Form 10-Q
period 2010-06-30
Global Indemnity plc
filed 2010-08-09
CIK 1494904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
001-34809
Commission File Number
GLOBAL INDEMNITY PLC
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-0664891 (I.R.S. Employer Identification No.)
ARTHUR COX BUILDING
EARLSFORT TERRACE
DUBLIN 2
IRELAND
(Address of principal executive office including zip code)
353 (0) 1 618 0517
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2010, the registrant had outstanding 18,292,061 Class A Common Shares and 12,061,372 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;
2)	“we,” “us,” and “our” refer to Global Indemnity and its subsidiaries or, prior to July 2, 1010, to United America Indemnity, Ltd., a Cayman Islands exempted company that, on that date, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;
3)	“United America Indemnity” refers to United America Indemnity, Ltd.;
4)	our “U.S. Subsidiaries” refers to Global Indemnity Group, Inc., U.A.I. Services, LLC, Global Indemnity Collectibles Insurance Services, LLC, AIS, Penn-America Group, Inc., and our Insurance Operations;
5)	our “United States Based Insurance Operations” and “Insurance Operations” refer to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Global Indemnity Collectibles Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;
6)	our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

7)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;
8)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;
9)	our “Non-U.S. Subsidiaries” refers to Global Indemnity Services, Ltd., Global Indemnity (Gibraltar) Limited, Global Indemnity (Cayman) Limited, Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Limited;
10)	our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;
11)	the “Luxembourg Companies” refers to Global Indemnity (Luxembourg) Limited, U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;
12)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (fka United America Indemnity Group, Inc.);
13)	“AIS” refers to American Insurance Service, Inc.;
14)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;
15)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;
16)	“Diamond State” refers to our product classification that includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;
17)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;
18)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
19)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
20)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,427,771 and $1,423,052)	$1,480,834	$1,471,572
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $930 and $1,509)	2,098	2,599
Common stocks:
Available for sale, at fair value (cost: $86,838 and $50,709)	89,029	63,057
Other invested assets
Available for sale, at fair value (cost: $4,255 and $4,323)	5,390	6,854
Securities classified as trading, at fair value (cost: $1,100 and $1,145)	1,100	1,145

Total investments	1,578,451	1,545,227

Cash and cash equivalents	105,097	186,087
Accounts receivable, net	70,483	69,711
Reinsurance receivables	485,636	543,351
Federal income taxes receivable	3,795	3,521
Deferred federal income taxes	16,134	13,819
Deferred acquisition costs	34,727	33,184
Goodwill	4,820	—
Intangible assets	19,271	9,236
Prepaid reinsurance premiums	11,727	16,546
Other assets	26,076	25,098

Total assets	$2,356,217	$2,445,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,168,759	$1,257,741
Unearned premiums	142,278	131,582
Ceded balances payable	4,769	16,009
Contingent commissions	5,927	11,169
Payable for securities purchased	8,968	37,258
Notes and debentures payable	121,427	121,569
Other liabilities	31,821	38,476

Total liabilities	1,483,949	1,613,804

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 21,340,929 and 21,243,345, respectively; Class A common shares outstanding: 18,302,169 and 18,215,239, respectively; Class B common shares issued and outstanding: 12,061,372 and 12,061,372, respectively	3	3
Additional paid-in capital	621,294	619,473
Accumulated other comprehensive income	43,702	48,481
Retained earnings	308,152	264,739
Class A common shares in treasury, at cost: 3,038,760 and 3,028,106 shares, respectively	(100,883)	(100,720)

Total shareholders’ equity	872,268	831,976

Total liabilities and shareholders’ equity	$2,356,217	$2,445,780

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:

Gross premiums written	$92,050	$91,480	$184,903	$190,668

Net premiums written	$79,523	$77,478	$161,004	$164,091

Net premiums earned	$74,702	$74,732	$145,490	$153,272
Net investment income	13,941	16,605	28,520	38,782
Net realized investment gains (losses):
Other-than-temporary impairment losses on investments	(363)	(459)	(452)	(3,581)
Other-than-temporary impairment losses on investments recognized in other comprehensive income	(4)	125	43	125
Other net realized investment gains (losses)	5,964	5,732	20,210	258

Total net realized investment gains (losses)	5,597	5,398	19,801	(3,198)
Other income	342	—	342	—

Total revenues	94,582	96,735	194,153	188,856

Losses and Expenses:
Net losses and loss adjustment expenses	32,675	44,047	74,464	91,787
Acquisition costs and other underwriting expenses	29,008	29,972	59,156	60,786
Corporate and other operating expenses	5,063	3,663	9,959	7,638
Interest expense	1,833	1,832	3,572	3,686

Income before income taxes	26,003	17,221	47,002	24,959
Income tax expense	1,491	2,758	3,560	3,481

Income before equity in net income (loss) of partnerships	24,512	14,463	43,442	21,478
Equity in net income (loss) of partnerships, net of taxes	—	1,798	(29)	1,933

Net income	$24,512	$16,261	$43,413	$23,411

Per share data:

Net income
Basic	$0.81	$0.64	$1.44	$1.09

Diluted	$0.81	$0.64	$1.44	$1.09

Weighted-average number of shares outstanding
Basic	30,206,970	25,400,963	30,195,806	21,482,181

Diluted	30,233,002	25,420,410	30,216,324	21,498,568

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$24,512	$16,261	$43,413	$23,411

Other comprehensive income (loss), net of taxes:
Unrealized holding gains arising during period	143	19,325	10,121	11,870
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of taxes	113	—	112	—
Recognition of previously unrealized holding (gains) losses	(3,801)	(3,549)	(14,794)	2,772
Unrealized foreign currency translation gains (losses)	(105)	77	(218)	77

Other comprehensive income (loss), net of taxes	(3,650)	15,853	(4,779)	14,719

Comprehensive income, net of taxes	$20,862	$32,114	$38,634	$38,130

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
Number of Class A common shares issued:
Number at beginning of period	21,243,345	12,516,308
Common shares issued under share incentive plans	58,123	36,064
Common shares issued to directors	39,461	101,762
Common shares issued under Rights Offering	—	8,589,211

Number at end of period	21,340,929	21,243,345

Number of Class B common shares issued:
Number at beginning of period	12,061,372	6,343,750
Common shares issued under Rights Offering	—	5,717,622

Number at end of period	12,061,372	12,061,372

Par value of Class A common shares:
Balance at beginning of period	$2	$2
Common shares issued under Rights Offering	—	—

Balance at end of period	$2	$2

Par value of Class B common shares:
Balance at beginning of period	$1	$1
Common shares issued under Rights Offering	—	—

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$619,473	$524,346
Share compensation plans	1,821	3,294
Common shares issued under Rights Offering	—	91,833

Balance at end of period	$621,294	$619,473

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$48,481	$25,108
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(4,673)	29,554
Unrealized foreign currency translation gains (losses)	(218)	140

Other comprehensive income (loss)	(4,891)	29,694
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of taxes	112	(1)
Cumulative effect adjustment per new impairment accounting guidance	—	(6,320)

Balance at end of period	$43,702	$48,481

Retained earnings:
Balance at beginning of period	$264,739	$182,982
Net income	43,413	75,437
Cumulative effect adjustment per new impairment accounting guidance	—	6,320

Balance at end of period	$308,152	$264,739

Number of Treasury Shares:
Number at beginning of period	3,028,106	3,009,577
Class A common shares purchased	10,654	18,529

Number at end of period	3,038,760	3,028,106

Treasury Shares, at cost:
Balance at beginning of period	$(100,720)	$(100,446)
Class A common shares purchased, at cost	(163)	(274)

Balance at end of period	$(100,883)	$(100,720)

Total shareholders’ equity	$872,268	$831,976

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$43,413	$23,411
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	41	41
Amortization and depreciation	1,190	37
Restricted stock expense	2,042	2,118
Deferred federal income taxes	74	9,178
Amortization of bond premium and discount, net	1,610	1,291
Net realized investment (gains) losses	(19,801)	3,198
Equity in net (income) loss of partnerships	29	(1,933)
Changes in:
Agents’ balances	(772)	(21,756)
Reinsurance receivables	57,715	59,176
Unpaid losses and loss adjustment expenses	(88,982)	(111,611)
Unearned premiums	10,696	5,706
Ceded balances payable	(11,240)	(5,501)
Other assets and liabilities, net	(8,749)	(1,200)
Contingent commissions	(5,242)	579
Federal income taxes receivable	(274)	5,112
Deferred acquisition costs	(1,543)	1,533
Prepaid reinsurance premiums	4,819	(2,747)

Net cash used for operating activities	(14,974)	(33,368)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	476,634	122,727
Proceeds from sale of stocks	20,330	53,077
Proceeds from maturity of fixed maturities	27,075	17,235
Proceeds from sale of other invested assets	68	16,699
Purchases of fixed maturities	(522,948)	(201,700)
Purchases of stocks	(51,461)	(49,895)
Purchases of other invested assets	—	(30,654)
Other	(14,970)	—

Net cash used for investing activities	(65,272)	(72,511)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	(221)	(168)
Issuance of common shares	—	100,043
Purchases of Class A common shares	(163)	(169)
Principal payments of term debt	(142)	(133)

Net cash provided by (used for) financing activities	(526)	99,573

Effect of exchange rates on cash and cash equivalents	(218)	77

Net change in cash and cash equivalents	(80,990)	(6,229)
Cash and cash equivalents at beginning of period	186,087	292,604

Cash and cash equivalents at end of period	$105,097	$286,375

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Principles of Consolidation and Basis of Presentation
United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. The Company’s Class A common stock was publicly traded on the NASDAQ Global Market under the trading symbol “INDM.” On July 2, 2010, the Company’s stock was exchanged on a two-for-one basis for shares of Global Indemnity plc as a result of the redomestication to Ireland. See Note 2 below for details regarding the redomestication and exchange of shares.
The interim consolidated financial statements are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Redomestication
In February 2010, the Company’s Board of Directors approved a plan for the Company to redomesticate from the Cayman Islands to Ireland pursuant to a scheme of arrangement. At a special shareholders meeting held on May 27, 2010, the Company’s shareholders voted in favor of completing the redomestication proposal pursuant to which all United America Indemnity, Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Global Indemnity, a newly formed Irish company that was incorporated on March 9, 2010, on a two-for-one basis (two United America Indemnity, Ltd. shares exchanged for one Global Indemnity plc share). The redomestication transaction was completed on July 2, 2010, following approval from the Grand Court of the Cayman Islands, at which time Global Indemnity plc replaced United America Indemnity, Ltd. as the ultimate parent company, and United America Indemnity, Ltd. became a wholly-owned subsidiary of Global Indemnity. Shares of United America Indemnity, Ltd. previously traded on the NASDAQ Global Select market under the symbol “INDM.” Shares of the Irish company, Global Indemnity, began trading on the NASDAQ Global Select Market on July 6, 2010 under the symbol “GBLI.”

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The consolidated financial statements and related notes to the consolidated financial statements of United America Indemnity Ltd. presented in Item 1 of Part I of this report have been adjusted to reflect the impact of the above-described stock exchange that took place on July 2, 2010. This adjustment impacted the presentation of common shares issued and outstanding, treasury shares, the par value of shares outstanding, additional paid in capital, basic and diluted weighted average share counts, basic and diluted net income per share calculations, and all other share and per share calculations presented in the report. The following tables present the aforementioned share counts and related calculations from the financial statements on both a pre- and post- reverse stock exchange basis.

	June 30, 2010		December 31, 2009
	Pre-Reverse	Post-Reverse	Pre-Reverse	Post-Reverse
Balance Sheet - June 30, 2010 vs. December 31, 2009	Stock	Stock	Stock	Stock
(Dollars in thousands, except per share data)	Exchange	Exchange	Exchange	Exchange
Class A Common shares issued	42,681,860	21,340,929	42,486,690	21,243,345
Less: Treasury shares	(6,077,526)	(3,038,760)	(6,056,213)	(3,028,106)

Class A Common shares outstanding	36,604,334	18,302,169	36,430,477	18,215,239

Class B Common shares issued	24,122,744	12,061,372	24,122,744	12,061,372
Less: Treasury shares	—	—	—	—

Class B Common shares outstanding	24,122,744	12,061,372	24,122,744	12,061,372

Par value of Class A common shares	$4	$2	$4	$2

Par value of Class B common shares	$3	$1	$3	$1

Additional paid-in capital	$621,290	$621,294	$619,469	$619,473

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Pre-Reverse	Post-Reverse	Pre-Reverse	Post-Reverse
Income Statement - Quarter to date	Stock	Stock	Stock	Stock
(Dollars in thousands except per share data)	Exchange	Exchange	Exchange	Exchange
Basic earnings per share:
Weighted average shares outstanding — basic	60,413,937	30,206,970	49,462,974	24,731,487
Adjustment for bonus element of Rights Offering	—	—	1,338,951	669,476

Adjusted weighted average shares outstanding — basic	60,413,397	30,206,970	50,801,925	25,400,963

Net income per share	$0.41	$0.81	$0.32	$0.64

Diluted earnings per share:
Weighted average shares outstanding — diluted	60,466,001	30,233,002	49,501,869	24,750,934
Adjustment for bonus element of Rights Offering	—	—	1,338,951	669,476

Adjusted weighted average shares outstanding — diluted	60,466,001	30,233,002	50,840,820	25,420,410

Net income per share	$0.41	$0.81	$0.32	$0.64

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Pre-Reverse	Post-Reverse	Pre-Reverse	Post-Reverse
Income Statement - Year to date	Stock	Stock	Stock	Stock
(Dollars in thousands except per share data)	Exchange	Exchange	Exchange	Exchange
Basic earnings per share:
Weighted average shares outstanding — basic	60,391,636	30,195,806	40,512,274	20,256,137
Adjustment for bonus element of Rights Offering	—	—	2,452,087	1,226,044

Adjusted weighted average shares outstanding — basic	60,391,636	30,195,806	42,964,361	21,482,181

Net income per share	$0.72	$1.44	$0.54	$1.09

Diluted earnings per share:
Weighted average shares outstanding — diluted	60,432,707	30,216,324	40,545,048	20,272,524
Adjustment for bonus element of Rights Offering	—	—	2,452,087	1,226,044

Adjusted weighted average shares outstanding — diluted	60,432,707	30,216,324	42,997,135	21,498,568

Net income per share	$0.72	$1.44	$0.54	$1.09

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Investments
The Company’s investments in fixed maturities, preferred stock, and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding the limited partnership interest, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, excluding the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other-than-temporary. The difference between amortized cost and fair value of the convertible bonds and convertible preferred stocks is included in income.
The amortized cost and estimated fair value of investments were as follows as of June 30, 2010 and December 31, 2009:

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	in AOCI (1)
As of June 30, 2010
Fixed maturities:
U.S. treasury and agency obligations	$227,100	$11,894	$—	$238,994	$—
Obligations of states and political subdivisions	235,727	6,877	(141)	242,463	—
Mortgage-backed securities	275,249	12,853	(72)	288,030	(44)
Asset-backed securities	122,220	2,784	(97)	124,907	(48)
Corporate notes and loans	507,117	18,907	(2,125)	523,899	(134)
Foreign corporate bonds	60,358	2,192	(9)	62,541	—

Total fixed maturities	1,427,771	55,507	(2,444)	1,480,834	(226)
Common stock	86,838	6,936	(4,745)	89,029	—
Preferred stock	930	1,168	—	2,098	—
Other invested assets	5,355	1,135	—	6,490	—

Total	$1,520,894	$64,746	$(7,189)	$1,578,451	$(226)

(1)	Represents the total amount of other-than-temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) since the date of adoption of the recent guidance on other-than-temporary investments. Per the accounting guidance, these items were not included in earnings as of June 30, 2010.

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of December 31, 2009
Fixed maturities:
U.S. treasury and agency obligations	$228,386	$7,936	$(234)	$236,088	$—
Obligations of states and political subdivisions	217,713	8,255	(370)	225,598	—
Mortgage-backed securities	349,287	15,219	(506)	364,000	(72)
Asset-backed securities	112,287	2,322	(446)	114,163	(10)
Corporate notes and loans	446,570	15,419	(1,259)	460,730	(698)
Foreign corporate bonds	68,809	2,354	(170)	70,993	—

Total fixed maturities	1,423,052	51,505	(2,985)	1,471,572	(780)
Common stock	50,709	12,473	(125)	63,057	—
Preferred stock	1,509	1,090	—	2,599	—
Other invested assets	5,468	2,531	—	7,999	—

Total	$1,480,738	$67,599	$(3,110)	$1,545,227	$(780)

(1)	Represents the total amount of other-than-temporary impairment losses recognized in AOCI since the date of adoption of the recent guidance on other-than-temporary investments. Per the accounting guidance, these items were not included in earnings as of December 31, 2009.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Excluding U.S. treasury and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 10.0% of shareholders’ equity at June 30, 2010 or December 31, 2009.
The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$60,496	$61,588
Due after one year through five years	701,655	724,946
Due after five years through ten years	196,197	203,821
Due after ten years through fifteen years	33,456	36,398
Due after fifteen years	38,498	41,144
Mortgaged-backed securities	275,249	288,030
Asset-backed securities	122,220	124,907

	$1,427,771	$1,480,834

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2010:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities:
Obligations of states and political subdivisions	$21,655	$(92)	$6,469	$(49)	$28,124	$(141)
Mortgage-backed securities	—	—	2,596	(72)	2,596	(72)
Asset-backed securities	2,185	(19)	1,005	(78)	3,190	(97)
Corporate notes and loans	100,544	(2,125)	—	—	100,544	(2,125)
Foreign corporate bonds	4,866	(9)	—	—	4,866	(9)

Total fixed maturities	129,250	(2,245)	10,070	(199)	139,320	(2,444)
Common stock	51,938	(4,745)	—	—	51,938	(4,745)

Total	$181,188	$(6,990)	$10,070	$(199)	$191,258	$(7,189)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2009:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities:
U.S. treasury and agency obligations	$56,445	$(234)	$—	$—	$56,445	$(234)
Obligations of states and political subdivisions	26,488	(239)	6,403	(131)	32,891	(370)
Mortgage-backed securities	23,612	(217)	5,020	(289)	28,632	(506)
Asset-backed securities	31,255	(246)	1,625	(200)	32,880	(446)
Corporate notes and loans	87,286	(1,166)	3,556	(93)	90,842	(1,259)
Foreign corporate bonds	11,835	(170)	—	—	11,835	(170)

Total fixed maturities	236,921	(2,272)	16,604	(713)	253,525	(2,985)
Common stock	3,184	(73)	1,107	(52)	4,291	(125)

Total	$240,105	$(2,345)	$17,711	$(765)	$257,816	$(3,110)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.
The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis through discounted cash flow testing to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other-than-temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.
For fixed maturities, the factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, among others, whether:
(1)	the issuer is in financial distress;

(2)	the investment is secured;

(3)	a significant credit rating action occurred;

(4)	scheduled interest payments were delayed or missed;

(5)	changes in laws or regulations have affected an issuer or industry;

(6)	the investment has an unrealized loss and was identified by the Company’s Investment Manager as an investment to be sold before recovery or maturity; and

(7)	the investment failed cash flow projection testing to determine if anticipated principal and interest payments will be realized.
According to the most recent accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other-than-temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other-than-temporary. If the impairment is deemed to be other-than-temporary, the Company must separate the other-than-temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other-than-temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
For equity securities, management carefully reviews all securities with unrealized losses and further focuses on securities that have either:
(1)	persisted for more than twelve consecutive months or

(2)	the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.
The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:
Obligations of states and political subdivisions — As of June 30, 2010, gross unrealized losses related to obligations of states and political subdivisions were $0.1 million. Of this amount, $0.05 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated investment grade. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.
Mortgage-backed securities — non-agency — As of June 30, 2010, gross unrealized losses related to mortgage-backed securities — non-agency were $0.07 million. All unrealized losses have been in an unrealized loss position for twelve months or greater. Of these securities, 64.5% are rated AAA with the remaining securities carrying an average rating between AA and A. The Company’s investment manager models each residential mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (e.g. fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (e.g. owner occupied / investor property), dwelling type (e.g. single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.
Asset backed securities (“ABS”) — As of June 30, 2010, gross unrealized losses related to asset backed securities were $0.1 million. Of this amount, $0.08 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 28.6. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.
Corporate notes and loans — As of June 30, 2010, gross unrealized losses related to corporate notes and loans were $2.1 million. All unrealized losses have been in an unrealized loss position for less than twelve months. 97% of these securities are corporate loans which are below investment grade. The Company’s investment managers’ analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Foreign bonds — As of June 30, 2010, gross unrealized losses related to foreign bonds were $0.009 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated either AA or A. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.
The Company recorded the following other-than-temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2010 and 2009:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturities:
OTTI losses, gross	$17	$459	$106	$2,341
Portion of loss recognized in other comprehensive income (pre-tax)	4	(125)	(43)	(125)

Net impairment losses on fixed maturities recognized in earnings	21	334	63	2,216
Common stock	346	—	346	593
Preferred stock	—	—	—	647

Total	$367	$334	$409	$3,456

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and six months ended June 30, 2010 and 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$92	$—	$50	$—
Additions where no OTTI was previously recorded	16	21	47	21
Additions where an OTTI was previously recorded	5	—	16	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	—	—

Balance at end of period	$113	$21	$113	$21

Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of June 30, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Net unrealized gains (losses) from:
Fixed maturities	$53,063	$48,521
Preferred stocks	1,168	1,090
Common stocks	2,191	12,348
Partnerships < 3% owned	1,135	2,531
Foreign currency fluctuations	(175)	44
Deferred taxes	(13,680)	(16,053)

Accumulated other comprehensive income	$43,702	$48,481

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Net Realized Investment Gains (Losses)
The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturities	$3,688	$380	$15,379	$(5,293)
Convertibles	—	2,450	3	2,817
Common stock	1,909	2,568	4,419	(75)
Preferred stock	—	—	—	(647)

Total	$5,597	$5,398	$19,801	$(3,198)

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009

Fixed maturities	$476,634	$122,727
Equity securities	20,330	53,077
Net Investment Income
The sources of net investment income for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturities	$15,133	$15,845	$30,713	$30,659
Preferred and common stocks	445	468	806	944
Cash and cash equivalents	31	270	108	856
Other invested assets	4	1,213	4	8,647

Total investment income	15,613	17,796	31,631	41,106
Investment expense	(1,672)	(1,191)	(3,111)	(2,324)

Net investment income	$13,941	$16,605	$28,520	$38,782

The Company’s total investment return on an after-tax basis for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net investment income	$11,784	$13,697	$24,070	$30,922

Net realized investment gains (losses):
Invested assets excluding partnerships	3,801	3,549	14,794	(2,772)
Partnerships	—	1,798	(29)	1,933

Total net realized investment gains (losses)	3,801	5,347	14,765	(839)
Net unrealized investment gains (losses)	(3,544)	15,776	(4,561)	14,642

Net investment gains	257	21,123	10,204	13,803

Total investment return	$12,041	$34,820	$34,274	$44,725

Total investment return % (1)	0.7%	2.1%	2.0%	2.7%

Average investment portfolio (2)	$1,684,833	$1,626,713	$1,684,318	$1,639,141

(1)	Not annualized.

(2)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Subprime and Alt-A Investments
The Company had approximately $2.8 million and $2.5 million worth of investment exposure through subprime and Alt-A investments as of June 30, 2010 and December 31, 2009, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of June 30, 2010, approximately $0.9 million of those investments were rated AAA, $0.2 million were rated BBB+ to AA, $1.0 million were rated BB, $0.5 million were rated B, and $0.2 million were rated D to CCC. As of December 31, 2009, approximately $0.8 million of those investments were rated AAA, $1.6 million were rated BBB- to AA, and $0.1 million were rated CCC. Impairments on these investments were $0.01 million and $0.03 million during the quarter and six months ended June 30, 2010, respectively, and $0.9 million during the year ended December 31, 2009.
Insurance Enhanced Municipal Bonds
As of June 30, 2010, the Company held insurance enhanced municipal bonds of approximately $127.1 million, which represented approximately 7.6% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $52.5 million of these bonds are pre-refunded with U.S. treasury securities, of which $40.0 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $74.6 million of insurance enhanced municipal bonds, $21.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$2,148	$—
AA	18,885	4,205
A	436	15,159
BBB	—	1,026
BB	—	1,079

Total	$21,469	$21,469

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2010 is as follows:

				Exposure Net
				of Pre-refunded
			Government	& Government
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$13,584	$5,892	$—	$7,692
Assured Guaranty Corporation	3,699	—	—	3,699
Financial Guaranty Insurance Company	2,525	2,525	—	—
Financial Security Assurance, Inc.	38,921	16,657	—	22,264
Municipal Bond Insurance Association	44,572	12,287	—	32,285
Federal Housing Association	2,324	—	2,324	—
Federal National Housing Association	780	—	780	—
Government National Housing Association	4,920	1,002	3,918	—
Permanent School Fund Guaranty	3,350	1,650	1,700	—

Total backed by financial guarantors	114,675	40,013	8,722	65,940
Other credit enhanced municipal bonds	12,466	12,466	—	—

Total	$127,141	$52,479	$8,722	$65,940

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In addition to the $127.1 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $35.3 million, which represented approximately 2.1% of the Company’s total invested assets. The financial guarantors of the Company’s $35.3 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($1.0 million), Municipal Bond Insurance Association ($12.2 million), Ambac ($4.6 million), Financial Security Assurance, Inc ($6.5 million), Assured Guaranty Insurance Group ($5.7 million), and Other ($5.3 million).
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2010.
Bonds Held on Deposit
Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of June 30, 2010 and December 31, 2009:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2010	December 31, 2009

On deposit with governmental authorities	$43,843	$41,336
Intercompany trusts held for the benefit of U.S. policyholders	631,791	653,500
Held in trust pursuant to third party requirements	48,728	29,884
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,510	6,169

Total	$730,872	$730,889

4. Fair Value Measurements
The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of June 30, 2010 and December 31, 2009. Effective December 31, 2009, the Company redeemed the majority of its ownership interest in this limited partnership, resulting in its ownership interest falling below 3%. As of June 30, 2010, the Company’s remaining interest in this limited partnership was comprised of convertible preferred securities of a privately held company. Accordingly, this investment is classified as Level 3 within the fair value hierarchy.
During the quarters and six months ended June 30, 2010 and 2009, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Limited partnership > 3% ownership	$—	$1,798	$(29)	$1,933
These gains (losses) are reflected on the consolidated statement of operations as equity in net income (loss) of partnerships, net of taxes.
The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest.
The accounting standards related to fair value measurements define fair value, establish a framework for measuring fair value, outline a fair value hierarchy based on inputs used to measure fair value, and enhance disclosure requirements for fair value measurements. These standards do not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of these accounting standards.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s invested assets are carried at their fair value and are categorized based upon a fair value hierarchy:
•	Level 1 — inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

•	Level 2 — inputs utilize other than quoted prices included in Level 1 that are observable for the similar assets, either directly or indirectly.

•	Level 3 — inputs are unobservable for the asset, and include situations where there is little, if any, market activity for the asset.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for invested assets within the Level 3 category presented in the tables below may include changes in fair value that are attributed to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$98,011	$140,983	$—	$238,994
Obligations of states and political subdivisions	—	242,463	—	242,463
Mortgage-backed securities	—	288,030	—	288,030
Asset-backed securities	—	124,907	—	124,907
Corporate notes and loans	—	523,899	—	523,899
Foreign corporate bonds	—	62,541	—	62,541

Total fixed maturities	98,011	1,382,823	—	1,480,834
Preferred shares	—	2,098	—	2,098
Common shares	89,029	—	—	89,029
Other invested assets	—	—	6,490	6,490

Total invested assets	$187,040	$1,384,921	$6,490	$1,578,451

As of December 31, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$82,021	$154,067	$—	$236,088
Obligations of states and political subdivisions	—	225,598	—	225,598
Mortgage-backed securities	—	364,000	—	364,000
Asset-backed securities	—	114,163	—	114,163
Corporate notes and loans	—	460,730	—	460,730
Foreign corporate bonds	—	70,993	—	70,993

Total fixed maturities	82,021	1,389,551	—	1,471,572
Preferred shares	579	2,020	—	2,599
Common shares	63,057	—	—	63,057
Other invested assets	—	—	7,999	7,999

Total invested assets	$145,657	$1,391,571	$7,999	$1,545,227

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.
The securities classified as Level 2 in the above table consist primarily of fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. For corporate loans, price quotes from multiple dealers along with recent reported trades for identical or similar securities are used to develop prices.
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2010:

Other
Quarter Ended June 30, 2010	Invested
(Dollars in thousands)	Assets

Beginning balance at April 1, 2010	$6,548
Total losses (realized / unrealized):
Included in accumulated other comprehensive income	(58)

Ending balance at June 30, 2010	$6,490

Net unrealized losses included in net income for the period related to assets still held at June 30, 2010	$—

Other
Six Months Ended June 30, 2010	Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(44)
Included in accumulated other comprehensive income	(1,397)
Distribution	(68)

Ending balance at June 30, 2010	$6,490

Net unrealized losses included in net income for the period related to assets still held at June 30, 2010	$(44)

The securities classified as Level 3 in the above tables consist of $6.5 million related to investments in limited partnerships. Of the investments in limited partnerships, $5.4 million was comprised of securities for which there is no readily available independent market price, and the remaining $1.1 million of the $6.5 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities are subject to an appraisal action in Delaware State Court. Until the appraisal action is resolved, the Company’s ownership interest in this limited partnership is wholly illiquid. The estimated fair value of these limited partnerships is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. However, since the Company does not have the ability to see the invested asset composition of this limited partnership on a daily basis, it has classified this investment within the Level 3 category.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2009:

Other
Quarter Ended June 30, 2009	Invested
(Dollars in thousands)	Assets

Beginning balance at April 1, 2009	$19,731
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	2,530
Included in accumulated other comprehensive income	(816)
Purchases	30,602
Sales	(1,230)

Ending balance at June 30, 2009	$50,817

Net unrealized gains included in net income for the period related to assets still held at June 30, 2009	$2,530

Other
Six Months Ended June 30, 2009	Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2009	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	2,737
Included in accumulated other comprehensive income	(3,884)
Purchases	30,654
Sales	(25,362)

Ending balance at June 30, 2009	$50,817

Net unrealized gains included in net income for the period related to assets still held at June 30, 2009	$2,737

The securities classified as Level 3 in the above tables consist of $50.8 million related to the Company’s limited partnership investments. Of this amount, $10.6 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. $9.8 million was related to a limited partnership that invests mainly in securities that are publicly traded. However, since the Company does not have the ability to see the invested asset composition of these limited partnerships on a daily basis, these investments have been classified within the Level 3 category. The remaining $30.4 million was related to a limited partnership that invests in bank loans. This investment is classified within the Level 3 category since the bank loans trade infrequently (or not all), and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.
Fair Value of Alternative Investments
Included in “Other invested assets” in the fair value hierarchy at June 30, 2010 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2010.

		Future
		Funding
(Dollars in thousands)	Fair Value	Commitments

Equity Fund, LP (1)	$4,635	$2,569
Real Estate Fund, LP (2)	755	—
High Yield Convertible Securities Fund, LP (3)	1,100	—

Total	$6,490	$2,569

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(3)	This limited partnership is a registered mutual fund which invests in a portfolio of high yield convertible securities issued by companies with small to medium market capitalizations and lower credit ratings (generally below investment grade). In accordance with the partnership agreement, the Company has exercised its right to submit a capital withdrawal request effective December 31, 2009. As of December 31, 2009, the Company was unable to redeem a portion of its ownership interest in this limited partnership with a fair market value of $1.1 million. This is related to convertible preferred securities of one company which are subject to an Appraisal Action in Delaware Court. The partnership decided to participate in the Appraisal Action to maximize the value of its preferred share. Until the appraisal action is resolved, the claim relating to the preferred share is wholly illiquid.
Pricing
Effective January 1, 2009, the Company changed its primary investment manager and investment accountants. The former investment manager provided the Company with one non-binding price for each of its fixed maturity and equity securities valued as Level 1 or Level 2 in the fair value hierarchy. The new investment manager does not provide any pricing to the Company’s investment accountants. As a result, the Company entered into third party agreements with pricing vendors to obtain single non-binding prices for its securities. The third party pricing vendors, and the respective securities they price, were selected based on the requisite experience of each asset manager by asset class. The investment manager provided advice as to which pricing source would provide the best estimate of fair value for each asset class.
The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships. One vendor provides prices for equity securities and select fixed maturity categories including: corporate loans, commercial mortgage backed securities, high yield, investment grade, short term securities, and international fixed income securities, if any. A second vendor provides prices for other fixed maturity categories including: asset backed securities (“ABS”), collateralized mortgage obligations (“CMO”), and municipals. A third vendor provides prices for the remaining fixed maturity categories including mortgage backed securities (“MBS”) and treasuries.
The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:
•	Equity prices are received from all primary and secondary exchanges.

•	Corporate notes are individually evaluated on a nominal spread or an option adjusted spread basis depending on how the market trades a security or sector. Spreads are updated each day and compared with those from the broker/dealer community and contributing firms. Issues are generally benchmarked off of the U.S. treasuries or LIBOR.

•	For CMOs, which are categorized with mortgage-backed securities in the tables listed above, a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread model is used. For ABSs, a single expected cash flow stream model is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, treasury, swap curves and spread adjustments.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
•	For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.

•	U.S. Treasuries are priced on the bid side by a market maker.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA (a forward MBS trade) or benchmarking to value a security.

•	Corporate loans are priced using averages of bids and offers obtained from the broker/dealer community involved in trading such loans.
The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with the most recent accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:
•	Examining market value changes on an overall portfolio basis to determine if the market value reported by the pricing vendors appears reasonable. Duration of the portfolio and changes to benchmark yields are compared to the market value change reported by the Investment Manager to make this determination. The fair values reported are reviewed by management.

•	Reviewing periodic reports provided by the Investment Manager that provides information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.
During the quarter and six months ended June 30, 2010, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.
5. Goodwill and Intangible Assets
In April 2010, the Company recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition. The acquisition was recorded as a business combination using the purchase method of accounting in accordance with applicable accounting guidance. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. The trademarks have been determined to have indefinite lives and therefore will not be subject to amortization. The customer relationships and non-compete agreements have been determined to have definite lives and will therefore be amortized over their estimated useful lives. The customer relationships will be amortized over fifteen years, and the non-compete agreements will be amortized over two years. As a result of this acquisition, the Company’s goodwill and intangible assets were $4.8 million and $19.3 million, respectively, as of June 30, 2010.
6. Reinsurance
The Company cedes insurance to unrelated reinsurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer. Moreover, reinsurers may fail to pay the Company due to a lack of reinsurer liquidity for losses on risks that are excluded from reinsurance coverage, and other similar factors, all of which could adversely affect the Company’s financial results.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company had the following reinsurance balances as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Reinsurance receivables	$485,636	$543,351
Collateral securing reinsurance receivables	(335,151)	(378,056)

Reinsurance receivables, net of collateral	$150,485	$165,295

Allowance for uncollectible reinsurance receivables	$12,947	$12,947
Prepaid reinsurance premiums	11,727	16,546
The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels, as follows:
Property Catastrophe Excess of Loss — The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2010, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $75.0 million in excess of $15.0 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2010, which provided identical coverage.
Property Per Risk Excess of Loss — Effective January 1, 2010, the Company renewed its property per risk excess of loss treaty which provides coverage of $14.0 million per risk in excess of $1.0 million per risk. This replaces the treaty that expired December 31, 2009, which also covered $14.0 million per risk in excess of $1.0 million per risk. This treaty provides coverage in two layers: $4.0 million per risk in excess of $1.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. Similar to expiring terms, the first layer is subject to a $4.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.
Professional Liability Excess of Loss — Effective January 1, 2010, the Company renewed its professional liability excess of loss treaty which provides coverage of $4.0 million per policy / occurrence in excess of $1.0 million per policy / occurrence. This replaces the treaty that expired December 31, 2009, which provided identical limits of coverage.
Casualty Excess of Loss — Effective May 1, 2010, the Company renewed its casualty excess of loss treaty which provides coverage for $2.0 million per occurrence in excess of $1.0 million per occurrence for general liability and auto liability. Allocated loss adjustment expenses are included within limits. This replaces the treaty that expired April 30, 2010, which provided coverage for $2.25 million per occurrence in excess of $0.75 million per occurrence, with allocated loss adjustment expenses shared in proportion to losses retained and ceded.
Casualty Clash Excess of Loss — Effective January 1, 2010, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. This replaces the treaty that expired December 31, 2009, which provided identical coverage.
Workers Compensation Excess of Loss — Effective April 15, 2010, the Company entered into two new workers compensation excess of loss treaties. The first treaty provides coverage for $3.0 million per occurrence in excess of $2.0 million per occurrence, with three full reinstatements of coverage — one at no cost and two at 100% additional premium as to time and pro rata as to amount of limit reinstated. The second treaty provides coverage in three layers for $45.0 million per occurrence in excess of $5.0 million per occurrence. The first layer of $5.0 million in excess of $5.0 million provides for two full reinstatements of coverage at 100% additional premium. The second layer of $10.0 million in excess of $10.0 million, and the third layer of $30.0 million in excess of $20.0 million, provides for one full reinstatement of coverage at 100% additional premium.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Marine Excess of Loss — Effective May 24, 2010, the Company entered into a new marine excess of loss treaty which provides coverage in three layers for $13.0 million per occurrence in excess of $2.0 million per occurrence. The first layer of $3.0 million in excess of $2.0 million, and the second layer of $5.0 million in excess of $5.0 million, provides for two full reinstatements of coverage at 100% additional premium. The third layer of $5.0 million in excess of $10.0 million provides for one full reinstatement of coverage at 100% additional premium.
Property Quota Share — Effective January 1, 2010, the Company renewed its quota share treaty related to the Penn-America property line of business. The expiring quota share program was terminated on a cut-off basis. The renewal quota share program covers premiums earned in 2010 on policies written in 2009 and 2010. The quota share percentage was increased from 30% to 40%. During the quarter and six months ended June 30, 2010, the Company ceded $3.7 million and $7.5 million of earned premium, respectively.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter or six months ended June 30, 2010.
7. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 28.59% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and then adding that amount to income taxes on net realized gains and losses and limited partnership distributions. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters and six months ended June 30, 2010 and 2009 were as follows:

Quarter Ended June 30, 2010:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$56,139	$61,532	$(25,621)	$92,050

Net premiums written	$56,132	$23,391	$—	$79,523

Net premiums earned	$51,458	$23,244	$—	$74,702
Net investment income	10,810	7,728	(4,597)	13,941
Net realized investment gains	465	5,132	—	5,597
Other income	—	342	—	342

Total revenues	62,733	36,446	(4,597)	94,582
Losses and Expenses:
Net losses and loss adjustment expenses	26,119	6,556	—	32,675
Acquisition costs and other underwriting expenses	18,674	10,334	—	29,008
Corporate and other operating expenses	2,825	2,238	—	5,063
Interest expense	—	6,430	(4,597)	1,833

Income before income taxes	$15,115	$10,888	$—	$26,003

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended June 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,097	$72,687	$(32,304)	$91,480

Net premiums written	$50,991	$26,487	$—	$77,478

Net premiums earned	$45,418	$29,314	$—	$74,732
Net investment income	10,701	10,501	(4,597)	16,605
Net realized investment gains	115	5,283	—	5,398

Total revenues	56,234	45,098	(4,597)	96,735
Losses and Expenses:
Net losses and loss adjustment expenses	23,596	20,451	—	44,047
Acquisition costs and other underwriting expenses	18,329	11,643	—	29,972
Corporate and other operating expenses	648	3,015	—	3,663
Interest expense	—	6,429	(4,597)	1,832

Income before income taxes	$13,661	$3,560	$—	$17,221

Six Months Ended June 30, 2010:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$117,785	$115,603	$(48,485)	$184,903

Net premiums written	$116,999	$44,005	$—	$161,004

Net premiums earned	$98,499	$46,991	$—	$145,490
Net investment income	21,671	15,993	(9,144)	28,520
Net realized investment gains	5,496	14,305	—	19,801
Other income	—	342	—	342

Total revenues	125,666	77,631	(9,144)	194,153
Losses and Expenses:
Net losses and loss adjustment expenses	52,073	22,391	—	74,464
Acquisition costs and other underwriting expenses	39,049	20,107	—	59,156
Corporate and other operating expenses	4,993	4,966	—	9,959
Interest expense	—	12,716	(9,144)	3,572

Income before income taxes	$29,551	$17,451	$—	$47,002

Six Months Ended June 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$111,991	$140,307	$(61,630)	$190,668

Net premiums written	$111,461	$52,630	$—	$164,091

Net premiums earned	$90,189	$63,083	$—	$153,272
Net investment income	20,927	26,999	(9,144)	38,782
Net realized investment losses	(1,982)	(1,216)	—	(3,198)

Total revenues	109,134	88,866	(9,144)	188,856
Losses and Expenses:
Net losses and loss adjustment expenses	49,792	41,995	—	91,787
Acquisition costs and other underwriting expenses	36,529	24,257	—	60,786
Corporate and other operating expenses	3,519	4,119	—	7,638
Interest expense	—	12,830	(9,144)	3,686

Income before income taxes	$19,294	$5,665	$—	$24,959

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2010		2009
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income

Expected tax provision at weighted average rate	$3,811	14.7%	$1,266	7.3%
Adjustments:
Tax exempt interest	(465)	(1.8)	(668)	(3.9)
Dividend exclusion	(84)	(0.3)	(99)	(0.6)
Effective tax rate adjustment	(1,804)	(6.9)	2,196	12.7
Other	33	0.0	63	0.5

Income tax expense	$1,491	5.7%	$2,758	16.0%

	Six Months Ended June 30,
	2010		2009
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income

Expected tax provision at weighted average rate	$6,185	13.2%	$2,023	8.1%
Adjustments:
Tax exempt interest	(984)	(2.1)	(1,380)	(5.5)
Dividend exclusion	(163)	(0.3)	(210)	(0.8)
Effective tax rate adjustment	(1,526)	(3.2)	2,951	11.8
Other	48	—	97	0.3

Income tax expense	$3,560	7.6%	$3,481	13.9%

The effective income tax expense rate for the six months ended June 30, 2010 was 7.6%, compared to 13.9% for the six months ended June 30, 2009. The decrease in the effective tax rate is primarily due to the difference in the annualized effective tax rate being used. The effective rates differed from the weighted average expected income tax expense rates of 13.2% and 8.1% for the six months ended June 30, 2010 and 2009, respectively, primarily due to the fact that the Company records tax based on the annualized effective tax rate, net of tax-exempt interest and dividends.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006.
The alternative minimum tax credit carryover was $4.8 million and $3.2 million as of June 30, 2010 and December 31, 2009, respectively.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefit was $1.1 million as of June 30, 2010 and December 31, 2009. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2010, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2010, the related adjustments could have a material impact on the Company’s future results of operations.
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2010		2009		2010		2009

Balance at beginning of period	$1,232,641		$1,446,974		$1,257,741		$1,506,429
Less: Ceded reinsurance receivables	519,548		637,686		527,413		670,591

Net balance at beginning of period	713,093		809,288		730,328		835,838

Incurred losses and loss adjustment expenses related to:
Current year	48,493		46,200		93,120		94,697
Prior years (1)	(15,818	)(2)	(2,153	)(3)	(18,656	)(4)	(2,910	)(5)

Total incurred losses and loss adjustment expenses	32,675		44,047		74,464		91,787

Paid losses and loss adjustment expenses related to:
Current year	8,932		12,873		11,592		16,070
Prior years	52,421		59,308		108,785		130,401

Total paid losses and loss adjustment expenses	61,353		72,181		120,377		146,471

Net balance at end of period	684,415		781,154		684,415		781,154
Plus: Ceded reinsurance receivables	484,344		613,664		484,344		613,664

Balance at end of period	$1,168,759		$1,394,818		$1,168,759		$1,394,818

(1)	When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

(2)	In the second quarter of 2010, the Company reduced its prior accident year loss reserves by $15.8 million, which consisted of a $10.7 million reduction in general liability lines, a $2.5 million reduction in professional liability lines, a $2.4 million reduction in umbrella lines, and a $0.2 million reduction in auto liability lines. The reduction in the general liability lines is primarily related to accident years 2006 through 2009 due to less than anticipated severity. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages. The reduction to the professional liability lines primarily consisted of net reductions of $4.0 million related to accident years 2008 and prior, driven by lower than expected paid and incurred activity during the quarter. This reduction was offset by an increase of $1.5 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity. The reduction in the umbrella lines primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to the Company’s initial indications. The reduction in the auto liability line primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than the Company’s prior projections. This reduction was offset by an increase of $0.2 million to accident year 2009 where losses on the Company’s commercial auto product were higher than anticipated.

(3)	In the second quarter of 2009, the Company reduced its prior accident year loss reserves by $2.1 million, which consisted of a $2.1 million reduction in property lines related primarily to accident year 2008 and a reduction of $2.0 million in general liability lines related primarily to accident years 2006 to 2008, offset by a $2.0 million increase in professional lines related to terminated programs.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)	In 2010, the Company reduced its prior accident year loss reserves by $18.7 million, which consisted of a $12.7 million reduction in general liability lines, a $3.1 million reduction in professional liability lines, a $2.4 million reduction in umbrella lines, a $0.3 million reduction in property lines, and a $0.2 million reduction in auto liability lines. The reduction in the general liability lines primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. Incurred losses have developed at a rate lower than the Company’s historical averages. The reduction to the professional liability lines primarily consisted of net reductions of $4.6 million related to accident years 2008 and prior due to lower severity than originally anticipated, partially offset by a $1.5 million increase related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.. The reduction in the umbrella lines primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to the Company’s initial indications. The reduction in the property lines primarily consisted of net reductions of $1.6 million primarily related to accident years 2007 and prior due to lower than anticipated severity, offset by an increase of $1.3 million related to accident years 2008 and 2009 that was driven by higher than expected claim frequency and severity. The reduction in the auto liability line primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than the Company’s prior projections. This reduction was offset by an increase of $0.2 million to accident year 2009 where losses on the Company’s commercial auto product were higher than anticipated.

(5)	In 2009, the Company reduced its prior accident year loss reserves by $2.1 million and reduced its allowance for uncollectible reinsurance by $0.8 million. The loss reserves reduction of $2.1 million primarily consisted of a $2.1 million reduction in property lines related primarily to accident year 2008 and a reduction of $2.0 million in general liability lines related primarily to accident years 2006 to 2008, offset by a $2.0 million increase in professional lines related to terminated programs.
9. Related Party Transactions
Fox Paine & Company
As of June 30, 2010, Fox Paine & Company beneficially owned shares having approximately 89.5% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a majority of the members of the Company’s Board of Directors. The Company’s Board of Directors currently consists of eight directors, five of which were nominated by Fox Paine & Company. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.4 million in each of the quarters ended June 30, 2010 and 2009 and $0.8 million in each of the six months ended June 30, 2010 and 2009 as part of the annual management fee that is paid to Fox Paine & Company. The Company reimbursed Fox Paine & Company $0.2 million and $0.08 million during the quarters ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.1 million during the six months ended June 30, 2010 and 2009, respectively, for expenses incurred in providing management services.
At June 30, 2010 and December 31, 2009, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.6 million and $5.6 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the Company had an unfunded capital commitment of $2.6 million to the partnership. A distribution of $0.07 million was received from the limited partnership during the first quarter of 2010.
As part of the Company’s redomestication from the Cayman Islands to Ireland, the Company has agreed to indemnify Fox Paine & Company against any Irish stamp duty that it may incur. As of the filing date of this report, the Company has not been made aware by Fox Paine & Company that it has incurred any Irish stamp duty. See Item 1A in Part I of the Company’s 2009 Annual Report on Form 10-K for details concerning the Irish stamp duty.
Cozen O’Connor
During the quarters ended June 30, 2010 and 2009, the Company incurred $0.03 million and $0.02 million respectively, for legal services rendered by Cozen O’Connor. During the six months ended June 30, 2010 and 2009, the Company incurred $0.07 million and $0.09 million respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Validus Reinsurance, Ltd.
Validus Reinsurance, Ltd. (“Validus”) was a participant on the Company’s following catastrophe reinsurance treaties:
•	$30.0 million in excess of $30.0 million, which expired on May 31, 2007;

•	$25.0 million in excess of $5.0 million, which expired on May 31, 2007;

•	$100.0 million in excess of $10.0 million, which expired on May 31, 2008; and

•	$70.0 million in excess of $10.0 million, which expired on May 31, 2009.
There was no premium paid to Validus as a result these treaties in the quarters or six months ended June 30, 2010 and 2009.
Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010		2009

Ceded written premium	$—	$2,340	$(2,401	)(1)	$2,748
Ceded losses	—	497	644		972

(1)	Includes an adjustment made in the first quarter to true up the Company’s estimated amount of ceded premium to actual.
Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors until June 1, 2007, when he resigned from the Company’s Board. Validus remains a related party since the current quota share retrocession agreement between Validus and Wind River Reinsurance was put in place during the period when Mr. Noonan was a member of the Company’s Board of Directors.
10. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, or financial condition.
There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of the Company’s reinsurers’ reinsurance operations are in runoff, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.
On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly-owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON has filed its Notice of Appeal and a Bond in the amount of $33.0 million. A court ordered mediation took place on December 10, 2009, which did not result in a settlement. Oral arguments are scheduled to be heard by the Appellate Court on October 25, 2010. It is estimated that it will take another eight to ten months for a decision following oral arguments. United National does not intend to recognize the gain contingency until the matter has been resolved through the appellate process.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Share-Based Compensation Plans
All share amounts have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares effective July 2, 1010 as part of the redomestication to Ireland. See Note 2 above for more information regarding the redomestication.
During the six months ended June 30, 2010, the Company granted 47,610 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $14.83 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 58,119 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $16.34 per share, to non-employee directors of the Company under the Plan.
During 2010, the Company replaced the existing Return On Equity (“ROE”) Award and Accident Year Look Back (“AYLB”) Award with the Officer Incentive Plan. The Officer Incentive Plan is based on achieving predetermined combined ratio targets measured at a consolidated level. 50% of the award vests ratably over a 3 year period, and the remaining 50% is subject to re-measurement of the combined ratio after three years with the re-measurement requiring approval from the Board of Directors. The award, as a percentage of salary, and in terms of cost to the Company, are similar to the prior combined ROE & AYLB awards.
12. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. All share counts and corresponding per share market prices have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the redomestication to Ireland. (See Note 2 above for more information regarding the redomestication.) As detailed below, share counts for the prior year have also been restated as a result of the Rights Offering that took place in 2009.
The Company issued non-transferable rights to stockholders of record on March 16, 2009. The rights entitled the holders to purchase 0.9013 shares of common stock for every right held. The Rights Offering expired on April 6, 2009. On May 5, 2009, the Company issued 8.6 million Class A common shares and 5.7 million Class B common shares at a subscription price of $7.00 per share in conjunction with the Rights Offering.
The market price of the Company’s Class A common shares was $9.78 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $7.00 per share subscription price of the shares issued under the Rights Offering was lower than the $9.78 per share market price on March 12, 2009, the Rights Offering contained a bonus element. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended June 30,		Six Months Ended June 30,
except per share data)	2010	2009	2010	2009

Net income	$24,512	$16,261	$43,413	$23,411

Basic earnings per share:
Weighted average shares outstanding — basic	30,206,970	24,731,487	30,195,806	20,256,137
Adjustment for bonus element of Rights Offering	—	669,476	—	1,226,044

Adjusted weighted average shares outstanding — basic	30,206,970	25,400,963	30,195,806	21,482,181

Net income per share	$0.81	$0.64	$1.44	$1.09

Diluted earnings per share:
Weighted average shares outstanding — diluted	30,233,002	24,750,934	30,216,324	20,272,524
Adjustment for bonus element of Rights Offering	—	669,476	—	1,226,044

Adjusted weighted average shares outstanding — diluted	30,233,002	25,420,410	30,216,324	21,498,568

Net income per share	$0.81	$0.64	$1.44	$1.09

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average shares for basic earnings per share	30,206,970	25,400,963	30,195,806	21,482,181
Non-vested restricted stock	26,029	19,447	20,518	16,387
Options	3	—	—	—

Weighted average shares for diluted earnings per share	30,233,002	25,420,410	30,216,324	21,498,568

The weighted average shares outstanding used to determine dilutive earnings per shares for the quarters ended June 30, 2010 and 2009 do not include 385,854 and 494,187 shares, respectively, that were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per shares for the six months ended June 30, 2010 and 2009 do not include 403,736 and 494,187 shares, respectively, that were deemed to be anti-dilutive.
13. Segment Information
The Company manages its business through two business segments: United States Based Insurance Operations, which includes the operations of the U.S. Insurance Companies, and International Reinsurance Operations, which includes the operations of Wind River Reinsurance.
The United States Based Insurance Operations segment and the International Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2009 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following are tabulations of business segment information for the quarters and six months ended June 30, 2010 and 2009.

Quarter Ended June 30, 2010:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$61,531		$30,519		$92,050

Net premiums written	$49,011		$30,512		$79,523

Net premiums earned	$48,736		$25,966		$74,702
Other income	342		—		342

Total revenues	49,078		25,966		75,044
Losses and Expenses:
Net losses and loss adjustment expenses	16,284		16,391		32,675
Acquisition costs and other underwriting expenses	22,419	(3)	6,589	(4)	29,008

Income from segments	$10,375		$2,986		13,361

Unallocated Items:
Net investment income					13,941
Net realized investment gains					5,597
Corporate and other operating expenses					(5,063)
Interest expense					(1,833)

Income before income taxes					26,003
Income tax expense					1,491

Net income					$24,512

Total assets	$1,714,076		$642,141	(5)	$2,356,217

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $264 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended June 30, 2009:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$72,687		$18,793		$91,480

Net premiums written	$58,791		$18,687		$77,478

Net premiums earned	$64,446		$10,286		$74,732
Losses and Expenses:
Net losses and loss adjustment expenses	39,547		4,500		44,047
Acquisition costs and other underwriting expenses	27,238	(3)	2,734	(4)	29,972

Income (loss) from segments	$(2,339)		$3,052		713

Unallocated Items:
Net investment income					16,605
Net realized investment gains					5,398
Corporate and other operating expenses					(3,663)
Interest expense					(1,832)

Income before income taxes					17,221
Income tax expense					2,758

Income before equity in net income of partnership					14,463
Equity in net income of partnership, net of tax					1,798

Net income					$16,261

Total assets	$1,894,370		$611,031	(5)	$2,505,401

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $351 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2010:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$115,602		$69,301		$184,903

Net premiums written	$92,489		$68,515		$161,004

Net premiums earned	$98,480		$47,010		$145,490
Other income	342		—		342

Total revenues	98,822		47,010		145,832
Losses and Expenses:
Net losses and loss adjustment expenses	45,998		28,466		74,464
Acquisition costs and other underwriting expenses	45,119	(3)	14,037	(4)	59,156

Income from segments	$7,705		$4,507		12,212

Unallocated Items:
Net investment income					28,520
Net realized investment gains					19,801
Corporate and other operating expenses					(9,959)
Interest expense					(3,572)

Income before income taxes					47,002
Income tax expense					3,560

Income before equity in net loss of partnership					43,442
Equity in net loss of partnership, net of tax					(29)

Net income					$43,413

Total assets	$1,714,076		$642,141	(5)	$2,356,217

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $524 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2009:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$140,307		$50,361		$190,668

Net premiums written	$114,260		$49,831		$164,091

Net premiums earned	$135,166		$18,106		$153,272
Losses and Expenses:
Net losses and loss adjustment expenses	82,291		9,496		91,787
Acquisition costs and other underwriting expenses	56,380	(3)	4,406	(4)	60,786

Income (loss) from segments	$(3,505)		$4,204		699

Unallocated Items:
Net investment income					38,782
Net realized investment losses					(3,198)
Corporate and other operating expenses					(7,638)
Interest expense					(3,686)

Income before income taxes					24,959
Income tax expense					3,481

Income before equity in net income of partnership					21,478
Equity in net income of partnership, net of tax					1,933

Net income					$23,411

Total assets	$1,894,370		$611,031	(5)	$2,505,401

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $721 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for net U.S. federal income taxes and interest during the quarters and six months ended June 30, 2010 and 2009:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net U.S. federal income taxes paid (recovered)	$2,054	$750	$2,054	$(7,062)
Interest paid	320	446	3,443	3,772
15. Subsequent Events
There were no subsequent events requiring adjustment to the financial statements.

GLOBAL INDEMNITY PLC
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Developments
In February 2010, our Board of Directors approved a plan for us to redomesticate from the Cayman Islands to Ireland pursuant to a scheme of arrangement. At a special shareholders meeting held on May 27, 2010, our shareholders approved the redomestication proposal pursuant to which all United America Indemnity, Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Global Indemnity plc, a newly formed Irish company, on a two-for-one basis. The redomestication transaction was completed on July 2, 2010, following approval from the Grand Court of the Cayman Islands, at which time Global Indemnity plc replaced United America Indemnity, Ltd. as the ultimate parent company, and United America Indemnity, Ltd. became a wholly-owned subsidiary of Global Indemnity plc. Shares of United America Indemnity, Ltd. previously traded on the NASDAQ Global Select market under the symbol “INDM.” Shares of the Irish company, Global Indemnity plc, began trading on the NASDAQ Global Select Market on July 6, 2010 under the symbol “GBLI.”
We believe incorporation in Ireland will offer increased strategic flexibility and operational benefits as we continue to expand the rapidly growing international portion of our business. We do not expect that the reorganization will have any material impact on our financial results.
On July 1, 2010, we announced the appointment of Matthew B. Scott as President of the United National Group, the specific binding authority side of our Insurance Operations. This appointment coincides with the resignation of J. Scott Reynolds, who had served as President of the United National Group since July 2008. Mr. Scott will continue as President of the Penn-America Group, our wholesale general agency business.
On July 6, 2010, we announced the appointment of Mr. James W. Crystal to our Board of Directors, effective as of that date.
Overview
We operate predominantly in the excess and surplus lines marketplace.
Our United States Based Insurance Operations distribute property and casualty insurance products through a group of approximately 110 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. Our United States Based Insurance Operations also provide workers’ compensation insurance that is distributed through a limited group of professional specialist wholesale, retail, and program brokers.
Our International Reinsurance Operations are comprised of the operations of Wind River Reinsurance, a Bermuda based third party treaty and facultative reinsurer of excess and surplus and specialty lines of property and casualty insurance.
We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

GLOBAL INDEMNITY PLC
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, other investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to incur on the insurance policies we write. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies we write, net of ceding commissions earned from reinsurers and allocated internal costs. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, development of competing financial products, and taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, and funds held on behalf of others.
Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.
Liability for Unpaid Losses and Loss Adjustment Expenses
Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events.
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, excess and umbrella, and workers compensation (for our Reinsurance Operations only). Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of our 2009 Annual Report on Form 10-K. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
A full review of the loss reserves of our Insurance and Reinsurance Operations was performed by an independent actuary in the second quarter of 2010. We do not rely upon the review of the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house staff.
The methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:
•	Paid Development method;
•	Incurred Development method;
•	Expected Loss Ratio method;
•	Bornhuetter-Ferguson method using premiums and paid loss;
•	Bornhuetter-Ferguson method using premiums and incurred loss; and
•	Average Loss method.

GLOBAL INDEMNITY PLC
The Paid Development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
For many reserve categories, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail reserve categories.
The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid development patterns. However, selection of the incurred loss pattern requires analysis of all of the factors listed in the description of the Paid Development method. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.
The Expected Loss Ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.
The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the Paid Development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the Paid Development method requires consideration of all factors listed in the description of the Paid Development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid development patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the method requires analysis of all the factors that need to be reviewed for the Expected Loss Ratio and Incurred Development methods.
The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

GLOBAL INDEMNITY PLC
For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the actuaries may assign additional weight to the Paid Development method. For most of our reserve categories, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the Expected Loss Ratio, Bornhuetter-Ferguson and Average Loss methods for short-tail exposures.
Generally, reserves for long-tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods for the next two years, and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the Expected Loss Ratio and Bornhuetter-Ferguson methods are used for as many as six years before shifting to the Incurred Development method. Reserves for short-tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.
For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and asbestos and environmental (“A&E”).
For construction defect losses, our actuaries organize losses by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.
Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during the second quarter of 2008 to reflect its best estimate of A&E exposures. In 2009, one of our insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

GLOBAL INDEMNITY PLC
Reserve analyses performed by our actuaries result in actuarial point estimates. The results of the detailed reserve reviews were summarized and discussed with our senior management to determine the best estimate of reserves. This group considered many factors in making this decision. The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.
Management’s best estimate at June 30, 2010 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,168.8 million and $684.4 million, respectively, as of June 30, 2010. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of June 30, 2010 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$378,143	$732,590	$1,110,733
Reinsurance Operations	14,185	43,841	58,026

Total	$392,328	$776,431	$1,168,759

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$223,748	$403,409	$627,157
Reinsurance Operations	14,061	43,197	57,258

Total	$237,809	$446,606	$684,415

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.
The detailed reserve analyses that our actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. We determine our best estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. The anticipated future loss emergence continues to be reflective of historical patterns, and the selected development patterns have not changed significantly from those underlying our most recent analyses.

GLOBAL INDEMNITY PLC
The key assumptions fundamental to the reserving process are often different for various reserve categories and accident years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the Paid Development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Each reserve segment has an implicit frequency and severity for each accident year as a result of the various assumptions made.
Previous reserve analyses have resulted in our identification of information and trends that have caused us to increase or decrease our frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to us. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $93.1 million for claims occurring during the six months ended June 30, 2010:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(13,502)	$(9,079)	$(4,656)	$(233)	$4,190
	-3%	(11,826)	(7,310)	(2,794)	1,723	6,239
	-2%	(10,988)	(6,425)	(1,862)	2,700	7,263
	-1%	(10,150)	(5,541)	(931)	3,678	8,288
	0%	(9,312)	(4,656)	—	4,656	9,312
	1%	(8,474)	(3,771)	931	5,634	10,336
	2%	(7,636)	(2,887)	1,862	6,612	11,361
	3%	(6,798)	(2,002)	2,794	7,589	12,385
	5%	(5,122)	(233)	4,656	9,545	14,434
Our net reserves for losses and loss expenses of $684.4 million as of June 30, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At June 30, 2010, our reinsurance receivables were $485.6 million, net of an allowance for uncollectible reinsurance receivables of $12.9 million. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.

GLOBAL INDEMNITY PLC
Investments
The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other-than-temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During our review, we consider credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 3 of the notes to consolidated financial statements in Item 1 of Part I of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other-than-temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.
For an analysis of our securities with gross unrealized losses as of June 30, 2010 and December 31, 2009, and for other-than-temporary losses that we recorded for the quarters and six months ended June 30, 2010 and 2009, please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report.
Fair Value Measurements
We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information about the fair value hierarchy and our assets that are accounted for at fair value.
Goodwill and Intangible Assets
In April 2010, we recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. See Note 5 of the notes to consolidated financial statements in Item 1 of Part I of this report for details.
We use several techniques to value the recoverability of our goodwill and intangible assets. Market capitalization and discounted cash flow were used to value goodwill. State insurance licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software. Reviews of recoverability and useful lives are performed at least annually.
Our intangible assets that are deemed to have indefinite useful lives, which include trademarks and state insurance licenses, are not amortized. Our intangible assets that are not deemed to have indefinite useful lives, which include customer relationships, non-compete agreements, and software technology, are amortized over their useful lives. Our software technology was fully amortized during the second quarter of 2010.
Taxation
Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

GLOBAL INDEMNITY PLC
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
On an interim basis, we book our tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) by forecasted pre-tax income not including net realized investment gains (losses). Changes in pre-tax and taxable income in the jurisdictions where we do business can change the effective tax rate. To compute our income tax expense on an interim basis, we apply our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and then add actual tax on net realized investment gains (losses) to that result.
We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion of our tax uncertainties.
Our Business Segments
We manage our business through two business segments: United States Based Insurance Operations, which includes the operations of the U.S. Insurance Companies, and International Reinsurance Operations, which are the operations of Wind River Reinsurance.
We evaluate the performance of our United States Based International Insurance Operations and International Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and commission and fee income, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2009 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Insurance Operations premiums written:
Gross premiums written	$61,531	$72,687	$115,602	$140,307
Ceded premiums written	12,520	13,896	23,113	26,047

Net premiums written	$49,011	$58,791	$92,489	$114,260

Reinsurance Operations premiums written:
Gross premiums written	$30,519	$18,793	$69,301	$50,361
Ceded premiums written	7	106	786	530

Net premiums written	$30,512	$18,687	$68,515	$49,831

Revenues: (1)
Insurance Operations	$49,078	$64,446	$98,822	$135,166
Reinsurance Operations	25,966	10,286	47,010	18,106

Total revenues	$75,044	$74,732	$145,832	$153,272

Expenses: (2)
Insurance Operations (3)	$38,703	$66,785	$91,117	$138,671
Reinsurance Operations (4)	22,980	7,234	42,503	13,902

Total expenses	$61,683	$74,019	$133,620	$152,573

Income (loss) from segments:
Insurance Operations	$10,375	$(2,339)	$7,705	$(3,505)
Reinsurance Operations	2,986	3,052	4,507	4,204

Total income (loss) from segments	$13,361	$713	$12,212	$699

Insurance combined ratio analysis: (5)
Insurance Operations
Loss ratio	33.4	61.4	46.7	60.9
Expense ratio	46.0	42.3	45.8	41.7

Combined ratio	79.4	103.7	92.5	102.6

Reinsurance Operations
Loss ratio	63.1	43.7	60.5	52.4
Expense ratio	25.4	26.6	29.9	24.3

Combined ratio	88.5	70.3	90.4	76.7

Consolidated
Loss ratio	43.7	58.9	51.2	59.9
Expense ratio	38.8	40.1	40.7	39.7

Combined ratio	82.5	99.0	91.9	99.6

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments.

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $264 and $351 for the quarters ended June 30, 2010 and 2009, respectively, and excise tax of $524 and $721 for the six months ended June 30, 2010 and 2009, respectively, related to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than excise tax related to the quota share and stop loss agreements.

(5)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC
Results of Operations
All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.
Quarter Ended June 30, 2010 Compared with the Quarter Ended June 30, 2009
United States Based Insurance Operations
The components of income (loss) from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$61,531	$72,687	$(11,156)	-15.3%

Net premiums written	$49,011	$58,791	$(9,780)	-16.6%

Net premiums earned	$48,736	$64,446	$(15,710)	-24.4%

Other income	342	—	342	100.0%

Losses and expenses:
Net losses and loss adjustment expenses	16,284	39,547	(23,263)	-58.8%
Acquisition costs and other underwriting expenses (1)	22,419	27,238	(4,819)	-17.7%

Income (loss) from segment	$10,375	$(2,339)	$12,714	NM

Underwriting Ratios:
Loss ratio:
Current accident year	65.8	64.7	1.1
Prior accident year	(32.4)	(3.3)	(29.1)

Calendar year	33.4	61.4	(28.0)
Expense ratio	46.0	42.3	3.7

Combined ratio	79.4	103.7	(24.3)

(1)	Includes excise tax of $264 and $351 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended June 30, 2010 and 2009, respectively.

NM — Not meaningful.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $61.5 million for the quarter ended June 30, 2010, compared with $72.7 million for the quarter ended June 30, 2009, a decrease of $11.2 million or 15.3%. The decrease was primarily due to a reduction of $3.4 million due to terminated programs and agents, a reduction of $0.9 million due to aggregate price decreases, and a reduction of $6.9 million from continued soft market conditions and other market factors.
Net premiums written, which equal gross premiums written less ceded premiums written, were $49.0 million for the quarter ended June 30, 2010, compared with $58.8 million for the quarter ended June 30, 2009, a decrease of $9.8 million or 16.6%. The decrease was primarily due to the reduction of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 79.7% for the quarter ended June 30, 2010 and 80.9% for the quarter ended June 30, 2009, a decline of 1.2 points, which was primarily due to changes in our mix of business and in our reinsurance structure and costs.
Net premiums earned were $48.7 million for the quarter ended June 30, 2010, compared with $64.4 million for the quarter ended June 30, 2009, a decrease of $15.7 million or 24.4%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the quarters ended June 30, 2010 and 2009 were $18.8 million and $26.7 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2010 and 2009 were $29.9 million and $37.7 million, respectively.

GLOBAL INDEMNITY PLC
Other Income
Other income was $0.3 million and $0.0 million for the quarters ended June 30, 2010 and 2009, respectively. Other income is comprised of commission and fee income.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 33.4% for the quarter ended June 30, 2010 compared with 61.4% for the quarter ended June 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 29.1 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $15.8 million in the quarter ended June 30, 2010 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $2.1 million in the quarter ended June 30, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $15.8 million, which reduced our loss ratio by 32.4 points. The reduction of our prior accident year loss reserves primarily consisted of a $10.7 million reduction in our general liability lines, a $2.5 million reduction in our professional liability lines, a $2.4 million reduction in our umbrella lines, and a $0.2 million reduction in our auto liability lines:
1.	The reduction in the general liability lines is primarily related to accident years 2006 through 2009 due to less than anticipated severity. Incurred losses for these segments have developed at a rate lower than our historical averages.
2.	The reduction to the professional liability lines primarily consisted of net reductions of $4.0 million related to accident years 2008 and prior, driven by lower than expected paid and incurred activity during the quarter. This reduction was offset by an increase of $1.5 million related to accident year 2009 where we experienced higher than expected claim frequency and severity.
3.	The reduction in the umbrella lines primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.
4.	The reduction in the auto liability line primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than our prior projections. This reduction was offset by an increase of $0.2 million to accident year 2009 where losses on our commercial auto product were higher than anticipated.
•	In 2009, we reduced our prior accident year loss reserves by $2.1 million, which reduced our loss ratio by 3.3 points. This reduction primarily consisted of a $2.1 million reduction in our property lines primarily related to accident year 2008 and a $2.0 million reduction in our general liability lines primarily related to accident years 2006 to 2009, offset by a $2.0 million increase in our professional lines related to terminated programs.

GLOBAL INDEMNITY PLC
The current accident year loss ratio for the quarter ended June 30, 2010 increased 1.1 points from the quarter ended June 30, 2009:
•	The current accident year property loss ratio increased 4.4 points from 60.6% in the quarter ended June 30, 2009 to 65.0% in the quarter ended June 30, 2010, which consists of a 5.4 point increase in the catastrophe loss ratio from 7.5% in the quarter ended June 30, 2009 to 12.9% in the quarter ended June 30, 2010 and a 1.0 point decrease in the non-catastrophe loss ratio from 53.1% in the quarter ended June 30, 2009 to 52.1% in the quarter ended June 30, 2010. The increase in the catastrophe loss ratio is primarily due to a slighter higher average severity. Catastrophe losses were $2.4 million and $2.0 million for the quarters ended June 30, 2010 and 2009, respectively. The decrease in the non-catastrophe loss ratio is primarily due to decreases in frequency and severity. Non-catastrophe losses were $9.8 million and $14.2 million for the quarters ended June 30, 2010 and 2009, respectively. Property net premiums earned for the quarters ended June 30, 2010 and 2009 were $18.8 million and $26.7 million, respectively.
•	The current accident year casualty loss ratio decreased 1.3 points from 67.6% in the quarter ended June 30, 2009 to 66.3% in the quarter ended June 30, 2010 primarily due to changes in our mix of business. Casualty net premiums earned for the quarters ended June 30, 2010 and 2009 were $29.9 million and $37.7 million, respectively.
Net losses and loss adjustment expenses were $16.3 million for the quarter ended June 30, 2010, compared with $39.6 million for the quarter ended June 30, 2009, a decrease of $23.3 million or 58.8%. Excluding the $15.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010 and the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2009, the current accident year net losses and loss adjustment expenses were $32.1 million and $41.7 million for the quarters ended June 30, 2010 and 2009, respectively. This decrease is primarily attributable to a decrease in net premiums earned, and the factors described above.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $22.4 million for the quarter ended June 30, 2010, compared with $27.2 million for the quarter ended June 30, 2009, a decrease of $4.8 million or 17.7%. The decrease is comprised of a $2.4 million decrease in acquisition costs and a $2.4 million decrease in other underwriting expenses:
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned offset by an increase in contingent commissions due to improved prior year results.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and professional services expenses.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 46.0% for the quarter ended June 30, 2010, compared with 42.3% for the quarter ended June 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in contingent commissions and the decrease in net premiums earned noted above and the incurrence of infrastructure costs.
The combined ratio for our Insurance Operations was 79.4% for the quarter ended June 30, 2010, compared with 103.7% for the quarter ended June 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $15.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010 and the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2009, the combined ratio increased from 107.0% for the quarter ended June 30, 2009 to 111.8% for the quarter ended June 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income (loss) from segment
The factors described above resulted in income for our Insurance Operations of $10.4 million for the quarter ended June 30, 2010 compared to a loss of $2.3 million for the quarter ended June 30, 2009.

GLOBAL INDEMNITY PLC
International Reinsurance Operations
The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$30,519	$18,793	$11,726	62.4%

Net premiums written	$30,512	$18,687	$11,825	63.3%

Net premiums earned	$25,966	$10,286	$15,680	152.4%

Losses and expenses:
Net losses and loss adjustment expenses	16,391	4,500	11,891	264.2%
Acquisition costs and other underwriting expenses	6,589	2,734	3,855	141.0%

Income from segment	$2,986	$3,052	$(66)	-2.2%

Underwriting Ratios:
Loss ratio:
Current accident year	63.2	43.7	19.5
Prior accident year	(0.1)	—	(0.1)

Calendar year loss ratio	63.1	43.7	19.4
Expense ratio	25.4	26.6	(1.2)

Combined ratio	88.5	70.3	18.2

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $30.5 million for the quarter ended June 30, 2010, compared with $18.8 million for the quarter ended June 30, 2009, an increase of $11.7 million or 62.4%. The increase was primarily due to several new reinsurance treaties that commenced during 2009 and 2010.
Net premiums written, which equal gross premiums written less ceded premiums written, were $30.5 million for the quarter ended June 30, 2010, compared with $18.7 million for the quarter ended June 30, 2009, an increase of $11.8 million or 63.3%. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 100.0% for the quarter ended June 30, 2010 and 99.4% for the quarter ended June 30, 2009, an increase of 0.6 points.
Net premiums earned were $26.0 million for the quarter ended June 30, 2010, compared with $10.3 million for the quarter ended June 30, 2009, an increase of $15.7 million or 152.4%. The increase was primarily due to the increase of gross premiums written noted above in addition to increased writings from 2008 and 2009. Property net premiums earned for the quarters ended June 30, 2010 and 2009 were $14.2 million and $5.5 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2010 and 2009 were $11.8 million and $4.8 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 63.1% for the quarter ended June 30, 2010 compared with 43.7% for the quarter ended June 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC
The impact of changes to prior accident years is a reduction of 0.1 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $0.02 million in the quarter ended June 30, 2010. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $0.02 million, which reduced our loss ratio by 0.1 points. This reduction is primarily due to a decrease in our estimate of unallocated loss adjustment expenses.
•	There were no significant changes to prior accident year loss reserves in 2009.
The current accident year loss ratio increased 19.5 points from 43.7% in 2009 to 63.2% in 2010 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009 and 2010. Our book is comprised of approximately 50% casualty and 50% property business, based on net premiums earned.
Net losses and loss adjustment expenses were $16.4 million for the quarter ended June 30, 2010, compared with $4.5 million for the quarter ended June 30, 2009, an increase of $11.9 million or 264.2%. Excluding the $0.02 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010, the current accident year net losses and loss adjustment expenses increased from $4.5 million for the quarter ended June 30, 2009 to $16.4 million for the quarter ended June 30, 2010. This increase is primarily attributable to an increase in net premiums earned, which increased from $10.3 million in 2009 to $26.0 million in 2010. Property net premiums earned for the quarters ended June 30, 2010 and 2009 were $14.2 million and $5.5 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2010 and 2009 were $11.8 million and $4.8 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $6.6 million for the quarter ended June 30, 2010, compared with $2.7 million for the quarter ended June 30, 2009, an increase of $3.9 million or 141.0%. The increase is due to a $4.1 million increase in acquisition costs, offset by a $0.2 million decrease in other underwriting expenses:
•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and professional services expenses.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 25.4% for the quarter ended June 30, 2010, compared with 26.6% for the quarter ended June 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned, partially offset by the increase in commissions noted above.
The combined ratio for our Reinsurance Operations was 88.5% for the quarter ended June 30, 2010, compared with 70.3% for the quarter ended June 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.02 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010, the combined ratio increased from 70.3% for the quarter ended June 30, 2009 to 88.5% for the quarter ended June 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

GLOBAL INDEMNITY PLC
Income from segment
The factors described above resulted in income from our Reinsurance Operations of $3.0 million and $3.1 million for the quarters ended June 30, 2010 and 2009, respectively.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Net investment income	$13,941	$16,605	$(2,664)	-16.0%
Net realized investment gains	5,597	5,398	199	3.7%
Corporate and other operating expenses	(5,063)	(3,663)	(1,400)	38.2%
Interest expense	(1,833)	(1,832)	(1)	0.1%
Income tax expense	(1,491)	(2,758)	1,267	-45.9%
Equity in net income of partnership, net of tax	—	1,798	(1,798)	-100.0%
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $13.9 million for the quarter ended June 30, 2010, compared with $16.6 million for the quarter ended June 30, 2009, a decrease of $2.7 million or 16.0%.
•	Gross investment income, excluding realized gains and losses, was $15.6 million for the quarter ended June 30, 2010, compared with $17.8 million for the quarter ended June 30, 2009, a decrease of $2.2 million or 12.3%. The decrease was primarily due to less income from our limited partnership investments which had generated gross investment income of $1.2 million for the quarter ended June 30, 2009 due to liquidations of some of those investments. There was no investment income generated by our limited partnership investments for the quarter ended June 30, 2010. Excluding limited partnership distributions, gross investment income for the quarter ended June 30, 2010 decreased 5.9% compared to the quarter ended June 30, 2009 primarily due to lower yields on fixed maturities when compared to the corresponding period in 2009.
•	Investment expenses were $1.7 million for the quarter ended June 30, 2010, compared with $1.2 million for the quarter ended June 30, 2009, an increase of $0.5 million or 40.4%. The increase was primarily due to additional fees related to our investment in corporate loans.
The average duration of our fixed maturities portfolios was 2.5 years as of June 30, 2010, compared with 3.0 years as of June 30, 2009. Including cash and short-term investments, the average duration of our investments as of June 30, 2010 and 2009 was 2.3 years and 2.4 years, respectively. At June 30, 2010, our embedded book yield on our fixed maturities, not including cash, was 3.98% compared with 5.08% at June 30, 2009. The embedded book yield on the $242.5 million of municipal bonds in our portfolio was 3.66% at June 30, 2010, compared to an embedded book yield of 4.01% on our municipal bond portfolio of $223.6 million at June 30, 2009.
Net Realized Investment Gains
Net realized investment gains were $5.6 million and $5.4 million for the quarters ended June 30, 2010 and 2009, respectively. The net realized investment gains for the quarter ended June 30, 2010 consist primarily of net gains of $6.0 million relative to our fixed maturities and equity portfolios offset by other-than-temporary impairments of $0.4 million relative to our fixed maturities and equity portfolio. The net realized investment gains for the quarter ended June 30, 2009 consist primarily of net gains of $3.3 million relative to our bond and equity portfolios and net gains of $2.4 million relative to market value changes in our convertible portfolio, offset by other than temporary impairment losses of $0.3 million.
See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended June 30, 2010 and 2009.

GLOBAL INDEMNITY PLC
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $5.1 million for the quarter ended June 30, 2010, compared with $3.7 million for the quarter ended June 30, 2009, an increase of $1.4 million or 38.2%. The increase was primarily due to costs associated with our redomestication, an increase in compensation and related benefits costs, and the incurrence of infrastructure costs related to information technology upgrades and additional office locations.
Interest Expense
Interest expense was $1.8 million for each of the quarters ended June 30, 2010 and 2009. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details on our debt.
Income Tax Expense
Income tax expense was $1.5 million and $2.8 million for the quarters ended June 30, 2010 and 2009, respectively, a decrease of $1.3 million or 45.9%. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Our alternative minimum tax (“AMT”) credit carryforward was $4.8 million as of June 30, 2010.
Equity in Net Income of Partnerships
Equity in net income of partnerships, net of tax was $0.0 million and $1.8 million for the quarters ended June 30, 2010 and 2009, respectively, a decrease of $1.8 million. The decrease was due to liquidation of the majority of our partnership interests as of December 31, 2009.
Net Income
The factors described above resulted in net income of $24.5 million for the quarter ended June 30, 2010, compared to net income of $16.3 million for the quarter ended June 30, 2009, an increase of $8.2 million.

GLOBAL INDEMNITY PLC
Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
United States Based Insurance Operations
The components of income (loss) from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$115,602	$140,307	$(24,705)	-17.6%

Net premiums written	$92,489	$114,260	$(21,771)	-19.1%

Net premiums earned	$98,480	$135,166	$(36,686)	-27.1%

Other income	342	—	342	100.0%

Losses and expenses:
Net losses and loss adjustment expenses	45,998	82,291	(36,293)	-44.1%
Acquisition costs and other underwriting expenses (1)	45,119	56,380	(11,261)	-20.0%

Income (loss) from segment	$7,705	$(3,505)	$11,210	NM

Underwriting Ratios:
Loss ratio:
Current accident year	64.9	63.1	1.8
Prior accident year	(18.2)	(2.2)	(16.0)

Calendar year	46.7	60.9	(14.2)
Expense ratio	45.8	41.7	4.1

Combined ratio	92.5	102.6	(10.1)

(1)	Includes excise tax of $524 and $721 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the six months ended June 30, 2010 and 2009, respectively.

NM — Not meaningful.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $115.6 million for the six months ended June 30, 2010, compared with $140.3 million for the six months ended June 30, 2009, a decrease of $24.7 million or 17.6%. The decrease was primarily due to a reduction of $6.5 million due to terminated programs and agents, a reduction of $1.7 million due to aggregate price decreases, and a reduction of $16.5 million from continued soft market conditions and other market factors.
Net premiums written, which equal gross premiums written less ceded premiums written, were $92.5 million for the six months ended June 30, 2010, compared with $114.3 million for the six months ended June 30, 2009, a decrease of $21.8 million or 19.1%. The decrease was primarily due to the reduction of gross premiums written noted above, offset by the return of $5.2 million of unearned premium related to the cut-off of the 2009 Penn-America quota share reinsurance treaty.
The ratio of net premiums written to gross premiums written was 80.0% for the six months ended June 30, 2010 and 81.4% for the six months ended June 30, 2009, a decline of 1.4 points, which was primarily due to changes in our mix of business and in our reinsurance structure and costs.
Net premiums earned were $98.5 million for the six months ended June 30, 2010, compared with $135.2 million for the six months ended June 30, 2009, a decrease of $36.7 million or 27.1%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the six months ended June 30, 2010 and 2009 were $38.1 million and $55.4 million, respectively. Casualty net premiums earned for the six months ended June 30, 2010 and 2009 were $60.4 million and $79.8 million, respectively.

GLOBAL INDEMNITY PLC
Other Income
Other income was $0.3 million and $0.0 million for the six months ended June 30, 2010 and 2009, respectively. Other income is comprised of commission and fee income.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 46.7% for the six months ended June 30, 2010 compared with 60.9% for the six months ended June 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 16.0 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $17.9 million in the six months ended June 30, 2010 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $2.9 million in the six months ended June 30, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $17.9 million, which reduced our loss ratio by 18.2 points. The reduction of our prior accident year loss reserves primarily consisted of a $12.7 million reduction in our general liability lines, a $3.1 million reduction in our professional liability lines, a $2.4 million reduction in our umbrella lines, a $0.2 million reduction in our auto liability lines, offset by a $0.5 million increase in our property lines:
1.	The reduction in the general liability lines is primarily related to accident years 2009 and prior primarily due to less than anticipated severity. Incurred losses have developed at a rate lower than our historical averages.
2.	The reduction to the professional liability lines primarily consisted of net reductions of $4.9 million related to accident years 2008 and prior due to lower severity than originally anticipated, partially offset by an increase of $1.8 million related to accident year 2009 where we experienced higher than expected claim frequency and severity.
3.	The reduction in the umbrella lines primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.
4.	The reduction in the auto liability line primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than our prior projections. This reduction was offset by an increase of $0.2 million to accident year 2009 where losses on our commercial auto product were higher than anticipated.
5.	The increase in the property lines primarily consisted of an increase of $2.1 million related to accident year 2009 that was driven by higher than expected claim frequency and severity, partially offset by net reductions of $1.6 million primarily related to accident years 2008 and prior due to lower than anticipated severity. These reductions were driven by incurred loss emergence during the period that was lower than our historical averages.
•	In 2009, we reduced our prior accident year loss reserves by $2.1 million and reduced our allowance for uncollectible reinsurance by $0.8 million, which reduced our loss ratio by 2.2 points. The reduction of our prior accident year loss reserves primarily consisted of a $2.1 million reduction in our property lines primarily related to accident year 2008 and a $2.5 million reduction in our general liability lines primarily related to accident years 2006 to 2009, offset by a $2.5 million increase in our professional lines related to terminated programs.

GLOBAL INDEMNITY PLC
The current accident year loss ratio for the six months ended June 30, 2010 increased 1.8 points from the six months ended June 30, 2009:
•	The current accident year property loss ratio increased 5.9 points from 57.2% in the six months ended June 30, 2009 to 63.1% in the six months ended June 30, 2010, which consists of a 3.6 point increase in the non-catastrophe loss ratio from 52.2% in the six months ended June 30, 2009 to 55.8% in the six months ended June 30, 2010 and a 2.3 point increase in the catastrophe loss ratio from 5.0% in the six months ended June 30, 2009 to 7.3% in the six months ended June 30, 2010. The increase in the non-catastrophe loss ratio is primarily due to higher severity in our limited loss layer. Non-catastrophe losses were $21.2 million and $28.9 million for the six months ended June 30, 2010 and 2009, respectively. Catastrophe losses were $2.8 million for each of the six months ended June 30, 2010 and 2009. Property net premiums earned for the six months ended June 30, 2010 and 2009 were $38.1 million and $55.4 million, respectively.
•	The current accident year casualty loss ratio decreased 1.1 points from 67.1% in the six months ended June 30, 2009 to 66.0% in the six months ended June 30, 2010 primarily due to changes in our mix of business. Casualty net premiums earned for the six months ended June 30, 2010 and 2009 were $60.4 million and $79.8 million, respectively.
Net losses and loss adjustment expenses were $46.0 million for the six months ended June 30, 2010, compared with $82.3 million for the six months ended June 30, 2009, a decrease of $36.3 million or 44.1%. Excluding the $17.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010 and the $2.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2009, the current accident year net losses and loss adjustment expenses were $63.9 million and $85.2 million for the six months ended June 30, 2010 and 2009, respectively. This decrease is primarily attributable to a decrease in net premiums earned, and the factors described above.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $45.1 million for the six months ended June 30, 2010, compared with $56.4 million for the six months ended June 30, 2009, a decrease of $11.3 million or 20.0%. The decrease is comprised of an $8.2 million decrease in acquisition costs and a $3.1 million decrease in other underwriting expenses:
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned offset by an increase in contingent commissions due to improved prior year results.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and professional services expenses, offset by an increase in infrastructure costs related to new product development, information technology upgrades, and additional office locations.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 45.8% for the six months ended June 30, 2010, compared with 41.7% for the six months ended June 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in contingent commissions and the decrease in net premiums earned noted above and the incurrence of infrastructure costs noted above.
The combined ratio for our Insurance Operations was 92.5% for the six months ended June 30, 2010, compared with 102.6% for the six months ended June 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $17.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010 and the $2.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2009, the combined ratio increased from 104.8% for the six months ended June 30, 2009 to 110.7% for the six months ended June 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

GLOBAL INDEMNITY PLC
Income (loss) from segment
The factors described above resulted in income from our Insurance Operations of $7.7 million for the six months ended June 30, 2010 compared to a loss of $3.5 million for the six months ended June 30, 2009.
International Reinsurance Operations
The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Six months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$69,301	$50,361	$18,940	37.6%

Net premiums written	$68,515	$49,831	$18,684	37.5%

Net premiums earned	$47,010	$18,106	$28,904	159.6%

Losses and expenses:
Net losses and loss adjustment expenses	28,466	9,496	18,970	199.8%
Acquisition costs and other underwriting expenses	14,037	4,406	9,631	218.6%

Income from segment	$4,507	$4,204	$303	7.2%

Underwriting Ratios:
Loss ratio:
Current accident year	62.2	52.3	9.9
Prior accident year	(1.7)	0.1	(1.8)

Calendar year loss ratio	60.5	52.4	8.1
Expense ratio	29.9	24.3	5.6

Combined ratio	90.4	76.7	13.7

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $69.3 million for the six months ended June 30, 2010, compared with $50.4 million for the six months ended June 30, 2009, an increase of $18.9 million or 37.6%. The increase was primarily due to several new reinsurance treaties that commenced during 2009 and 2010.
Net premiums written, which equal gross premiums written less ceded premiums written, were $68.5 million for the six months ended June 30, 2010, compared with $49.8 million for the six months ended June 30, 2009, an increase of $18.7 million or 37.5%. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 98.9% for each of the six months ended June 30, 2010 and 2009.
Net premiums earned were $47.0 million for the six months ended June 30, 2010, compared with $18.1 million for the six months ended June 30, 2009, an increase of $28.9 million or 159.6%. The increase was primarily due to the increase of gross premiums written noted above in addition to increased writings from 2008 and 2009. Property net premiums earned for the six months ended June 30, 2010 and 2009 were $24.6 million and $8.7 million, respectively. Casualty net premiums earned for the six months ended June 30, 2010 and 2009 were $22.4 million and $9.4 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 60.5% for the six months ended June 30, 2010 compared with 52.4% for the six months ended June 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC
The impact of changes to prior accident years is a reduction of 1.8 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $0.8 million in the six months ended June 30, 2010 and an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the six months ended June 30, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $0.8 million, which reduced our loss ratio by 1.7 points. This reduction is primarily due to a reduction in our property lines that was driven by lower than expected loss severity on a 2009 treaty partially offset by adverse loss development on a 2008 treaty. There was also a slight increase in our general liability lines that was offset by reductions in our professional liability lines and unallocated loss adjustment expenses.
•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases of $0.02 million in our property lines and $0.01 million in our general liability lines. The increases to the property and general liability lines were related to accident year 2008.
The current accident year loss ratio increased 9.9 points from 52.3% in 2009 to 62.2% in 2010 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009. Our book is comprised of approximately 50% casualty and 50% property business, based on net premiums earned.
Net losses and loss adjustment expenses were $28.5 million for the six months ended June 30, 2010, compared with $9.5 million for the six months ended June 30, 2009, an increase of $19.0 million or 199.8%. Excluding the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010, the current accident year net losses and loss adjustment expenses increased from $9.5 million for the six months ended June 30, 2009 to $29.3 million for the six months ended June 30, 2010. This increase is primarily attributable to an increase in net premiums earned, which increased from $18.1 million in 2009 to $47.0 million in 2010, and includes an increase in property losses, which increased from $1.8 million in 2009 to $12.7 million in 2010 due to an increase in frequency and severity of catastrophe events. Wind River Reinsurance participates as a retrocessionaire on a worldwide catastrophe treaty.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $14.0 million for the six months ended June 30, 2010, compared with $4.4 million for the six months ended June 30, 2009, an increase of $9.6 million or 218.6%. The increase is due to a $9.8 million increase in acquisition costs, offset by a $0.2 million decrease in other underwriting expenses:
•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and professional services expenses.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 29.9% for the six months ended June 30, 2010, compared with 24.3% for the six months ended June 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in commissions.
The combined ratio for our Reinsurance Operations was 90.4% for the six months ended June 30, 2010, compared with 76.7% for the six months ended June 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010 and a $0.03 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2009, the combined ratio increased from 76.6% for the six months ended June 30, 2009 to 92.1% for the six months ended June 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

GLOBAL INDEMNITY PLC
Income from segment
The factors described above resulted in income from our Reinsurance Operations of $4.5 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Six months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Net investment income	$28,520	$38,782	$(10,262)	-26.5%
Net realized investment gains (losses)	19,801	(3,198)	22,999	NM
Corporate and other operating expenses	(9,959)	(7,638)	(2,321)	30.4%
Interest expense	(3,572)	(3,686)	114	-3.1%
Income tax expense	(3,560)	(3,481)	(79)	2.3%
Equity in net income (loss) of partnership, net of tax	(29)	1,933	(1,962)	NM

NM — Not meaningful.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $28.5 million for the six months ended June 30, 2010, compared with $38.8 million for the six months ended June 30, 2009, a decrease of $10.3 million or 26.5%.
•	Gross investment income, excluding realized gains and losses, was $31.6 million for the six months ended June 30, 2010, compared with $41.1 million for the six months ended June 30, 2009, a decrease of $9.5 million or 23.1%. The decrease was primarily due to less income from our limited partnership investments which had generated gross investment income of $8.6 million for the six months ended June 30, 2009 due to liquidations of some of those investments. Excluding limited partnership distributions, gross investment income for the six months ended June 30, 2010 decreased 2.6% compared to the six months ended June 30, 2009 primarily due to the yields on fixed maturities when compared to the corresponding period in 2009.
•	Investment expenses were $3.1 million for the six months ended June 30, 2010, compared with $2.3 million for the six months ended June 30, 2009, an increase of $0.8 million or 33.9%. The increase was primarily due to additional fees related to our investment in corporate loans.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Gains (Losses)
Net realized investment gains were $19.8 million for the six months ended June 30, 2010, compared with net realized investment losses of $3.2 million for the six months ended June 30, 2009. The net realized investment gains for the six months ended June 30, 2010 consist primarily of net gains of $20.2 million relative to our fixed maturities and equity portfolios offset by other-than-temporary impairments of $0.4 million relative to our fixed maturities and equity portfolios. The net realized investment losses for the six months ended June 30, 2009 consist primarily of net losses of $3.1 million relative primarily to our bond portfolio, net gains of $2.8 million relative to market value changes in our convertible portfolio, and other than temporary impairment losses of $3.5 million.

GLOBAL INDEMNITY PLC
See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the six months ended June 30, 2010 and 2009.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, new development costs, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $10.0 million for the six months ended June 30, 2010, compared with $7.6 million for the six months ended June 30, 2009, an increase of $2.4 million or 30.4%. The increase was primarily due to costs associated with our redomestication, an increase in compensation and related benefits costs, and the incurrence of infrastructure costs related to information technology upgrades and additional office locations.
Interest Expense
Interest expense was $3.6 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $0.1 million or 3.1%. The reduction is primarily due to a decrease in the LIBOR rate. The LIBOR rate was 0.75% and 1.24% at June 30, 2010 and 2009, respectively. Interest on our Trust Preferred Securities and floating rate common securities is based on the LIBOR rate. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details on our debt.
Income Tax Expense
Income tax expense was $3.6 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $0.1 million or 2.3%. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Please see the discussion of Income Tax Expenses (Benefit) in the quarter to quarter comparison above for a discussion of our alternative minimum tax.
Equity in Net Income (Loss) of Partnerships
Equity in net loss of partnerships, net of tax was $0.03 million for the six months ended June 30, 2010, compared with equity in net income of partnerships, net of tax of $1.9 million for the six months ended June 30, 2009. The change from income in 2009 to a loss in 2010 was due to the liquidation of the majority of our partnership interest as of December 31, 2009.
Net Income
The factors described above resulted in net income of $43.4 million for the six months ended June 30, 2010, compared to net income of $23.4 million for the six months ended June 30, 2009, an increase of $20 million.
Liquidity and Capital Resources
Sources and Uses of Funds
Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Reinsurance, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.

GLOBAL INDEMNITY PLC
Global Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from United America Indemnity, Ltd., Wind River Reinsurance, the Luxembourg Companies, and the U.S. Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. Global Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
In May 2009, United America Indemnity, Ltd. received gross proceeds of $100.1 million from the issuance of 8.6 million and 5.7 million of its Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced on March 4, 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details concerning the Rights Offering.
At June 30, 2010, United America Indemnity, Ltd. owed $53.0 million in principal and related interest to Wind River Reinsurance and $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l.
The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The U.S. Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2010, the maximum amount of distributions that could be paid by the U.S. Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $50.3 million. The limitation includes $6.3 million that would be distributed by Penn-America Insurance Company to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2009 ownership percentages. The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended June 30, 2010.
For 2010, we believe that Wind River Reinsurance and its subsidiaries should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2009 statutory financial statements that was filed with the BMA in 2010, Wind River Reinsurance could pay a dividend in 2009 of up to $175.8 million without requesting BMA approval.
Cash Flows
Sources of funds consist primarily of net premiums written, investment income, and maturing investments. Funds are used primarily to pay claims and operating expenses and to purchase investments.
Our reconciliation of net income to cash provided from operations is generally influenced by the following:
•	the fact that we collect premiums in advance of losses paid;
•	the timing of our settlements with our reinsurers; and
•	the timing of our loss payments.

GLOBAL INDEMNITY PLC
Net cash used for operating activities was $15.0 million and $33.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase in operating cash flows of approximately $18.4 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009		Change

Net premiums collected	$146,951	$135,443		$11,508
Net losses paid(1)	(105,731)	(144,222	)(2)	38,491
Acquisition costs and other underwriting expenses	(80,515)	(70,404)		(10,111)
Net investment income	31,536	42,386		(10,850)
Net federal income taxes recovered (paid)	(3,760)	7,230		(10,990)
Interest paid	(3,443)	(3,771)		328
Other	(12)	(30)		18

Net cash used for operating activities	$(14,974)	$(33,368)		$18,394

(1)	Includes change in reinsurance receivable on paid losses of $14,646 and $2,249 for the six months ended June 30, 2010 and 2009, respectively.
(2)	Includes losses resulting from Hurricane Ike, which made landfall in August 2008.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter or six months ended June 30, 2010. Please see Item 7 of Part II in our 2009 Annual Report on Form 10-K for information regarding our liquidity.
Capital Resources
There have been no significant changes to our capital resources during the quarter or six months ended June 30, 2010. Please see Item 7 of Part II in our 2009 Annual Report on Form 10-K for information regarding our capital resources.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Liquidity” and “Capital Resources” sections in Item 7 of Part II of our 2009 Annual Report on Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies.

GLOBAL INDEMNITY PLC
Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our completed redomestication to Ireland; (12) new tax legislation or interpretations that could lead to an increase in our tax burden; and (13) uncertainties relating to governmental and regulatory policies. Risks related to our completed redomestication to Ireland include encountering difficulties moving jurisdictions and opening new offices and functions, tax and financial expectations and advantages might not materialize or might change, our stock price could decline, and Irish corporate governance and regulatory schemes could prove different or more challenging than currently expected.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in our 2009 Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During 2010, portfolio strategy continued to focus on investing in liquid, high quality assets and a defensive interest rate posture. Treasury yields dropped significantly during the period as spreads widened across asset classes due to sovereign risk concerns, financial regulatory uncertainty, and the overall health of the economy. Credit risk sectors detracted as investors sought the safety of government guaranteed securities and corporate spreads widened during a volatile May, although overall they are tighter than the historically wide levels of late 2008 and early 2009.
The investment grade fixed income portfolio continues to maintain high quality at a AA average rating, and a low duration of 2.7 years. Portfolio purchases were focused on U.S. Treasuries, high quality Corporates, and taxable and tax-exempt Municipals. Fixed income portfolio sales consisted primarily of shorter duration U.S. Treasuries, FDIC Agencies, and lower rated quality Corporates.
Corporate loans portfolios, which are primarily below investment grade, senior, floating rate corporate obligations, are expected to perform well as the economy recovers and short term rates rise. The equity allocation remains invested in a U.S. large cap, value oriented style with an emphasis on dividends.
There have been no other significant changes to our market risk since December 31, 2009. Please see Item 7A of Part II in our 2009 Annual Report on Form 10-K for information regarding our market risk.

GLOBAL INDEMNITY PLC
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of June 30, 2010, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
During the quarter ended June 30, 2010 there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

GLOBAL INDEMNITY PLC
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of our reinsurers are in a runoff of their reinsurance operations, and therefore, we closely monitor those relationships. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, consolidated financial position or results of operations. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2009 Annual Report on Form 10-K, filed with the SEC on March 16, 2010. The risk factors identified therein have not materially changed, except for the following:
Our Operating Results and Shareholders’ Equity May Be Adversely Affected by Currency Fluctuations.
Our functional currency is the U.S. Dollar. Our Reinsurance Operations conduct business with some customers in foreign currencies, and some of our Non-U.S. Subsidiaries have foreign currency denominated cash accounts. Therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies. Monetary assets and liabilities that are denominated in foreign currencies are revalued at the current exchange rates each period end with the resulting gains or losses reflected in net income. Foreign exchange risk is reviewed as part of our risk management process. Non-monetary assets and liabilities that are denominated in foreign currencies are revalued at the current exchange rates each period end with the resulting gains or losses reflected in other comprehensive income. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We allow employees to surrender our Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During the quarter ended June 30, 2010, we purchased 2,494 surrendered Class A common shares from our employees for $0.04 million. All Class A common shares purchased from employees by us are held as treasury stock and recorded at cost.

GLOBAL INDEMNITY PLC
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended June 30, 2010:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

April 1-30, 2010	89	(3)	$19.60	—	$—
May 1-31, 2010	2,037	(3)	$15.79	—	$—
June 1-30, 2010	368	(4)	$15.00	—	$—

Total	2,494		$15.81	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Repurchased as a result of the Rights Offering.
Item 6. Exhibits

3.1		Memorandum and Articles of Association of Global Indemnity plc, as amended (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K12B filed on July 2, 2010).

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

GLOBAL INDEMNITY PLC
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

August 9, 2010 Date: August 9, 2010	By:	/s/ Thomas M. McGeehan Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)