Form 10-Q
period 2010-09-30
Global Indemnity plc
filed 2010-11-09
CIK 1494904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___________ to ___________
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

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010, the registrant had outstanding 18,302,058 Class A Ordinary Shares and 12,061,370 Class B Ordinary Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;
2)	“we,” “us,” “our,” and the “Company” refer to Global Indemnity and its subsidiaries or, prior to July 2, 2010, to United America Indemnity;
3)	“United America Indemnity” refers to United America Indemnity, Ltd., a Cayman Islands exempted company that, on that date, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;
4)	our “U.S. Subsidiaries” refers to Global Indemnity Group, Inc., Global Indemnity Services, LLC, AIS, Penn-America Group, Inc., and our Insurance Operations;
5)	our “United States Based Insurance Operations” and “Insurance Operations” refer to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Global Indemnity Collectibles Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;
6)	our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

7)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;
8)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;
9)	our “Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Limited, Global Indemnity (Cayman) Limited, Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Limited;
10)	our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;
11)	the “Luxembourg Companies” refers to Global Indemnity (Luxembourg) Limited, U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;
12)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (fka United America Indemnity Group, Inc.);
13)	“AIS” refers to American Insurance Service, Inc.;
14)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;
15)	“United National” refers to our product classification that includes property, general liability, and professional liability lines products distributed through program administrators with specific binding authority;
16)	“Diamond State” refers to our product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;
17)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;
18)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
19)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
20)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL INDEMNITY PLC
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,409,580 and $1,423,050)	$1,477,061	$1,471,572
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $930 and $1,509)	2,408	2,599
Common stocks:
Available for sale, at fair value (cost: $117,654 and $50,709)	130,472	63,057
Other invested assets
Available for sale, at fair value (cost: $4,255 and $4,323)	4,115	6,854
Securities classified as trading, at fair value (cost: $1,100 and $1,145)	1,100	1,145

Total investments	1,615,156	1,545,227

Cash and cash equivalents	94,397	186,087
Accounts receivable, net	68,600	69,711
Reinsurance receivables	463,111	543,351
Federal income taxes receivable	7,785	3,521
Deferred federal income taxes	6,926	13,819
Deferred acquisition costs	36,095	33,184
Goodwill	4,820	—
Intangible assets	19,177	9,236
Prepaid reinsurance premiums	12,064	16,546
Other assets	24,898	25,098

Total assets	$2,353,029	$2,445,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,120,463	$1,257,741
Unearned premiums	145,733	131,582
Ceded balances payable	5,175	16,009
Contingent commissions	6,720	11,169
Payable for securities purchased	10,857	37,258
Notes and debentures payable	121,356	121,569
Other liabilities	31,491	38,476

Total liabilities	1,441,795	1,613,804

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,340,821 and 21,243,345, respectively; Class A ordinary shares outstanding: 18,302,058 and 18,215,239, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	621,965	619,473
Accumulated other comprehensive income	62,235	48,481
Retained earnings	327,914	264,739
Class A ordinary shares in treasury, at cost: 3,038,763 and 3,028,106 shares, respectively	(100,883)	(100,720)

Total shareholders’ equity	911,234	831,976

Total liabilities and shareholders’ equity	$2,353,029	$2,445,780

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:

Gross premiums written	$86,235	$75,806	$271,138	$266,474

Net premiums written	$73,206	$62,932	$234,210	$227,023

Net premiums earned	$70,089	$72,893	$215,579	$226,165
Net investment income	14,089	15,267	42,609	54,049
Net realized investment gains:
Other-than-temporary impairment losses on investments	(15)	(2,108)	(467)	(5,689)
Other-than-temporary impairment losses on investments recognized in other comprehensive income	—	8	43	133
Other net realized investment gains	1,833	8,713	22,043	8,971

Total net realized investment gains	1,818	6,613	21,619	3,415
Other income	173	—	515	—

Total revenues	86,169	94,773	280,322	283,629

Losses and Expenses:
Net losses and loss adjustment expenses	29,789	38,887	104,253	130,674
Acquisition costs and other underwriting expenses	28,541	27,564	87,697	88,350
Corporate and other operating expenses	5,106	4,676	15,065	12,314
Interest expense	1,825	1,776	5,397	5,462

Income before income taxes	20,908	21,870	67,910	46,829
Income tax expense (benefit)	1,146	(2,673)	4,706	808

Income before equity in net income (loss) of partnerships	19,762	24,543	63,204	46,021
Equity in net income (loss) of partnerships, net of taxes	—	2,809	(29)	4,742

Net income	$19,762	$27,352	$63,175	$50,763

Per share data:

Net income
Basic	$0.65	$0.91	$2.09	$2.08

Diluted	$0.65	$0.91	$2.09	$2.08

Weighted-average number of shares outstanding
Basic	30,273,757	30,144,896	30,222,074	24,403,005

Diluted	30,308,489	30,155,553	30,245,890	24,423,029

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$19,762	$27,352	$63,175	$50,763

Other comprehensive income, net of taxes:
Unrealized holding gains arising during period	19,607	30,337	29,728	39,532
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of taxes	23	394	135	3,069
Recognition of previously unrealized holding gains	(1,272)	(5,046)	(16,066)	(2,274)
Unrealized foreign currency translation gains (losses)	175	137	(43)	214

Other comprehensive income, net of taxes	18,533	25,822	13,754	40,541

Comprehensive income, net of taxes	$38,295	$53,174	$76,929	$91,304

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Number of Class A ordinary shares issued:
Number at beginning of period	21,243,345	12,516,308
Ordinary shares issued under share incentive plans	58,015	36,064
Ordinary shares issued to directors	39,461	101,762
Ordinary shares issued under Rights Offering	—	8,589,211

Number at end of period	21,340,821	21,243,345

Number of Class B ordinary shares issued:
Number at beginning of period	12,061,370	6,343,750
Ordinary shares issued under Rights Offering	—	5,717,620

Number at end of period	12,061,370	12,061,370

Par value of Class A ordinary shares:
Balance at beginning of period	$2	$2
Ordinary shares issued under Rights Offering	—	—

Balance at end of period	$2	$2

Par value of Class B ordinary shares:
Balance at beginning of period	$1	$1
Ordinary shares issued under Rights Offering	—	—

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$619,473	$524,346
Share compensation plans	2,492	3,294
Ordinary shares issued under Rights Offering	—	91,833

Balance at end of period	$621,965	$619,473

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$48,481	$25,108
Other comprehensive income:
Unrealized holding gains arising during the period	13,662	29,554
Unrealized foreign currency translation gains (losses)	(43)	140

Other comprehensive income	13,619	29,694
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of taxes	135	(1)
Cumulative effect adjustment per new impairment accounting guidance	—	(6,320)

Balance at end of period	$62,235	$48,481

Retained earnings:
Balance at beginning of period	$264,739	$182,982
Net income	63,175	75,437
Cumulative effect adjustment per new impairment accounting guidance	—	6,320

Balance at end of period	$327,914	$264,739

Number of Treasury Shares:
Number at beginning of period	3,028,106	3,009,577
Class A ordinary shares purchased	10,657	18,529

Number at end of period	3,038,763	3,028,106

Treasury Shares, at cost:
Balance at beginning of period	$(100,720)	$(100,446)
Class A ordinary shares purchased, at cost	(163)	(274)

Balance at end of period	$(100,883)	$(100,720)

Total shareholders’ equity	$911,234	$831,976

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$63,175	$50,763
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	62	62
Amortization and depreciation	1,825	55
Restricted stock expense	2,713	3,119
Deferred federal income taxes	3,560	7,874
Amortization of bond premium and discount, net	2,579	1,545
Net realized investment gains	(21,619)	(3,415)
Equity in net (income) loss of partnerships	29	(4,742)
Changes in:
Accounts receivable, net	1,111	(16,955)
Reinsurance receivables	80,240	101,454
Unpaid losses and loss adjustment expenses	(137,278)	(165,835)
Unearned premiums	14,151	(4,921)
Ceded balances payable	(10,834)	(7,026)
Other assets and liabilities, net	(8,464)	(506)
Contingent commissions	(4,449)	2,927
Federal income taxes receivable	(4,264)	5,785
Deferred acquisition costs	(2,911)	11,122
Prepaid reinsurance premiums	4,482	(837)

Net cash used for operating activities	(15,892)	(19,531)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	560,306	231,258
Proceeds from sale of stocks	30,442	68,834
Proceeds from maturity of fixed maturities	36,245	41,085
Proceeds from sale of other invested assets	68	16,699
Purchases of fixed maturities	(595,832)	(421,040)
Purchases of stocks	(91,417)	(65,242)
Purchases of other invested assets	—	(30,687)
Other	(14,970)	—

Net cash used for investing activities	(75,158)	(159,093)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	(221)	(171)
Issuance of ordinary shares	—	99,168
Purchases of Class A ordinary shares	(163)	(247)
Principal payments of term debt	(213)	(205)

Net cash provided by (used for) financing activities	(597)	98,545

Effect of exchange rates on cash and cash equivalents	(43)	214

Net change in cash and cash equivalents	(91,690)	(79,865)
Cash and cash equivalents at beginning of period	186,087	292,604

Cash and cash equivalents at end of period	$94,397	$212,739

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Principles of Consolidation and Basis of Presentation
Global Indemnity plc was incorporated on March 9, 2010, and is domiciled in Ireland. The Company’s predecessor, United America Indemnity, Ltd., was incorporated on August 26, 2003 and is domiciled in the Cayman Islands. United America Indemnity, Ltd., is now an Irish tax resident. See Note 2 below for details regarding the redomestication. The Company’s Class A ordinary stock is publicly traded on the NASDAQ Global Market under the trading symbol “GBLI.”
The interim consolidated financial statements are unaudited, but have been prepared in conformity with GAAP, which differ in certain respects from those principles followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of Global Indemnity. All intercompany balances and transactions have been eliminated in consolidation.
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
2. Redomestication
In February 2010, the Company’s Board of Directors approved a plan for the Company to redomesticate from the Cayman Islands to Ireland pursuant to a scheme of arrangement. At a special shareholders meeting held on May 27, 2010, the Company’s shareholders voted in favor of completing the redomestication proposal pursuant to which all United America Indemnity, Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Global Indemnity plc, a newly formed Irish company that was incorporated on March 9, 2010, on a two-for-one basis (two United America Indemnity, Ltd. shares exchanged for one Global Indemnity plc share). The redomestication transaction was completed on July 2, 2010, following approval from the Grand Court of the Cayman Islands, at which time Global Indemnity plc replaced United America Indemnity, Ltd. as the ultimate parent company, and United America Indemnity, Ltd. became a wholly-owned subsidiary of Global Indemnity plc. Shares of United America Indemnity, Ltd. previously traded on the NASDAQ Global Select market under the symbol “INDM.” Shares of the Irish company, Global Indemnity plc, began trading on the NASDAQ Global Select Market on July 6, 2010 under the symbol “GBLI.”

GLOBAL INDEMNITY PLC
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
The amortized cost and estimated fair value of investments were as follows as of September 30, 2010 and December 31, 2009:

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of September 30, 2010
Fixed maturities:
U.S. treasury and agency obligations	$198,483	$14,191	$—	$212,674	$—
Obligations of states and political subdivisions	239,026	9,201	(97)	248,130	—
Mortgage-backed securities	274,572	11,715	(57)	286,230	(26)
Commercial mortgage-backed securities	1,618	8	—	1,626	—
Asset-backed securities	118,810	3,234	(80)	121,964	(43)
Corporate notes and loans	514,784	26,471	(714)	540,541	(134)
Foreign corporate bonds	62,287	3,609	—	65,896	—

Total fixed maturities	1,409,580	68,429	(948)	1,477,061	(203)
Common stock	117,654	14,429	(1,611)	130,472	—
Preferred stock	930	1,478	—	2,408	—
Other invested assets	5,355	—	(140)	5,215	—

Total	$1,533,519	$84,336	$(2,699)	$1,615,156	$(203)

(1)	Represents the total amount of other-than-temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) since the date of adoption of the recent guidance on other-than-temporary impairments. Per the accounting guidance, these items were not included in earnings as of September 30, 2010.

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of December 31, 2009
Fixed maturities:
U.S. treasury and agency obligations	$228,386	$7,936	$(234)	$236,088	$—
Obligations of states and political subdivisions	217,713	8,255	(370)	225,598	—
Mortgage-backed securities	349,287	15,219	(506)	364,000	(72)
Asset-backed securities	112,287	2,322	(446)	114,163	(10)
Corporate notes and loans	446,570	15,419	(1,259)	460,730	(698)
Foreign corporate bonds	68,809	2,354	(170)	70,993	—

Total fixed maturities	1,423,052	51,505	(2,985)	1,471,572	(780)
Common stock	50,709	12,473	(125)	63,057	—
Preferred stock	1,509	1,090	—	2,599	—
Other invested assets	5,468	2,531	—	7,999	—

Total	$1,480,738	$67,599	$(3,110)	$1,545,227	$(780)

(1)	Represents the total amount of other-than-temporary impairment losses recognized in AOCI since the date of adoption of the recent guidance on other-than-temporary impairments. Per the accounting guidance, these items were not included in earnings as of December 31, 2009.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Excluding U.S. treasury and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 10.0% of shareholders’ equity at September 30, 2010 or December 31, 2009.
The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$79,696	$80,887
Due after one year through five years	655,574	689,759
Due after five years through ten years	203,893	214,506
Due after ten years through fifteen years	30,171	33,417
Due after fifteen years	45,246	48,672
Mortgaged-backed securities	274,572	286,230
Commercial mortgage-backed securities	1,618	1,626
Asset-backed securities	118,810	121,964

	$1,409,580	$1,477,061

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2010:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities:
Obligations of states and political subdivisions	$8,017	$(61)	$2,405	$(36)	$10,422	$(97)
Mortgage-backed securities	5,256	(5)	546	(52)	5,802	(57)
Asset-backed securities	1,766	(13)	935	(67)	2,701	(80)
Corporate notes and loans	46,210	(714)	—	—	46,210	(714)

Total fixed maturities	61,249	(793)	3,886	(155)	65,135	(948)
Common stock	23,147	(1,611)	—	—	23,147	(1,611)
Other invested assets	4,115	(140)	—	—	4,115	(140)

Total	$88,511	$(2,544)	$3,886	$(155)	$92,397	$(2,699)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2009:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities:
U.S. treasury and agency obligations	$56,445	$(234)	$—	$—	$56,445	$(234)
Obligations of states and political subdivisions	26,488	(239)	6,403	(131)	32,891	(370)
Mortgage-backed securities	23,612	(217)	5,020	(289)	28,632	(506)
Asset-backed securities	31,255	(246)	1,625	(200)	32,880	(446)
Corporate notes and loans	87,286	(1,166)	3,556	(93)	90,842	(1,259)
Foreign corporate bonds	11,835	(170)	—	—	11,835	(170)

Total fixed maturities	236,921	(2,272)	16,604	(713)	253,525	(2,985)
Common stock	3,184	(73)	1,107	(52)	4,291	(125)

Total	$240,105	$(2,345)	$17,711	$(765)	$257,816	$(3,110)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:
Obligations of states and political subdivisions — As of September 30, 2010, gross unrealized losses related to obligations of states and political subdivisions were $0.1 million. Of this amount, $0.04 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated investment grade. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.
Mortgage-backed securities — non-agency — As of September 30, 2010, gross unrealized losses related to mortgage-backed securities — non-agency were $0.06 million. Of this amount, $0.05 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated AAA. The Company’s investment manager models each residential mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (e.g. fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (e.g. owner occupied / investor property), dwelling type (e.g. single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.
Asset backed securities (“ABS”) — As of September 30, 2010, gross unrealized losses related to asset backed securities were $0.08 million. Of this amount, $0.07 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 29.4. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.
Corporate notes and loans — As of September 30, 2010, gross unrealized losses related to corporate notes and loans were $0.7 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are corporate loans which are below investment grade. The Company’s investment managers’ analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.
The Company recorded the following other-than-temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2010 and 2009:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturities:
OTTI losses, gross	$15	$2,108	$121	$4,449
Portion of loss recognized in other comprehensive income (pre-tax)	—	(8)	(43)	(133)

Net impairment losses on fixed maturities recognized in earnings	15	2,100	78	4,316
Common stock	—	—	346	593
Preferred stock	—	—	—	647

Total	$15	$2,100	$424	$5,556

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and nine months ended September 30, 2010 and 2009 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$113	$21	$50	$—
Additions where no OTTI was previously recorded	—	3	47	33
Additions where an OTTI was previously recorded	15	9	31	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	—	—

Balance at end of period	$128	$33	$128	$33

Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of September 30, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Net unrealized gains (losses) from:
Fixed maturities	$67,481	$48,522
Preferred stocks	1,478	1,090
Common stocks	12,818	12,348
Partnerships < 3% owned	(140)	2,531
Foreign currency fluctuations	—	43
Deferred taxes	(19,402)	(16,053)

Accumulated other comprehensive income	$62,235	$48,481

Net Realized Investment Gains (Losses)
The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturities	$846	$487	$16,225	$(4,659)
Convertibles	—	4,021	3	7,121
Common stock	972	2,105	5,391	2,030
Preferred stock	—	—	—	(1,077)

Total	$1,818	$6,613	$21,619	$3,415

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009

Fixed maturities	$560,306	$231,258
Equity securities	30,442	68,834
Net Investment Income
The sources of net investment income for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Fixed maturities	$14,885	$15,808	$45,597	$46,485
Preferred and common stocks	613	351	1,419	1,281
Cash and cash equivalents	32	225	141	1,077
Other invested assets	—	—	4	8,647

Total investment income	15,530	16,384	47,161	57,490
Investment expense	(1,441)	(1,117)	(4,552)	(3,441)

Net investment income	$14,089	$15,267	$42,609	$54,049

The Company’s total investment return on an after-tax basis for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net investment income	$12,039	$12,586	$36,109	$43,494

Net realized investment gains:
Invested assets excluding partnerships	1,272	4,763	16,066	1,991
Partnerships	—	2,809	(29)	4,742

Total net realized investment gains	1,272	7,572	16,037	6,733
Net unrealized investment gains	18,358	25,685	13,797	40,328

Net investment gains	19,630	33,257	29,834	47,061

Total investment return	$31,669	$45,843	$65,943	$90,555

Total investment return % (1)	1.9%	2.7%	3.9%	5.4%

Average investment portfolio (2)	$1,686,638	$1,710,395	$1,696,376	$1,670,782

(1)	Not annualized.

(2)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.
Subprime and Alt-A Investments
The Company had approximately $2.9 million and $2.5 million worth of investment exposure through subprime and Alt-A investments as of September 30, 2010 and December 31, 2009, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of September 30, 2010, approximately $0.3 million of those investments were rated AAA, $0.8 million were rated BBB+ to AA, $1.1 million were rated BB, and $0.7 million were rated CCC- to CCC. As of December 31, 2009, approximately $0.8 million of those investments were rated AAA, $1.6 million were rated BBB- to AA, and $0.1 million were rated CCC. Impairments on these investments were $0.02 million and $0.04 million during the quarter and nine months ended September 30, 2010, respectively, and $0.9 million during the year ended December 31, 2009.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Insurance Enhanced Municipal Bonds
As of September 30, 2010, the Company held insurance enhanced municipal bonds of approximately $123.8 million, which represented approximately 7.2% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $49.6 million of these bonds are pre-refunded with U.S. treasury securities, of which $39.6 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $74.2 million of insurance enhanced municipal bonds, $31.3 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$13,497	$—
AA	12,849	8,435
A	1,630	17,415
BBB	—	1,777
BB	—	349
NR	3,316	3,316

Total	$31,292	$31,292

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2010 is as follows:

				Exposure Net
				of Pre-refunded
			Government	& Government
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$13,515	$5,839	$—	$7,676
Financial Guaranty Insurance Company	2,502	2,502	—	—
Financial Security Assurance, Inc.	42,591	16,481	—	26,110
Municipal Bond Insurance Association	44,592	12,200	—	32,392
Federal Housing Association	2,295	—	2,295	—
Federal National Housing Association	780	—	780	—
Government National Housing Association	4,164	898	3,266	—
Permanent School Fund Guaranty	3,349	1,630	1,719	—

Total backed by financial guarantors	113,788	39,550	8,060	66,178
Other credit enhanced municipal bonds	10,060	10,060	—	—

Total	$123,848	$49,610	$8,060	$66,178

In addition to the $123.8 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $35.5 million, which represented approximately 2.1% of the Company’s total invested assets. The financial guarantors of the Company’s $35.5 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.9 million), Municipal Bond Insurance Association ($12.3 million), Ambac ($4.5 million), Financial Security Assurance, Inc. ($6.7 million), Assured Guaranty Insurance Group ($5.8 million), and Other ($5.3 million).
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2010.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Bonds Held on Deposit
Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of September 30, 2010 and December 31, 2009:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2010	December 31, 2009

On deposit with governmental authorities	$44,663	$41,336
Intercompany trusts held for the benefit of U.S. policyholders	637,328	653,500
Held in trust pursuant to third party requirements	64,738	29,884
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5,959	6,169

Total	$752,688	$730,889

4. Fair Value Measurements
The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of September 30, 2010 and December 31, 2009. Effective December 31, 2009, the Company redeemed the majority of its ownership interest in this limited partnership, resulting in its ownership interest falling below 3%. As of September 30, 2010, the Company’s remaining interest in this limited partnership was comprised of convertible preferred securities of a privately held company. Accordingly, this investment is classified as Level 3 within the fair value hierarchy.
During the quarters and nine months ended September 30, 2010 and 2009, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Limited partnership > 3% ownership	$—	$2,809	$(29)	$4,742
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$96,253	$116,421	$—	$212,674
Obligations of states and political subdivisions	—	248,130	—	248,130
Mortgage-backed securities	—	286,230	—	286,230
Commercial mortgage-backed securities	—	1,626		1,626
Asset-backed securities	—	121,964	—	121,964
Corporate notes and loans	—	540,541	—	540,541
Foreign corporate bonds	—	65,896	—	65,896

Total fixed maturities	96,253	1,380,808	—	1,477,061
Preferred shares	—	2,408	—	2,408
Common shares	130,472	—	—	130,472
Other invested assets	—	—	5,215	5,215

Total invested assets	$226,725	$1,383,216	$5,215	$1,615,156

As of December 31, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$82,021	$154,067	$—	$236,088
Obligations of states and political subdivisions	—	225,598	—	225,598
Mortgage-backed securities	—	364,000	—	364,000
Asset-backed securities	—	114,163	—	114,163
Corporate notes and loans	—	460,730	—	460,730
Foreign corporate bonds	—	70,993	—	70,993

Total fixed maturities	82,021	1,389,551	—	1,471,572
Preferred shares	579	2,020	—	2,599
Common shares	63,057	—	—	63,057
Other invested assets	—	—	7,999	7,999

Total invested assets	$145,657	$1,391,571	$7,999	$1,545,227

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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2010:

Other
Quarter Ended September 30, 2010	Invested
(Dollars in thousands)	Assets

Beginning balance at July 1, 2010	$6,490
Total losses (realized / unrealized):
Included in accumulated other comprehensive income	(1,275)

Ending balance at September 30, 2010	$5,215

Net unrealized losses included in net income for the period related to assets still held at September 30, 2010	$—

Other
Nine Months Ended September 30, 2010	Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(44)
Included in accumulated other comprehensive income	(2,672)
Distribution	(68)

Ending balance at September 30, 2010	$5,215

Net unrealized losses included in net income for the period related to assets still held at September 30, 2010	$(44)

The securities classified as Level 3 in the above tables consist of $5.2 million related to investments in limited partnerships. Of the investments in limited partnerships, $4.1 million was comprised of securities for which there is no readily available independent market price, and the remaining $1.1 million of the $5.2 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities are subject to an appraisal action in Delaware State Court. Until the appraisal action is resolved, the Company’s ownership interest in this limited partnership is wholly illiquid. The estimated fair value of these limited partnerships is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2009:

Other
Quarter Ended September 30, 2009	Invested
(Dollars in thousands)	Assets

Beginning balance at July 1, 2009	$50,817
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	3,638
Included in accumulated other comprehensive income	(1,995)
Purchases	32

Ending balance at September 30, 2009	$52,492

Net unrealized gains included in net income for the period related to assets still held at September 30, 2009	$3,638

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other
Nine Months Ended September 30, 2009	Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2009	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	6,375
Included in accumulated other comprehensive income	(5,879)
Purchases	30,687
Sales	(25,363)

Ending balance at September 30, 2009	$52,492

Net unrealized gains included in net income for the period related to assets still held at September 30, 2009	$6,375

The securities classified as Level 3 in the above table consist of $52.5 million related to the Company’s limited partnership investments. Of this amount, $8.7 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. $12.1 million was related to a partnership that invests mainly in securities that are publicly traded. However, since the Company does not have the ability to see the invested asset composition of this limited partnership on a daily basis, this investment has been classified within the Level 3 category. The remaining $31.7 million was related to a limited partnership that invests in bank loans. This investment is classified within the Level 3 category since the bank loans trade infrequently, and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.
Fair Value of Alternative Investments
Included in “Other invested assets” in the fair value hierarchy at September 30, 2010 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2010.

		Future
		Funding
(Dollars in thousands)	Fair Value	Commitments

Equity Fund, LP (1)	$4,115	$2,569
High Yield Convertible Securities Fund, LP (2)	1,100	—

Total	$5,215	$2,569

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(2)	This limited partnership is a registered mutual fund which invests in a portfolio of high yield convertible securities issued by companies with small to medium market capitalizations and lower credit ratings (generally below investment grade). In accordance with the partnership agreement, the Company has exercised its right to submit a capital withdrawal request effective December 31, 2009. As of December 31, 2009, the Company was unable to redeem a portion of its ownership interest in this limited partnership with a fair market value of $1.1 million. This is related to convertible preferred securities of one company which are subject to an Appraisal Action in Delaware Court. The partnership decided to participate in the Appraisal Action to maximize the value of its preferred share. Until the appraisal action is resolved, the claim relating to the preferred share is wholly illiquid.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Pricing
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the quarter and nine months ended September 30, 2010, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.
5. Goodwill and Intangible Assets
In April 2010, the Company recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition. The acquisition was recorded as a business combination using the purchase method of accounting in accordance with applicable accounting guidance. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. The trademarks have been determined to have indefinite lives and therefore will not be subject to amortization. The customer relationships and non-compete agreements have been determined to have definite lives and will therefore be amortized over their estimated useful lives. The customer relationships will be amortized over fifteen years, and the non-compete agreements will be amortized over two years. The result of this acquisition combined with the remaining intangible assets from the Penn-America merger result in goodwill and intangible asset balances of $4.8 million and $19.2 million, respectively, as of September 30, 2010.
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
The Company had the following reinsurance balances as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Reinsurance receivables	$463,111	$543,351
Collateral securing reinsurance receivables	(316,492)	(378,056)

Reinsurance receivables, net of collateral	$146,619	$165,295

Allowance for uncollectible reinsurance receivables	$12,947	$12,947
Prepaid reinsurance premiums	12,064	16,546
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Property Quota Share — Effective January 1, 2010, the Company renewed its quota share treaty related to the Penn-America property line of business. The expiring quota share program was terminated on a cut-off basis. The renewal quota share program covers premiums earned in 2010 on policies written in 2009 and 2010. The quota share percentage was increased from 30% to 40%. During the quarter and nine months ended September 30, 2010, the Company ceded $3.3 million and $10.9 million of earned premium, respectively.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter or nine months ended September 30, 2010.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 28.59% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and then adding that amount to income taxes on net realized gains and losses and limited partnership distributions. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

Quarter Ended September 30, 2010:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$47,586	$66,213	$(27,564)	$86,235

Net premiums written	$47,586	$25,620	$—	$73,206

Net premiums earned	$47,225	$22,864	$—	$70,089
Net investment income	11,089	7,648	(4,648)	14,089
Net realized investment gains	258	1,560	—	1,818
Other income	—	173	—	173

Total revenues	58,572	32,245	(4,648)	86,169
Losses and Expenses:
Net losses and loss adjustment expenses	24,412	5,377	—	29,789
Acquisition costs and other underwriting expenses	17,243	11,298	—	28,541
Corporate and other operating expenses	2,802	2,304	—	5,106
Interest expense	—	6,473	(4,648)	1,825

Income before income taxes	$14,115	$6,793	$—	$20,908

Quarter Ended September 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$37,943	$67,368	$(29,505)	$75,806

Net premiums written	$37,928	$25,004	$—	$62,932

Net premiums earned	$45,656	$27,237	$—	$72,893
Net investment income	10,229	9,686	(4,648)	15,267
Net realized investment gains	1,327	5,286	—	6,613

Total revenues	57,212	42,209	(4,648)	94,773
Losses and Expenses:
Net losses and loss adjustment expenses	23,823	15,064	—	38,887
Acquisition costs and other underwriting expenses	17,472	10,092	—	27,564
Corporate and other operating expenses	4,116	560	—	4,676
Interest expense	—	6,424	(4,648)	1,776

Income before income taxes	$11,801	$10,069	$—	$21,870

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2010:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$165,372	$181,815	$(76,049)	$271,138

Net premiums written	$164,588	$69,622	$—	$234,210

Net premiums earned	$145,724	$69,855	$—	$215,579
Net investment income	32,760	23,641	(13,792)	42,609
Net realized investment gains	5,754	15,865	—	21,619
Other income	—	515	—	515

Total revenues	184,238	109,876	(13,792)	280,322
Losses and Expenses:
Net losses and loss adjustment expenses	76,485	27,768	—	104,253
Acquisition costs and other underwriting expenses	56,292	31,405	—	87,697
Corporate and other operating expenses	7,795	7,270	—	15,065
Interest expense	—	19,189	(13,792)	5,397

Income before income taxes	$43,666	$24,244	$—	$67,910

Nine Months Ended September 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$149,934	$207,675	$(91,135)	$266,474

Net premiums written	$149,389	$77,634	$—	$227,023

Net premiums earned	$135,845	$90,320	$—	$226,165
Net investment income	31,156	36,685	(13,792)	54,049
Net realized investment gains (losses)	(655)	4,070	—	3,415

Total revenues	166,346	131,075	(13,792)	283,629
Losses and Expenses:
Net losses and loss adjustment expenses	73,615	57,059	—	130,674
Acquisition costs and other underwriting expenses	54,001	34,349	—	88,350
Corporate and other operating expenses	7,635	4,679	—	12,314
Interest expense	—	19,254	(13,792)	5,462

Income before income taxes	$31,095	$15,734	$—	$46,829

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2010		2009
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income

Expected tax provision at weighted average rate	$2,379	11.4%	$3,544	16.2%
Adjustments:
Tax exempt interest	(504)	-2.4	(616)	-2.8
Dividend exclusion	(123)	-0.6	(79)	-0.4
Effective tax rate adjustment	150	0.7	(3,447)	-15.8
Other	(756)	-3.6	(2,075)	-9.4

Income tax expense (benefit)	$1,146	5.5%	$(2,673)	-12.2%

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2010		2009
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income

Expected tax provision at weighted average rate	$8,564	12.6%	$5,567	11.9%
Adjustments:
Tax exempt interest	(1,488)	-2.2	(1,996)	-4.3
Dividend exclusion	(286)	-0.4	(289)	-0.6
Effective tax rate adjustment	(1,376)	-2.0	(496)	-1.1
Other	(708)	-1.1	(1,978)	-4.2

Income tax expense	$4,706	6.9%	$808	1.7%

The effective income tax expense rate for the nine months ended September 30, 2010 was 6.9%, compared to 1.7% for the nine months ended September 30, 2009. The increase in the effective tax rate is primarily due to the difference in the release of the prior year’s uncertain tax reserves. The effective rates differed from the weighted average expected income tax expense rates of 12.6% and 11.9% for the nine months ended September 30, 2010 and 2009, respectively, primarily due to tax-exempt interest and dividends and the release of the prior year’s uncertain tax reserves.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007.
The alternative minimum tax credit carryover was $6.5 million and $3.2 million as of September 30, 2010 and December 31, 2009, respectively.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefit was $0.7 million and $1.1 million as of September 30, 2010 and December 31, 2009, respectively. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2010, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2010, the related adjustments could have a material impact on the Company’s future results of operations.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$1,168,759	$1,394,818	$1,257,741	$1,506,429
Less: Ceded reinsurance receivables	484,344	613,664	527,413	670,591

Net balance at beginning of period	684,415	781,154	730,328	835,838

Incurred losses and loss adjustment expenses related to:
Current year	44,854	40,527	137,974	135,224
Prior years	(15,065)	(1,640)	(33,721)	(4,550)

Total incurred losses and loss adjustment expenses	29,789	38,887	104,253	130,674

Paid losses and loss adjustment expenses related to:
Current year	10,429	12,892	22,021	28,962
Prior years	43,068	42,941	151,853	173,342

Total paid losses and loss adjustment expenses	53,497	55,833	173,874	202,304

Net balance at end of period	660,707	764,208	660,707	764,208
Plus: Ceded reinsurance receivables	459,756	576,386	459,756	576,386

Balance at end of period	$1,120,463	$1,340,594	$1,120,463	$1,340,594

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
In the third quarter of 2010, the Company reduced its prior accident year loss reserves by $15.1 million, which consisted of a $1.6 million reduction in property lines, a $14.2 million reduction in general liability lines, and a $1.3 million reduction in umbrella lines, offset by a $0.1 million increase in professional liability lines and a $1.7 million increase in commercial auto lines:
•	Property: The $1.6 million reduction primarily consisted of net reductions of $1.7 million related to accident years 2009, 2008, and 2006 and prior due to decreases in expected unallocated loss adjustment expenses and lower than anticipated severity. This reduction was offset by an increase of $0.1 million related to accident year 2007.
•	General liability: The $14.2 million reduction primarily consisted of reductions of $16.3 million related to accident years 2004 through 2009 due to lower than anticipated frequency and severity. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages. This reduction was offset by a net increase of $2.1 million related to accident years 2003 and prior primarily due to increases in expected unallocated loss adjustment expenses, as well as, higher than expected claim frequency and severity.
•	Umbrella: The $1.3 million reduction primarily consisted of net reductions of $1.5 million related to accident years 2009 and 2007 and prior due to lower than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to the Company’s initial indications. This reduction was offset by an increase of $0.2 million related to accident year 2008 due to an increase in severity.
•	Professional liability: The $0.1 million increase primarily consisted of an increase of $1.9 million related to accident years 2007 and 2009 where the Company experienced higher than expected claim frequency and severity. This increase was offset by a reduction of $1.8 million related to accident years 2008 and 2006 and prior driven by lower than expected paid and incurred activity during the quarter.
•	Commercial auto: The $1.7 million increase consisted of an increase of $1.9 million related to accident year 2009 due to increased frequency on two non-standard auto treaties. This increase was offset by net reductions of $0.2 million related to accident years 2008 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than the Company’s prior projections.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In the third quarter of 2009, the Company reduced its prior accident year loss reserves by $2.0 million and increased its allowance for uncollectible reinsurance by $0.4 million. The loss reserves reduction of $2.0 million consisted of a $0.2 million reduction in property lines, a $2.7 million reduction in general liability lines, and a $0.4 million reduction in umbrella lines, offset by a $1.3 million increase in professional liability lines:
•	Property: The $0.2 million reduction consisted of net reductions of $0.5 million related to accident years 2007 and prior, offset by an increase of $0.3 million related to accident year 2008.
•	General liability: The $2.7 million reduction consisted of net reductions of $5.1 million related to accident years 2005 and prior, offset by increases of $2.4 million related to accident years 2006 through 2008.
•	Umbrella: The $0.4 million reduction related to accident years 2003 and 2001.
•	Professional liability: The $1.3 million increase primarily consisted of increases of $1.6 million related to accident years 2004 through 2008, offset by net reductions of $0.3 million related to accident years 2003 and prior.
In the nine months ended September 30, 2010, the Company reduced its prior accident year loss reserves by $33.7 million, which consisted of a $1.9 million reduction in property lines, a $26.9 million reduction in general liability lines, a $2.9 million reduction in professional liability lines, and a $3.7 million reduction in umbrella lines, offset by a $1.5 million increase in commercial auto lines:
•	Property: The $1.9 million reduction primarily consisted of net reductions of $2.4 million related to accident years 2008 and prior primarily due to lower than anticipated severity. This reduction was offset by an increase of $0.5 million to accident year 2009 that was driven by higher than expected claim frequency and severity.
•	General liability: The $26.9 million reduction primarily consisted of net reductions of $30.2 million related to accident years 2002 through 2009 due to severity that was lower than originally anticipated. Incurred losses have developed at a rate lower than the Company’s historical averages. This reduction was partially offset by a net increase of $3.3 million related to accident years 2001 and prior where the Company experienced higher than expected claim frequency and severity.
•	Professional liability: The $2.9 million reduction primarily consisted of net reductions of $6.1 million related to accident years 2008 and prior due to severity that was lower than originally anticipated, partially offset by an increase of $3.2 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.
•	Umbrella: The $3.7 million reduction primarily consisted of net reductions related to accident years 2009 and prior primarily due to lower than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to the Company’s initial indications.
•	Commercial auto: The $1.5 million increase primarily consisted of a net increase of $2.1 million related to accident years 2008 and 2009 where losses were higher than anticipated. This increase was offset by net reductions of $0.6 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than the Company’s prior projections.
In the nine months ended September 30, 2009, the Company reduced its prior accident year loss reserves by $4.2 million and reduced its allowance for uncollectible reinsurance by $0.4 million. The loss reserves reduction of $4.2 million primarily consisted of a $2.4 million reduction in property lines, a $5.2 million reduction in general liability lines, and a $0.4 million reduction in umbrella lines, offset by a $3.8 million increase in professional liability lines:
•	Property: The $2.4 million reduction primarily consisted of reductions related to accident year 2007 and 2008.
•	General liability: The $5.2 million reduction primarily consisted of net reductions of $9.7 million related to accident years 2006 and prior, offset by increase of $4.5 million to accident years 2007 and 2008.
•	Umbrella: The $0.4 million reduction primarily related to accident years 2003 and 2001.
•	Professional liability: The $3.8 million increase primarily related to increases of $6.1 million related to accident years 2007 and 2008, offset by net reductions of $2.3 million primarily to accident years 2005 and prior.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Related Party Transactions
Fox Paine & Company
As of September 30, 2010, Fox Paine & Company beneficially owned shares having approximately 89.5% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate of 25% or more of the voting power in the Company. The Company’s Board of Directors currently consists of nine directors, five of which were nominated by Fox Paine & Company. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.3 million in each of the quarters ended September 30, 2010 and 2009 and $1.1 million in each of the nine months ended September 30, 2010 and 2009 as part of the annual management fee that is paid to Fox Paine & Company. The Company reimbursed Fox Paine & Company $0.0 million and $0.1 million during the quarters ended September 30, 2010 and 2009, respectively, and $0.4 million and $0.2 million during the nine months ended September 30, 2010 and 2009, respectively, for expenses incurred in providing management services.
At September 30, 2010 and December 31, 2009, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.1 million and $5.6 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the Company had an unfunded capital commitment of $2.6 million to the partnership. A distribution of $0.07 million was received from the limited partnership during the first quarter of 2010.
As part of the Company’s redomestication from the Cayman Islands to Ireland, the Company has agreed to indemnify Fox Paine & Company against any Irish stamp duty that it may incur. As of the filing date of this report, the Company has not been made aware by Fox Paine & Company that it has incurred any Irish stamp duty.
Cozen O’Connor
During the quarters ended September 30, 2010 and 2009, the Company incurred $0.1 million and $0.1 million respectively, for legal services rendered by Cozen O’Connor. During the nine months ended September 30, 2010 and 2009, the Company incurred $0.2 million and $0.2 million respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
Validus Reinsurance, Ltd.
Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010		2009

Ceded written premium	$—	$—	$(2,401	)(1)	$2,748
Ceded losses	—	—	644		972

(1)	Includes an adjustment made in the first quarter to true up the Company’s estimated amount of ceded premium to actual.
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Frank Crystal & Company
During each of the nine months ended September 30, 2010 and 2009, the Company paid $0.2 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, became a member of the Company’s Board of Directors, effective as of July 6, 2010. The transactions mentioned were entered into before Mr. Crystal became a Director.
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
On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly-owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON has filed its Notice of Appeal and a Bond in the amount of $33.0 million. A court ordered mediation took place on December 10, 2009, which did not result in a settlement. Oral arguments were heard by the Appellate Court on October 26, 2010. The Court suggested that both parties participate in further mediation in an effort to resolve the case. If the case is not resolved, it is anticipated that it will take six to nine months for the Court to render its opinion.
11. Share-Based Compensation Plans
All share amounts have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares effective July 2, 2010 as part of the redomestication to Ireland. See Note 2 above for more information regarding the redomestication.
During the nine months ended September 30, 2010, the Company granted 47,610 Class A ordinary shares, subject to certain restrictions, at a weighted average grant date value of $14.83 per share, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 58,119 fully vested Class A ordinary shares, subject to certain restrictions, at a weighted average grant date value of $16.34 per share, to non-employee directors of the Company under the Plan.
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Earnings Per Share
Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. All share counts and corresponding per share market prices have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the redomestication to Ireland. See Note 2 above for more information regarding the redomestication. As detailed below, share counts for the prior year have also been restated as a result of the Rights Offering that took place in 2009.
The Company issued non-transferable rights to stockholders of record on March 16, 2009. The rights entitled the holders to purchase 0.9013 shares of ordinary stock for every right held. The Rights Offering expired on April 6, 2009. On May 5, 2009, the Company issued 8.6 million Class A ordinary shares and 5.7 million Class B ordinary shares at a subscription price of $7.00 per share in conjunction with the Rights Offering.
The market price of the Company’s Class A ordinary shares was $9.78 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $7.00 per share subscription price of the shares issued under the Rights Offering was lower than the $9.78 per share market price on March 12, 2009, the Rights Offering contained a bonus element. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering.
The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended September 30,		Nine Months Ended September 30,
except per share data)	2010	2009	2010	2009

Net income	$19,762	$27,352	$63,175	$50,763

Basic earnings per share:
Weighted average shares outstanding — basic	30,273,757	30,144,896	30,222,074	23,588,613
Adjustment for bonus element of Rights Offering	—	—	—	814,392

Adjusted weighted average shares outstanding — basic	30,273,757	30,144,896	30,222,074	24,403,005

Net income per share	$0.65	$0.91	$2.09	$2.08

Diluted earnings per share:
Weighted average shares outstanding — diluted	30,308,489	30,155,553	30,245,890	23,608,637
Adjustment for bonus element of Rights Offering	—	—	—	814,392

Adjusted weighted average shares outstanding — diluted	30,308,489	30,155,553	30,245,890	24,423,029

Net income per share	$0.65	$0.91	$2.09	$2.08

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average shares for basic earnings per share	30,273,757	30,144,896	30,222,074	24,403,005
Non-vested restricted stock	34,732	10,657	23,816	20,024
Options	—	—	—	—

Weighted average shares for diluted earnings per share	30,308,489	30,155,553	30,245,890	24,423,029

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The weighted average shares outstanding used to determine dilutive earnings per shares for the quarters ended September 30, 2010 and 2009 do not include 341,809 and 442,121 shares, respectively, that were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per shares for the nine months ended September 30, 2010 and 2009 do not include 352,309 and 446,036 shares, respectively, that were deemed to be anti-dilutive.
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
The following are tabulations of business segment information for the quarters and nine months ended September 30, 2010 and 2009.

Quarter Ended September 30, 2010:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$66,213		$20,022		$86,235

Net premiums written	$53,185		$20,021		$73,206

Net premiums earned	$47,932		$22,157		$70,089
Other income	173		—		173

Total revenues	48,105		22,157		70,262
Losses and Expenses:
Net losses and loss adjustment expenses	13,584		16,205		29,789
Acquisition costs and other underwriting expenses	22,556	(3)	5,985	(4)	28,541

Income (loss) from segments	$11,965		$(33)		11,932

Unallocated Items:
Net investment income					14,089
Net realized investment gains					1,818
Corporate and other operating expenses					(5,106)
Interest expense					(1,825)

Income before income taxes					20,908
Income tax expense					1,146

Net income					$19,762

Total assets	$1,698,557		$654,472	(5)	$2,353,029

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $251 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended September 30, 2009:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$67,368		$8,438		$75,806

Net premiums written	$54,510		$8,422		$62,932

Net premiums earned	$58,971		$13,922		$72,893
Losses and Expenses:
Net losses and loss adjustment expenses	33,292		5,595		38,887
Acquisition costs and other underwriting expenses	24,028	(3)	3,536	(4)	27,564

Income from segments	$1,651		$4,791		6,442

Unallocated Items:
Net investment income					15,267
Net realized investment gains					6,613
Corporate and other operating expenses					(4,676)
Interest expense					(1,776)

Income before income taxes					21,870
Income tax benefit					(2,673)

Income before equity in net income of partnership					24,543
Equity in net income of partnership, net of tax					2,809

Net income					$27,352

Total assets	$1,868,061		$632,266	(5)	$2,500,327

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $317 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2010:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$181,815		$89,323		$271,138

Net premiums written	$145,674		$88,536		$234,210

Net premiums earned	$146,412		$69,167		$215,579
Other income	515		—		515

Total revenues	146,927		69,167		216,094
Losses and Expenses:
Net losses and loss adjustment expenses	59,582		44,671		104,253
Acquisition costs and other underwriting expenses	67,666	(3)	20,031	(4)	87,697

Income from segments	$19,679		$4,465		24,144

Unallocated Items:
Net investment income					42,609
Net realized investment gains					21,619
Corporate and other operating expenses					(15,065)
Interest expense					(5,397)

Income before income taxes					67,910
Income tax expense					4,706

Income before equity in net loss of partnership					63,204
Equity in net loss of partnership, net of tax					(29)

Net income					$63,175

Total assets	$1,698,557		$654,472	(5)	$2,353,029

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $766 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2009:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$207,675		$58,799		$266,474

Net premiums written	$168,770		$58,253		$227,023

Net premiums earned	$194,137		$32,028		$226,165
Losses and Expenses:
Net losses and loss adjustment expenses	115,583		15,091		130,674
Acquisition costs and other underwriting expenses	80,408	(3)	7,942	(4)	88,350

Income (loss) from segments	$(1,854)		$8,995		7,141

Unallocated Items:
Net investment income					54,049
Net realized investment gains					3,415
Corporate and other operating expenses					(12,314)
Interest expense					(5,462)

Income before income taxes					46,829
Income tax expense					808

Income before equity in net income of partnership					46,021
Equity in net income of partnership, net of tax					4,742

Net income					$50,763

Total assets	$1,868,061		$632,266	(5)	$2,500,327

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $1,038 relating to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for net U.S. federal income taxes and interest during the quarters and nine months ended September 30, 2010 and 2009:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net U.S. federal income taxes paid (recovered)	$1,650	$(10,957)	$3,704	$(18,019)
Interest paid	3,182	3,058	6,625	6,830
15. Subsequent Events
On November 2, 2010, we committed to a restructuring plan with respect to our U.S. insurance operations. The plan was initiated on November 4, 2010, and is part of our efforts to streamline our operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. As part of this restructuring plan, the company intends to enhance profitability and earnings through reducing its U.S. based census by approximately 25%, closing underperforming U.S. facilities, and supplementing staffing in Bermuda and in Ireland. We expect that all action items relating to this plan will be implemented by the end of 2010.
The total estimated cost of implementing this restructuring plan will be reported in our consolidated statements of operations for the fourth quarter of fiscal 2010. Components of the plan include: (1) employee termination and severance; (2) expenses relating to the continuing costs of several operating leases related to excess office space, net of sublease income; (3) restructuring expenses for related asset and leasehold improvement impairments; and (4) expenses relating to the curtailment of our workers compensation product initiative.

GLOBAL INDEMNITY PLC
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2009.
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
On September 22, 2010, we announced that Mr. Stephen A. Cozen is retiring from our Board of Directors, effective as of year-end, and that Ms. Mary R. Hennessy, FCAS, has joined the Board, effective as of September 20, 2010.
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

GLOBAL INDEMNITY PLC
We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, other investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to incur on the insurance policies we write. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies we write, net of ceding commissions earned from reinsurers and allocated internal costs. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, development of additional products, and taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, and funds held on behalf of others.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our third party business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, excess and umbrella, and workers compensation (for our Reinsurance Operations only). Short-tail exposures include property, commercial automobile physical damage, and equine mortality. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of our 2009 Annual Report on Form 10-K. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
For the third quarter of 2010, an independent actuary performed a peer review of the loss reserves of our Insurance Operations and performed a full review of the loss reserves of our Reinsurance Operations. We do not rely upon the review of the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house staff.

GLOBAL INDEMNITY PLC
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

GLOBAL INDEMNITY PLC
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
Management’s best estimate at September 30, 2010 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,120.5 million and $660.7 million, respectively, as of September 30, 2010. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of September 30, 2010 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$356,937	$695,151	$1,052,088
Reinsurance Operations	17,252	51,123	68,375

Total	$374,189	$746,274	$1,120,463

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$212,355	$380,845	$593,200
Reinsurance Operations	17,128	50,379	67,507

Total	$229,483	$431,224	$660,707

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $138.0 million for claims occurring during the nine months ended September 30, 2010:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(20,006)	$(13,452)	$(6,899)	$(345)	$6,209
	-3%	(17,523)	(10,831)	(4,139)	2,553	9,244
	-2%	(16,281)	(9,520)	(2,759)	4,001	10,762
	-1%	(15,039)	(8,209)	(1,380)	5,450	12,280
	0%	(13,797)	(6,899)	—	6,899	13,797
	1%	(12,556)	(5,588)	1,380	8,347	15,315
	2%	(11,314)	(4,277)	2,759	9,796	16,833
	3%	(10,072)	(2,966)	4,139	11,245	18,351
	5%	(7,589)	(345)	6,899	14,142	21,386
Our net reserves for losses and loss expenses of $660.7 million as of September 30, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At September 30, 2010, our reinsurance receivables were $463.1 million, net of an allowance for uncollectible reinsurance receivables of $12.9 million. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.

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
For an analysis of our securities with gross unrealized losses as of September 30, 2010 and December 31, 2009, and for other-than-temporary impairment losses that we recorded for the quarters and nine months ended September 30, 2010 and 2009, please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report.
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

GLOBAL INDEMNITY PLC
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We evaluate the performance of our United States Based Insurance Operations and International Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and commission and fee income, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2009 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Insurance Operations premiums written:
Gross premiums written	$66,213	$67,368	$181,815	$207,675
Ceded premiums written	13,028	12,858	36,141	38,905

Net premiums written	$53,185	$54,510	$145,674	$168,770

Reinsurance Operations premiums written:
Gross premiums written	$20,022	$8,438	$89,323	$58,799
Ceded premiums written	1	16	787	546

Net premiums written	$20,021	$8,422	$88,536	$58,253

Revenues: (1)
Insurance Operations	$48,105	$58,971	$146,927	$194,137
Reinsurance Operations	22,157	13,922	69,167	32,028

Total revenues	$70,262	$72,893	$216,094	$226,165

Expenses: (2)
Insurance Operations (3)	$36,140	$57,320	$127,248	$195,991
Reinsurance Operations (4)	22,190	9,131	64,702	23,033

Total expenses	$58,330	$66,451	$191,950	$219,024

Income (loss) from segments:
Insurance Operations	$11,965	$1,651	$19,679	$(1,854)
Reinsurance Operations	(33)	4,791	4,465	8,995

Total income from segments	$11,932	$6,442	$24,144	$7,141

Insurance combined ratio analysis: (5)
Insurance Operations
Loss ratio	28.4	56.4	40.7	59.5
Expense ratio	47.1	40.7	46.2	41.4

Combined ratio	75.5	97.1	86.9	100.9

Reinsurance Operations
Loss ratio	73.1	40.2	64.6	47.1
Expense ratio	27.0	25.4	29.0	24.8

Combined ratio	100.1	65.6	93.6	71.9

Consolidated
Loss ratio	42.5	53.4	48.4	57.8
Expense ratio	40.7	37.8	40.7	39.1

Combined ratio	83.2	91.2	89.1	96.9

(1)	Excludes net investment income and net realized investment gains, which are not allocated to our segments.

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $251 and $317 for the quarters ended September 30, 2010 and 2009, respectively, and excise tax of $766 and $1,038 for the nine months ended September 30, 2010 and 2009, respectively, related to the quota share and stop loss agreements.

(4)	Includes all Wind River Reinsurance expenses other than excise tax related to the quota share and stop loss agreements.

(5)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC
Results of Operations
All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.
Quarter Ended September 30, 2010 Compared with the Quarter Ended September 30, 2009
United States Based Insurance Operations
The components of income from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$66,213	$67,368	$(1,155)	-1.7%

Net premiums written	$53,185	$54,510	$(1,325)	-2.4%

Net premiums earned	$47,932	$58,971	$(11,039)	-18.7%

Other income	173	—	173	100.0%

Losses and expenses:
Net losses and loss adjustment expenses	13,584	33,292	(19,708)	-59.2%
Acquisition costs and other underwriting expenses (1)	22,556	24,028	(1,472)	-6.1%

Income from segment	$11,965	$1,651	$10,314	624.7%

Underwriting Ratios:
Loss ratio:
Current accident year	63.6	59.2	4.4
Prior accident year	(35.2)	(2.8)	(32.4)

Calendar year	28.4	56.4	(28.0)
Expense ratio	47.1	40.7	6.4

Combined ratio	75.5	97.1	(21.6)

(1)	Includes excise tax of $251 and $317 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended September 30, 2010 and 2009, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $66.2 million for the quarter ended September 30, 2010, compared with $67.4 million for the quarter ended September 30, 2009, a decrease of $1.1 million or 1.7%. The decrease was primarily due to a reduction of $2.5 million due to terminated programs and agents, a reduction of $0.7 million due to aggregate price decreases, and a reduction of $3.6 million from active product lines due to continued soft market conditions and other market factors, partially offset by an increase of $5.7 million from new agents and new programs.
Net premiums written, which equal gross premiums written less ceded premiums written, were $53.2 million for the quarter ended September 30, 2010, compared with $54.5 million for the quarter ended September 30, 2009, a decrease of $1.3 million or 2.4%. The decrease was primarily due to the reduction of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 80.3% for the quarter ended September 30, 2010 and 80.9% for the quarter ended September 30, 2009, a decline of 0.6 points, which was primarily due to changes in our mix of business and in our reinsurance structure and costs.

GLOBAL INDEMNITY PLC
Net premiums earned were $47.9 million for the quarter ended September 30, 2010, compared with $59.0 million for the quarter ended September 30, 2009, a decrease of $11.1 million or 18.7%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the quarters ended September 30, 2010 and 2009 were $18.4 million and $24.5 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2010 and 2009 were $29.5 million and $34.5 million, respectively.
Other Income
Other income was $0.2 million and $0.0 million for the quarters ended September 30, 2010 and 2009, respectively. Other income is comprised of commission and fee income.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 28.4% for the quarter ended September 30, 2010 compared with 56.4% for the quarter ended September 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The current accident year loss ratio for the quarter ended September 30, 2010 increased 4.4 points from the quarter ended September 30, 2009:
•	The current accident year property loss ratio increased 7.1 points from 49.3% in the quarter ended September 30, 2009 to 56.4% in the quarter ended September 30, 2010, which consists of a 8.5 point increase in the non-catastrophe loss ratio from 45.1% in the quarter ended September 30, 2009 to 53.6% in the quarter ended September 30, 2010 and a 1.4 point decrease in the catastrophe loss ratio from 4.2% in the quarter ended September 30, 2009 to 2.8% in the quarter ended September 30, 2010. The increase in the non-catastrophe loss ratio is primarily due to higher reinsurance costs. Non-catastrophe losses were $9.9 million and $11.0 million for the quarters ended September 30, 2010 and 2009, respectively. The decrease in the catastrophe loss ratio is primarily due to less than expected frequency and severity. Catastrophe losses were $0.5 million and $1.0 million for the quarters ended September 30, 2010 and 2009, respectively. Property net premiums earned for the quarters ended September 30, 2010 and 2009 were $18.4 million and $24.5 million, respectively.
•	The current accident year casualty loss ratio increased 1.7 points from 66.3% in the quarter ended September 30, 2009 to 68.0% in the quarter ended September 30, 2010 primarily due to changes in our mix of business. Casualty net premiums earned for the quarters ended September 30, 2010 and 2009 were $29.5 million and $34.5 million, respectively.
The impact of changes to prior accident years is 32.4 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $16.9 million in the quarter ended September 30, 2010 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $1.6 million in the quarter ended September 30, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $16.9 million, which reduced our loss ratio by 35.2 points. The reduction of our prior accident year loss reserves primarily consisted of a $1.6 million reduction in our property lines, a $14.2 million reduction in our general liability lines, and a $1.3 million reduction in our umbrella lines.
1.	Property: The $1.6 million reduction is primarily due to a net reduction of $1.7 million related to accident years 2009, 2008, and 2006 and prior due to decreases in expected unallocated loss adjustment expenses, and lower than anticipated severity. This reduction was offset by an increase of $0.1 million related to accident year 2007.
2.	General liability: The $14.2 million reduction primarily consisted of reductions of $16.3 million related to accident years 2004 through 2009 due to lower than anticipated severity. Incurred losses for these segments have developed at a rate lower than our historical averages. This reduction was offset by a net increase of $2.1 million related to accident years 2003 and prior primarily due to increases in expected unallocated loss adjustment expense, as well as higher than expected claim frequency and severity.

GLOBAL INDEMNITY PLC
3.	Umbrella: The $1.3 million reduction primarily consisted of net reductions of $1.5 million related to accident years 2009 and 2007 and prior primarily due to lower than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications. This reduction was offset by an increase of $0.2 million related to accident year 2008 due to an increase in severity.
•	In 2009, we reduced our prior accident year loss reserves by $2.0 million and increased our allowance for uncollectible reinsurance by $0.4 million, which reduced our loss ratio by 2.8 points. The loss reserves reduction of $2.0 million primarily consisted of a $0.2 million reduction in our property lines, a $2.7 million reduction in our general liability lines, and a $0.4 million reduction in our umbrella lines, offset by a $1.3 million increase in our professional liability lines:
1.	Property: The $0.2 million reduction consisted of net reductions primarily related to accident years 2007 and prior.
2.	General liability: The $2.7 million reduction consisted of net reductions of $5.1 million related to accident years 2005 and prior, offset by increases of $2.4 million related to accident years 2006 through 2008.
3.	Umbrella: The $0.4 million reduction related to accident years 2003 and 2001.
4.	Professional liability: The $1.3 million increase primarily consisted of increases of $1.6 million related to accident years 2004 through 2008, offset by net reductions of $0.3 million related to accident years 2003 and prior.
Net losses and loss adjustment expenses were $13.6 million for the quarter ended September 30, 2010, compared with $33.3 million for the quarter ended September 30, 2009, a decrease of $19.7 million or 59.2%. Excluding the $16.9 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010 and the $1.6 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2009, the current accident year net losses and loss adjustment expenses were $30.5 million and $34.9 million for the quarters ended September 30, 2010 and 2009, respectively. This decrease is primarily attributable to a decrease in net premiums earned, and the factors described above.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $22.6 million for the quarter ended September 30, 2010, compared with $24.0 million for the quarter ended September 30, 2009, a decrease of $1.4 million or 6.1%. The decrease is comprised of a $2.4 million decrease in acquisition costs and a $1.0 million increase in other underwriting expenses:
•	The $2.4 million decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned partially offset by an increase in contingent commissions due to improved prior year results.
•	The $1.0 million increase in other underwriting expenses is primarily due to an increase in total compensation and other miscellaneous expenses.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 47.1% for the quarter ended September 30, 2010, compared with 40.7% for the quarter ended September 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned in addition to the increase in contingent commissions noted above. In addition, there was a reduction in employee incentive expenses in the quarter ended September 30, 2009.

GLOBAL INDEMNITY PLC
The combined ratio for our Insurance Operations was 75.5% for the quarter ended September 30, 2010, compared with 97.1% for the quarter ended September 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $16.9 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010 and the $1.6 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2009, the combined ratio increased from 99.9% for the quarter ended September 30, 2009 to 110.7% for the quarter ended September 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income from segment
The factors described above resulted in income for our Insurance Operations of $12.0 million and $1.7 million for the quarters ended September 30, 2010 and 2009, respectively.
International Reinsurance Operations
The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$20,022	$8,438	$11,584	137.3%

Net premiums written	$20,021	$8,422	$11,599	137.7%

Net premiums earned	$22,157	$13,922	$8,235	59.2%

Losses and expenses:
Net losses and loss adjustment expenses	16,205	5,595	10,610	189.6%
Acquisition costs and other underwriting expenses	5,985	3,536	2,449	69.3%

Income (losses) from segment	$(33)	$4,791	$(4,824)	NM

Underwriting Ratios:
Loss ratio:
Current accident year	64.9	40.2	24.7
Prior accident year	8.2	—	8.2

Calendar year loss ratio	73.1	40.2	32.9
Expense ratio	27.0	25.4	1.6

Combined ratio	100.1	65.6	34.5

NM — Not meaningful
Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $20.0 million for the quarter ended September 30, 2010, compared with $8.4 million for the quarter ended September 30, 2009, an increase of $11.6 million or 137.3%. The increase was primarily due to several new reinsurance treaties that commenced during 2009 and 2010.
Net premiums written, which equal gross premiums written less ceded premiums written, were $20.0 million for the quarter ended September 30, 2010, compared with $8.4 million for the quarter ended September 30, 2009, an increase of $11.6 million or 137.7%. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 100.0% for the quarter ended September 30, 2010 and 99.8% for the quarter ended September 30, 2009, an increase of 0.2 points.
Net premiums earned were $22.2 million for the quarter ended September 30, 2010, compared with $13.9 million for the quarter ended September 30, 2009, an increase of $8.3 million or 59.2%. The increase was primarily due to the increase of gross premiums written noted above in addition to increased writings from 2008 and 2009. Property net premiums earned for the quarters ended September 30, 2010 and 2009 were $14.6 million and $8.0 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2010 and 2009 were $7.6 million and $5.9 million, respectively.

GLOBAL INDEMNITY PLC
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 73.1% for the quarter ended September 30, 2010 compared with 40.2% for the quarter ended September 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The current accident year loss ratio for the quarter ended September 30, 2010 increased 24.7 points from the quarter ended September 30, 2009.
•	The current accident year property loss ratio increased 43.9 points from 9.3% in the quarter ended September 30, 2009 to 53.2% in the quarter ended September 30, 2010. This increase was primarily due to an increase in severity. Current accident year property losses for the quarters ended September 30, 2010 and 2009 were $7.7 million and $0.7 million, respectively.
•	The current accident year casualty loss ratio increased 5.7 points from 81.6% in the quarter ended September 30, 2009 to 87.3% in the quarter ended September 30, 2010. This increase was primarily due to an increase in our professional liability lines where losses were higher than anticipated.
The impact of changes to prior accident years is an increase of 8.2 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $1.8 million in the quarter ended September 30, 2010. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we increased our prior accident year loss reserves by $1.8 million, which increased our loss ratio by 8.2 points. This increase is primarily related to our commercial auto liability lines and is due to increased frequency on two non-standard auto treaties.
•	There were no significant changes to prior accident year loss reserves in 2009.
Net losses and loss adjustment expenses were $16.2 million for the quarter ended September 30, 2010, compared with $5.6 million for the quarter ended September 30, 2009, an increase of $10.6 million or 189.6%. Excluding the $1.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010, the current accident year net losses and loss adjustment expenses increased from $5.6 million for the quarter ended September 30, 2009 to $14.4 million for the quarter ended September 30, 2010. This increase is primarily attributable to an increase in severity from catastrophe losses and net premiums earned. Net premiums earned increased from $13.9 million in 2009 to $22.2 million in 2010. Property net premiums earned for the quarters ended September 30, 2010 and 2009 were $14.6 million and $8.0 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2010 and 2009 were $7.6 million and $5.9 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $6.0 million for the quarter ended September 30, 2010, compared with $3.5 million for the quarter ended September 30, 2009, an increase of $2.5 million or 69.3%. The increase is due to a $2.2 million increase in acquisition costs and a $0.3 million increase in other underwriting expenses:
•	The $2.2 million increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.
•	The $0.3 million increase in other underwriting expenses is primarily due to an increase in total compensation expenses and professional services expenses.

GLOBAL INDEMNITY PLC
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 27.0% for the quarter ended September 30, 2010, compared with 25.4% for the quarter ended September 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in commissions noted above, partially offset by the increase in net premiums earned.
The combined ratio for our Reinsurance Operations was 100.1% for the quarter ended September 30, 2010, compared with 65.6% for the quarter ended September 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $1.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010, the combined ratio increased from 65.6% for the quarter ended September 30, 2009 to 91.9% for the quarter ended September 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.
Income (loss) from segment
The factors described above resulted in a loss from our Reinsurance Operations of $0.03 million for the quarter ended September 30, 2010 compared to income of $4.8 million for the quarter ended September 30, 2009.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Net investment income	$14,089	$15,267	$(1,178)	-7.7%
Net realized investment gains	1,818	6,613	(4,795)	-72.5%
Corporate and other operating expenses	(5,106)	(4,676)	(430)	9.2%
Interest expense	(1,825)	(1,776)	(49)	2.8%
Income tax benefit (expense)	(1,146)	2,673	(3,819)	NM
Equity in net income of partnership, net of tax	—	2,809	(2,809)	-100.0%

NM — Not meaningful
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $14.1 million for the quarter ended September 30, 2010, compared with $15.3 million for the quarter ended September 30, 2009, a decrease of $1.2 million or 7.7%.
•	Gross investment income, excluding realized gains and losses, was $15.5 million for the quarter ended September 30, 2010, compared with $16.4 million for the quarter ended September 30, 2009, a decrease of $0.9 million or 5.2%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2009. In addition, there was negative net operating cash flow during the twelve month period ending September 30, 2010.
•	Investment expenses were $1.4 million for the quarter ended September 30, 2010, compared with $1.1 million for the quarter ended September 30, 2009, an increase of $0.3 million or 29.0%. The increase was primarily due to additional fees related to our investment in corporate loans.

GLOBAL INDEMNITY PLC
The average duration of our fixed maturities portfolios was 2.2 years as of September 30, 2010, compared with 2.8 years as of September 30, 2009. Including cash and short-term investments, the average duration of our investments as of September 30, 2010 and 2009 was 2.1 years and 2.4 years, respectively. At September 30, 2010, our embedded book yield on our fixed maturities, not including cash, was 3.96% compared with 4.72% at September 30, 2009. The embedded book yield on the $248.1 million of municipal bonds in our portfolio was 3.66% at September 30, 2010, compared to an embedded book yield of 3.97% on our municipal bond portfolio of $212.0 million at September 30, 2009.
Net Realized Investment Gains
Net realized investment gains were $1.8 million and $6.6 million for the quarters ended September 30, 2010 and 2009, respectively. The net realized investment gains for the quarter ended September 30, 2010 consist primarily of net gains of $1.8 million relative to our fixed maturities and equity portfolios. The net realized investment gains for the quarter ended September 30, 2009 consist primarily of net gains of $4.7 million relative to our bond and equity portfolios and net gains of $4.0 million relative to market value changes in our convertible portfolio, offset by other than temporary impairments of $2.1 million relative to our bond portfolio.
See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended September 30, 2010 and 2009.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $5.1 million for the quarter ended September 30, 2010, compared with $4.7 million for the quarter ended September 30, 2009, an increase of $0.4 million or 9.2%. The increase was primarily due to costs associated with our redomestication, an increase in compensation and related benefits costs, and the incurrence of infrastructure costs related to information technology upgrades and additional office locations.
Interest Expense
Interest expense was $1.8 million for each of the quarters ended September 30, 2010 and 2009. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details on our debt.
Income Tax Expense (Benefit)
Income tax expense was $1.1 million for the quarter ended September 30, 2010 compared to income tax benefit of $2.7 million for the quarter ended September 30, 2009. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Our alternative minimum tax (“AMT”) credit carryforward was $6.5 million as of September 30, 2010.
Equity in Net Income of Partnerships
Equity in net income of partnerships, net of tax was $0.0 million and $2.8 million for the quarters ended September 30, 2010 and 2009, respectively, a decrease of $2.8 million. The decrease was due to liquidation of the majority of our partnership interests as of December 31, 2009.
Net Income
The factors described above resulted in net income of $19.8 million and $27.4 million for the quarters ended September 30, 2010 and 2009, respectively, a decrease of $7.6 million or 27.7%.

GLOBAL INDEMNITY PLC
Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
United States Based Insurance Operations
The components of income (loss) from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended
	September 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$181,815	$207,675	$(25,860)	-12.5%

Net premiums written	$145,674	$168,770	$(23,096)	-13.7%

Net premiums earned	$146,412	$194,137	$(47,725)	-24.6%

Other income	515	—	515	100.0%

Losses and expenses:
Net losses and loss adjustment expenses	59,582	115,583	(56,001)	-48.5%
Acquisition costs and other underwriting expenses (1)	67,666	80,408	(12,742)	-15.8%

Income (loss) from segment	$19,679	$(1,854)	$21,533	NM

Underwriting Ratios:
Loss ratio:
Current accident year	64.4	61.9	2.5
Prior accident year	(23.7)	(2.4)	(21.3)

Calendar year	40.7	59.5	(18.8)
Expense ratio	46.2	41.4	4.8

Combined ratio	86.9	100.9	(14.0)

(1)	Includes excise tax of $766 and $1,038 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the nine months ended September 30, 2010 and 2009, respectively.

NM — Not meaningful.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $181.8 million for the nine months ended September 30, 2010, compared with $207.7 million for the nine months ended September 30, 2009, a decrease of $25.9 million or 12.5%. The decrease was primarily due to a reduction of $10.0 million due to terminated programs and agents, a reduction of $2.4 million due to aggregate price decreases, and reductions of $21.1 million from continued soft market conditions and other market factors, partially offset by an increase of $7.6 million from new agents and new programs.
Net premiums written, which equal gross premiums written less ceded premiums written, were $145.7 million for the nine months ended September 30, 2010, compared with $168.8 million for the nine months ended September 30, 2009, a decrease of $23.1 million or 13.7%. The decrease was primarily due to the reduction of gross premiums written noted above, offset by the return of $5.2 million of unearned premium related to the cut-off of the 2009 Penn-America quota share reinsurance treaty.
The ratio of net premiums written to gross premiums written was 80.1% for the nine months ended September 30, 2010 and 81.3% for the nine months ended September 30, 2009, a decline of 1.2 points, which was primarily due to changes in our mix of business and in our reinsurance structure and costs.
Net premiums earned were $146.4 million for the nine months ended September 30, 2010, compared with $194.1 million for the nine months ended September 30, 2009, a decrease of $47.7 million or 24.6%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the nine months ended September 30, 2010 and 2009 were $56.5 million and $79.8 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2010 and 2009 were $89.9 million and $114.3 million, respectively.

GLOBAL INDEMNITY PLC
Other Income
Other income was $0.5 million and $0.0 million for the nine months ended September 30, 2010 and 2009, respectively. Other income is comprised of commission and fee income.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 40.7% for the nine months ended September 30, 2010 compared with 59.5% for the nine months ended September 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The current accident year loss ratio for the nine months ended September 30, 2010 increased 2.5 points from the nine months ended September 30, 2009:
•	The current accident year property loss ratio increased 6.1 points from 54.8% in the nine months ended September 30, 2009 to 60.9% in the nine months ended September 30, 2010, which consists of a 5.1 point increase in the non-catastrophe loss ratio from 50.0% in the nine months ended September 30, 2009 to 55.1% in the nine months ended September 30, 2010 and a 1.0 point increase in the catastrophe loss ratio from 4.8% in the nine months ended September 30, 2009 to 5.8% in the nine months ended September 30, 2010. The increase in the non-catastrophe loss ratio is primarily due to higher reinsurance costs. Non-catastrophe losses were $31.1 million and $39.9 million for the nine months ended September 30, 2010 and 2009, respectively. Catastrophe losses were $3.3 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively. Property net premiums earned for the nine months ended September 30, 2010 and 2009 were $56.5 million and $79.8 million, respectively.
•	The current accident year casualty loss ratio decreased 0.2 points from 66.9% in the nine months ended September 30, 2009 to 66.7% in the nine months ended September 30, 2010 primarily due to changes in our mix of business. Casualty net premiums earned for the nine months ended September 30, 2010 and 2009 were $89.9 million and $114.3 million, respectively.
The impact of changes to prior accident years is 21.3 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $34.8 million in the nine months ended September 30, 2010 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $4.6 million in the nine months ended September 30, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $34.8 million, which reduced our loss ratio by 23.7 points. The reduction of our prior accident year loss reserves primarily consisted of a $1.2 million reduction in our property lines, a $26.8 million reduction in our general liability lines, a $3.0 million reduction in our professional liability lines, a $3.7 million reduction in our umbrella lines, and a $0.3 million reduction in our commercial auto lines:
1.	Property: The $1.2 million reduction primarily consisted of net reductions of $2.6 million related to accident years 2008 and prior primarily due to incurred loss emergence during the period that was lower than our historical averages. This reduction was offset by an increase of $1.4 million to accident year 2009 due to higher than expected claim frequency and severity.
2.	General liability: The $26.8 million reduction primarily consisted of net reductions of $30.1 million related to accident years 2002 through 2009 where incurred losses have developed at a rate lower than our historical averages. This reduction was partially offset by a net increase of $3.3 million related to accident yeas 2001 and prior where we experienced higher than expected claim frequency and severity.

GLOBAL INDEMNITY PLC
3.	Professional liability: The $3.0 million reduction primarily consisted of net reductions of $6.5 million related to accident years 2008 and prior due to severity that was lower than originally anticipated, partially offset by an increase of $3.5 million related to accident year 2009 where we experienced higher than expected claim frequency and severity.
4.	Umbrella: The $3.7 million reduction primarily consisted of net reductions related to accident years 2009 and prior primarily due to lower than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.
5.	Commercial auto: The $0.3 million reduction primarily consisted of net reductions of $0.6 million related to accident years 2008 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than our prior projections. This reduction was offset by an increase of $0.3 million to accident year 2009 where losses were higher than anticipated.
•	In 2009, we reduced our prior accident year loss reserves by $4.2 million and reduced our allowance for uncollectible reinsurance by $0.4 million, which reduced our loss ratio by 2.4 points. The reduction of our prior accident year loss reserves primarily consisted of a $2.4 million reduction in our property lines, a $5.2 million reduction in our general liability lines, and a $0.4 million reduction in our umbrella lines, offset by a $3.8 million increase in our professional liability lines:
1.	Property: The $2.4 million reduction primarily consisted of reductions related to accident year 2007 and 2008.
2.	General liability: The $5.2 million reduction primarily consisted of net reductions of $9.7 million related to accident years 2006 and prior, offset by increase of $4.5 million to accident years 2007 and 2008.
3.	Umbrella: The $0.4 million reduction primarily related to accident years 2003 and 2001.
4.	Professional liability: The $3.8 million increase primarily related to increases of $6.1 million related to accident years 2007 and 2008, offset by net reductions of $2.3 million primarily to accident years 2005 and prior.
Net losses and loss adjustment expenses were $59.6 million for the nine months ended September 30, 2010, compared with $115.6 million for the nine months ended September 30, 2009, a decrease of $56.0 million or 48.5%. Excluding the $34.8 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010 and the $4.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009, the current accident year net losses and loss adjustment expenses were $94.3 million and $120.2 million for the nine months ended September 30, 2010 and 2009, respectively. This decrease is primarily attributable to a decrease in net premiums earned, and the factors described above.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $67.7 million for the nine months ended September 30, 2010, compared with $80.4 million for the nine months ended September 30, 2009, a decrease of $12.7 million or 15.8%. The decrease is comprised of a $10.6 million decrease in acquisition costs and a $2.1 million decrease in other underwriting expenses:
•	The $10.6 million decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned offset by an increase in contingent commissions due to improved prior year results.
•	The $2.1 million decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and professional services expenses, offset by an increase in infrastructure costs related to new product development, information technology upgrades, and additional office locations.

GLOBAL INDEMNITY PLC
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 46.2% for the nine months ended September 30, 2010, compared with 41.4% for the nine months ended September 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above and the incurrence of infrastructure costs related to new product development and information technology upgrades.
The combined ratio for our Insurance Operations was 86.9% for the nine months ended September 30, 2010, compared with 100.9% for the nine months ended September 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $34.8 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010 and the $4.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009, the combined ratio increased from 103.3% for the nine months ended September 30, 2009 to 110.6% for the nine months ended September 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income (loss) from segment
The factors described above resulted in income from our Insurance Operations of $19.7 million for the nine months ended September 30, 2010 compared to a loss of $1.8 million for the nine months ended September 30, 2009.
International Reinsurance Operations
The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended
	September 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$89,323	$58,799	$30,524	51.9%

Net premiums written	$88,536	$58,253	$30,283	52.0%

Net premiums earned	$69,167	$32,028	$37,139	116.0%

Losses and expenses:
Net losses and loss adjustment expenses	44,671	15,091	29,580	196.0%
Acquisition costs and other underwriting expenses	20,031	7,942	12,089	152.2%

Income from segment	$4,465	$8,995	$(4,530)	-50.4%

Underwriting Ratios:
Loss ratio:
Current accident year	63.1	47.0	16.1
Prior accident year	1.5	0.1	1.4

Calendar year loss ratio	64.6	47.1	17.5
Expense ratio	29.0	24.8	4.2

Combined ratio	93.6	71.9	21.7

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $89.3 million for the nine months ended September 30, 2010, compared with $58.8 million for the nine months ended September 30, 2009, an increase of $30.5 million or 51.9%. The increase was primarily due to several new reinsurance treaties that commenced during 2009 and 2010.
Net premiums written, which equal gross premiums written less ceded premiums written, were $88.5 million for the nine months ended September 30, 2010, compared with $58.3 million for the nine months ended September 30, 2009, an increase of $30.2 million or 52.0%. The increase was primarily due to the increase of gross premiums written noted above.

GLOBAL INDEMNITY PLC
The ratio of net premiums written to gross premiums written was 99.1% for each of the nine months ended September 30, 2010 and 2009.
Net premiums earned were $69.2 million for the nine months ended September 30, 2010, compared with $32.0 million for the nine months ended September 30, 2009, an increase of $37.2 million or 116.0%. The increase was primarily due to the increase of gross premiums written noted above in addition to increased writings from 2008 and 2009. Property net premiums earned for the nine months ended September 30, 2010 and 2009 were $39.2 million and $16.7 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2010 and 2009 were $30.0 million and $15.3 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 64.6% for the nine months ended September 30, 2010 compared with 47.1% for the nine months ended September 30, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The current accident year loss ratio for the nine months ended September 30, 2010 increased 16.1 points from the nine months ended September 30, 2009:
•	The current accident year property loss ratio increased 37.2 points from 15.1% in the nine months ended September 30, 2009 to 52.3% in the nine months ended September 30, 2010. This increase was primarily due to an increase in severity and favorable catastrophe results in 2009. Current accident year property losses for the nine months ended September 30, 2010 and 2009 were $20.5 million and $2.5 million, respectively.
•	The current accident year casualty loss ratio decreased 4.7 points from 81.8% in the nine months ended September 30, 2009 to 77.1% in the nine months ended September 30, 2010. This decrease was primarily due to a decrease in our professional liability lines where losses were lower than anticipated.
The impact of changes to prior accident years is an increase of 1.4 points resulting from a increase of net losses and loss adjustment expenses for prior accident years of $1.0 million in the nine months ended September 30, 2010 and an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the nine months ended September 30, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we increased our prior accident year loss reserves by $1.0 million, which increased our loss ratio by 1.5 points. This increase is primarily due to a $1.8 million increase in our commercial auto lines related to accident years 2008 and 2009 due to increased frequency on two non-standard auto treaties. This increase was partially offset by a net $0.7 million reduction in our property lines that was driven by lower than expected loss severity on a 2009 treaty partially offset by adverse loss development on a 2008 treaty.
•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases in our general liability lines. The increase to the general liability lines were related to accident years 2007 and 2008.
Net losses and loss adjustment expenses were $44.7 million for the nine months ended September 30, 2010, compared with $15.1 million for the nine months ended September 30, 2009, an increase of $29.6 million or 196.0%. Excluding the $1.0 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010 and the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009, the current accident year net losses and loss adjustment expenses increased from $15.1 million for the nine months ended September 30, 2009 to $43.6 million for the nine months ended September 30, 2010. This increase is primarily attributable to an increase in net premiums earned, which increased from $32.0 million in 2009 to $69.2 million in 2010, and includes an increase in property losses, which increased from $2.5 million in 2009 to $20.5 million in 2010 due to an increase in frequency and severity of catastrophe events. Wind River Reinsurance participates as a retrocessionaire on a worldwide catastrophe treaty.

GLOBAL INDEMNITY PLC
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $20.0 million for the nine months ended September 30, 2010, compared with $7.9 million for the nine months ended September 30, 2009, an increase of $12.1 million or 152.2%. The increase is due to a $12.0 million increase in acquisition costs and a $0.1 million increase in other underwriting expenses:
•	The $12.0 million increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.
•	The $0.1 million increase in other underwriting expenses is primarily due to an increase in professional services expenses, partially offset by a decrease in total compensation expenses.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 29.0% for the nine months ended September 30, 2010, compared with 24.8% for the nine months ended September 30, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in commissions.
The combined ratio for our Reinsurance Operations was 93.6% for the nine months ended September 30, 2010, compared with 71.9% for the nine months ended September 30, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $1.0 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010 and a $0.03 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009, the combined ratio increased from 71.8% for the nine months ended September 30, 2009 to 92.1% for the nine months ended September 30, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.
Income from segment
The factors described above resulted in income from our Reinsurance Operations of $4.5 million and $9.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Nine Months Ended
	September 30,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Net investment income	$42,609	$54,049	$(11,440)	-21.2%
Net realized investment gains	21,619	3,415	18,204	533.1%
Corporate and other operating expenses	(15,065)	(12,314)	(2,751)	22.3%
Interest expense	(5,397)	(5,462)	65	-1.2%
Income tax expense	(4,706)	(808)	(3,898)	482.4%
Equity in net income (loss) of partnership, net of tax	(29)	4,742	(4,771)	NM

NM — Not meaningful.

GLOBAL INDEMNITY PLC
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $42.6 million for the nine months ended September 30, 2010, compared with $54.0 million for the nine months ended September 30, 2009, a decrease of $11.4 million or 21.2%.
•	Gross investment income, excluding realized gains and losses, was $47.2 million for the nine months ended September 30, 2010, compared with $57.5 million for the nine months ended September 30, 2009, a decrease of $10.3 million or 18.0%. The decrease was primarily due to less income from our limited partnership investments which had generated gross investment income of $8.6 million for the nine months ended September 30, 2009 due to liquidations of some of those investments. Excluding limited partnership distributions, gross investment income for the nine months ended September 30, 2010 decreased 3.5% compared to the nine months ended September 30, 2009 primarily due to lower yields on fixed maturities when compared to the corresponding period in 2009. In addition, there was negative net operating cash flow during the twelve month period ending September 30, 2010.
•	Investment expenses were $4.6 million for the nine months ended September 30, 2010, compared with $3.4 million for the nine months ended September 30, 2009, an increase of $1.2 million or 32.3%. The increase was primarily due to additional fees related to our investment in corporate loans.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Gains
Net realized investment gains were $21.6 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $18.2 million or 533.1%. The net realized investment gains for the nine months ended September 30, 2010 consist primarily of net gains of $22.0 million relative to our fixed maturities and equity portfolios offset by other-than-temporary impairments of $0.4 million relative to our fixed maturities and equity portfolios. The net realized investment gains for the nine months ended September 30, 2009 consist primarily of net gains of $7.1 million relative to market value changes in our convertible portfolio and net gains of $1.9 million relative to our bond and equity portfolio, offset by other than temporary impairment losses of $5.6 million.
See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the nine months ended September 30, 2010 and 2009.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, new development costs, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $15.1 million for the nine months ended September 30, 2010, compared with $12.3 million for the nine months ended September 30, 2009, an increase of $2.8 million or 22.3%. The increase was primarily due to costs associated with our redomestication, an increase in compensation and related benefits costs, and the incurrence of infrastructure costs related to information technology upgrades and additional office locations.
Interest Expense
Interest expense was $5.4 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $0.1 million or 1.2%. The reduction is primarily due to a decrease in the 3 month LIBOR rate. The 3 month LIBOR rate was 0.30% and 0.35% at September 30, 2010 and 2009, respectively. Interest on our Trust Preferred Securities and floating rate common securities is based on the 3 month LIBOR rate. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details on our debt.

GLOBAL INDEMNITY PLC
Income Tax Expense
Income tax expense was $4.7 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $3.9 million or 482.4%. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Please see the discussion of “Income Tax Benefit” in the quarter to quarter comparison above for a discussion of our alternative minimum tax.
Equity in Net Income (Loss) of Partnerships
Equity in net loss of partnerships, net of tax was $0.03 million for the nine months ended September 30, 2010, compared with equity in net income of partnerships, net of tax of $4.7 million for the nine months ended September 30, 2009. The change from income in 2009 to a loss in 2010 was due to the liquidation of the majority of our partnership interest as of December 31, 2009.
Net Income
The factors described above resulted in net income of $63.2 million and $50.8 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $12.4 million or 24.5%.
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
In May 2009, United America Indemnity, Ltd. received gross proceeds of $100.1 million from the issuance of 8.6 million and 5.7 million of its Class A and Class B ordinary shares, respectively, in conjunction with the Rights Offering that was announced on March 4, 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details concerning the Rights Offering.
At September 30, 2010, United America Indemnity, Ltd. owed $53.0 million in principal and related interest to Wind River Reinsurance and $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l.
The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The U.S. Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2010, the maximum amount of distributions that could be paid by the U.S. Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $50.3 million. The limitation includes $6.3 million that would be distributed by Penn-America Insurance Company to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2009 ownership percentages. The U.S. Insurance Companies did not declare or pay any dividends during the nine months ended September 30, 2010. We anticipate that the U.S. Insurance Companies will pay dividends during the fourth quarter of 2010.

GLOBAL INDEMNITY PLC
For 2010, we believe that Wind River Reinsurance and its subsidiaries should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2009 statutory financial statements that was filed with the BMA in 2010, Wind River Reinsurance could pay a dividend in 2010 of up to $175.8 million without requesting BMA approval.
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
Net cash used for operating activities was $15.9 million and $19.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash flows of approximately $3.6 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009		Change

Net premiums collected	$223,012	$203,767		$19,245
Net losses paid (1)	(161,291)	(195,055	)(2)	33,764
Acquisition costs and other underwriting expenses	(112,304)	(98,904)		(13,400)
Net investment income	46,746	59,337		(12,591)
Net federal income taxes recovered (paid)	(5,410)	18,188		(23,598)
Interest paid	(6,625)	(6,828)		203
Other	(20)	(36)		16

Net cash used for operating activities	$(15,892)	$(19,531)		$3,639

(1)	Includes change in reinsurance receivable on paid losses of $12,583 and $7,249 for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Includes losses resulting from Hurricane Ike, which made landfall in August 2008.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter or nine months ended September 30, 2010. Please see Item 7 of Part II in our 2009 Annual Report on Form 10-K for information regarding our liquidity.
Capital Resources
There have been no significant changes to our capital resources during the quarter or nine months ended September 30, 2010. Please see Item 7 of Part II in our 2009 Annual Report on Form 10-K for information regarding our capital resources.

GLOBAL INDEMNITY PLC
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Liquidity” and “Capital Resources” sections in Item 7 of Part II of our 2009 Annual Report on Form 10-K.
Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies, including statements regarding projected annual savings and costs resulting from the restructuring plan.

Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our completed redomestication to Ireland, which may include encountering difficulties moving jurisdictions and opening new offices and functions, tax and financial expectations and advantages not materializing or changing, our stock price could decline, and Irish corporate governance and regulatory schemes could prove different or more challenging than currently expected; (12) new tax legislation or interpretations that could lead to an increase in our tax burden; (13) uncertainties relating to governmental and regulatory policies; (14) foreign currency fluctuations; (15) impact of catastrophic events; and (16) estimates of the projected annual savings and costs for the restructuring plan, which were made based on information available at the time the charges were recorded.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in our 2009 Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the third quarter of 2010, portfolio strategy turned to focusing on investing in higher yielding spread sectors and equities while maintaining a defensive interest rate posture. Global yields dropped to historic lows during the period as sovereign risk concerns flared up, fear of a double-dip recession increased, and economic data turned weaker. Fixed income returns were positive for the quarter as investors reached for yield, specifically in the sectors with the widest spreads including high yield and commercial mortgage-backed securities (CMBS).

GLOBAL INDEMNITY PLC
The investment grade fixed income portfolio continues to maintain high quality with a AA average rating, and a low duration of 2.5 years. Portfolio purchases were focused on high quality CMBS, asset-backed securities, and higher yielding tax-exempt Municipals. Fixed income portfolio sales consisted primarily of U.S. Treasuries, Agencies, and Agency MBS.
During the quarter, the portfolio allocation to corporate loans was increased. Corporate loans are primarily below investment grade, senior, floating rate corporate obligations. This asset class is expected to continue to perform well as the economy slowly recovers and remains in demand by investors. The equity allocation was also increased during the quarter and remains invested in a U.S. large cap, value oriented style with an emphasis on dividends.
There have been no other significant changes to our market risk since December 31, 2009. Please see Item 7A of Part II in our 2009 Annual Report on Form 10-K for information regarding our market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of September 30, 2010, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
During the quarter ended September 30, 2010 there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.
Results of operations of property and casualty insurers are subject to man-made and natural catastrophes. While there were no individual catastrophic events that generated significant losses for us in 2010, we have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of the catastrophe reinsurance coverage of our Insurance Operations. Our Reinsurance Operations also have exposure to losses from catastrophes as a result of the reinsurance treaties that it writes. Our operating results could be negatively impacted if losses and expenses related to the property catastrophe events exceed premiums assumed. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We allow employees to surrender our Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. There were no shares purchased from our employees during the quarter ended September 30, 2010. All Class A ordinary shares purchased from employees by us are held as treasury stock and recorded at cost.

GLOBAL INDEMNITY PLC
The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased during the quarter ended September 30, 2010:

Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

July 1-31, 2010	3	(3)	$—	—	$—
August 1-31, 2010	—		$—	—	$—
September 1-30, 2010	—		$—	—	$—

Total	3		$—	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	This amount represents an adjustment of fractional shares that resulted from the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the redomestication to Ireland. (See Note 2 of the notes to the consolidated financial statements in Item 1 of Part II of this report for more information regarding the redomestication.)
Item 5. Other Information
On November 2, 2010, we committed to a restructuring plan with respect to our U.S. insurance operations. The plan was initiated on November 4, 2010, and is part of our efforts to streamline our operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. As part of this restructuring plan, the company intends to enhance profitability and earnings through reducing its U.S. based census by approximately 25%, closing underperforming U.S. facilities, and supplementing staffing in Bermuda and in Ireland. We expect that all action items relating to this plan will be implemented by the end of 2010.
We project that this restructuring plan will result in annual savings beginning in 2011 of approximately $9 million to $11 million on a pre-tax basis, although there can be no assurance that all of these savings will be realized. The total estimated cost of implementing the plan is expected to be in the range of approximately $5.4 million to $8.6 million on a pre-tax basis ($4.3 million to $6.5 million on an after-tax basis) and will be reported in our consolidated statements of operations for the fourth quarter of fiscal 2010. The total estimated pre-tax cost includes: (1) employee termination and severance costs of up to $2.1 million; (2) expenses relating to the continuing costs of several operating leases related to excess office space of up to $1.8 million, net of estimated sublease income; (3) restructuring expenses for related asset and leasehold improvement impairments of up to $1.5 million; and (4) expenses relating to the curtailment of our workers compensation product initiative of up to $3.2 million. We expect that up to $7.1 million of the charges described above, relating to all of the items except for the impairments of assets and leasehold improvements, will result in future cash outlays.
Item 6. Exhibits

3.1		Memorandum and Articles of Association of Global Indemnity plc (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.1
Global Indemnity plc Share Incentive Plan, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.2
Amendment to Global Indemnity plc Share Incentive Plan dated July 2, 2010 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.3
Deed Poll of Assumption for United America Indemnity, Ltd. Share Incentive Plan by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.4
Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.5
Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.6
Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.7
Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.8
Indemnification Agreement between United America Indemnity Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.9
Form of Indemnification Agreement between United America Indemnity Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010( incorporated herein by reference to Exhibit 10.9 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

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

GLOBAL INDEMNITY PLC Registrant

November 9, 2010	By:	/s/ Thomas M. McGeehan
Date: November 9, 2010		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)