Form 10-K
period 2010-12-31
Global Indemnity plc
filed 2011-03-16
CIK 1494904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

001-34809
Commission File Number
Global Indemnity Plc
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	98-0664891 (I.R.S. Employer Identification No.)

ARTHUR COX BUILDING
EARLSFORT TERRACE
DUBLIN 2
IRELAND
(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: 353 (0) 1 618 0517
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common A Ordinary shares, $0.0001 Par Value	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $247,112,574. Class A ordinary shares held by each executive officer and director and by each person who is known by the registrant to beneficially own 5% or more of the registrant’s outstanding Class A ordinary shares have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011, the registrant had outstanding 18,295,188 Class A Ordinary shares and 12,061,370 Class B Ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

As used in this annual report, unless the context requires otherwise:

1) “Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;

2) “we,” “us,” “our,” and the “Company” refer to Global Indemnity and its subsidiaries or, prior to July 2, 2010, to United America Indemnity;

3) “ordinary shares” refers to Global Indemnity Class A and Class B ordinary shares, or, prior to July 2, 2010, to United America Indemnity Class A and Class B common shares;

4) “United America Indemnity” refers to United America Indemnity, Ltd. (formerly Vigilant International, Ltd., a Cayman Islands exempted company that, on July 2, 2010, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;

5) our “U.S. Subsidiaries” refers to Global Indemnity Group, Global Indemnity Group Services, LLC, AIS, Penn-America Group, Inc., and our Insurance Operations;

6) our “United States Based Insurance Operations” and “Insurance Operations” refer to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Global Indemnity Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;

7) our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

8) our “Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Ltd., Global Indemnity (Cayman) Ltd., Global Indemnity (Luxembourg) Ltd., Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Ltd.;

9) “Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;

10) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

11) “AIS” refers to American Insurance Service, Inc.;

12) our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;

13) our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;

14) “Global Indemnity Group” refers to Global Indemnity Group, Inc., (fka United America Indemnity Group, Inc.);

15) “Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

16) “United National” refers to our product classification that includes property, general liability, and professional liability lines products distributed through program administrators with specific binding authority;

17) “Diamond State” refers to our product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;

18) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;

19) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

20) “Funds” refers to Fox Paine Capital Fund II International, L.P. together with its affiliates.

21) “Wind River” refers to Wind River Holdings, L.P. (formerly The AMC Group, L.P.)

22) “Global Indemnity Cayman” refers to Global Indemnity (Cayman) Ltd.

23) “GAAP” refers to accounting principles generally accepted in the United States of America; and

24) “$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	Business

Some of the information contained in this Item 1 or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 7 of Part II and “Risk Factors” in Item 1A of Part I for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Our History

Global Indemnity is a holding company formed on March 9, 2010 under the laws of Ireland. On July 2, 2010, Global Indemnity became our ultimate parent company pursuant to a scheme of arrangement whereby all United America Indemnity, Ltd. ordinary shares were cancelled and all holders of such shares received ordinary shares of Global Indemnity plc on a one-for-two basis. United America Indemnity, Ltd. was a holding company formed on August 26, 2003 under the laws of the Cayman Islands to acquire our Predecessor Insurance Operations.

General

Global Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network — binding authority, program, brokerage, and reinsurance. We manage the distribution of these products in two segments: (a) Insurance Operations and (b) Reinsurance Operations.

Business Segments

Our Insurance Operations

The United States Based Insurance Operations distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. Our insurance products target specific, defined groups of insureds with customized coverages to meet their needs. To manage our operations, we differentiate them by product classification. These product classifications are:

•	Penn-America distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority;

•	United National distributes property, general liability, and professional lines products through program administrators with specific binding authority; and

•	Diamond State distributes property, casualty, and professional lines products through wholesale brokers that are underwritten by our personnel and selected brokers with specific binding authority.

See “Marketing and Distribution” below for a discussion on how our insurance products are underwritten.

These product classifications comprise our Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverages. Our Insurance Operations provide property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. Our Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides us with flexibility in designing products, programs, and in determining rates to meet emerging risks and discontinuities in the marketplace. In 2010, gross premiums written were $245.5 million compared to $268.0 million for 2009.

We distribute our insurance products through a group of approximately 103 professional wholesale general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

Our United States Based Insurance Operations are rated “A” (Excellent) by A.M. Best, which assigns credit ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders, such as capital adequacy, loss reserve adequacy, and overall operating performance, and are not directed to the protection of investors.

Our Reinsurance Operations

Our Reinsurance Operations segment provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers and consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance is a Bermuda-based treaty reinsurer of excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. Wind River also participates as a retrocessionaire on business assumed by other reinsurers. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. Wind River Reinsurance also provides quota share and stop-loss reinsurance to our Insurance Operations. In 2010, gross premiums written from third parties were $100.3 million compared to $73.0 million for 2009. Wind River Reinsurance is listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Although Wind River Reinsurance does not currently offer direct third party excess and surplus lines insurance products, it is eligible to write on a surplus lines basis in 31 U.S. states and the District of Columbia.

Wind River Reinsurance conducts business in Bermuda. While we believe many reinsurers in Bermuda continue to focus on catastrophe oriented reinsurance solutions, Wind River Reinsurance is part of a smaller group of companies seeking niche and casualty oriented treaty opportunities. While Wind River Reinsurance will consider unique catastrophe oriented placements, this is a very selective process and is not its primary focus. Given the pricing environment of the larger casualty oriented organizations, Wind River Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as a niche reinsurance solution provider. We believe the current market dictates that growth will be very measured.

As part of the aforementioned reinsurance that Wind River Reinsurance provides to our Insurance Operations, our Insurance Operations cede 50% of their net unearned premiums, plus 50% of the net retained insurance liability of all new and renewal business to Wind River Reinsurance under a quota share reinsurance agreement. Wind River Reinsurance also provides stop-loss protection for our Insurance Operations in a 70% through 90% loss ratio corridor.

Wind River Reinsurance is rated “A” (Excellent) by A.M. Best.

Available Information

We maintain a website at www.globalindemnity.ie. We will make available, free of charge on our website, our most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the United States Securities and Exchange Commission.

Recent Trends in Our Industry

The property and casualty insurance industry has historically been a cyclical industry. During periods of reduced underwriting capacity, which is characterized by a shortage of capital and reduced competition, underwriting results are generally more favorable for insurers due to more favorable policy terms and conditions and higher rate levels. During periods of excess underwriting capacity, which is characterized by an abundance of capital and increased competition, underwriting results are generally less favorable for insurers due to an expansion of policy terms and conditions and lower rate levels. Historically, several factors have affected the level of underwriting capacity, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results, and the ratings and financial strength of competitors. As underwriting capacity increases, the standard insurance markets begin to expand their risk selection criteria to include risks that have typically been placed in the non-standard excess and surplus lines market. This tends to shrink the demand for insurance coverage from insurers that are focused on writing in the excess and surplus line marketplace, such as Global Indemnity.

Currently we believe we are in a period of excess underwriting capacity, and we continued to see rate decreases throughout 2010. Insurers’ and reinsurers’ 2010 growth, if any, became very selective as new business prices remained competitive and renewals saw little overall price increases. Non-catastrophe segments of the reinsurance market continued to be strained further as many opposing market forces failed to allow upward rate pressures to take root. Reinsurers and carriers alike clearly observed that competition has contributed to the adequacy in underlying prices, terms, and conditions to be eroded over the past several years calling for a flight to improved pricing, terms, and conditions adequacy.

For property and casualty reinsurance and insurance companies to generate an acceptable return on capital in the current interest rate environment, companies are focusing on generating acceptable underwriting returns. The industry is making increased use of risk management tools to adequately compensate for the risks being written. We believe the industry continues to focus on investment yields and the credit-worthiness of investment portfolios.

The Federal Funds rate remained at extremely low levels during 2010 causing investment yields on short-term and overnight investments to be low. Given low interest rates for Federal Funds and current yields on investment grade fixed income securities, we seek to position our investment portfolio to protect against a rising interest rate environment by including fixed maturity investments with low durations and continuing re-investment in our floating rate corporate loans portfolio. Our fixed income portfolio continues to be biased toward high quality assets with an average rating of AA. Our corporate loans portfolio is primarily made up of corporate loans which are typically below investment grade; however provide a higher return and shorter duration.

In addition, continuing developments in the regulatory environment could have some impact on our industry. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted into law in the United States. The Act includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States. With respect to surplus lines insurance, the Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer, such as our Wind River subsidiary, that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the National Association of Insurance Commissioners. Regarding credit for reinsurance, the Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.” Regulations to implement the Act are currently under development and we are continuing to monitor the impact the Act may have on our operations.

Excess and Surplus Lines Market

Our Insurance Operations operate in the excess and surplus lines market. The excess and surplus lines market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength. In contrast, the excess and surplus lines market provides coverage for businesses that often do not fit the underwriting criteria of an insurance company operating in the standard markets due to their relatively greater unpredictable loss patterns and unique niches of exposure requiring rate and policy form flexibility. Without the excess and surplus lines market, certain businesses would have to self insure their exposures, or seek coverage outside the U.S. market.

Competition in the excess and surplus lines market tends to focus less on price and more on availability, service, and other considerations. While excess and surplus lines market exposures may have higher perceived insurance risk than their standard market counterparts, excess and surplus lines market underwriters historically have been able to generate underwriting profitability superior to standard market underwriters.

The excess underwriting capacity felt in the standard property and casualty insurance industry is impacting the excess and surplus lines market as standard insurers continue to search for acceptable risks in the excess marketplace. According to A.M. Best, direct premiums written for the excess and surplus lines market fell 4.1% in 2009, a larger decrease than the 3.3% drop felt by the overall property and casualty insurance industry. The excess and surplus market is also being impacted by companies who choose to self-insure their risks rather than purchase third-party insurance.

Within the excess and surplus lines market, we write business on both a specialty admitted and surplus lines basis. Surplus lines business accounts for approximately 70.6% of the business that our Insurance Operations writes, while specialty admitted business accounts for the remaining 29.4%.

When writing on a specialty admitted basis, our focus is on writing insurance for insureds that engage in similar but often highly specialized types of activities. The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regard to rate and form filing requirements and the ability to enter and exit lines of business. Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers. Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

Products and Product Development

Our Insurance Operations distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. To manage our operations, we seek to differentiate our products by product classification. See “Our Insurance Operations” above for a description of these product classifications. We believe we have significant flexibility in designing products, programs, and in determining rates to meet the needs of the marketplace.

Our Reinsurance Operations offer third party treaty reinsurance for excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. Our Reinsurance Operations also provide reinsurance to our Insurance Operations in the form of quota share and stop-loss arrangements.

The following table sets forth an analysis of Global Indemnity’s gross premiums written, which is the sum of direct and assumed premiums written, by operating segment during the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Insurance Operations	$245,481	71.0%	$267,992	78.6%	$353,130	93.2%
Reinsurance Operations	100,282	29.0	73,006	21.4	25,570	6.8

Total	$345,763	100.0%	$340,998	100.0%	$378,700	100.0%

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

The following table sets forth an analysis of Global Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by operating segment during the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Insurance Operations	$196,065	66.1%	$218,264	75.0%	$305,479	98.8%
Reinsurance Operations	100,439	33.9	72,731	25.0	3,601	1.2

Total	$296,504	100.0%	$290,995	100.0%	$309,080	100.0%

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Geographic Concentration

The following table sets forth the geographic distribution of Global Indemnity’s gross premiums written by its Insurance and Reinsurance Operations for the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

California	$31,215	9.0%	$28,264	8.3%	$39,793	10.5%
Florida	28,072	8.1	34,061	10.0	41,893	11.1
Texas	22,133	6.4	24,292	7.1	26,029	6.9
New York	16,009	4.6	17,224	5.1	26,045	6.9
Louisiana	10,981	3.2	12,339	3.6	13,214	3.5
Pennsylvania	9,903	2.9	9,506	2.8	12,446	3.3
Massachusetts	9,181	2.7	11,948	3.5	16,956	4.5
Illinois	8,687	2.5	8,630	2.5	11,766	3.1
New Jersey	8,582	2.5	8,918	2.6	13,617	3.5
Michigan	6,540	1.9	6,927	2.0	8,467	2.2

Subtotal	151,303	43.8	162,109	47.5	210,226	55.5
Reinsurance Operations	100,282	29.0	73,006	21.4	25,570	6.8
All others	94,178	27.2	105,883	31.1	142,904	37.7

Total	$345,763	100.0%	$340,998	100.0%	$378,700	100.0%

Marketing and Distribution

We provide our insurance products across a full distribution network — binding authority, program, brokerage, and reinsurance. For our binding authority and program product classifications, we distribute our insurance products through a group of approximately 103 wholesale general agents and program administrators that have specific quoting and binding authority. For our brokerage business, we distribute our insurance products through wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. For our reinsurance business, we distribute our products through reinsurance brokers.

Of our non-affiliated professional wholesale general agents and program administrators, the top five accounted for 39.3% of our Insurance Operations’ gross premiums written for the year ended December 31, 2010. No one agency accounted for more than 12.1% of our Insurance Operations’ gross premiums written.

Our distribution strategy is to seek to maintain strong relationships with a limited number of high-quality wholesale professional general agents and wholesale insurance brokers. We carefully select our distribution sources based on their expertise, experience and reputation. We believe that our distribution strategy enables us to effectively access numerous markets at a relatively low cost structure through the marketing, underwriting, and administrative support of our professional general agencies and wholesale insurance brokers. We believe these wholesale general agents and wholesale insurance brokers have local market knowledge and expertise that we believe enables us to access business in these markets more effectively.

Underwriting

Our insurance products are underwritten in two ways: (1) specific binding authority in which we grant underwriting authority to our wholesale general agents and program administrators, and (2) brokerage in which our internal personnel underwrites business submitted by our wholesale insurance brokers.

Specific Binding Authority — Our wholesale general agents and program administrators have specific quoting and binding authority with respect to a single insurance product and some have limited quoting and binding authority with respect to multiple products.

We provide our wholesale general agents and program administrators with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

Our wholesale general agents and program administrators are appointed to underwrite submissions received from their retail agents in accordance with our underwriting manual. Risks that are not within the specific binding authority must be submitted to our underwriting personnel directly for underwriting review and approval or denial of the application of the insured. Our wholesale general agents provide all policy issuance services in accordance with our underwriting manuals.

We regularly monitor the underwriting quality of our wholesale general agents and program administrators through a disciplined system of controls, which includes the following:

•	automated system criteria edits and exception reports;

•	individual policy reviews to measure adherence to our underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	periodic on-site comprehensive audits to evaluate processes, controls, profitability and adherence to all aspects of our underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by our wholesale general agents and program administrators; and

•	internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by our wholesale general agents and program administrators.

We provide incentives to certain of our wholesale general agents and program administrators to produce profitable business through contingent profit commission structures that are tied directly to the achievement of profitability targets.

Brokerage — Our wholesale insurance brokers do not have specific binding authority, therefore, these risks are submitted to our underwriting personnel for review and processing.

We provide our underwriters with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility, which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

Our underwriting personnel review submissions, issue all quotes and perform all policy issuance functions. We regularly monitor the underwriting quality of our underwriters through disciplined system of controls, which includes the following:

•	individual policy reviews to measure our underwriters’ adherence to our underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	periodic underwriting review to evaluate adherence to all aspects of our underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by our underwriters; and

•	internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by our underwriters.

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as commissions, when loss results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to our Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions is stated separately on the face of the consolidated balance sheet as contingent commissions.

Pricing

We use our pricing actuaries to establish pricing tailored to each specific product we underwrite, taking into account historical loss experience and individual risk and coverage characteristics. We generally use the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most of our products. We will seek to only write business if we believe we can achieve an adequate rate of return.

Since 2005 industry prices have been steadily declining. Casualty rates have declined faster than property rates. We believe our market is facing competition from standard line companies who are writing risks that they had not insured previously, Bermuda companies who are establishing relationships with wholesale brokers, and excess and surplus competitors. We believe competition is driving much of the price decline. Although market prices have dropped, we have sought to maintain our underwriting discipline, and have therefore exited many programs. Renewal pricing on our book decreased approximately 3.8% in 2008, approximately 2.3% in 2009, and approximately 3.0% in 2010, on average.

Reinsurance of Underwriting Risk

Our philosophy is to purchase reinsurance from third parties to limit our liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists us in controlling exposure to severe losses, and protecting capital resources. We purchase reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of limits on the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We primarily utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, casualty clash reinsurance, and property catastrophe excess of loss reinsurance. Additionally, we may purchase facultative reinsurance protection on single risks when deemed necessary.

We purchase specific types and structures of reinsurance depending upon the specific characteristics of the lines of business and specialty products we underwrite. We will typically seek to place proportional reinsurance for our umbrella and excess products, some of our specific specialty products, or in the development stages of a new product. We believe that this approach allows us to control our net exposure in these product areas more cost effectively.

We purchase reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect our primary positions on property, casualty, and professional liability products. The excess of loss structures allow us to maximize our underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility.

We analyze our reinsurance contracts to ensure that they meet the risk transfer requirements of applicable accounting guidance, which requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. See Note 8 of the notes to consolidated financial statements in Item 8 of Part II of this report for details concerning our current reinsurance contracts.

We continually evaluate our retention levels across the entire line of business and specialty product portfolio seeking to ensure that the ultimate reinsurance structures are aligned with our corporate risk tolerance levels associated with such lines of business products. Any decision to decrease our reliance upon proportional reinsurance or to increase our excess of loss retentions could increase our earnings volatility. In cases where we decide to increase our excess of loss retentions, such decisions will be a result of a change or progression in our risk tolerance level and will be supported by an actuarial analysis. We endeavor to purchase reinsurance from financially strong reinsurers with which we have long-standing relationships. In addition, in certain circumstances, we hold collateral, including letters of credit, under reinsurance agreements.

The following table sets forth the ten reinsurers for which we have the largest reinsurance receivables, as of December 31, 2010. Also shown are the amounts of premiums ceded by us to these reinsurers during the year ended December 31, 2010.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
	Rating	Receivables	Premium	Assets	Total	Written	Total
(Dollars in millions)

Munich Re America Corp.	A+	$202.2	$6.6	$208.8	45.5%	$20.3	41.3%
Westport Insurance Corp.	A	97.1	—	97.1	21.2	—	—
General Reinsurance Corp.	A++	20.2	0.5	20.7	4.5	1.6	3.3
Hartford Fire Insurance Co.	A	17.5	—	17.5	3.8	—	—
GE Reinsurance Corporation (Swiss Re)	A	13.5	—	13.5	3.0	—	—
Transatlantic Reinsurance	A	11.8	3.1	14.9	3.2	10.3	20.9
Converium AG, Zurich (Scor)	A	8.1	—	8.1	1.8	—	—
Finial Reinsurance Company	A-	7.7	—	7.7	1.7	—	—
Swiss Reinsurance America Corp	A	7.3	0.2	7.5	1.6	1.2	2.4
Clearwater Insurance Company	A-	6.8	—	6.8	1.5	—	—

Subtotal		392.2	10.4	402.6	87.8	33.4	67.9
All other reinsurers		55.5	0.7	56.2	12.2	15.8	32.1

Total reinsurance receivables before purchase accounting adjustments		447.7	11.1	458.8	100.0%	$49.2	100.0%

Purchase accounting adjustments, including uncollectible reinsurance reserve		(24.7)	—	(24.7)

Total receivables, net of purchase accounting adjustments and uncollectible reinsurance reserve		423.0	11.1	434.1
Collateral held in trust from reinsurers		(289.3)	(5.2)	(294.5)

Net receivables		$133.7	$5.9	$139.6

At December 31, 2010, we carried reinsurance receivables of $423.0 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from our acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $12.0 million at December 31, 2010. The allowance for uncollectible reinsurance receivables was $12.7 million at December 31, 2010.

Historically, there have been insolvencies following a period of competitive pricing in the industry. While we have recorded allowances for reinsurance receivables based on currently available information, conditions may change or additional information might be obtained that may require us to record additional allowances. On a quarterly basis, we review our financial exposure to the reinsurance market and assess the adequacy of our collateral and allowance for uncollectible reinsurance and continue to take actions to mitigate our exposure to possible loss.

Claims Management and Administration

Our approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of us, our professional general agents, wholesale brokers, reinsurers and insureds. Our professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent. Our claims management staff supervises or processes all claims. We have a formal claims review process, and all claims greater than $100,000, gross of reinsurance, are reviewed by our senior claims management and certain of our senior executives.

To handle claims, we utilize our own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom we delegate limited claims handling authority. Our experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty claims, latent exposure claims, property claims, TPA oversight, and a wholly owned subsidiary that administers construction defect claims. The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2010, we had $358.3 million of direct outstanding loss and loss adjustment expense case reserves at our United States Based Insurance Operations. Claims relating to approximately 80.0% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 4.0% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our material TPAs at least twice a year. Approximately 16.0% of our reserves are handled by our assuming reinsurers. We review and supervise the claims handled by our reinsurers seeking to protect our reputation and minimize exposure.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses under insurance policies that we write and for loss adjustment expenses relating to the investigation and settlement of policy claims.

We establish loss and loss adjustment expense reserves for individual claims by evaluating reported claims on the basis of:

•	our knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	litigation related developments;

•	the type of loss; and

•	our experience with the insured and the line of business and policy provisions relating to the particular type of claim.

We generally estimate such losses and claims costs through an evaluation of individual reported claims. We also establish reserves for incurred but not reported losses (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed quarterly by the in-house actuarial staff. In addition to our internal reserve analysis, independent external actuaries performed a detailed review of our reserves for the second and fourth quarters of 2010. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

With respect to some classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of umbrella and excess liability that we underwrite have historically had longer intervals between the occurrence of an insured event, reporting of the claim and final resolution. In such cases, we must estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most property insurance, historically have shorter intervals between the occurrence of an insured event, reporting of the claim and final resolution. Reserves with respect to these classes are therefore inherently less likely to be adjusted.

The loss and loss expense reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

The loss and loss expense development table below shows changes in our reserves in subsequent years from the prior loss and loss expense estimates based on experience as of the end of each succeeding year and in conformity with GAAP. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

The first line of the loss and loss expense development table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses and loss expenses, including payments, for the years indicated. The “cumulative redundancy (deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

In 2005, $235.2 million of loss reserves were acquired as a result of the merger with Penn-America Group, Inc. that took place on January 24, 2005. As such, there are no loss reserves in our loss development table related to the Penn-America Insurance Companies for any years prior to 2005.

This loss development table shows development in Global Indemnity’s loss and loss expense reserves on a net basis:

(Dollars in thousands)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Balance sheet reserves:	$131,128	$156,784	$260,820	$314,027	$344,614	$639,291	$735,342	$800,885	$835,839	$725,296	$645,548

Cumulative paid as of:

One year later	$26,163	$63,667	$42,779	$76,048	$85,960	$154,069	$169,899	$190,723	$215,903	$189,358

Two years later	72,579	82,970	96,623	136,133	139,822	268,827	300,041	360,336	366,647

Three years later	75,661	118,401	141,545	171,659	180,801	355,987	413,055	470,313

Four years later	98,654	150,062	164,181	197,596	209,938	414,068	478,408

Five years later	121,407	164,023	182,043	214,376	237,636	440,206

Six years later	129,371	177,682	193,536	235,022	251,350

Seven years later	139,090	186,173	211,036	244,389

Eight years later	143,435	201,899	218,930

Nine years later	156,432	208,806

Ten years later	162,430

Re-estimated liability as of:

End of year	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$645,548

One year later	124,896	228,207	261,465	313,213	343,332	632,327	716,361	832,733	827,439	671,399

Two years later	180,044	228,391	263,995	315,230	326,031	629,859	732,056	812,732	768,623

Three years later	180,202	231,133	268,149	298,989	323,696	635,504	707,525	765,435

Four years later	175,198	236,271	252,078	301,660	332,302	622,122	672,712

Five years later	179,727	226,116	264,058	308,776	323,547	608,050

Six years later	173,424	242,666	272,806	303,146	316,195

Seven years later	187,441	254,110	266,880	298,566

Eight years later	198,999	249,861	264,055

Nine years later	196,423	249,673

Ten years later	196,687

Cumulative redundancy/(deficiency)	$(65,559)	$(92,889)	$(3,235)	$15,461	$28,419	$31,241	$62,630	$35,450	$67,217	$53,897	$—

Gross Liability — end of year	800,630	907,357	2,004,422	2,059,760	1,876,510	1,914,224	1,702,010	1,503,238	1,506,429	1,257,741	1,052,745

Less: Reinsurance recoverable	669,502	750,573	1,743,602	1,745,733	1,531,896	1,274,933	966,668	702,353	670,591	532,445	407,197

Net liability-end of year	131,128	156,784	260,820	314,027	344,614	639,291	735,342	800,885	835,838	725,296	645,548

Gross re-estimated liability	1,269,647	1,583,234	1,667,695	1,545,365	1,310,262	1,431,994	1,234,344	1,388,359	1,342,561	1,148,129	1,052,745

Less: Re-estimated recoverable at December 31, 2010	1,072,960	1,333,561	1,403,640	1,246,799	994,067	823,944	561,632	622,924	573,938	476,730	407,197

Net re-estimated liability at December 31, 2010	$196,687	$249,673	$264,055	$298,566	$316,195	$608,050	$672,712	$765,435	$768,623	$671,399	$645,548

Gross cumulative redundancy/ (deficiency)	$(469,017)	$(675,877)	$336,727	$514,395	$566,248	$482,230	$467,666	$114,879	$163,868	$109,612	$—

During 2010 the Company reduced its prior accident year loss reserves by $53.9 million and reduced its allowance for uncollectible reinsurance by $0.2 million, which consisted of a $43.7 million reduction in general liability lines, a $5.4 million reduction in umbrella lines, a $4.8 million reduction in professional liability lines, and a $2.5 million reduction in property lines, partially offset by a $2.0 million increase in auto liability lines and a $0.7 million increase in workers’ compensation lines:

•	General Liability: The $43.7 million reduction primarily consisted of net reductions of $45.5 million related to accident years 2002 through 2009 due to lower than anticipated frequency and severity. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The reduction was driven by the Penn-America Small Business segment where loss emergence was consistently better than expected throughout the year. This reduction was partially offset by net increases of $1.8 million related to accident years 2001 and prior where the Company increased the loss and loss adjustment expense estimates related to construction defect claims.

•	Umbrella: The $5.4 million reduction in the umbrella lines related to all accident years 2009 and prior due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.

•	Professional Liability: The $4.8 million reduction primarily consisted of net reductions of $9.6 million related to accident years 2001 through 2008 driven by lower than expected paid and incurred activity related to our Public Officials, Social Services and Real Estate products. This reduction was partially offset by increases of $4.7 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity driven by our Lawyers, Allied Health and Real Estate products.

•	Property: The reduction in the property lines primarily consisted of reductions of $2.7 million related to accident years 2002 and 2004 through 2008 driven by lower than anticipated severity in the Penn-America book of business and a reduction in reserve estimates related to 2008 catastrophes. This was partially offset by increases of $0.2 million primarily related to accident year 2009 where the Company experienced higher than expected claim frequency and severity in our Penn-America book of business. We identified an unusually large loss in our Equine Mortality program which was offset by favorable experience in our Diamond State book of business and a reduction in ULAE reserves.

•	Auto Liability: The increase in the automobile liability lines was primarily due to increases of $2.5 million related to accident year 2009 from a non-standard auto treaty in our Reinsurance Operations.

•	Workers’ Compensation: The increase in our workers’ compensation lines is related to an accident year 2009 structured excess of loss treaty at our Reinsurance Operations where we increased our loss estimates based on industry workers’ compensation results.

The reduction in the allowance for uncollectible reinsurance is due to a decrease in the amount of the Company’s carried reinsurance receivables.

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of Global Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded.

The adverse development noted in the table above from 2000 through 2002 is primarily related to increasing asbestos and environmental (“A&E”) reserves related to a single policy. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during 2008 to reflect its best estimate of A&E exposures.

Asbestos and Environmental Exposure

Our environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, our policies continue to exclude classic environmental contamination claims. In some states we are required, however, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. We have also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by us. We have also received a number of asbestos-related claims, the majority of which are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

Significant uncertainty remains as to our ultimate liability for asbestos-related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims, the increase in the volume of claims made by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease, and an increase in claims subject to coverage under general liability policies that do not contain aggregate limits of liability.

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2010, we had $20.4 million of net loss reserves for asbestos-related claims and $9.9 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See

Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing our gross and net reserves for A&E losses.

In addition to the factors referenced above, establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. In 2009, one of our insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos-related bodily injury claims and future claims related to a single policy. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross basis for our open A&E claims.

Investments

Our investment policy is determined by the Investment Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Investment Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments including corporate bonds and loans as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. For our corporate loans portfolio, the maximum exposure per issuer is limited to 5% of the market value of the corporate loans portfolio. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our GAAP equity, or $278.6 million at December 31, 2010. As of December 31, 2010, we had $1,712.4 million of investments and cash and cash equivalent assets, including $152.9 million of equity and limited partnership investments and $204.0 million in floating rate corporate loans, less a $4.8 million payable for securities purchased.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2010, 2009, and 2008:

	December 31, 2010		December 31, 2009		December 31, 2008
	Estimated	Percent	Estimated	Percent of	Estimated	Percent of
(Dollars in thousands)	Fair Value	of Total	Fair Value	Total	Fair Value	Total

Cash and cash equivalents	$119,888	7.0%	$186,087	10.8%	$292,604	18.3%

U.S. treasury and agency obligations	202,690	11.8	236,088	13.6	152,777	9.6
Obligations of states and political subdivisions	245,012	14.3	225,598	13.0	243,030	15.2
Mortgage-backed securities(1)	249,080	14.4	364,000	21.0	384,069	24.0
Commercial mortgage-backed securities	38,733	2.3	—	—	144,457	9.0
Asset-backed securities	115,099	6.7	114,163	6.6	16,553	1.0
Corporate bonds and loans	532,784	31.0	460,730	26.6	213,655	13.4
Foreign corporate bonds	60,994	3.6	70,993	4.1	29,150	1.8
Other bonds	—	—	—	—	21,283	1.3

Total fixed maturities	1,444,392	84.1	1,471,572	84.9	1,204,974	75.3
Equity securities	147,526	8.6	65,656	3.8	55,278	3.5
Other investments	5,380	0.3	7,999	0.5	46,672	2.9

Total investments and cash and cash equivalents(2)	$1,717,186	100.0%	$1,731,314	100.0%	$1,599,528	100.0%

(1)	Includes collateralized mortgage obligations of $13,445, $21,959, and $34,395 for 2010, 2009, and 2008, respectively.

(2)	Does not include payable for securities purchased of $4,768, $37,258 and $710 for 2010, 2009 and 2008, respectively.

Although we generally intend to hold fixed maturities to recovery and/or maturity, we regularly re-evaluate our position based upon market conditions. As of December 31, 2010, our fixed maturities, excluding our mortgage-backed and commercial mortgage-backed securities, had a weighted average maturity of 4.73 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 2.1 years. Our financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2010 of $50.7 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Average fixed maturities at book value	$1,408,353	$1,307,718	$1,275,700
Gross income on fixed maturities(1)	60,262	62,099	63,268
Book yield	4.28%	4.75%	4.96%
Fixed maturities at book value	$1,393,655	$1,423,050	$1,192,385
Unrealized gain	50,737	48,522	12,589

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

Default rates on collateralized commercial real estate obligations and asset-backed securities may continue to rise. To protect ourselves against this possibility, we have sought to structure our portfolio to reduce the risk of default. Of the $249.1 million of mortgage-backed securities, $235.7 million is invested in U.S. agency paper and $13.4 million is invested in collateralized mortgage obligations, of which $12.0 million, or 89.2%, are rated AAA. Of the $115.1 million in asset-backed securities, 92.0% are rated AAA. The weighted average credit enhancement for our asset-backed securities is 30.2. We also face liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. We attempt to diversify our investment holdings to minimize this risk. Our investment managers run periodic analysis of liquidity costs to the fixed income portfolio. We also face credit risk. 85.5% of our fixed income securities are investment grade securities. 44.3% of our fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and our investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Estimated	Percent	Estimated	Percent
(Dollars in thousands)	Fair Value	of Total	Fair Value	of Total

AAA	$639,814	44.3%	$740,658	50.4%
AA	251,850	17.5	231,403	15.7
A	288,663	20.0	299,703	20.4
BBB	53,468	3.7	60,439	4.1
BB	85,641	5.9	47,816	3.2
B	110,931	7.7	78,212	5.3
CCC	7,899	0.5	5,856	0.4
Not rated	6,126	0.4	7,485	0.5

Total fixed maturities	$1,444,392	100.0%	$1,471,572	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Estimated	Percent of	Estimated	Percent of
(Dollars in thousands)	Market Value	Total	Market Value	Total

Due in one year or less	$90,076	6.2%	$59,587	4.0%
Due in one year through five years	665,633	46.2	718,081	48.8
Due in five years through ten years	212,990	14.7	149,785	10.2
Due in ten years through fifteen years	26,339	1.8	26,679	1.8
Due after fifteen years	46,442	3.2	39,277	2.7

Securities with fixed maturities	1,041,480	72.1	993,409	67.5
Mortgaged-backed securities	249,080	17.2	364,000	24.7
Commercial mortgage-backed securities	38,733	2.7	—	—
Asset-backed securities	115,099	8.0	114,163	7.8

Total fixed maturities	$1,444,392	100.0%	$1,471,572	100.0%

The expected weighted average duration of our asset-backed, mortgage-backed, and commercial mortgage-backed securities is 1.9 years.

The value of our portfolio of bonds is inversely correlated to changes in market interest rates. In addition, some of our bonds have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we are forced to invest the proceeds at lower interest rates. We seek to mitigate our reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature, be called, or be prepaid at any point in time.

Our investments in corporate loans were valued at $204.0 million at December 31, 2010. Corporate loans, a new investment vehicle in 2009, sometimes referred to as leveraged loans, are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets every 60 to 90 days. As a result of the floating rate feature, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade. To mitigate this risk, our investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of our risk control, our investment managers seek to maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2010, we had aggregate equity securities of $147.5 million that consisted of $145.3 million in common stocks and $2.2 million in preferred stocks.

Our investments in other invested assets are comprised primarily of limited liability partnerships, and were valued at $5.4 million at December 31, 2010. This entire amount was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. We obtain the value of the partnerships at the end of each reporting period; however, we are not provided with a detailed listing of the investments held by these partnerships. We receive annual audited financial statements from each of the partnerships we own. Of our investments in other invested assets, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2010, 2009, and 2008 were $26.4 million, $15.9 million, and ($50.3) million, respectively.

Competition

We compete with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, we compete against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•	American International Group;

•	Argo Group International Holdings, Ltd.;

•	Berkshire Hathaway;

•	Everest Re Group, Ltd.;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	JRG Reinsurance Company, Ltd.;

•	Maiden Holdings, Ltd.;

•	Markel Corporation;

•	Alterra Capital Holdings, Ltd.;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	RLI Corporation;

•	Torus Insurance Holdings, Ltd.;

•	W.R. Berkley Corporation; and

•	Western World Insurance Group.

In addition to the companies mentioned above, we are facing competition from standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers, and other excess and surplus lines competitors.

Competition may also take the form of lower prices, broader coverages, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds that rely on our expertise. For our program and specialty wholesale products, offering and underwriting products that are not readily available is our principal means of differentiating ourselves from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

A number of recent, proposed, or potential legislative or marketplace developments could further increase competition in our industry. These developments include an influx of new capital that resulted from the formation of new insurers in the marketplace and existing companies that have attempted to expand their business as a result of better pricing or terms, legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business which could eliminate the opportunities to write those coverages, and proposed federal legislation which would establish national standards for state insurance regulation.

These developments are making the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity.

Employees

We have approximately 300 employees, most of whom are located at our Bala Cynwyd, Pennsylvania office. This includes four individuals who operate out of our Bermuda office, six individuals who operate out of our Ireland office and 65 individuals who operate out of our field offices that are located in California, Georgia, Illinois, New York, North Carolina, and Texas. In addition, we have contracts with international insurance service providers based in Bermuda to provide services to our Reinsurance Operations.

Our Bermuda employees are either permanent residents of Bermuda who possess Bermuda status or are considered residents by the applicable employment visas issued by the Bermuda immigration authorities.

None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The United States Based Insurance Companies and Wind River Reinsurance are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories.

Publications of A.M. Best indicate that “A” (Excellent) ratings are assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.

Regulation

General

The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, Global Indemnity is not subject to any insurance regulation by any authority in the Republic of Ireland. However, Global Indemnity is subject to various Irish laws and regulations, including, but not limited to, laws and regulations governing interested directors, mergers and acquisitions, takeovers, shareholder lawsuits, and indemnification of directors.

U.S. Regulation

We have seven operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company and United National Casualty Insurance Company, which are domiciled in Indiana; United National Specialty Insurance Company, which is domiciled in Wisconsin; and Penn-Patriot Insurance Company, which is domiciled in Virginia. We refer to these companies collectively as our U.S. Insurance Subsidiaries.

As the indirect parent of the U.S. Insurance Subsidiaries, we are subject to the insurance holding company laws of Indiana, Pennsylvania, Virginia, and Wisconsin. These laws generally require each company of our U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within our insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. Insurance Subsidiaries is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, and service agreements with the non-insurance companies within our family of companies, our Insurance Operations, or our Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our ordinary shares would indirectly control the same percentage of the stock of the U.S. Insurance Subsidiaries, the insurance change of control laws of Indiana, Pennsylvania, Virginia, and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Global Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Global Indemnity might consider desirable.

Notice must also be provided to the IID after a person acquires 10% or more of the voting securities of Wind River Reinsurance. Failure to do so may cause Wind River Reinsurance to be removed from the IID listing. In the event of a change in control and/or merger of Wind River Reinsurance, a complete application must be filed with the IID, including all documents that are necessary for the IID to determine if Wind River Reinsurance continues to be in compliance for listing with the IID. The IID may determine after a change in control and/or merger that Wind River Reinsurance is not in compliance and may remove it from continued listing.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their financial examinations of our U.S. Insurance Subsidiaries for the period ended December 31, 2007. Their final reports were issued in 2009, and there were no materially adverse findings.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or “IRIS,” was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Insurers that report four or more ratios that fall outside the range of usual values are generally targeted for increased regulatory review.

The following summarizes the 2010 IRIS ratio results for our insurance companies in our Insurance Operations:

•	Penn-Star Insurance Company and Penn-Patriot Insurance Company had an unusual value for the change in net written premiums from the result of an unearned premium transfer within the group during 2009.

We do not believe that the above departures from the usual values will subject us to further regulatory review.

Risk-Based Capital Regulations

The state insurance departments of Indiana, Pennsylvania, Virginia, and Wisconsin require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels.

Based on the standards currently adopted, we reported in our 2010 statutory filings that the capital and surplus of our U.S. Insurance Companies are above the prescribed Company Action Level Risk-based Capital requirements.

Statutory Accounting Principles (“SAP”)

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance laws, regulatory provisions, and practices prescribed or permitted by each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses. As a direct result, different line item groupings of assets and liabilities and different amounts of assets and liabilities are reflected in financial statements prepared in accordance with GAAP than financial statements prepared in accordance with SAP.

Statutory accounting practices established by the NAIC and adopted in part by the Indiana, Pennsylvania, Virginia, and Wisconsin regulators determine, among other things, the amount of statutory surplus and statutory net income of the U.S. Insurance Companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

State Dividend Limitations

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of the applicable state regulatory authorities. Dividends may be paid without advanced regulatory approval only out of unassigned surplus. The dividend limitations imposed by the applicable state laws are based on the statutory financial results of each company within our Insurance Operations that are determined using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation — Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Companies in 2010 and the maximum amount of distributions that they could pay as dividends in 2011.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which our U.S. Insurance Subsidiaries are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

Operations of Wind River Reinsurance

The insurance laws of each of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-U.S. insurers and reinsurers that are not admitted to do business within such jurisdictions. Wind River Reinsurance is not admitted to do business in the United States. We do not intend for Wind River Reinsurance to maintain offices or solicit, advertise, settle claims or conduct other insurance and reinsurance underwriting activities in any jurisdiction in the United States where the conduct of such activities would require that Wind River Reinsurance be admitted or authorized.

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Wind River Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from our Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Virginia, Wisconsin or other applicable states or any of the Insurance Operations re-domesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our Reinsurance Operations could be adversely affected.

Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. The amount held in trust at December 31, 2010 was $5.9 million. Outstanding reserves at December 31, 2010 were $0.1 million. The current minimum amount that Wind River Reinsurance needs to maintain in the trust fund is $5.4 million. In subsequent years, if Wind River Reinsurance were to write third party excess and surplus lines insurance, it would need to maintain in the trust fund an amount equal to 30% of any amount up to the first $200.0 million plus further graduated amounts of its U.S. surplus lines loss reserves and unearned premium, as at each year end, as certified by an actuary, but subject to a current maximum of $100.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

Apart from the financial and related filings required to maintain Wind River Reinsurance’s place on the IID’s Non-Admitted Insurers Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Wind River Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Wind River Reinsurance’s surplus lines transactions.

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Wind River Reinsurance and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Wind River Reinsurance has been registered as a Class 3B insurer by the BMA. A body corporate is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net premiums written or 50% or more of the loss and loss expense provisions represent unrelated business, or its total net premiums written from unrelated business are $50.0 million or more. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth as follows.

Classification of Insurers

Wind River Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda.

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Wind River Reinsurance’s principal office is its executive offices in Hamilton, Bermuda, and Wind River Reinsurance’s principal representative is its Chief Executive Officer.

Independent Approved Auditor

Every registered insurer, such as Wind River Reinsurance, must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA.

Loss Reserve Specialist

As a registered Class 3B insurer, Wind River Reinsurance is required to submit an opinion of its approved loss reserve specialist in respect of its losses and loss expense provisions with its statutory financial return.

Statutory Financial Statements

Wind River Reinsurance must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Wind River Reinsurance is required to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Wind River Reinsurance’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

Annual Statutory Financial Return

Wind River Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3B insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Minimum Margin of Solvency and Restrictions on Dividends and Distributions

The Insurance Act provides a minimum margin of solvency for Class 3B general business insurers, such as Wind River Reinsurance. A Class 3B insurer engaged in general business is required to maintain the amount by which the value of its assets exceed its liabilities at the greater of: (1) $1.0 million; (2) where net premiums written exceed $6.0 million: $1.2 million plus 15% of the excess over $6.0 million; or (3) 15% of loss and loss expenses provisions plus other insurance reserves, as such terms are defined in the Insurance Act.

Additionally, under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Wind River Reinsurance. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities; as such terms are defined in the Insurance Act.

Restrictions on Dividends and Distributions

Wind River Reinsurance is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Wind River Reinsurance will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. In addition, at any time it fails to meet its minimum margin of solvency, Wind River Reinsurance is required within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, Wind River Reinsurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Supervision, Investigation and Intervention

The BMA has wide powers of investigation and document production in relation to Bermuda insurers under the Insurance Act. For example, the BMA may appoint an inspector with extensive powers to investigate the affairs of Wind River Reinsurance if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders.

Disclosure of Information

The BMA may assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda, but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Under the Companies Act, the Minister of Finance may assist a foreign regulatory authority that has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minster of Finance’s powers include requiring a person to furnish information to the Minister of Finance, to produce documents to the Minister of Finance, to attend and answer questions and to give assistance to the Minister of Finance in relation to inquiries. The Minister of Finance must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda that a person has in his possession or under his control. The Minister of Finance must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations

Although Wind River Reinsurance is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, Wind River Reinsurance may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents that are holders of its ordinary shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, Wind River Reinsurance may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which it is not licensed in Bermuda.

The European Union’s (“EU”) executive body, the European Commission, is implementing new capital adequacy and risk management regulations for the European insurance industry known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire EU relating to capital adequacy and risk management for insurers. Other jurisdictions such as Bermuda are likely to strengthen their respective capital and risk management requirements to be in line with Solvency II. Final Solvency II guidance has yet to be published; consequently the Company’s implementation plans are based on its current understanding of Solvency II equivalence for the BMA’s regime, which may change.

Taxation of Global Indemnity and Subsidiaries

Ireland

Global Indemnity plc is a public limited company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. Currently, Global Indemnity plc has only non-trading income, so it is subject to corporate income tax of 25.0%.

United America Indemnity, Ltd., a direct wholly-owned subsidiary, is a private limited liability company incorporated under the laws of the Cayman Islands. The company is an Irish tax resident fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. Currently, United America Indemnity, Ltd. has only non-trading income, so it is subject to corporate income tax of 25.0%.

Global Indemnity Services Ltd., a direct wholly-owned subsidiary, is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. Currently, Global Indemnity Services Ltd. has only trading income, so it is subject to corporate income tax of 12.5%.

U.A.I. (Ireland) Limited, an indirect wholly-owned subsidiary, is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. Currently, U.A.I. (Ireland) Limited has only non-trading income, so it is subject to corporate income tax of 25.0%.

Cayman Islands

United America Indemnity, Ltd., a direct wholly-owned subsidiary, and Global Indemnity (Cayman) Ltd., an indirect wholly-owned subsidiary, are private limited liability companies incorporated under the laws of the Cayman Islands. Under current Cayman Islands law, we are not required to pay any taxes in the Cayman Islands on our income or capital gains. United America Indemnity, Ltd. obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to it and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on its shares. Given the limited duration of the undertaking, we cannot be certain that it will not be subject to Cayman Islands tax after the expiration of the 20-year period.

Bermuda

Under current Bermuda law, we and our Bermuda subsidiaries are not required to pay any taxes in Bermuda on our income or capital gains. Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Wind River Reinsurance or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest, or dividends paid to holders of the ordinary shares of Wind River Reinsurance, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Wind River Reinsurance or its shareholders will not be subject to any such tax in the future.

We have received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Wind River Reinsurance or to any of its operations, shares, debentures or obligations through March 28, 2016; provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Wind River Reinsurance in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Gibraltar

Global Indemnity (Gibraltar) Ltd., an indirect wholly-owned subsidiary, is a private limited liability company incorporated under the laws of Gibraltar. The Company received a tax ruling from the Ministry of Finance Income Tax Office of Gibraltar that dividends and distributions received by Global Indemnity (Gibraltar) Ltd. from Global Indemnity (Cayman) Ltd. would not be subject to tax in Gibraltar, provided that Global Indemnity (Gibraltar) Ltd. continues to indirectly hold a relevant participation in U.A.I. (Luxembourg) I S.à.r.l.

Luxembourg

The Luxembourg Companies and Global Indemnity (Luxembourg) S.à.r.l. are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 28.59% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

Profit distributions (not in respect to liquidations) by the companies are generally subject to Luxembourg dividend withholding tax at a rate of 15% in 2010, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least 12 months.

The Luxembourg Companies have obtained a confirmation from the Luxembourg Administration des Contributions Directes (“Luxembourg Tax Administration”) that the current financing activities of the Luxembourg Companies under the application of at arm’s length principles will not lead to any material taxation in Luxembourg. The confirmation from the Luxembourg Tax Administration covers the current financing operations of the Luxembourg Companies through September 15, 2018. Given the limited duration of the confirmation and the possibility of a change in the relevant tax laws or the administrative policy of the Luxembourg Tax Administration, we cannot be certain that we will not be subject to greater Luxembourg taxes in the future.

Dividends by Global Indemnity (Luxembourg) S.à.r.l. to United America Indemnity, Ltd., an Irish tax resident, are exempt from withholding tax in Luxembourg, provided that as of the date on which the income is made available, United America Indemnity, Ltd. has held or undertakes to hold, directly, for an uninterrupted period of at least 12 months, a relevant participation in the share capital of Global Indemnity (Luxembourg) S.à.r.l. United America Indemnity, Ltd. has held such participation since April, 2010.

Global Indemnity (Luxembourg) S.à.r.l. benefits from the Luxembourg participation exemption regime for its participation in Global Indemnity (Gibraltar) Ltd. with respect to dividends and capital gains derived there from, provided Global Indemnity (Luxembourg) S.à.r.l. has held or commits to hold a participation in the share capital of Global Indemnity (Gibraltar) Ltd. for an uninterrupted period of at least 12 months. Global Indemnity (Luxembourg) S.à.r.l. has held such participation since June, 2010.

United States

The following discussion is a summary of all material U.S. federal income tax considerations relating to our operations. We manage our business in a manner that seeks to mitigate the risk that either Global Indemnity or Wind River Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot be certain that the IRS will not contend successfully that Global Indemnity or Wind River Reinsurance is or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Wind River Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. All of our other non-U.S. entities are considered disregarded entities for federal income tax purposes. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the branch profits tax.

Global Indemnity Group, Inc. is a Delaware corporation wholly owned by U.A.I. (Luxembourg) Investment S.à r.l. Under U.S. federal income tax law, dividends and interest paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Luxembourg and the United States (the “Luxembourg Treaty”) reduces the rate of withholding tax on interest payments to 0% and on dividends to 15%, or 5% (if the shareholder owns 10% or more of the company’s voting stock).

If Wind River Reinsurance is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Wind River Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Wind River Reinsurance currently conducts its activities to reduce the risk that it will have a permanent establishment in the United States, although we cannot be certain that we will achieve this result.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. We cannot be certain that Wind River Reinsurance will be eligible for Bermuda Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of our shareholders.

Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Wind River Reinsurance is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of Wind River Reinsurance’s investment income to U.S. income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If Wind River Reinsurance is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of Wind River Reinsurance’s investment income could be subject to U.S. federal income tax.

Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the rate of tax in such circumstances. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Wind River Reinsurance on such business are 4% for direct insurance premiums and 1% for reinsurance premiums.

Our U.S. Subsidiaries are each subject to taxation in the United States at regular corporate rates.

Item 1A.	Risk Factors

The risks and uncertainties described below are those we believe to be material, but they are not the only ones we face. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

Some of the statements regarding risk factors below and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general, both as to underwriting and investment matters. Statements that include words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We assume no obligation to update our forward-looking statements to reflect actual results or changes in or additions to such forward-looking statements.

Risks Related to our Business

We are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Attract and Retain Other Key Personnel Could Adversely Affect Our Business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Larry A. Frakes, our President and Chief Executive Officer, Thomas M. McGeehan, our Chief Financial Officer, Matthew B. Scott, President of Penn-America Group and United National Group, David J. Myers, President of Diamond State Group, and Troy W. Santora, President of Wind River Reinsurance Company, Ltd. Messrs. Frakes, McGeehan, Scott, and Santora have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. Mr. Myers’ employment agreement expired effective January 1, 2011. We do not currently maintain key man life insurance policies with respect to any of our employees.

The future loss of any of the services of other members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.

If Actual Claims Payments Exceed Our Reserves for Losses and Loss Adjustment Expenses, Our Financial Condition and Results of Operations Could Be Adversely Affected.

Our success depends upon our ability to accurately assess the risks associated with the insurance and reinsurance policies that we write. We establish reserves on an undiscounted basis to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of what we expect to be the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, our assessment of currently available data, as well as estimates and assumptions as to future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Our insurance subsidiaries obtain an annual statement of opinion from an independent actuarial firm on the reasonableness of these reserves.

Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on our future actual losses and loss adjustment experience:

•	claim and expense payments;

•	severity of claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.

For example, as industry practices and legal, judicial, social and other conditions change, unexpected and unintended exposures related to claims and coverage may emerge. Recent examples include claims relating to mold, asbestos and construction defects, as well as larger settlements and jury awards against professionals and corporate directors and officers. In addition, there is a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices. These exposures may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. As a result, such developments could cause our level of reserves to be inadequate.

Actual losses and loss adjustment expenses we incur under insurance policies that we write may be different from the amount of reserves we establish, and to the extent that actual losses and loss adjustment expenses exceed our expectations and the reserves reflected on our financial statements, we will be required to immediately reflect those changes by increasing our reserves. In addition, regulators could require that we increase our reserves if they determine that our reserves were understated in the past. When we increase reserves, our pre-tax income for the period in which we do so will decrease by a corresponding amount. In addition to having an effect on reserves and pre-tax income, increasing or “strengthening” reserves causes a reduction in our insurance companies’ surplus and could cause the rating of our insurance company subsidiaries to be downgraded or placed on credit watch. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

A Failure in Our Operational Systems or Infrastructure or Those of Third Parties Could Disrupt Business, Damage Our Reputation, and Cause Losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our business depends on effective information systems and the integrity and timeliness of the data we use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our customers, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have security consequences. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’, or third parties’ operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by us. These disruptions may occur, for example, as a result of events that affect only the buildings occupied by us or as a result of events with a broader effect on the cities where those buildings are located. If a disruption occurs in one location and our employees in that location are unable to occupy their offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

Employee Error and Misconduct May Be Difficult to Detect and Prevent and Could Adversely Affect Our Business, Results of Operations, and Financial Condition.

Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.

Results of operations of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of the catastrophe reinsurance coverage of our Insurance Operations. Our Reinsurance Operations also have exposure to losses from catastrophes as a result of the reinsurance treaties that it writes. Our operating results could be negatively impacted if losses and expenses related to the property catastrophe events exceed premiums assumed. Catastrophes include windstorms, hurricanes, typhoons, floods, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2010, our Reinsurance Operations suffered net losses due to hail storms and flooding in Australia, an earthquake in New Zealand and smaller events in other locations.

A Decline in Rating for Any of Our Insurance or Reinsurance Subsidiaries Could Adversely Affect Our Position in the Insurance Market, Make It More Difficult To Market Our Insurance Products and Cause Our Premiums and Earnings To Decrease.

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns the companies in our Insurance Operations and Reinsurance Operations a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers, and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in our Class A ordinary shares and are not a recommendation to buy, sell or hold our Class A ordinary shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.

If the rating of any of the companies in our Insurance Operations or Reinsurance Operations is reduced from its current level of “A” by A.M. Best, our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

We Cannot Guarantee that Our Reinsurers Will Pay in a Timely Fashion, If At All, and as a Result, We Could Experience Losses.

We cede a portion of gross premiums written to third party reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting, or claim handling by us, and other factors could cause a reinsurer not to pay.

As of December 31, 2010, we had $423.0 million of reinsurance receivables, and $289.3 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $133.7 million. We also had $5.9 million of prepaid reinsurance premiums, net of collateral held. As of December 31, 2010, our largest reinsurer represented approximately 45.2% of our reinsurance receivables, or $202.2 million, and our second largest reinsurer represented approximately 21.7% of our reinsurance receivables, or $97.1 million. As of December 31, 2010, we had collateral of $162.2 million and $91.1 million from our largest reinsurer and second largest reinsurer, respectively. See “Business — Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For 2010, our pre-tax income derived from invested assets was $83.1 million, net of investment expenses, including net realized gains of $26.4 million. Of this amount, $0.5 million were other than temporary impairments. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed maturities will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

Credit tightening could negatively impact our future investment returns and limit the ability to invest in certain classes of investments. Credit tightening may cause opportunities that are marginally attractive to not be financed, which could cause a decrease in the number of bond issuances. If marginally attractive opportunities are financed, they may be at higher interest rates, which would cause credit risk of such opportunities to increase. If new debt supply is curtailed, it could cause interest rates on securities that are deemed to be credit-worthy to decline. Funds generated by operations, sales, and maturities will need to be invested. If we invest during a tight credit market, our investment returns could be lower than the returns we are currently realizing and/or we may have to invest in higher risk securities.

With respect to our longer-term liabilities, we strive to structure our investments in a manner that recognizes our liquidity needs for our future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability for insurance reserves. However, if our liquidity needs or general and specific liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. During 2010 we decreased the average duration on our investment portfolio in order to defensively position ourselves during the current low interest rate environment. To the extent that we are unsuccessful in correlating our investment portfolio with our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse affect on the performance of our investment portfolio. We refer to this risk as liquidity risk, which is when the fair value of an investment is not able to be realized due to low demand by outside parties in the marketplace.

We are also subject to credit risk due to non-payment of principal or interest. Current market conditions increase the risk that companies may default on their credit obligations. Several classes of securities that we hold, including our corporate loan securities, have default risk. As interest rates rise for companies that are deemed to be less creditworthy, there is a greater risk that they will be unable to pay contractual interest or principal on their debt obligations.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. A significant increase in interest rates could have a material adverse effect on the market value of our fixed maturities securities. Our mitigation efforts include maintaining a high-quality portfolio with a relatively short duration that seeks to reduce the effect of interest rate changes on market value.

We also have an equity portfolio that represented approximately 8.6% of our total investments and cash and cash equivalents portfolio, net of payable for securities purchased of $4.8 million, as of December 31, 2010. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio. Individual equity securities have unsystematic risk. We could experience market declines on these investments. We also have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, we anticipate that the value of our portfolio would be negatively affected.

We have $204.0 million of investments in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets every 60 to 90 days. As a result, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade.

We have $5.4 million of investments in limited partnerships. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

Our limited partnership investments are not liquid. Our investment contracts state that we need to provide advance notice to the partnerships of up to three months if we wished to liquidate part or all of the investment. The contracts have provisions that allow the general partner to delay distribution of funds if it would negatively impact the partnership. Our returns could be negatively affected if the market value of the partnership declines. We may miss the opportunity to reinvest proceeds from a partnership at attractive rates. If the general partner exercised a provision to not distribute funds, and we needed liquidity, we might be forced to liquidate other investments at a time when prices are not optimal.

As of December 31, 2010, we had approximately $3.0 million worth of investment exposure to subprime investments and Alt-A investments. Of that amount, approximately $0.2 million of those investments have been rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.6 million were rated below investment grade. Impairments on these investments were $0.04 million during 2010.

Since We Depend On Professional General Agencies, Brokers, Other Insurance Companies and Other Reinsurance Companies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.

We market and distribute our insurance products through a group of approximately 103 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. We also market and distribute our reinsurance products through third-party brokers, insurance companies and reinsurance companies. For the year ended December 31, 2010, our top five non-affiliated agencies, all of which market more than one specific product, represented 39.3% of our Insurance Operations’ gross premiums written. No one agency accounted for more that 12.1% of our Insurance Operations’ gross premiums written. A loss of all or substantially all of the business produced by any more of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on our results of operations.

If Market Conditions Cause Reinsurance To Be More Costly or Unavailable, We May Be Required to Bear Increased Risks or Reduce The Level of Our Underwriting Commitments.

As part of our overall strategy of risk and capacity management, we purchase reinsurance for a portion of the risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our third party reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

Our Results May Fluctuate as a Result of Many Factors, Including Cyclical Changes in the Insurance Industry.

Historically, the results of companies in the property and casualty insurance industry have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	competition;

•	capital capacity;

•	rising levels of actual costs that are not foreseen by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may affect the ultimate payout of losses.

The demand for property and casualty insurance and reinsurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our consolidated results of operations and financial condition.

We Face Significant Competitive Pressures in Our Business that Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, JRG Reinsurance Company, Ltd., Maiden Holdings, Ltd., Markel Corporation, Alterra Capital Holdings, Ltd., Nationwide Insurance, Navigators Insurance Group, RLI Corporation, Torus Insurance Holdings, Ltd., W.R. Berkley Corporation, and Western World Insurance Group. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

Our General Agencies Typically Pay the Insurance Premiums on Business They Have Bound to Us On a Monthly Basis. This Accumulation of Balances Due to Us Exposes Us to a Credit Risk.

Insurance premiums generally flow from the insured to their retail broker, then into a trust account controlled by our professional general agencies. Our general agencies are typically required to forward funds, net of commissions, to us following the end of each month. Consequently, we assume a degree of credit risk on the aggregate amount of these balances that have been paid by the insured but have yet to reach us.

Brokers, Insurance Companies and Reinsurance Companies Typically Pay Premiums on Reinsurance Treaties Written With Us on a Quarterly Basis. This Accumulation of Balances Due to Us Exposes Us to a Credit Risk.

Assumed premiums on reinsurance treaties generally flow from the ceding insurance and reinsurance companies to us on a quarterly basis. Consequently, we assume a degree of credit risk on the aggregate amount of these balances that have been collected by the reinsured but have yet to reach us.

Because We Provide Our General Agencies With Specific Quoting and Binding Authority, If Any of Them Fail To Comply With Our Pre-Established Guidelines, Our Results of Operations Could Be Adversely Affected.

We market and distribute our insurance products through professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks without our initial approval. If any of these wholesale professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect our results of operations.

Our Holding Company Structure and Regulatory Constraints Limit Our Ability to Receive Dividends From Our Subsidiaries in Order to Meet Our Cash Requirements.

Global Indemnity is a holding company and, as such, has no substantial operations of its own, and its assets primarily consist of cash and its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries, which include payment for equity awards granted by Global Indemnity to employees of such subsidiaries, are expected to be Global Indemnity’s sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

Due to our corporate structure, most of the dividends that Global Indemnity receives from its subsidiaries must pass through Wind River Reinsurance. The inability of Wind River Reinsurance to pay dividends in an amount sufficient to enable Global Indemnity to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

Bermuda law does not permit payment of dividends or distributions of contributed surplus by a company if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or the realizable value of the company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. Furthermore, pursuant to the Bermuda Insurance Act 1978, an insurance company is prohibited from declaring or paying a dividend during the financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. See “Regulation — Bermuda Insurance Regulation” in Item 1 of Part I of this report.

In addition, the U.S. Insurance Subsidiaries, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to Global Indemnity. See “Regulation — U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the U.S. Insurance Subsidiaries in 2011.

Our Businesses are Heavily Regulated and Changes in Regulation May Limit The Way We Operate.

We are subject to extensive supervision and regulation in the U.S. states in which our Insurance Operations operate. This is particularly true in those states in which our insurance subsidiaries are licensed, as opposed to those states where our insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory, and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include or exclude in the insurance policies we offer;

•	restrictions on the way rates are developed and the premiums we may charge;

•	standards for the manner in which general agencies may be appointed or terminated;

•	credit for reinsurance;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.

The statutes or the state insurance department regulations may affect the cost or demand for our products and may impede us from obtaining rate increases or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have discretion to grant, renew or revoke licenses and approvals subject to the applicable state statutes and appeal process. If we do not have the requisite licenses and approvals (including in some states the requisite secretary of state registration) or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” While we do not believe that we are “systemically important,” as defined in the Act, it is possible that the Financial Stability Oversight Council may conclude that we are. If we were designated as “systemically important,” the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity, leverage, business and investment conduct. As a result of the foregoing, the Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

We May Require Additional Capital in the Future That May Not Be Available or Only Available On Unfavorable Terms.

Our future capital requirements depend on many factors, including the incurring of significant net catastrophe losses, our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that we need to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

Interests of Holders of Class A Ordinary Shares May Conflict with the Interests of Our Controlling Shareholder.

Fox Paine & Company beneficially owns shares having approximately 89.6% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B ordinary shares, which have ten votes per share as opposed to Class A ordinary shares, which have one vote per share. The Class A ordinary shares and the Class B ordinary shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	elect all of our directors;

•	amend our articles of association (as long as their voting power is greater than 75%);

•	ratify the appointment of our auditors;

•	increase our share capital;

•	resolve to pay dividends or distributions; and

•	approve the annual report and the annual financial statements.

Subject to certain exceptions, the Fox Paine Entities may also be able to prevent or cause a change of control. The Fox Paine Entities’ control over us, and Fox Paine & Company’s ability in certain circumstances to prevent or cause a change of control, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of our Class A ordinary shares could be adversely affected.

In addition, we have agreed to pay Fox Paine & Company, LLC an annual management fee of $1.5 million in exchange for management services and a termination fee of $10 million upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a “change of control” transaction that does not involve Fox Paine & Company, LLC and its affiliates or the Funds. We have also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of one percent of the transaction value upon the consummation of a “change of control transaction” that does not involve Fox Paine & Company, LLC and its affiliates or the Funds in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with us or with our subsidiaries. Fox Paine & Company is not obligated to advise us of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with us or with our subsidiaries.

Our Controlling Shareholder Has the Contractual Right to Nominate a Certain Number of the Members of Our Board of Directors and Also Otherwise Controls the Election of Directors Due to Its Ownership.

While Fox Paine & Company has the right under the terms of the memorandum and articles of association to nominate a certain number of Directors, dependant on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate 25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. Our Board of Directors currently consists of eight directors, all of which other than Mr. Frakes were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

Our Board of Directors, in turn, and subject to its fiduciary duties under Irish law, appoints the members of our senior management, who also have fiduciary duties to the Company. As a result, Fox Paine & Company effectively has the ability to control the appointment of the members of our senior management and to prevent any changes in senior management that other shareholders, or that other members of our Board of Directors, may deem advisable.

Because We Rely on Certain Services Provided By Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.

During 2008, 2009, and 2010, Fox Paine & Company provided certain management services to us. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

Continued Adverse Consequences of the Recent U.S. and Global Economic and Financial Industry Downturns Could Harm Our Business, Our Liquidity and Financial Condition, And Our Stock Price.

In recent years, global market and economic conditions have been severely disrupted. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

Our Operating Results and Shareholders’ Equity May Be Adversely Affected by Currency Fluctuations.

Our functional currency is the U.S. Dollar. Our Reinsurance Operations conduct business with some customers in foreign currencies, and some of our Non-U.S. Subsidiaries have foreign currency denominated cash accounts. Monetary assets and liabilities that are denominated in foreign currencies are revalued at the current exchange rates each period end with the resulting gains or losses reflected in net income. Foreign exchange risk is reviewed as part of our risk management process. We may experience losses resulting from fluctuations in the values of non-U.S. currencies relative to the strength of the U.S. Dollar, which could adversely impact our results of operations and financial condition.

We are Incorporated in Ireland and Some of Our Assets are Located Outside the United States. As a Result, It Might Not Be Possible for Shareholders to Enforce Civil Liability Provisions of the Federal or State Securities Laws of the United States.

We are organized under the laws of Ireland, and some of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our Directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the United States judgment. The originating court must have been a court of competent jurisdiction and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where we have assets.

Irish Law Differs From the Laws in Effect in the United States and Might Afford Less Protection to Shareholders.

Our shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Companies Acts 1963 to 2009 of Ireland (“the Companies Acts”) and other Irish statutes. The Companies Acts and other Irish statutes differ in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of Directors.

Under Irish law, the duties of Directors and officers of a company are generally owed to the company only. Shareholders of Irish companies do not generally have rights to take action against Directors or officers of the company under Irish law, and may only exercise such right of action on behalf of the Company in limited circumstances. Directors of an Irish company must, in exercising their powers and performing their duties, act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests might conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a Director or officer of an Irish company is found to have breached his duties to that company, he could be held personally liable to the company in respect of that breach of duty.

A Future Transfer of Your Ordinary Shares, Other Than One Effected By Means of the Transfer of Book Entry Interests in DTC, May Be Subject to Irish Stamp Duty.

A transfer of our Class A ordinary shares by a seller who holds Class A ordinary shares beneficially through DTC to a buyer who holds the acquired Class A ordinary shares beneficially through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares by a seller who holds shares directly to any buyer, or by a seller who holds the shares beneficially through DTC to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty. Stamp duty is a liability of the buyer or transferee and is currently levied at the rate of 1% of the price paid or the market value of the shares acquired, if higher. The potential for stamp duty could adversely affect the price of our ordinary shares.

Risks Related to Taxation

Legislative and Regulatory Action by the U.S. Congress Could Materially and Adversely Affect Us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a U.S. resident, each of which could materially and adversely affect our effective tax rate and cash tax position.

We May Become Subject to Taxes in the Cayman Islands or Bermuda in the Future, Which May Have a Material Adverse Effect on Our Results of Operations.

United America Indemnity, Ltd. has been incorporated under the laws of the Cayman Islands as an exempted company and, as such, obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to us and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on our ordinary shares. This undertaking would not, however, prevent the imposition of taxes on any person ordinarily resident in the Cayman Islands or any company in respect of its ownership of real property or leasehold interests in the Cayman Islands. Given the limited duration of the undertaking, we cannot be certain that we will not be subject to Cayman Islands tax after the expiration of the 20-year period.

Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Operations. We received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Wind River Reinsurance or any of its operations, shares, debentures or other obligations through March 28, 2016. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Following the expiration of the period described above, we may become subject to taxes in the Cayman Islands or Bermuda, which may have a material adverse effect on our results of operations.

Global Indemnity or Wind River Reinsurance May Be Subject to U.S. Tax That May Have a Material Adverse Effect On Global Indemnity’s or Wind River Reinsurance’s Results of Operations.

Global Indemnity is an Irish company and Wind River Reinsurance is a Bermuda company. We seek to manage our business in a manner designed to reduce the risk that Global Indemnity and Wind River Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity or Wind River Reinsurance will be engaged in a trade or business in the United States. If Global Indemnity or Wind River Reinsurance were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations could be materially adversely affected.

The Impact of the Cayman Islands’ Letter of Commitment or Other Concessions to the Organization for Economic Cooperation and Development to Eliminate Harmful Tax Practices Is Uncertain and Could Adversely Affect the Tax Status of Our Subsidiaries in the Cayman Islands or Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated January 27, 2011, the Cayman Islands and Bermuda were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

There Is A Risk That Interest Paid By Our U.S. Subsidiaries To a Luxembourg Affiliate May Be Subject to 30% U.S. Withholding Tax.

U.A.I. (Luxembourg) Investment, S.à r.l., an indirectly owned Luxembourg subsidiary of Wind River Reinsurance, owns two notes issued by Global Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à r.l. by Global Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operation.

There is a Risk That Interest Income Imputed to Our Irish Affiliates May Be Subject to 25% Irish Income tax.

U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. The company intends to manage its operations in such a way that there will not be any material taxable income generated in Ireland under Irish law. However, there can be no assurance from the Irish authorities that a law may not be enacted that would impute income to U.A.I. (Ireland) Limited in the future or retroactively arising out of our current operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space in Bala Cynwyd, Pennsylvania which holds our principle executive offices and headquarters for our Insurance Operations. In addition, we lease additional office space in California, Georgia, Illinois, New York, North Carolina, and Texas which serves as office space for our field offices. Some of the office space in California also serves as office space for our claims operations. We also lease office space in Hamilton, Bermuda, which is used by our Reinsurance Operations. We lease office space in Cavan, Ireland which is used to support the operating needs of our Insurance and Reinsurance Operations. We believe the properties listed are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, we settled with AON for $16.3 million. We realized approximately $7.5 million, net of income taxes and attorney’s fees.

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Class A Ordinary Shares

Our Class A ordinary shares, par value $0.0001 per share, began trading on the Nasdaq Global Select Market, formerly the Nasdaq National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” On July 6, 2010, we changed our symbol to “GBLI” as part of a re-domestication transaction whereby all shares of “INDM” were replaced with shares of “GBLI” on a one-for-two basis. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A ordinary shares, as reported by the Nasdaq Global Select Market. Prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange.

	High	Low

Fiscal Year Ended December 31, 2010:
First Quarter	$19.90	$13.30
Second Quarter	20.36	14.38
Third Quarter	17.21	10.10
Fourth Quarter	21.25	15.46
Fiscal Year Ended December 31, 2009:
First Quarter	$26.96	$7.40
Second Quarter	12.94	7.46
Third Quarter	15.38	8.74
Fourth Quarter	17.82	13.24

There is no established public trading market for our Class B ordinary shares, par value $0.0001 per share.

As of March 3, 2011, there were approximately 1,800 beneficial holders of record of our Class A ordinary shares. As of March 3, 2011, there were 11 holders of record of our Class B ordinary shares, all of whom are affiliates of Fox Paine & Company.

Performance of Our Class A Ordinary Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s Class A ordinary shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index, which we believe are the most comparative indexes.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Global Indemnity plc	$100.0	$138.0	$108.5	$69.8	$43.1	$55.7
NASDAQ Insurance Index	100.0	112.1	111.2	98.3	98.8	113.2
NASDAQ Composite Index	100.0	109.5	120.3	71.5	102.9	120.3

Note:	We completed our Rights Offering on May 5, 2009, which increased our total outstanding Class A ordinary shares by 17.2 million shares. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Note:	We completed our re-domestication transaction on July 2, 2010, which resulted in shares of “INDM” being exchanged for shares of “GBLI” on a one-for-two basis. Share prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange. See Note 2 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the re-domestication.

Recent Sales of Unregistered Securities

On May 5, 2009, we completed the Rights Offering in which a total of 17,178,421 Class A ordinary shares and 11,435,244 Class B ordinary shares were issued. The issuance of the Class A ordinary shares included 41,588 Class A ordinary shares issued to an affiliate of Fox Paine & Company in a private placement pursuant to Section 4(2) of the Securities Act, as amended. The affiliate of Fox Paine & Company purchased the 41,588 Class A ordinary shares for $3.50 per share, which was the subscription price at which all Class A common shareholders and Class B common shareholders were entitled to purchase additional shares. All other shares issued in the Rights Offering were issued pursuant to a registration statement. The net proceeds of $91.8 million were used to support our strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Purchases of Our Class A Ordinary Shares

Our Share Incentive Plan allows employees to surrender shares of our Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During 2010, we purchased an aggregate of 12,088 of surrendered Class A ordinary shares from our employees for $0.2 million. All shares purchased from employees are held as treasury stock and recorded at cost. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for tabular disclosure of our share repurchases by month.

As part of the Rights Offering that was completed in May 2009, we purchased 5,000 Class A ordinary shares for $0.04 million that had been purchased by a former employee with the non-transferable Class A Rights that were distributed to that former employee for Class A ordinary shares held of non-vested restricted stock. Since the restricted stock was not vested, the former employee, upon leaving the Company, had to forfeit those Class A ordinary shares that had been purchased with the non-transferable Class A Rights that were distributed on that restricted stock. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Dividend Policy

We did not declare or pay cash dividends on any class of our ordinary shares in 2010 or 2009. Payment of dividends is subject to future determinations by the Board of Directors based on our results, financial conditions, amounts required to grow our business, and other factors deemed relevant by the Board.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Wind River Reinsurance, the Luxembourg Companies, and the U.S. Insurance Subsidiaries to pay dividends. Wind River Reinsurance and the U.S. Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Subsidiaries in 2010 and the maximum amount of distributions that they could pay as dividends in 2011.

For 2011, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of Global Indemnity. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2010 statutory financial statements that will be filed in 2011, Wind River Reinsurance could pay a dividend of up to $247.5 million without requesting BMA approval. Wind River is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2010, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There is no Luxembourg dividend withholding tax in 2010. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

For a discussion of factors affecting our ability to pay dividends, see “Business — Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds” in Item 7 of Part II, and Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated historical financial data for Global Indemnity and should be read together with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. No cash dividends were declared on common stock in any year presented in the table.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
(Dollars in thousands, except shares and per share data)

Consolidated Statements of Operations Data:
Gross premiums written	$345,763	$340,999	$378,700	$563,112	$652,965
Net premiums written	296,504	290,995	309,080	490,535	560,535
Net premiums earned	286,774	301,674	382,508	536,323	546,469
Net realized investment gains (losses)	26,437	15,862	(50,259)	968	(570)
Total revenues	370,487	387,750	400,079	614,632	612,437
Impairments of goodwill and intangible assets	—	—	(96,449)	—	—
Income (loss) from continuing operations(1)	84,903	75,437	(141,560)	98,917	89,338
Net income (loss)	84,903	75,437	(141,560)	98,917	99,418
Per share data:(2)(4)
Income (loss) from continuing operations(1)	$84,903	$75,437	$(141,560)	$98,917	$89,338
Basic	2.81	2.92	(7.74)	4.80	4.36
Diluted	2.80	2.91	(7.74)	4.76	4.32
Net income (loss) available to common shareholders	$84,903	$75,437	$(141,560)	$98,917	$99,418
Basic	2.81	2.92	(7.74)	4.80	4.85
Diluted	2.80	2.91	(7.74)	4.76	4.81
Weighted-average number of shares outstanding(3)
Basic	30,237,787	25,856,049	18,278,094	20,629,013	20,478,554
Diluted	30,274,259	25,881,610	18,278,094	20,785,119	20,668,308

(1)	The results of our discontinued operations for 2010, 2009, 2008, and 2007 relating to our Agency Operations that were sold in 2006 are included in income from continuing operations due to immateriality. The results of discontinued operations continue to be stated separately for 2006.

(2)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

(3)	In May 2009, we issued 17.2 million Class A ordinary shares and 11.4 million Class B ordinary shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, share counts for the prior periods have been restated.

(4)	Shares outstanding and per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

Consolidated Insurance Operating Ratios based on our GAAP Results:(1)

Loss ratio(2)(3)	45.4	56.2	79.8	55.8	55.7
Expense ratio	41.2	39.8	37.3	32.5	31.8

Combined ratio(2)(3)	86.6	96.0	117.1	88.3	87.5

Net/gross premiums written	85.8	85.3	81.6	87.1	85.8

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,717,186	$1,731,314	$1,599,528	$1,765,103	$1,656,664
Reinsurance receivables, net of allowance	422,844	543,351	679,277	719,706	982,502
Total assets	2,294,683	2,445,780	2,477,059	2,775,172	2,984,616
Senior notes payable	90,000	90,000	90,000	90,000	90,000
Junior subordinated debentures	30,929	30,929	30,929	46,393	61,857
Unpaid losses and loss adjustment expenses	1,052,743	1,257,741	1,506,429	1,503,237	1,702,010
Total shareholders’ equity	928,669	831,976	631,993	836,276	763,270

(1)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both our Insurance Operations and Reinsurance Operations.

(2)	Our 2010 loss and combined ratios were impacted by a $54.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2009 loss and combined ratios were impacted by a $9.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2008 loss and combined ratios were impacted by a $34.9 million increase of net losses and loss adjustment expenses for prior accident years. Our 2007 loss and combined ratios were impacted by a $29.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2006 loss and combined ratios were impacted by a $15.6 million reduction of net losses and loss adjustment expenses for prior accident years. See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	Our loss and combined ratios for 2010, 2009, 2008, 2007, and 2006 include $2.8 million, $5.8 million, $21.5 million, $1.7 million, and $4.6 million, respectively, of catastrophic losses from our U.S. Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 7 and “Risk Factors” in Item 1A above for more information. You should review “Risk Factors” in Item 1A above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Recent Developments

Re-domestication to Ireland

In February 2010, our Board of Directors approved a plan for us to re-domesticate from the Cayman Islands to Ireland. At a special shareholders meeting held on May 27, 2010, our shareholders approved the re-domestication proposal pursuant to which all United America Indemnity, Ltd. ordinary shares would be cancelled and all holders of such shares would receive ordinary shares of Global Indemnity plc, a newly formed Irish company, on a one-for-two basis. The re-domestication transaction was completed on July 2, 2010, following approval from the Grand Court of the Cayman Islands, at which time Global Indemnity plc replaced United America Indemnity, Ltd. as the ultimate parent company, and United America Indemnity, Ltd. became a wholly-owned subsidiary of Global Indemnity plc. Shares of United America Indemnity, Ltd. previously traded on the NASDAQ Global Select Market under the symbol “INDM.” Shares of the Irish company, Global Indemnity plc, began trading on the NASDAQ Global Select Market on July 6, 2010 under the symbol “GBLI.”

Profit Enhancement Initiative

On November 2, 2010, we committed to a Profit Enhancement Initiative with respect to our U.S. Insurance Operations. The plan was initiated on November 4, 2010, and is part of our efforts to streamline our operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. As part of this initiative, the Company intended to enhance profitability and earnings through reducing its U.S. based census by approximately 25%, closing underperforming U.S. facilities, and supplementing staffing in Bermuda and in Ireland. All action items relating to this initiative were implemented by December 31, 2010.

The total cost of implementing this initiative was recorded in our consolidated statements of operations within our Insurance Operations segment in the fourth quarter of 2010. Components of the initiative included: (1) employee termination and severance charges of $1.71 million; (2) expenses of $1.53 million relating to discontinuing use of leased office space, net of sublease income; (3) restructuring expenses of $0.63 million for related asset and leasehold improvement impairments; and (4) expenses of $2.91 million relating to the curtailment of our workers’ compensation product initiative, consisting of a minimum ceded premium charge of $1.48 on our workers’ compensation reinsurance treaty and $1.43 million in asset impairments. We project that this restructuring plan will result in annual savings beginning in 2011 of approximately $9 million to $11 million on a pre-tax basis, although there can be no assurance that all of these savings will be realized. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion on the Profit Enhancement Initiative.

Appointment of Matthew B. Scott

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

Appointment of Mr. James W. Crystal

On July 6, 2010, we announced the appointment of Mr. James W. Crystal to our Board of Directors, effective as of that date.

Retirement of Mr. Stephen A. Cozen

On September 22, 2010, we announced that Mr. Stephen A. Cozen will be retiring from our Board of Directors, effective as of December 31, 2010.

Appointment of Ms. Mary R. Hennessy

On September 22, 2010, we announced that Ms. Mary R. Hennessy, FCAS, has joined the Board, effective as of September 20, 2010.

AON Settlement

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, we settled with AON for $16.3 million. We realized approximately $7.5 million, net of income taxes and attorney’s fees.

New Zealand Earthquake

On February 22, 2011, an earthquake struck Christchurch, New Zealand. Given the magnitude and recent occurrence of this event, there is a lack of data available from industry participants resulting in significant uncertainty with respect to potential insured losses, and as a result, the Company’s potential losses from this event. While we are still evaluating the potential loss, our current estimate is approximately $5.1 million. Actual losses from this event may vary materially from our current estimates due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies in the data provided.

Japan Earthquake and Tsunami

On March 11, 2011, an earthquake and resultant tsunami struck off the northeast coast of Japan. Given the magnitude and recent occurrence of this event, there is a lack of data available from industry participants resulting in significant uncertainty with respect to potential insured losses, and as a result, the Company’s potential losses from this event. We are evaluating our exposure to loss from this event and have not determined an initial estimate.

Overview

Our Insurance Operations distribute property and casualty insurance products through a group of approximately 103 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

Our Reinsurance Operations are comprised of the operations of Wind River Reinsurance, a Bermuda based treaty reinsurer of excess and surplus lines and specialty property and casualty insurance.

We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, other investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to incur on the insurance policies we write. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies we write, net of ceding commissions earned from reinsurers and allocated internal costs. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and capital duty taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, and funds held on behalf of others.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 4 of the notes to consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability For Unpaid Losses And Loss Adjustment Expenses

Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for our Insurance Operations, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of this report. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

In addition to our internal reserve analysis, independent external actuaries performed a detailed review of our reserves for the second and fourth quarters of 2010. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

Loss reserve estimates for our Reinsurance Operations are developed by independent, external actuaries. The data for this analysis is organized by treaty and treaty year. As with our reserves for our Insurance Operations, reserves for our Reinsurance Operations are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts. Every treaty is reviewed each quarter, both gross and net of reinsurance.

The methods used to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:

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

For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and A&E.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during the second quarter of 2008 to reflect its best estimate of A&E exposures. In 2009, one of our insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

Reserve analyses performed by our internal and external actuaries result in actuarial point estimates. The results of the detailed reserve reviews were summarized and discussed with our senior management to determine the best estimate of reserves. This group considered many factors in making this decision. The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

Management’s best estimate at December 31, 2010 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,052.7 million and $645.5 million, respectively, as of December 31, 2010. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2010 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR(1)	Total

Insurance Operations	$348,354	$630,274	$978,628
Reinsurance Operations	20,277	53,840	74,117

Total	$368,631	$684,114	$1,052,745

	Net Reserves(2)
(Dollars in thousands)	Case	IBNR(1)	Total

Insurance Operations	$214,427	$357,926	$572,353
Reinsurance Operations	20,156	53,039	73,195

Total	$234,583	$410,965	$645,548

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses.

We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

The detailed reserve analyses that our internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. We determine our best estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year net loss estimate of $184.5 million for claims occurring during the year ended December 31, 2010:

		Severity Change
(Dollars in thousands)		−10%	−5%	0%	5%	10%

Frequency Change	−5%	$(26,747)	$(17,985)	$(9,223)	$(461)	$8,301
	−3%	(23,426)	(14,480)	(5,534)	3,413	12,359
	−2%	(21,766)	(12,728)	(3,689)	5,349	14,388
	−1%	(20,106)	(10,975)	(1,845)	7,286	16,417
	0%	(18,446)	(9,223)	—	9,223	18,446
	1%	(16,786)	(7,471)	1,845	11,160	20,475
	2%	(15,126)	(5,718)	3,689	13,097	22,504
	3%	(13,466)	(3,966)	5,534	15,033	24,533
	5%	(10,145)	(461)	9,223	18,907	28,591

Our net reserves for losses and loss expenses of $645.5 million as of December 31, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

We regularly review the collectability of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At December 31, 2010, our reinsurance receivables were $423.0 million, net of an allowance for uncollectible reinsurance receivables of $12.7 million. At December 31, 2010, the Company held collateral securing its reinsurance receivables of $289.3 million. Reinsurance receivables, net of collateral held, were $133.7 million at December 31, 2010. For a listing of the ten reinsurers for which we have the largest reinsurance asset amounts as of December 31, 2010, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report. See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning the collectability of our reinsurance receivables.

Investments

The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During our review, we consider credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of our securities with gross unrealized losses as of December 31, 2010 and 2009, and for other than temporary impairment losses that we recorded for the years ended December 31, 2010, 2009, and 2008, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Fair Value Measurements

We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information about the fair value hierarchy and our assets that are accounted for at fair value.

Goodwill and Intangible Assets

During 2008, the gross written premium of Penn-America declined and the Company’s and certain of its competitors’ market values declined, indicating that goodwill and other intangible assets might be impaired. After testing, the Company concluded that impairment of goodwill and partial impairment of the intangible assets related to the merger with Penn-America Group, Inc. was necessary. As a result, the Company recorded an impairment charge of $92.2 million, net of tax, in the fourth quarter of 2008 related to the Company’s 2005 merger with Penn-America Group, Inc. The impairment charge of $92.2 million is comprised of a goodwill impairment of $84.3 million, an impairment of indefinite lived intangible assets of $0.8 million pre-tax, $0.5 million after tax, and an impairment of definite lived intangible assets of $11.4 million pre-tax, $7.4 million after-tax.

See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details concerning the goodwill and intangible asset testing related to 2008.

During 2009 there were no changes to goodwill which was fully impaired in 2008. There were no impairments to indefinite lived or definite lived intangible assets. The balance of definite lived intangible assets related to the merger with the Penn-America Group, Inc. of $0.04 million, net of accumulated amortization, amortized fully in 2010.

In April 2010, the Company recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition. The acquisition was recorded as a business combination using the acquisition method of accounting in accordance with applicable accounting guidance. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. The trademarks were determined to be indefinite lived and are not subject to amortization. The customer relationships and non-compete agreements were determined to be definite lived and will be amortized over their estimated useful lives. The customer relationships will be amortized over fifteen years, and the non-compete agreements will be amortized over two years.

See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details concerning the 2010 acquisition.

Taxation

We provide for income taxes in accordance with applicable accounting guidance. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 2009, we recognized $8.6 million of investment income related to the liquidation of investments in two limited partnerships. Our 2009 tax provision includes federal income tax expense of $3.0 million related to this investment income.

We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our tax uncertainties.

Our Business Segments

We manage our business through two business segments: Insurance Operations, which includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies, and Reinsurance Operations, which are the operations of Wind River Reinsurance.

We evaluate the performance of our Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of our segments.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010		2009		2008

Insurance Operations premiums written:
Gross premiums written	$245,481		$267,992		$353,130
Ceded premiums written	49,416		49,728		47,651

Net premiums written	$196,065		$218,264		$305,479

Reinsurance Operations premiums written:
Gross premiums written	$100,282		$73,007		$25,570
Ceded premiums written	(157)		276		21,969

Net premiums written	$100,439		$72,731		$3,601

Revenues:(1)
Insurance Operations	$194,820		$250,409		$374,174
Reinsurance Operations	92,607		51,265		8,334

Total revenues	$287,427		$301,674		$382,508

Expenses:(2)
Insurance Operations	$162,626	(3)	$252,494	(3)	$431,114 (3)
Reinsurance Operations	85,897		36,817		16,827

Net expenses	$248,523		$289,311		$447,941

Income (loss) from segments:
Insurance Operations	$32,194		$(2,085)		$(56,940)
Reinsurance Operations	6,710		14,448		(8,493)

Total income (loss) from segments	$38,904		$12,363		$(65,433)

Insurance combined ratio analysis:(4)
Insurance Operations
Loss ratio	36.6		58.4		78.5
Expense ratio	47.1		42.4		36.7

Combined ratio	83.7		100.8		115.2

Reinsurance Operations
Loss ratio	63.9		45.2		136.2
Expense ratio	28.8		26.6		65.7

Combined ratio	92.7		71.8		201.9

Consolidated
Loss ratio	45.4		56.2		79.8
Expense ratio	41.2		39.8		37.3

Combined ratio	86.6		96.0		117.1

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments.

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $1,021, $1,342, and $1,871 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2010, 2009, and 2008, respectively.

(4)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

Results of Operations

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment are as follows:

			Increase/(Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$245,481	$267,992	$(22,511)	(8.4)%

Net premiums written	$196,065	$218,264	$(22,199)	(10.2)%

Net premiums earned	$194,167	$250,409	$(56,242)	(22.5)%
Other income	653	—	653	100.0%

Total revenues	$194,820	$250,409	$(55,589)	(22.2)%
Losses and expenses:
Net losses and loss adjustment expenses	71,175	146,197	(75,022)	(51.3)%
Acquisition costs and other underwriting expenses(1)	91,451	106,297	(14,846)	(14.0)%

Income (loss) from underwriting	$32,194	$(2,085)	$34,279	1,644.1%

Underwriting Ratios:
Loss ratio:
Current accident year	65.9	62.0	3.9
Prior accident year	(29.3)	(3.6)	(25.7)

Calendar year	36.6	58.4	(21.8)
Expense ratio:
Current accident year	45.7	42.1	3.6
Prior accident year	1.4	0.3	1.1

Calendar year	47.1	42.4	4.7

Combined ratio	83.7	100.8	(17.1)

(1)	Includes excise tax of $1,021 and $1,342 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2010 and 2009, respectively.

Premiums

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $245.5 million for 2010, compared with $268.0 million for 2009, a decrease of $22.5 million or 8.4%. The decrease was primarily due to declines in the Penn-America book of business and price decreases in the aggregate of 3.0%, offset partially by growth in our brokerage operations.

Net premiums written, which equals gross premiums written less ceded premiums written, was $196.1 million for 2010, compared with $218.3 million for 2009, a decrease of $22.2 million or 10.2%. The decrease was primarily due to the reduction of gross premiums written noted above, higher reinsurance costs, and a minimum premium charge of $1.5 million related to the curtailment of our workers’ compensation initiative. In 2011, we increased retention on our property per risk reinsurance agreement from $1 million to $2 million as well as cancelled our Penn-America property quota share treaty. Please see Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more information on our treaty renewals.

The ratio of net premiums written to gross premiums written was 79.9% for 2010 and 81.4% for 2009, a decline of 1.5 points, which was primarily due to increased reinsurance costs and the minimum premium charge noted above. Without the impact of the premium charge, the ratio of net premiums written to gross premiums written was 80.5% in 2010.

Net premiums earned were $194.2 million for 2010, compared with $250.4 million for 2009, a decrease of $56.2 million or 22.5%. The decrease was primarily due to the reductions in net premiums written in recent years.

Property net premiums earned for 2010 and 2009 were $75.2 million and $103.5 million, respectively. Casualty net premiums earned for 2010 and 2009 were $119.0 million and $146.9 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 36.6% for 2010 compared with 58.4% for 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The loss ratio improved 25.7 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $56.8 million in 2010 compared to a decrease of net losses and loss adjustment expenses for prior accident years of $9.1 million in 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2010, we reduced our prior accident year loss reserves by $56.6 million and reduced our allowance for uncollectible reinsurance by $0.2 million. The reduction of our prior accident year loss reserves primarily consisted of a $43.7 million reduction in our general liability lines, a $5.4 million reduction in our umbrella lines, a $4.9 million reduction in our professional liability lines, and a $2.0 million reduction in our property lines:

•	General Liability: The reduction in the general liability lines primarily consisted of reductions of $45.4 million related to accident years 2002 through 2009 due to lower than anticipated frequency and severity. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. This reduction was partially offset by net increases of $1.8 million related to accident years 2001 and prior where the Company increased the loss and loss adjustment expense estimates related to construction defect claims.

•	Umbrella: The $5.4 million reduction in the umbrella lines related to all accident years 2009 and prior due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.

•	Professional Liability: The reduction in the professional liability lines primarily consisted of reductions of $9.9 million related to accident years 2001 through 2008 driven by lower than expected paid and incurred activity during the quarter. This reduction was partially offset by increases of $5.0 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

•	Property: The reduction in the property lines primarily consisted of reductions of $2.9 million related to accident years 2002 and 2004 through 2008 driven by lower than anticipated severity, partially offset by increases of $0.9 million primarily related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

The reduction in our allowance for uncollectible reinsurance is primarily due to the decrease in the amount of our carried reinsurance receivables.

•	In 2009, we reduced our prior accident year loss reserves by $8.4 million and reduced our allowance for uncollectible reinsurance by $0.7 million. The reduction of our prior accident year loss reserves primarily consisted of a $5.5 million reduction in our property lines, a $2.9 million reduction in our general liability lines, and a $4.7 million reduction in our umbrella lines, offset by a $4.7 million increase in our professional liability lines:

•	Property: The reduction in the property lines primarily consisted of reductions related to accident year 2006 through 2008 due to better than expected loss emergence in Diamond State brokerage.

•	General Liability: The reduction in the general liability lines primarily consisted of net reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during those years, partially offset by increases of $10.6 million related to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions for Penn-America.

•	Umbrella: The reduction in the umbrella lines primarily consisted of net reductions of $5.1 million related to accident years 2007 and prior that were driven by loss emergence throughout the year that was consistently better than expected, partially offset by increases of $0.4 million related to accident year 2008.

•	Professional Liability: The increase to the professional liability lines primarily consisted of increases of $10.1 million related to accident years 2007 and 2008 due to an increase in severity, partially offset by net reductions of $5.4 million primarily related to accident years 2006 and prior.

The reduction in our allowance for uncollectible reinsurance is primarily due to the decrease in the amount of our carried reinsurance receivables.

The current accident year loss ratio increased 3.9 points in 2010 due to increases in both the property and casualty loss ratios:

•	The current accident year property loss ratio increased 5.9 points from 55.3% in 2009 to 61.2% in 2010, which consisted of a 6.1 point increase in the non-catastrophe loss ratio from 51.4% in 2009 to 57.5% in 2010, offset by a 0.1 point decrease in the catastrophe loss ratio from 3.9% in 2009 to 3.8% in 2010. There was very little significant catastrophe activity during 2010 and 2009. Catastrophe losses were $2.8 million and $4.0 million in 2010 and 2009, respectively. The property loss ratio was impacted by rate decreases of approximately 3.4% as well as higher reinsurance costs in 2010 when compared to 2009. Property net premiums earned for 2010 and 2009 were $75.2 million and $103.5 million, respectively.

•	The current accident year casualty loss ratio increased 2.1 points from 66.8% in 2009 to 68.9% in 2010 primarily due to rate decreases of approximately 2.7% and higher reinsurance costs in 2010. Casualty net premiums earned for 2010 and 2009 were $119.0 million and $146.9 million, respectively.

Net losses and loss adjustment expenses were $71.2 million for 2010, compared with $146.2 million for 2009, a decrease of $75.0 million or 51.3%. Excluding the $56.8 million reduction of net losses and loss adjustment expenses for prior accident years in 2010 and the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in 2009, the current accident year net losses and loss adjustment expenses were $128.0 million and $155.3 million for 2010 and 2009, respectively. This decrease is primarily attributable to a decrease in net premiums earned.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $91.5 million for 2010, compared with $106.3 million for 2009, a decrease of $14.8 million or 14.0%. The decrease is due to a $12.6 million decrease in acquisition costs and a $2.2 million decrease in other underwriting expenses. We incurred $2.8 million in acquisition costs related to prior accident years in 2010, compared with $0.8 million related to prior accident years in 2009, an increase of $2.0 million.

•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned. The increase in acquisition costs related to prior accident years is primarily due to an increase in contingent commissions related to the prior accident year loss reserve releases noted above.

•	The decrease in other underwriting expenses is primarily due to decreases in compensation related expenses and decreases in legal fees, partially offset by one-time charges of $3.9 million related to the Profit Enhancement Initiative. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion on the Profit Enhancement Initiative.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 47.1% for 2010, compared with 42.4% for 2009. The current accident year expense ratio was 45.7% for 2010, compared with 42.1% for 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above, as well as one-time charges related to the Profit Enhancement Initiative of 1.5% or $3.9 million.

The combined ratio for our Insurance Operations was 83.7% for 2010, compared with 100.8% for 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio increased from 104.2% in 2009 to 111.6% in 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from underwriting

The factors described above resulted in income from underwriting for our Insurance Operations of $32.2 million for 2010, compared with a loss from underwriting of $2.1 million for 2009, an increase of $34.3 million.

Reinsurance Operations

The components of income from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

			Increase/(Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$100,282	$73,007	$27,275	37.4%

Net premiums written	$100,439	$72,731	$27,708	38.1%

Net premiums earned	$92,607	$51,265	$41,342	80.6%
Losses and expenses:
Net losses and loss adjustment expenses	59,184	23,185	35,999	155.3%
Acquisition costs and other underwriting expenses	26,713	13,632	13,081	96.0%

Income from underwriting	$6,710	$14,448	$(7,738)	(53.6)%

Underwriting Ratios:
Loss ratio:
Current accident year	61.0	45.2	15.8
Prior accident year	2.9	—	2.9

Calendar year loss ratio	63.9	45.2	18.7
Expense ratio:
Current accident year	27.2	26.6	0.6
Prior accident year	1.6	—	1.6

Calendar year	28.8	26.6	2.2

Combined ratio	92.7	71.8	20.9

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $100.3 million for 2010, compared with $73.0 million for 2009, an increase of $27.3 million or 37.4%. The increase was primarily due to several new reinsurance treaties that were written during 2010.

Net premiums written, which equals gross premiums written less ceded premiums written, was $100.4 million for 2010, compared with $72.7 million for 2009, an increase of $27.7 million or 38.1%. The increase was primarily due to the increase in gross premiums written as described above.

The ratio of net premiums written to gross premiums written was 100.2% for 2010 and 99.6% for 2009.

Net premiums earned were $92.6 million for 2010, compared with $51.3 million for 2009, an increase of $41.3 million or 80.6%. The increase was primarily due to new reinsurance treaties that commenced during 2009 and 2010. Property net premiums earned for 2010 and 2009 were $35.3 million and $23.5 million, respectively. Casualty net premiums earned for 2010 and 2009 were $57.3 million and $27.8 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 63.9% for 2010 compared with 45.2% for 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The impact of changes to prior accident years is an increase of 2.9 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $2.7 million in 2010 and an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2010, we increased our prior accident year loss reserves by $2.7 million. The increase in our prior accident year loss reserves primarily consisted of a $2.6 million increase in our automobile liability lines, a $0.5 million increase in our workers’ compensation lines, offset partially by a decrease of $0.5 million in our property lines:

•	Automobile Liability: The increase in the automobile liability lines was primarily due to increases of $2.5 million related to higher frequency within accident year 2009 from a non-standard auto treaty.

•	Workers’ Compensation: The increase in our workers’ compensation lines is related to an accident year 2009 structured excess of loss treaty where we increased our loss estimates based on industry workers’ compensation results.

•	Property: The reduction in the property lines primarily consisted of reductions of $0.7 million related to accident year 2009, partially offset by increases of $0.2 million related to accident year 2008. These changes are due to continuing emergence of loss trends on our catastrophe treaty.

•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases in our general liability lines. The increase to the general liability lines was related to accident years 2007 and 2008.

In 2010, the current accident year loss ratio increased 15.8 points from 45.2% in 2009 to 61.0% in 2010. The casualty lines loss ratio was 75.1% in 2010 compared to 77.1% in 2009. The property lines loss ratio was 38.2% in 2010 compared to 7.5% in 2009. We experienced abnormally low levels of catastrophe losses in 2009. In 2010, we experienced catastrophe losses from New Zealand earthquakes, Perth hail storms, Australian floods and other smaller events.

Net losses and loss adjustment expenses were $59.2 million for 2010, compared with $23.2 million for 2009, an increase of $36.0 million or 155.3%. Excluding the $2.7 million increase of net losses and loss adjustment expenses for prior accident years in 2010 and the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in 2009, the current accident year net losses and loss adjustment expenses were $56.5 million and $23.2 million for 2010 and 2009, respectively. This increase is primarily attributable to an increase in net premiums earned and the factors that caused an increased current accident year loss ratio, as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $26.7 million for 2010, compared with $13.6 million for 2009, an increase of $13.1 million or 96.0%. We incurred $1.5 million in acquisition costs related to prior accident years in 2010, while we did not make any adjustments to prior accident year acquisition costs in 2009. The entire increase in acquisition costs and other underwriting expenses is due to increases in commissions resulting from the increase in net premiums earned. The increase in acquisition costs related to prior accident years is primarily due to timing of contingent commission expenses incurred.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 28.8% for 2010, compared with 26.6% for 2009. The current accident year expense ratio was 27.2% for 2010, compared with 26.6% for 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to changes in our mix of business.

The combined ratio for our Reinsurance Operations was 92.7% for 2010, compared with 71.8% for 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio increased from 71.8% in 2009 to 88.2% in 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income from underwriting

The factors described above resulted in income from underwriting for our Reinsurance Operations of $6.7 million in 2010, compared to $14.4 million in 2009, a decrease of $7.7 million.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase/(Decrease)
	2010	2009	$	%
(Dollars in thousands)

Net investment income	$56,623	$70,214	$(13,591)	(19.4)%
Net realized investment gains	26,437	15,862	10,575	66.7%
Corporate and other operating expenses	(21,127)	(16,752)	4,375	26.1%
Interest expense	(7,020)	(7,216)	(196)	(2.7)%
Income tax expense	(8,892)	(4,310)	4,582	106.3%
Equity in net income (loss) of partnership, net of tax	(22)	5,276	(5,298)	(100.4%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $56.6 million for 2010, compared with $70.2 million for 2009, a decrease of $13.6 million or 19.4%.

•	Gross investment income was $62.6 million for 2010, compared with $74.9 million for 2009, a decrease of $12.3 million or 16.4%. There was no investment income generated by our limited partnership investments in 2010, but $8.6 million generated from these investments in 2009. Excluding distributions from our limited partnership investments, gross investment income for 2010 decreased $3.6 million or 5.5% compared to 2009. The remaining decrease was primarily due to continuing declines in our yield as interest rates declined throughout 2010. We reduced the average duration of our investment portfolio in 2010 in order to maintain a defensive posture in the current low interest rate environment. We continue to increase our investments in equity securities and corporate loans, which generally have a higher yield than traditional fixed income securities to offset the increased credit risk.

Cash and invested assets, net of payable for securities purchased, increased to $1,712.4 million as of December 31, 2010 from $1,694.1 million as of December 31, 2009, an increase of $18.3 million or 1.1%. This increase was primarily due to timing of purchases and sales of securities.

•	Investment expenses were $6.0 million for 2010, compared with $4.7 million for 2009, an increase of $1.3 million or 28.2%. The increase was primarily due to additional fees related to our investments in corporate loans.

The average duration of our fixed maturities portfolio was 2.2 years as of December 31, 2010, compared with 2.8 years as of December 31, 2009. Including cash and short-term investments, the average duration of our fixed maturities portfolio as of December 31, 2010 and 2009 was 2.1 years. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2010, our book yield on our fixed maturities, not including cash, was 3.92% compared with 4.34% at December 31, 2009. As of December 31, 2010, our investment portfolio held $180.9 million in tax-exempt municipals with a book yield of 3.68% and $64.1 million in taxable municipals with a book yield of 2.99%.

Net Realized Investment Gains

Net realized investment gains were $26.4 million for 2010, compared with $15.9 million for 2009. The net realized investment gains for 2010 consist primarily of net gains of $17.4 million relative to our fixed maturities and $9.5 relative to our equity securities, offset by other than temporary impairment losses of $0.5 million. The net realized investment gains for 2009 consist primarily of net gains of $5.4 million relative to market value changes in our convertible portfolio and net gains of $16.1 million relative to our fixed maturities and equity portfolios, offset by other than temporary impairment losses of $5.6 million.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2010 and 2009.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, development costs, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $21.1 million for 2010, compared with $16.8 million for 2009, an increase of $4.4 million or 26.1%. This increase was primarily due to one-time charges related to the Profit Enhancement Initiative and infrastructure costs related to IT upgrades, offset by decreases in professional service fees.

Interest Expense

Interest expense was $7.0 million and $7.2 million for 2010 and 2009, respectively. The reduction was due to decreases in LIBOR rates during 2010, which is the basis for interest paid on the trust preferred debt. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Income Tax Expense

Income tax expense was $8.9 million for 2010, compared with $4.3 million for 2009. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Equity in Net Earnings (Loss) of Partnerships

Equity in net loss of partnerships, net of tax was $0.02 million for 2010, compared with equity in net earnings of partnerships, net of tax of $5.3 million for 2009, a decrease of $5.3 million. The income in 2009 was due to the performances of limited partnership investments which invest mainly in high yield bonds and corporate loans. All but the remaining value of $1.1 million of the partnership interests that generated income in 2009 was redeemed as of December 31, 2009. The Company’s remaining interest of $1.1 million was liquidated in February 2011.

Net Income

The factors described above resulted in net income of $84.9 million in 2010, compared with $75.4 million in 2009, an increase of $9.5 million.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Insurance Operations

The components of loss from underwriting and underwriting ratios of our Insurance Operations segment are as follows:

			Increase/(Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$267,992	$353,130	$(85,138)	(24.1)%

Net premiums written	$218,264	$305,479	$(87,215)	(28.6)%

Net premiums earned	$250,409	$374,174	$(123,765)	(33.1)%
Losses and expenses:
Net losses and loss adjustment expenses	146,197	293,820	(147,623)	(50.2)%
Acquisition costs and other underwriting expenses(1)	106,297	137,294	(30,997)	(22.6)%

Loss from underwriting	$(2,085)	$(56,940)	$54,855	(96.3)%

Underwriting Ratios:
Loss ratio:
Current accident year	62.0	69.7	(7.7)
Prior accident year	(3.6)	8.8	(12.4)

Calendar year	58.4	78.5	(20.1)
Expense ratio	42.4	36.7	5.7

Combined ratio	100.8	115.2	(14.4)

(2)	Includes excise tax of $1,342 and $1,871 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2009 and 2008, respectively.

Premiums

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $268.0 million for 2009, compared with $353.1 million for 2008, a decrease of $85.1 million or 24.1%. The decrease was primarily due to a reduction of $35.1 million due to terminated programs and agents and a reduction of $50.0 million from price decreases and other market factors.

Net premiums written, which equals gross premiums written less ceded premiums written, was $218.3 million for 2009, compared with $305.5 million for 2008, a decrease of $87.2 million or 28.6%. The decrease was primarily due to the reduction of gross premiums written noted above.

The ratio of net premiums written to gross premiums written was 81.4% for 2009 and 86.5% for 2008, a decline of 5.1 points, which was primarily due to $11.5 million of ceded premiums written related to a new quota share treaty that we executed on Penn-America’s property lines of business effective January 1, 2009 and changes in our mix of business.

Net premiums earned were $250.4 million for 2009, compared with $374.2 million for 2008, a decrease of $123.8 million or 33.1%. The decrease was primarily due to the reductions of net premiums written in recent years.

Property net premiums earned for 2009 and 2008 were $103.5 million and $137.9 million, respectively. Casualty net premiums earned for 2009 and 2008 were $146.9 million and $236.3 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 58.4% for 2009 compared with 78.5% for 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The impact of changes to prior accident years is 12.4 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $9.1 million in 2009 compared to an increase of net losses and loss adjustment expenses for prior accident years of $33.0 million in 2008. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2009, we reduced our prior accident year loss reserves by $8.4 million and reduced our allowance for uncollectible reinsurance by $0.7 million. The reduction of our prior accident year loss reserves primarily consisted of a $5.5 million reduction in our property lines, a $2.9 million reduction in our general liability lines, and a $4.7 million reduction in our umbrella lines, offset by a $4.7 million increase in our professional liability lines:

•	Property: The reduction in the property lines primarily consisted of reductions related to accident years 2006 through 2008 due to better than expected loss emergence in Diamond State brokerage.

•	General Liability: The reduction in the general liability lines primarily consisted of net reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during those years, partially offset by increases of $10.6 million related to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions for Penn-America.

•	Umbrella: The reduction in the umbrella lines primarily consisted of net reductions of $5.1 million related to accident years 2007 and prior that were driven by loss emergence throughout the year that was consistently better than expected, partially offset by increases of $0.4 million related to accident year 2008.

•	Professional Liability: The increase to the professional liability lines primarily consisted of increases of $10.1 million related to accident years 2007 and 2008 due to an increase in severity, partially offset by net reductions of $5.4 million primarily related to accident years 2006 and prior.

The reduction in our allowance for uncollectible reinsurance is primarily due to the decrease in the amount of our carried reinsurance receivables.

•	In 2008, we increased our prior accident year loss reserves by $29.9 million and increased our allowance for uncollectible reinsurance by $3.1 million. The loss reserves increase of $29.9 million consisted of increases of $15.9 million in our general liability lines and $15.7 million in our professional liability lines, offset by reductions of $1.2 million in our property lines and $0.5 million in our umbrella lines.

•	General Liability: The increase to the general liability lines consisted of increases of $20.5 million related to accident years 2006, 2007 and 2001 and prior, offset by reductions of $4.6 million related to accident years 2002 through 2005. The increases in 2006 and 2007 are primarily related to greater severity.

•	Professional Liability: The increase to the professional liability lines consisted of increases of $17.7 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The increases in 2006 and 2007 are primarily related to greater severity.

•	Property: The reduction in property lines consisted of reductions of $2.6 million related to accident years 2008 and 2003 and prior, offset by increases of $1.4 million primarily related to accident years 2004 through 2006.

•	Umbrella: The reduction in umbrella lines was primarily related to accident years 2004 and prior.

The current accident year loss ratio decreased 7.7 points in 2009 primarily due to a decrease in both the property and casualty loss ratios:

•	The current accident year property loss ratio decreased 13.9 points from 69.2% in 2008 to 55.3% in 2009, which consists of an 11.4 point decrease in the catastrophe loss ratio from 15.3% in 2008 to 3.9% in 2009 and a 2.5 point decrease in the non-catastrophe loss ratio from 53.9% in 2008 to 51.4% in 2009. Catastrophe losses were $4.0 million and $21.1 million in 2009 and 2008, respectively. Catastrophe losses in 2008 included net loss and loss adjustment expenses related to Hurricanes Ike and Gustav, which occurred in September 2008, and storms in the Midwest that occurred in the first half of 2008. Property net premiums earned for 2009 and 2008 were $103.5 million and $137.9 million, respectively.

•	The current accident year casualty loss ratio decreased 3.2 points from 70.0% in 2008 to 66.8% in 2009 primarily due to changes in our mix of business. Casualty net premiums earned for 2009 and 2008 were $146.9 million and $236.3 million, respectively.

Net losses and loss adjustment expenses were $146.2 million for 2009, compared with $293.8 million for 2008, a decrease of $147.6 million or 50.2%. Excluding the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in 2009 and the $33.0 million increase of net losses and loss adjustment expenses for prior accident years in 2008, the current accident year net losses and loss adjustment expenses were $155.3 million and $260.8 million for 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned and the decline in the items noted in the loss ratio as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $106.3 million for 2009, compared with $137.3 million for 2008, a decrease of $31.0 million or 22.6%. The decrease is due to a $32.5 million decrease in acquisition costs, offset by a $1.5 million increase in other underwriting expenses.

•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.

•	The increase in other underwriting expenses is primarily due to the incurrence of infrastructure costs related to new product development, information technology upgrades, and additional office locations.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 42.4% for 2009, compared with 36.7% for 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.

The combined ratio for our Insurance Operations was 100.8% for 2009, compared with 115.2% for 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $9.1 million reduction of prior accident year loss reserves in 2009 and a $33.0 million increase of prior accident year loss reserves in 2008, the combined ratio decreased from 106.4% for 2008 to 104.4% for 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from underwriting

The factors described above resulted in a loss from underwriting for our Insurance Operations of $2.1 million for 2009, compared with a loss from underwriting of $56.9 million for 2008, a decrease in the loss of $54.8 million.

Reinsurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

			Increase/(Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$73,007	$25,570	$47,437	185.5%

Net premiums written	$72,731	$3,601	$69,130	1,919.7%

Net premiums earned	$51,265	$8,334	$42,931	515.1%
Losses and expenses:
Net losses and loss adjustment expenses	23,185	11,354	11,831	104.2%
Acquisition costs and other underwriting expenses	13,632	5,473	8,159	149.1%

Income (loss) from underwriting	$14,448	$(8,493)	$22,941	N/M

Underwriting Ratios:
Loss ratio:
Current accident year	45.2	112.8	(67.6)
Prior accident year	—	23.4	(23.4)

Calendar year loss ratio	45.2	136.2	(91.0)
Expense ratio	26.6	65.7	(39.1)

Combined ratio	71.8	201.9	(130.1)

N/M — Not meaningful

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $73.0 million for 2009, compared with $25.6 million for 2008, an increase of $47.4 million or 185.5%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009. One of the treaties we entered into during the first quarter was a catastrophe book of business.

Net premiums written, which equals gross premiums written less ceded premiums written, was $72.7 million for 2009, compared with $3.6 million for 2008, an increase of $69.1 million or 1,919.7%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009.

The ratio of net premiums written to gross premiums written was 99.6% for 2009 and 14.1% for 2008, an increase of 85.5 points, which was primarily due to changes in our mix of business. In 2008, one of our largest treaties was 95% retro-ceded.

Net premiums earned were $51.3 million for 2009, compared with $8.3 million for 2008, an increase of $43.0 million or 515.1%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009 and a decrease in the amount of gross premiums retro-ceded to our reinsurers in 2008. Property net premiums earned for 2009 and 2008 were $23.5 million and $0.6 million, respectively. Casualty net premiums earned for 2009 and 2008 were $27.8 million and $7.7 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 45.2% for 2009 compared with 136.2% for 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The impact of changes to prior accident years is a reduction of 23.4 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $1.9 million in 2008. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases in our general liability lines. The increase to the general liability lines was related to accident years 2007 and 2008.

•	In 2008, we increased our prior accident year loss reserves by $1.9 million, which primarily consisted of an increase of $2.6 million in our professional liability lines, offset by reductions of $0.6 million in our general liability lines and $0.1 million in our property lines. The increase to the professional liability lines was related to accident year 2008. The reduction to the general liability lines was related to accident years 2004 through 2006. The reduction in the property lines was related to accident year 2007.

In 2009, the current accident year loss ratio decreased 67.6 points from 112.8% in 2008 to 45.2% in 2009. In 2008, our book was primarily comprised of casualty business that included a treaty that was not performing profitably and that has since been terminated. In 2009, our book is primarily comprised of approximately 50% casualty and 50% property business, based on net earned premiums.

Net losses and loss adjustment expenses were $23.2 million for 2009, compared with $11.3 million for 2008, an increase of $11.9 million or 104.2%. Excluding the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in 2009 and the $1.9 million increase of net losses and loss adjustment expenses for prior accident years in 2008, the current accident year net losses and loss adjustment expenses were $23.2 million and $9.4 million for 2009 and 2008, respectively. This increase is primarily attributable to an increase in net premiums earned, which increased from $8.3 million in 2008 to $51.3 million in 2009, offset partially by an improved loss ratio in 2009 compared with 2008 as described below.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $13.6 million for 2009, compared with $5.5 million for 2008, an increase of $8.1 million or 149.1%. The increase is due to a $7.8 million increase in acquisition costs and a $0.3 million increase in other underwriting expenses.

•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.

•	The increase in other underwriting expenses is primarily due to an increase in property and office costs, legal fees, and professional services, partially offset by reductions in total compensation expenses.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 26.6% for 2009, compared with 65.7% for 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned noted above.

The combined ratio for our Reinsurance Operations was 71.8% for 2009, compared with 201.9% for 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.03 million increase of prior accident year loss reserves in 2009 and a $1.9 million increase of prior accident year loss reserves in 2008, the combined ratio decreased from 178.5% for 2008 to 71.8% for 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (Loss) from underwriting

The factors described above resulted in income from underwriting for our Reinsurance Operations of $14.4 million for 2009, compared with a loss from underwriting of $8.5 million for 2008, an increase in income of $22.9 million.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase/(Decrease)
(Dollars in thousands)	2009	2008	$	%

Net investment income	$70,214	$67,830	$2,384	3.5%
Net realized investment gains (losses)	15,862	(50,259)	66,121	N/M
Corporate and other operating expenses	(16,752)	(13,918)	(2,834)	20.4%
Interest expense	(7,216)	(8,657)	1,441	(16.6)%
Impairments of goodwill and intangible assets	—	(96,449)	96,449	100.0%
Income tax benefit (expense)	(4,310)	29,216	(33,526)	N/M
Equity in net income (loss) of partnership, net of tax	5,276	(3,890)	9,166	N/M

N/M — Not meaningful

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $70.2 million for 2009, compared with $67.8 million for 2008, an increase of $2.4 million or 3.5%.

•	Gross investment income, excluding realized gains and losses, was $74.9 million for 2009, compared with $72.8 million for 2008, an increase of $2.1 million or 2.8%. The increase was primarily due to gross investment income of $8.6 million generated by liquidating some of our limited partnership investments, offset by reductions due to decreases in interest rates. There was no investment income generated by our limited partnership investments for 2008. Excluding distributions from our limited partnership investments, gross investment income for 2009 decreased 9.0% compared to 2008. This decrease is due to reductions in interest rates. Cash and invested assets, net of payable for securities purchased of $37.3 million, increased to $1,694.1 million as of December 31, 2009 from $1,598.8 million as of December 31, 2008, an increase of $95.3 million or 6.0%. This increase was primarily due to proceeds from the Rights Offering. A portion of these proceeds were invested in a limited partnership which resulted in $1.7 million of equity in net income of partnerships in the consolidated statement of operations. This ownership was redeemed in December 2009. The remaining portion of the proceeds were invested short-term investments until later in the year at which time they were invested in assets which are expected to produce higher yields in 2010.

•	Investment expenses were $4.7 million for 2009, compared with $5.0 million for 2008, a decrease of $0.3 million or 6.3%. The decrease was primarily due to the decrease in trust fees and a change in fee structure resulting from a change in investment managers.

The average duration of our fixed maturities portfolio was 2.8 years as of December 31, 2009, compared with 3.1 years as of December 31, 2008. Including cash and short-term investments, the average duration of our investments as of December 31, 2009 and 2008 was 2.5 years. At December 31, 2009, our book yield on our fixed maturities, not including cash, was 4.34% compared with 4.95% at December 31, 2008. The book yield on the $194.0 million of municipal bonds in our portfolio was 3.88% at December 31, 2009.

Net Realized Investment Gains (Losses)

Net realized investment gains were $15.9 million for 2009, compared with net realized investment losses of $50.3 million for 2008. The net realized investment gains for 2009 consist primarily of net gains of $5.4 million relative to market value changes in our convertible portfolio and net gains of $16.1 million relative to our fixed maturities and equity portfolios, offset by other than temporary impairment losses of $5.6 million. The net realized investment losses for 2008 consist primarily of net losses of $5.2 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $32.1 million, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2009 and 2008.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $16.8 million for 2009, compared with $13.9 million for 2008, an increase of $2.8 million or 20.4%. This increase was primarily due to professional fees related to the re-domestication and other corporate initiatives.

Interest Expense

Interest expense was $7.2 million and $8.7 million for 2009 and 2008, respectively. The reduction was due to retiring $15.5 million of trust preferred debt in May 2008, as well as a reduction in LIBOR rates during 2009, which is the basis for interest paid on the trust preferred debt. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Impairments of Goodwill and Intangible Assets

Impairments of goodwill and intangible assets were $96.4 million for 2008. There were no impairments in 2009. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our goodwill and intangible asset impairments.

Income Tax Expense (Benefit)

Income tax expense was $4.3 million for 2009, compared with income tax benefit of $29.3 million for 2008. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Equity in Net Earnings (Loss) of Partnerships

Equity in net earnings of partnerships, net of tax was $5.3 million for 2009, compared with equity in net loss of partnerships, net of tax of $3.9 million for 2008, an increase in income of $9.2 million. The change from a loss in 2008 to income in 2009 was due to the performances of limited partnership investments which invest mainly in high yield bonds and corporate loans.

Net Income (Loss)

The factors described above resulted in net income of $75.4 million for 2009, compared with net loss of $141.6 million for 2008, an increase in income of $217.0 million.

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

The principal source of cash that Global Indemnity, Global Indemnity Group, Inc. and AIS need to meet their short term and long term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from their direct and indirect subsidiaries and reimbursement for equity awards granted to employees. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity, Global Indemnity Group, Inc. and AIS is dependent on the ability of their subsidiaries to pay dividends. Currently, Global Indemnity, Global Indemnity Group, Inc. and AIS have no planned capital expenditures that could have a material impact on their short-term or long-term liquidity needs.

In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B ordinary shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

We owe $90.0 million to unrelated third parties in guaranteed senior notes. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, we are required to prepay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by Global Indemnity (Cayman) Ltd. In the event that debt service obligations were not satisfied, Global Indemnity Group would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à r.l., its parent company.

AIS owes $30.9 million to affiliated parties in junior subordinated debentures, which are due in 2033. Interest is payable quarterly. See Note 11 of the notes to consolidated financial statements in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, AIS would be precluded from paying dividends to Global Indemnity Group, its parent company.

In July 2008, United America Indemnity, Ltd. completed its purchase of $100.0 million of its Class A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. Wind River Reinsurance loaned United America Indemnity, Ltd. funds to enable it to execute the buybacks. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the loan.

At December 31, 2010, United America Indemnity, Ltd. owed $53.0 million in principal to Wind River Reinsurance and $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l.

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by the state laws are based on the statutory financial results of each company within our Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation — Statutory Accounting Principles.” Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

Under Indiana law, Diamond State Insurance Company and United National Casualty Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the 12 consecutive months ending on the date on which the proposed dividend or distribution is scheduled to be made, exceeds the greater of (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Indiana does not permit a domestic insurer to declare or pay a dividend except out of earned surplus unless otherwise approved by the commissioner before the dividend is paid. See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Subsidiaries in 2010.

Under Pennsylvania law, United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company may not pay any dividend or make any distribution that, together with other dividends or distributions made within the preceding 12 consecutive months, exceeds the greater of (1) 10% of its surplus as shown on its last annual statement on file with the commissioner or (2) its net income for the period covered by such statement, not including pro rata distributions of any class of its own securities, unless the commissioner has received notice from the insurer of the declaration of the dividend and the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Pennsylvania does not permit a domestic insurer to declare or pay a dividend except out of unassigned funds (surplus) unless otherwise approved by the commissioner before the dividend is paid. Furthermore, no dividend or other distribution may be declared or paid by a Pennsylvania insurance company that would reduce its total capital and surplus to an amount that is less than the amount required by the Insurance Department for the kind or kinds of business that it is authorized to transact.

Under Virginia law, Penn-Patriot Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the preceding 12 consecutive months exceeds the lesser of either (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income, not including net realized capital gains, for the 12 month period ending on the 31st day of December of the last preceding year, not including pro rata distributions of any class of its securities, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. In determining whether the dividend must be approved, undistributed net income from the second and third preceding years, not including net realized capital gains, may be carried forward.

Under Wisconsin law, United National Specialty Insurance Company may not pay any dividend or make any distribution of cash or other property, other than a proportional distribution of its stock, the fair market value of which, together with that of other dividends paid or credited and distributions made within the preceding 12 months, exceeds the lesser of (1) 10% of its surplus as of the preceding 31st day of December, or (2) the greater of (a) its net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year or (b) the aggregate of its net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years, unless it reports the extraordinary dividend to the commissioner at least 30 days before payment and the commissioner does not disapprove the extraordinary dividend within that period. Additionally, under Wisconsin law, all authorizations of distributions to shareholders, other than stock dividends, shall be reported to the commissioner in writing and no payment may be made until at least 30 days after such report.

See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Companies in 2010 and the maximum amount of distributions that they could pay as dividends in 2011.

For 2011, we believe that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2010 statutory financial statements that will be filed in 2011, we believe Wind River Reinsurance could pay a dividend of up to $247.5 million without requesting BMA approval.

Surplus Levels

Our U.S. Insurance Companies are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC adopted risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the policyholders’ surplus of each of our U.S. Insurance Companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Cash Flows

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

Our reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that we collect premiums, net of commission, in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.

Net cash was used for operating activities in 2010, 2009, and 2008 was $1.0 million, $52.6 million and $18.2 million, respectively.

In 2010, the increase in operating cash flows of approximately $51.6 million from the prior year was primarily a net result of the following items:

	2010	2009		Change

Net premiums collected	$300,175	$270,512		$29,663
Net losses paid	(214,850)	(282,144	)(1)	67,294
Acquisition costs and other underwriting expenses	(139,906)	(128,725)		(11,181)
Net investment income	61,765	76,791		(15,026)
Net federal income taxes recovered (paid)	(1,832)	18,311		(20,143)
Interest paid	(6,961)	(7,292)		331
Other	583	(96)		679

Net cash used for operating activities	$(1,026)	$(52,643)		$51,617

(1)	Includes an out-of-period adjustment of $(18.6) million. See Note 4 in Item 8 of Part II of this report for details concerning this adjustment.

In 2009, the decrease in operating cash flows of approximately $34.4 million from the prior year was primarily a net result of the following items:

	2009		2008	Change

Net premiums collected	$270,512		$324,785	$(54,273)
Net losses paid	(282,144	)(1)	(261,553)	(20,591)
Acquisition costs and other underwriting expenses	(128,725)		(145,810)	17,085
Net investment income	76,791		76,827	(36)
Net federal income taxes recovered (paid)	18,311		(5,670)	23,981
Interest paid	(7,292)		(9,016)	1,724
Other	(96)		2,206	(2,302)

Net cash used for operating activities	$(52,643)		$(18,231)	$(34,412)

(1)	Includes an out-of-period adjustment of $(18.6) million. See Note 4 in Item 8 of Part II of this report for details concerning this adjustment.

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning our investing and financing activities.

Liquidity

Currently, we believe each company in our Insurance Operations and Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. Our holding companies also maintain sufficient liquidity to meet their obligations. At December 31, 2010, Global Indemnity had cash and cash equivalents of $119.9 million.

In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B ordinary shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

The U.S. Insurance Companies and Wind River Reinsurance participate in a stop loss agreement that provides protection to the U.S. Insurance Companies in a loss corridor from 70% to 90%.

The U.S. Insurance Companies participate in quota share reinsurance agreements with Wind River Reinsurance. The U.S. Insurance Companies have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance. Wind River Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premium that are ceded to Wind River Reinsurance by the U.S. Insurance Companies must be collateralized. To satisfy this requirement, Wind River Reinsurance has set up custodial trust accounts on behalf of the U.S. Insurance Companies.

Wind River Reinsurance has established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Companies. Wind River also has established trust accounts to collateralize exposure it has to third party ceding companies. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that Wind River Reinsurance will have sufficient liquidity to pay claims prospectively.

The U.S. Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. Insurance Companies. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premiums that are ceded to United National Insurance Company are collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require United National Insurance Company to place assets on deposit subject to trust agreements for the protection of the other members of the U.S. Insurance Companies.

All trusts that we are required to maintain as a result of the above mentioned pooling agreements and quota share arrangements are adequately funded.

In 2011, we expect that, in the aggregate, our Insurance Operations and Reinsurance Operations will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations.

We have access to various capital sources including dividends from insurance subsidiaries, invested assets in our Non-U.S. Subsidiaries, and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our dividend capacity.

Capital Resources

In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B ordinary shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

In July 2005, we sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, we are required to repay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. We are dependent on dividends received from our U.S. Insurance Operations to fund this debt service. The notes are guaranteed by Global Indemnity (Cayman), Ltd.

U.A.I. (Luxembourg) Investment S.à r.l. holds promissory notes of $175.0 million and $110.0 million from Global Indemnity Group which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. Interest on these notes is paid annually.

Global Indemnity Group has no income producing operations. The ability of Global Indemnity Group to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan has been used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. At December 31, 2010, there was $1.3 million of accrued interest on the loan. United America Indemnity, Ltd. is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Wind River Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. that bears interest at 5.25%. The proceeds of the line were used to fund the purchases of our Class A ordinary shares. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. The increase was used to fund the repurchase of an additional $50.0 million of our Class A ordinary shares. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principle and accrued interest to date. As of December 31, 2010, there was $53.0 million outstanding on the note payable.

On May 15, 2008, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed. The registration of Penn Trust II was cancelled effective February 2, 2009.

Our business trust subsidiaries have issued floating rate capital and floating rate common securities (“Trust Preferred Securities”). A summary of the terms related to these securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions

AIS through its wholly owned subsidiary United National Group Capital Trust I (“UNG Trust I”)	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the three month London Interbank Offered Rate (“LIBOR”) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary United National Group Capital Statutory Trust II (“UNG Trust II”)	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008

We have the ability to call these floating rate capital and floating rate common securities on a quarterly basis anytime between now and maturity.

The proceeds from the above offerings were used to purchase junior subordinated interest notes and to support business growth in the insurance subsidiaries and general business needs.

Distributions on the above securities can be deferred up to five years, but in the event of such deferral, we may not declare or pay cash dividends on the common stock of the applicable subsidiary.

Our wholly owned business trust subsidiaries, UNG Trust I and UNG Trust II, are not consolidated pursuant to applicable accounting guidance. Our business trust subsidiaries have issued $30.0 million in floating rate capital securities and $0.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $30.9 million of our junior subordinated debentures, which have the same terms with respect to maturity, payments, and distributions as the floating rate capital securities and the floating rate common securities.

We are party to a management agreement with Fox Paine & Company, LLC, whereby in connection with certain management services provided to us by Fox Paine & Company, LLC, we agreed to pay an annual management fee of $1.5 million to Fox Paine & Company, LLC. The last annual management fee of $1.5 million was paid to Fox Paine & Company, LLC on September 3, 2010. The next annual management fee payment of $1.5 million is payable on September 5, 2011. Please see “Assignment and Amended Management Agreement” in Item 9B of Part II for a discussion of the assignment, assumption and amendment of this management agreement on March 16, 2011.

Contractual Obligations

We have commitments in the form of operating leases, a revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2010, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years	6 Years
(Dollars in thousands)	Total	1/1/11-12/31/11	1/1/12-12/31/13	1/1/14-12/31/15	and Later

Operating leases(1)	$9,594	$3,168	$6,035	$372	$19
Commitments to fund limited partnerships	2,569	2,569	—	—	—
Senior notes(2)	106,794	23,598	43,836	39,360	—
Junior subordinated debentures(3)	60,809	1,304	2,608	2,608	54,289
Term Loans	356	285	71	—	—
Unpaid losses and loss adjustment expenses obligations(4)	1,052,744	324,875	368,108	175,874	183,887

Total	$1,232,866	$355,799	$420,658	$218,214	$238,195

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases, net of expected sub-lease income from abandoned space.

(2)	On July 20, 2005, we sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, we are required to prepay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by Global Indemnity (Cayman), Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003.

(3)	See discussion in “Capital Resources.”

(4)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from our reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” section of “Liquidity and Capital Resources.”

Inflation

Property and casualty insurance premiums are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves.

Future increases in inflation could result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and resulting unrealized losses or reductions in shareholders’ equity.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies, including statements regarding projected annual savings and costs resulting from the Profit Enhancement Initiative.

Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents, brokers, insurance companies and reinsurance companies from which we derive our business; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our completed re-domestication to Ireland, which may include encountering difficulties moving jurisdictions and opening new offices and functions, tax and financial expectations and advantages not materializing or changing, our stock price could decline, and Irish corporate governance and regulatory schemes could prove different or more challenging than currently expected; (12) new tax legislation or interpretations that could lead to an increase in our tax burden; (13) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (14) foreign currency fluctuations; (15) impact of catastrophic events; (16) estimates of the projected annual savings and costs for the Profit Enhancement Initiative, which we made based on information available at the time the charges were recorded; (17) our subsidiaries’ ability to pay dividends; and (18) uncertainties relating to ongoing or future litigation matters.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices. Our consolidated balance sheet includes the estimated fair values of assets that are subject to market risk. Our primary market risks are interest rate risk and credit risks associated with investments in fixed maturities, equity price risk associated with investments in equity securities, and foreign exchange risk associated with premium received that is denominated in foreign currencies. Each of these risks is discussed in more detail below. We have no commodity risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We seek to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency, and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality bond portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.

As of December 31, 2010, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
(Dollars in thousands)		Market Value
Basis Point Change	Market Value	$	%

(200)	$1,488,590	$44,198	3.1%
(100)	1,473,135	28,743	2.0%
No change	1,444,392	—	0.0%
100	1,406,404	(37,988)	(2.6)%
200	1,368,273	(76,119)	(5.3)%

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income investments as well as corporate loans. With the exception of corporate loans, our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.

Our corporate loan portfolio is subject to default risk since these investments are typically below investment grade. To mitigate this risk, our investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of our risk control, our investment managers maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2010, we had approximately $3.0 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2010, approximately $0.2 million of those investments have been rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.6 million were rated below investment grade. As of December 31, 2009, the Company had approximately $2.5 million worth of investment exposure to subprime and Alt-A investments. Of that amount, approximately $0.8 million have been rated AAA by Standard & Poor’s, $1.6 million were rated BBB- to AA, and $0.1 million were rated below investment grade. Impairments on these investments were $0.04 million and $0.9 million during the years ended December 31, 2010 and 2009, respectively.

In addition, we have credit risk exposure to our general agencies and reinsurers. We seek to mitigate and control our risks to producers by typically requiring our general agencies to render payments within no more than 45 days after the month in which a policy is effective and including provisions within our general agency contracts that allow us to terminate a general agency’s authority in the event of non-payment.

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of December 31, 2010, $289.3 million of collateral and $9.7 million in letters of credit were held in trust to support the reinsurance receivables.

Equity Price Risk

In 2010, the strategy for our equity portfolio followed a large cap value approach. This investment style will place primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

We compare the results of our equity portfolio to a S&P 500/Citigroup excluding P&C Insurers, Multi-line insurers and Investment Banks/Brokers Index. To protect against equity price risk, the sector exposures within our equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2010, our common stock portfolio had a return of 18.0%, not including investment advisor fees, compared to the benchmark return of 15.6%.

The carrying values of investments subject to equity price risk are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and thus the amount realized in the subsequent sale of an investment may differ from the reported market value. Fluctuation in the market price of an equity security results from perceived changes in the underlying economic makeup of a stock, the price of alternative investments and overall market conditions.

We attempt to mitigate our unsystematic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 4.3% of the market value of the equity portfolio. We continue to have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2010, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

		Hypothetical
	Estimated Fair Value	Percentage Increase
(Dollars in thousands)	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity(1)

(20)%	$118,021	(2.1)%
(10)%	132,773	(1.0)%
No change	147,526	—
10%	162,279	1.0%
20%	177,031	2.1%

(1)	Net of 35% tax

Foreign Currency Exchange Risk

We have foreign currency exchange risk associated with a portion of the business written at Wind River Reinsurance, as well as a small portion of expenses related to corporate overhead in our Ireland office. We generally keep premiums received in non-U.S. currencies in their respective original currencies until there is greater certainty of net profits under individual reinsurance contracts, at which time we convert some of those original currencies into U.S. dollars. We also maintain cash accounts in foreign currencies in order to pay international expenses. At period-end, we re-measure those non-U.S. currency assets to their current U.S. dollar equivalent. Corresponding financial liabilities, if any, are adjusted within the reserving process. If liabilities exceed assets, we intend to purchase the relevant non-U.S. currencies at the prevailing rates in order to minimize the impact of foreign exchange risk to our operations.

Item 8.	Financial Statements and Supplementary Data

GLOBAL INDEMNITY PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Global Indemnity plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Indemnity plc and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2011

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
(In thousands, except share amounts)

ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,393,655 and $1,423,050)	$1,444,392	$1,471,572
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $930 and $1,509)	2,252	2,599
Common stocks:
Available for sale, at fair value (cost: $120,674 and $50,709)	145,274	63,057
Other invested assets:
Available for sale, at fair value (cost: $4,255 and $4,323)	4,268	6,854
Securities classified as trading, at fair value
(cost: $1,112 and $1,145)	1,112	1,145

Total investments	1,597,298	1,545,227
Cash and cash equivalents	119,888	186,087
Accounts receivable, net	56,657	69,711
Reinsurance receivables	422,844	543,351
Federal income taxes receivable	—	3,521
Deferred federal income taxes	6,926	13,819
Deferred acquisition costs	35,344	33,184
Intangible assets	19,082	9,236
Goodwill	4,820	—
Prepaid reinsurance premiums	11,104	16,546
Other assets	20,720	25,098

Total assets	$2,294,683	$2,445,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,052,743	$1,257,741
Unearned premiums	135,872	131,582
Ceded balances payable	12,376	16,009
Contingent commissions	9,260	11,169
Payable for securities purchased	4,768	37,258
Federal income taxes payable	55	—
Notes and debentures payable	121,285	121,569
Other liabilities	29,655	38,476

Total liabilities	1,366,014	1,613,804

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,340,821 and 21,243,345, respectively; Class A ordinary shares outstanding: 18,300,544 and 18,215,239, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	622,725	619,473
Accumulated other comprehensive income, net of taxes	57,211	48,481
Retained earnings	349,642	264,739
Class A ordinary shares in treasury, at cost: 3,040,277 and 3,028,106 shares, respectively	(100,912)	(100,720)

Total shareholders’ equity	928,669	831,976

Total liabilities and shareholders’ equity	$2,294,683	$2,445,780

Share amounts have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
(In thousands, except shares and per share data)

Revenues:
Gross premiums written	$345,763	$340,999	$378,700

Net premiums written	$296,504	$290,995	$309,080

Net premiums earned	$286,774	$301,674	$382,508
Net investment income	56,623	70,214	67,830
Net realized investment gains (losses) :
Other than temporary impairment losses on investments	(511)	(5,689)	(32,141)
Other than temporary impairment losses on investments recognized in other comprehensive income	43	115	—
Other net realized investment gains (losses)	26,905	21,436	(18,118)

Total net realized investment gains (losses)	26,437	15,862	(50,259)
Other income	653	—	—

Total revenues	370,487	387,750	400,079
Losses and Expenses:
Net losses and loss adjustment expenses	130,359	169,382	305,174
Acquisition costs and other underwriting expenses	118,164	119,929	142,767
Corporate and other operating expenses	21,127	16,752	13,918
Interest expense	7,020	7,216	8,657
Impairments of goodwill and intangible assets	—	—	96,449

Income (loss) before income taxes	93,817	74,471	(166,886)
Income tax expense (benefit)	8,892	4,310	(29,216)

Income (loss) before equity in net income (loss) of partnerships	84,925	70,161	(137,670)
Equity in net income (loss) of partnerships, net of taxes	(22)	5,276	(3,890)

Net income (loss)	$84,903	$75,437	$(141,560)

Per share data(1)(2)(3):
Net income (loss)
Basic	$2.81	$2.92	$(7.74)

Diluted	$2.80	$2.91	$(7.74)

Weighted-average number of shares outstanding(2)(3)
Basic	30,237,787	25,856,049	18,278,094

Diluted	30,274,259	25,881,382	18,278,094

(1)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for the year ended December 31, 2008.

(2)	In computing the basic and diluted weighted share counts the number of shares outstanding prior to May 5, 2009 (the date that the ordinary stock was issued in conjunction with the Stockholders’ Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Stockholders’ Rights Offering in accordance with GAAP.

(3)	Shares outstanding and per share amounts have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2010	2009	2008
(In thousands)

Net income (loss)	$84,903	$75,437	$(141,560)

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	28,085	40,532	(49,111)
Portion of other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	88	150	—
Recognition of previously unrealized holding (gains) losses	(19,400)	(11,129)	34,144
Unrealized foreign currency translation gains (losses)	(43)	140	(97)

Other comprehensive income (loss), net of tax	8,730	29,693	(15,064)

Comprehensive income (loss), net of tax	$93,633	$105,130	$(156,624)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31,
	2010	2009	2008
(In thousands, except share amounts)

Number of Class A ordinary shares issued:
Number at beginning of period	21,243,345	12,516,309	12,385,253
Ordinary shares issued under share incentive plan	20,828	36,064	126,124
Ordinary shares issued to Directors	76,648	101,762	4,932
Ordinary shares issued under Rights Offering	—	8,589,210	—

Number at end of period	21,340,821	21,243,345	12,516,309

Number of Class B ordinary shares issued:
Number at beginning of period	12,061,370	6,343,750	6,343,750
Ordinary shares issued under Rights Offering	—	5,717,620	—

Number at end of period	12,061,370	12,061,370	6,343,750

Par value of Class A ordinary shares:
Balance at beginning and end of period	$2	$2	$2

Par value of Class B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$619,473	$524,346	$519,981
Share compensation plans	3,252	3,294	4,365
Ordinary shares issued under Rights Offering	—	91,833	—

Balance at end of period	$622,725	$619,473	$524,346

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$48,481	$25,108	$40,172
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	8,703	29,554	(14,967)
Unrealized foreign currency translation gains (losses)	(43)	140	(97)

Other comprehensive income (loss)	8,660	29,694	(15,064)
Change in other than temporary impairment losses recognized in other comprehensive income, net of taxes	70	(1)	—
Cumulative effect adjustment per new impairment accounting guidance	—	(6,320)	—

Balance at end of period	$57,211	$48,481	$25,108

Retained earnings:
Balance at beginning of period	$264,739	$182,982	$324,542
Net income (loss)	84,903	75,437	(141,560)
Cumulative effect adjustment per new impairment accounting guidance	—	6,320	—

Balance at end of period	$349,642	$264,739	$182,982

Number of Treasury Shares:
Number at beginning of period	3,028,106	3,009,578	1,227,044
Class A ordinary shares purchased	12,171	18,528	1,782,534

Number at end of period	3,040,277	3,028,106	3,009,578

Treasury Shares, at cost:
Balance at beginning of period	$(100,720)	$(100,446)	$(48,422)
Class A ordinary shares purchased, at cost	(192)	(274)	(52,024)

Balance at end of period	$(100,912)	$(100,720)	$(100,446)

Total shareholders’ equity	$928,669	$831,976	$631,993

Share amounts have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
(In thousands)

Cash flows from operating activities:
Net income (loss)	$84,903	$75,437	$(141,560)
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of debt issuance costs	83	83	173
Amortization and depreciation	4,466	73	1,008
Impairments of goodwill and intangible assets	—	—	96,449
Restricted stock and stock option expense	3,510	4,588	3,415
Deferred federal income taxes	3,484	9,655	(14,944)
Amortization of bond premium and discount, net	3,450	1,995	2,638
Net realized investment losses (gains)	(26,437)	(15,862)	50,259
Equity in loss (income) of partnerships	22	(5,276)	3,890
Changes in:
Accounts receivable	13,054	(12,594)	11,460
Reinsurance receivable	120,507	135,926	40,429
Unpaid losses and loss adjustment expenses	(204,998)	(248,688)	3,192
Unearned premiums	4,290	(18,095)	(78,686)
Ceded balances payable	(3,633)	(9,156)	9,427
Other assets and liabilities, net	(8,676)	2,867	(5,543)
Contingent commissions	(1,909)	4,474	(2,925)
Federal income tax (receivable) payable	3,576	12,966	(19,942)
Deferred acquisition costs, net	(2,160)	1,550	17,771
Prepaid reinsurance premiums	5,442	7,414	5,258

Net cash used for operating activities	(1,026)	(52,643)	(18,231)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	650,386	499,857	222,345
Proceeds from sale of equity securities	49,537	86,376	24,611
Proceeds from maturity of fixed maturities	45,020	49,260	94,060
Proceeds from sale of other invested assets	68	60,191	—
Purchase of fixed maturities	(684,635)	(728,075)	(177,732)
Purchase of equity securities	(109,802)	(80,778)	(29,565)
Purchase of other invested assets	—	(31,334)	(277)
Acquisition of business, net of cash acquired	(14,970)	—	—

Net cash provided by (used for) investing activities	(64,396)	(144,503)	133,442

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	—	91,833	—
Proceeds from exercise of stock options	—	—	1,041
Excess tax expense from share-based compensation plan	(258)	(794)	(91)
Purchase of Class A ordinary shares	(192)	(274)	(52,024)
Retirement of junior subordinated debentures	—	—	(15,464)
Principal payments of term debt	(284)	(276)	(293)

Net cash provided by (used for) financing activities	(734)	90,489	(66,831)

Effect of exchange rates on cash and cash equivalents	(43)	140	(97)

Net change in cash and cash equivalents	(66,199)	(106,517)	48,283
Cash and cash equivalents at beginning of period	186,087	292,604	244,321

Cash and cash equivalents at end of period	$119,888	$186,087	$292,604

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland. Global Indemnity replaced the Company’s predecessor; United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction. See Note 2 below for details regarding the re-domestication. United America Indemnity, Ltd. was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. United America Indemnity, Ltd. is now a subsidiary of the Company and an Irish tax resident. The Company’s Class A ordinary shares are publicly traded on the NASDAQ Global Select Market. On July 6, 2010, the Company changed its trading symbol on the NASDAQ Global Select Market from “INDM” to “GBLI.”

On January 24, 2005, the Company’s predecessor changed its name from United National Group, Ltd. to United America Indemnity, Ltd. On March 14, 2005, the Company changed its trading symbol on the NASDAQ Global Select Market from “UNGL” to “INDM.”

The Company offers property and casualty insurance products in the excess and surplus lines marketplace through its Insurance Operations and provides third party treaty reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance through its Reinsurance Operations. The Company manages its Insurance Operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise our Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverages. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Wind River Reinsurance. Wind River Reinsurance provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers. Wind River Reinsurance also participates as a retrocessionaire on business assumed by other reinsurers.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. The registration of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust II (“Penn Trust II”), was cancelled effective February 2, 2009 as a result of the redemption of its $15.0 million issued and outstanding notes on May 15, 2008.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Re-domestication

In February 2010, the Company’s Board of Directors approved a plan for the Company to re-domesticate from the Cayman Islands to Ireland. At a special shareholders meeting held on May 27, 2010, the Company’s shareholders voted in favor of completing the re-domestication proposal pursuant to which all United America Indemnity, Ltd. ordinary shares would be cancelled and all holders of such shares would receive ordinary shares of Global Indemnity plc, a newly formed Irish company that was incorporated on March 9, 2010, on a one-for-two basis (two United America Indemnity, Ltd. shares exchanged for one Global Indemnity plc share). The re-domestication transaction was completed on July 2, 2010, following approval from the Grand Court of the Cayman Islands, at which time Global Indemnity plc replaced United America Indemnity, Ltd. as the ultimate parent company, and United America Indemnity, Ltd. became a wholly-owned subsidiary of Global Indemnity plc. Shares of United America Indemnity, Ltd. previously traded on the NASDAQ Global Select Market under the symbol “INDM.” Shares of the Irish company, Global Indemnity plc, began trading on the NASDAQ Global Select Market on July 6, 2010 under the symbol “GBLI.”

3.	Profit Enhancement Initiative

On November 2, 2010, we committed to a Profit Enhancement Initiative with respect to our U.S. Insurance Operations. The plan was initiated on November 4, 2010, and is part of our efforts to streamline our operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. This initiative is intended to enhance profitability and earnings by aligning corporate overhead costs with recent changes in our business. In the fourth quarter of 2010, the Company reduced its U.S. based census by approximately 25%, closed underperforming U.S. facilities, and supplemented staffing in Bermuda and in Ireland. All action items relating to this initiative were implemented by December 31, 2010.

The total cost of implementing this initiative was recorded in our consolidated statements of operations within our Insurance Operations segment in the fourth quarter of 2010. Components of the initiative included: (1) employee termination and severance charges of $1.71 million; (2) expenses of $1.53 million relating to discontinuing use of leased office space, net of sublease income; (3) restructuring expenses of $0.63 million for related asset and leasehold improvement impairments; and (4) expenses of $2.91 million relating to the curtailment of our workers’ compensation product initiative, consisting of a minimum ceded premium charge of $1.48 on our workers’ compensation reinsurance treaty and $1.43 million in asset impairments.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2010:

	Employee	Operating	Asset	Workers’
	Termination	Leases	Impairments	Compensation	Total
(Dollars in thousands)

Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash asset charges	176	—	(631)	(1,430)	(1,885)

Balance at December 31, 2010	$1,129	$1,532	$—	$492	$3,153

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the charges incurred within our consolidated statement of operations by major account line:

Year Ended
December 31,
2010
(Dollars in thousands)

Net earned premium	$1,477
Acquisition costs and other underwriting expenses	3,874
Corporate and other operating expenses	1,430

Total restructuring charges	$6,781

4.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, preferred stock, and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding the limited partnership interest, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, excluding the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and convertible preferred stocks is included in income.

As of December 31, 2010, the Company did not hold any convertible bonds or convertible preferred stock. As of December 31, 2009, the Company held $0.6 million of convertible preferred stock. The change in the difference between the amortized cost and the market value of the convertible portfolio is included in income as a component of net realized investments gains (losses). The Company realized a $0.003 million gain, a $5.4 million gain, and a $5.2 million loss for the years ended December 31, 2010, 2009, and 2008, respectively, due to market value changes related to convertible securities.

As of December 31, 2010 and 2009, the Company held $204.0 million and $138.9 million in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR which resets every 60 to 90 days. The Company’s investments in corporate loans are purchased in secondary markets for the purpose of being held as investments. They are carried at fair value with any change in the difference between amortized cost and fair value, net of the effect of deferred income taxes, reflected in accumulated other comprehensive income in shareholders’ equity. These investments are typically below investment grade.

The Company’s investments in other invested assets are comprised primarily of limited liability partnership interests. Partnership interests where we owned more than 3% at any time are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their fair value. The change in the difference between amortized cost and the fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

The Company’s investments in other invested assets, including investments in several limited partnerships, were valued at $5.4 million and $8.0 million as of December 31, 2010 and 2009, respectively. All of these amounts were comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Of our investments in other invested assets, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Net realized gains and losses on investments are determined based on the specific identification method.

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis through discounted cash flow testing to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For fixed maturities, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether:

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

According to the most recent accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

For equity securities, management carefully reviews all securities with unrealized losses and further focuses on securities that have either:

(1) persisted for more than twelve consecutive months or

(2) the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.

The amount of any write-down, including those that are deemed to be other than temporary, is included in earnings as a realized loss in the period in which the impairment arose.

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2010, 2009, and 2008, please see Note 5 below.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all liquid instruments with an original maturity of three months or less to be cash equivalents. The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments. Generally, bank balances exceed federally insured limits. The carrying amount of cash and cash equivalents approximates fair value.

At December 31, 2010, the Company had approximately $86.4 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.2 million and $2.2 million as of December 31, 2010 and 2009, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the analysis performed in 2010, there were no impairments of goodwill as of December 31, 2010.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

said assets. Based on the analysis performed in 2010, there were no impairments of indefinite lived intangible assets as of December 31, 2010.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the analysis performed in 2010, there were no impairments of definite lived intangible assets as of December 31, 2010.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

During 2010, the Company decreased its uncollectible reinsurance reserve by $0.2 million due to a decrease in the amount of carried reinsurance receivables. During 2009, the Company decreased its uncollectible reinsurance reserve by $0.7 million due to a decrease in the amount of carried reinsurance receivables.

The applicable accounting guidance requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. The Company has evaluated its reinsurance contracts and concluded that each contract qualifies for reinsurance accounting treatment pursuant to this guidance.

The Company regularly reviews the collectability of reinsurance receivables. Any changes in the allowances resulting from this review are included in income during the period in which the determination is made.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred income tax assets, and accordingly, the Company has not established any valuation allowances.

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the years ended December 31, 2010, 2009, and 2008 was $85.3 million, $84.1 million,

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $108.9 million, respectively. The Company determined that its deferred acquisition costs of $35.3 million as of December 31, 2010 were deemed to be recoverable.

Notes and Debentures Payable

The carrying amounts reported in the balance sheet represent the outstanding balances.

In accordance with the applicable accounting guidance that establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, the Company’s junior subordinated debentures are classified as a liability on the balance sheets and the related distributions are recorded as interest expense in the Statements of Operations.

The Company does not consolidate its business trust subsidiaries, which in the aggregate issued $30.0 million of Trust Preferred Securities and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2010 and 2009.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. This liability is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period with respect to direct business, estimates received from ceding companies with respect to assumed reinsurance, and estimates of unreported losses.

The process of establishing the liability for unpaid losses and loss adjustment expenses of a property and casualty insurance company is complex, requiring the use of informed actuarially based estimates and judgments. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of that loss to the Company. To establish this liability, the Company regularly reviews and updates the methods of making such estimates and establishing the resulting liabilities. Any resulting adjustments are recorded in income during the period in which the determination is made.

Premiums

Premiums are recognized as revenue ratably over the term of the respective policies and treaties. Unearned premiums are computed on a pro rata basis to the day of expiration.

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as commissions, when loss results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to the Company’s Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions, which is stated separately on the face of the consolidated balance sheet as contingent commissions, was $9.3 million and $11.2 million as of December 31, 2010 and 2009, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 15 for details.

Earnings per Share

All share amounts have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares effective July 2, 2010 as part of the re-domestication to Ireland. See Note 2 above for more information regarding the re-domestication.

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options, warrants, and other equity awards. Basic and diluted per common share and related weighted average number of common share amounts are the same for 2008 since potential ordinary shares were anti-dilutive and excluded from the computation due to the Company’s net loss for the year ended December 31, 2008. See Note 17 for details.

Out-of-Period Adjustments

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2009, the Company identified an error in the consolidated financial statements as of and for the years ended December 31, 2009 and 2008 related to the recognition of outstanding claim payment checks and ACH wires occurring after the early closing of the paid-loss sub-ledger at the end of the reporting periods. The Company typically closes the general ledger for operations during the third week of a quarter- or year-end close in order to improve the timeliness of financial reporting. Cash accounts in the general ledger remain open through the last day of the reporting period, which would typically remedy system cut-off issues, since post-system close cash is applied through the financial statement date. However, although post-system close claim payments are recorded in the general ledger, they are not recorded to the paid claims accounts that are mapped to the “Unpaid losses and loss adjustment expenses” line item on the balance sheet; they are instead recorded to a clearing account that is mapped to the “Cash and cash equivalents” line item. The net effect is that claim payments that are made after the system close, but before the financial statement date, are actually not reflected in the consolidated financial statements since neither cash nor unpaid losses and loss adjustment expenses are reduced for the amount of the claim payments. The only other balances that are impacted as a result of this process are operating cash flows on the consolidated statement of cash flows. There is no impact to the Company’s net income.

The Company has corrected this error in its consolidated financial statements as of and for the year ended December 31, 2009 by decreasing the “Cash and cash equivalents” and the “Unpaid losses and loss adjustment expenses” line items on the consolidated balance sheet and the “Unpaid losses and loss adjustment expenses” line item on the consolidated statement of cash flows by $18.6 million, the cumulative net effect of the error. The Company does not believe that that these adjustments are material to the consolidated financial statements for the year ended December 31, 2009 or to any prior years’ consolidated financial statements. As a result, the Company has not restated any prior period amounts.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2010 and 2009:

					Other Than
		Gross	Gross		Temporary
	Amortized	Unrealized	Unrealized	Estimated	Impairments
	Cost	Gains	Losses	Fair Value	Recognized in AOCI(1)
(Dollars in thousands)

As of December 31, 2010
Fixed maturities:
U.S. treasury and agency obligations	$192,746	$9,948	$(4)	$202,690	$—
Obligations of states and political subdivisions	239,872	5,756	(616)	245,012	—
Mortgage-backed securities	239,265	9,864	(49)	249,080	(19)
Asset-backed securities	112,626	2,548	(75)	115,099	(41)
Commercial mortgage-backed securities	38,963	9	(239)	38,733	—
Corporate bonds and loans	511,754	21,594	(564)	532,784	(134)
Foreign corporate bonds	58,429	2,570	(5)	60,994	—

Total fixed maturities	1,393,655	52,289	(1,552)	1,444,392	(194)
Common stock	120,674	25,300	(700)	145,274	—
Preferred stock	930	1,322	—	2,252	—
Other invested assets	5,367	13	—	5,380	—

Total	$1,520,626	$78,924	$(2,252)	$1,597,298	$(194)

(1)	Represents the total amount of other than temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) due to the adoption of the recent guidance on other than temporary impairments in 2009. Per the accounting guidance, these items were not included in earnings as of December 31, 2010.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Other Than
		Gross	Gross		Temporary
	Amortized	Unrealized	Unrealized	Estimated	Impairments
	Cost	Gains	Losses	Fair Value	Recognized in AOCI(2)
(Dollars in thousands)

As of December 31, 2009
Fixed maturities:
U.S. treasury and agency obligations	$228,386	$7,936	$(234)	$236,088	$—
Obligations of states and political subdivisions	217,713	8,255	(370)	225,598	—
Mortgage-backed securities	349,287	15,219	(506)	364,000	(72)
Asset-backed securities	112,287	2,322	(446)	114,163	(10)
Corporate bonds and loans	446,570	15,419	(1,259)	460,730	—
Foreign corporate bonds	68,809	2,354	(170)	70,993	(698)

Total fixed maturities	1,423,052	51,505	(2,985)	1,471,572	(780)
Common stock	50,709	12,473	(125)	63,057	—
Preferred stock	1,509	1,090	—	2,599	—
Other invested assets	5,468	2,531	—	7,999	—

Total	$1,480,738	$67,599	$(3,110)	$1,545,227	$(780)

(2)	Represents the amount of other than temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) since the date of adoption of the recent guidance on other than temporary impairments. Per the accounting guidance, these items were not included in earnings as of December 31, 2009.

During 2010, the Company purchased a mortgage-backed security (“MBS”) issued by Government National Mortgage Association (“GNMA”) which represented approximately 8% of shareholders’ equity as of December 31, 2010. Excluding U.S. treasury, agency bonds, and the MBS issued by GNMA, the Company did not hold any debt or equity investments in a single issuer that was in excess of 2.0% of shareholders’ equity at December 31, 2010 or 2009, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
(Dollars in thousands)

Due in one year or less	$88,836	$90,076
Due in one year through five years	638,537	665,633
Due in five years through ten years	205,439	212,990
Due in ten years through fifteen years	24,335	26,339
Due after fifteen years	45,654	46,442
Mortgaged-backed securities	239,265	249,080
Asset-backed securities	112,626	115,099
Commercial mortgage-backed securities	38,963	38,733

	$1,393,655	$1,444,392

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2010:

	Less Than 12 months		12 Months or Longer(1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)

Fixed maturities:
U.S. treasury and agency obligations	$1,015	$(4)	$—	$—	$1,015	$(4)
Obligations of states and political subdivisions	38,601	(553)	1,651	(63)	40,252	(616)
Mortgage-backed securities	2,298	(29)	561	(20)	2,859	(49)
Asset-backed securities	7,021	(17)	880	(58)	7,901	(75)
Commercial mortgage-backed securities	32,889	(239)	—	—	32,889	(239)
Corporate bonds and loans	35,063	(559)	1,014	(5)	36,077	(564)
Foreign corporate bonds	1,990	(5)	—	—	1,990	(5)

Total fixed maturities	118,877	(1,406)	4,106	(146)	122,983	(1,552)
Common stock	12,580	(700)	—	—	12,580	(700)

Total	$131,457	$(2,106)	$4,106	$(146)	$135,563	$(2,252)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2009:

	Less Than 12 Months		12 Months or Longer(2)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)

Fixed maturities:
U.S. treasury and agency obligations	$56,445	$(234)	$—	$—	$56,445	$(234)
Obligations of states and political subdivisions	26,488	(239)	6,403	(131)	32,891	(370)
Mortgage-backed securities	23,612	(217)	5,020	(289)	28,632	(506)
Asset-backed securities	31,255	(246)	1,625	(200)	32,880	(446)
Corporate bonds and loans	87,286	(1,166)	3,556	(93)	90,842	(1,259)
Foreign corporate bonds	11,835	(170)	—	—	11,835	(170)

Total fixed maturities	236,921	(2,272)	16,604	(713)	253,525	(2,985)
Common stock	3,184	(73)	1,107	(52)	4,291	(125)

Total	$240,105	$(2,345)	$17,711	$(765)	$257,816	$(3,110)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2010, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations — As of December 31, 2010, gross unrealized losses related to U.S. treasury and agency obligations were $0.004 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AAA. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Obligations of states and political subdivisions — As of December 31, 2010, gross unrealized losses related to obligations of states and political subdivisions were $0.6 million. Of this amount, $0.06 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Mortgage-backed securities — non-agency — As of December 31, 2010, gross unrealized losses related to mortgage-backed securities — non-agency were $0.05 million. Of this amount, $0.02 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated AAA. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.

Asset backed securities (“ABS”) — As of December 31, 2010, gross unrealized losses related to asset backed securities were $0.08 million. Of this amount, $0.06 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 30.2. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) — As of December 31, 2010, gross unrealized losses related to CMBSs were $0.2 million. All unrealized losses have been in an unrealized loss position for less than

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twelve months. All of these securities are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 23.0. This represents the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans — As of December 31, 2010, gross unrealized losses related to corporate bonds and loans were $0.6 million. Of this amount, $0.005 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated below investment grade. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds — As of December 31, 2010, gross unrealized losses related to foreign bonds were $0.005 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated A. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Fixed maturities:
OTTI losses, gross	$121	$4,449	$13,811
Portion of loss recognized in other comprehensive income (pre-tax)	(43)	(115)	—

Net impairment losses on fixed maturities recognized in earnings	78	4,334	13,811
Preferred stock	—	647	2,130
Common stock	390	593	16,200

Total	$468	$5,574	$32,141

In the second quarter of 2009, the Company reclassified $6.3 million of OTTI losses, net of tax, that were previously recorded through earnings to other comprehensive income with an offset to retained earnings as a cumulative-effect adjustment. This one-time adjustment that resulted from the implementation of new impairment

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting guidance represented the non-credit portion of previously recognized OTTI on debt securities which were still held as investments as of April 1, 2009.

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

As of
(Dollars in thousands)	December 31, 2010

Balance at beginning of period	$50
Additions where no OTTI was previously recorded	63
Additions where an OTTI was previously recorded	15
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	(13)

Balance at end of period	$115

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

As of
(Dollars in thousands)	December 31, 2009

Balance of credit losses related to securities still being held as of April 1, 2009, date of adoption	$—
Additions where no OTTI was previously recorded	50
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of December 31, 2009	$50

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
(Dollars in thousands)

Net unrealized gains from:
Fixed maturities	$50,737	$48,521
Preferred stocks	1,322	1,090
Common stocks	24,600	12,348
Partnerships < 3% owned	13	2,531
Foreign currency fluctuations	—	44
Deferred taxes	(19,461)	(16,053)

Accumulated other comprehensive income	$57,211	$48,481

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) on the sale of investments and other than temporary impairment losses for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Fixed maturities:
Gross realized gains	$17,915	$21,777	$2,553
Gross realized losses	(557)	(12,751)	(26,003)

Net realized gains (losses)	17,358	9,026	(23,450)

Common stock:
Gross realized gains	9,905	11,753	1,972
Gross realized losses	(829)	(6,118)	(18,513)

Net realized gains (losses)	9,076	5,635	(16,541)

Preferred stock:
Gross realized gains	3	2,490	—
Gross realized losses	—	(1,289)	(10,268)

Net realized gains (losses)	3	1,201	(10,268)

Total net realized investment gains (losses)	$26,437	$15,862	$(50,259)

The proceeds from sales of available for sale securities resulting in net realized investment gains (losses) for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Fixed maturities	$650,386	$499,857	$222,345
Equity securities	49,537	86,376	24,611

Net Investment Income

The sources of net investment income for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Fixed maturities	$60,262	$62,099	$63,223
Preferred and common stocks	2,177	1,752	3,059
Cash and cash equivalents	161	2,382	6,529
Other invested assets	4	8,647	—

Total investment income	62,604	74,880	72,811
Investment expense	(5,981)	(4,666)	(4,981)

Net investment income	$56,623	$70,214	$67,830

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total investment return on an after-tax basis for 2010, 2009, and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Net investment income	$48,322	$56,745	$55,689

Net realized investment gains (losses)	19,400	11,129	(34,142)
Net equity in net income (loss) of partnerships	(22)	5,276	(3,890)
Net unrealized investment gains (losses)	8,773	29,553	(14,969)

Net investment gains (losses)	28,151	45,958	(53,001)

Total investment return	$76,473	$102,703	$2,688

Total investment return %	4.5%	6.2%	0.2%

Average investment portfolio(1)	$1,703,237	$1,646,437	$1,682,316

(1)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

Subprime and Alt-A Investments

The Company had approximately $3.0 million and $2.5 million worth of investment exposure through subprime and Alt-A investments as of December 31, 2010 and 2009, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of December 31, 2010, approximately $0.2 million of those investments were rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.6 million were rated below investment grade. As of December 31, 2009, approximately $0.8 million of those investments were rated AAA by Standard & Poor’s, $1.6 million were rated BBB- to AA, and $0.1 million were rated below investment grade. Impairments on these investments were $0.04 million and $0.9 million during the years ended December 31, 2010 and 2009, respectively.

Insurance Enhanced Municipal Bonds

As of December 31, 2010, the Company held insurance enhanced municipal bonds of approximately $118.0 million, which represented approximately 6.9% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $47.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $37.5 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $70.1 million of insurance enhanced municipal bonds, $35.0 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$1,352	$—
AA	30,334	10,041
A	1,415	20,620
BBB	—	2,440
Not rated	1,895	1,895

Total	$34,996	$34,996

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2010, is as follows:

				Exposure Net of
				Pre-refunded
			Government	& Government
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$11,345	$5,773	$—	$5,572
Financial Guaranty Insurance Company	2,475	2,475	—	—
Assured Guaranty Corporation	43,932	16,271	—	27,661
Municipal Bond Insurance Association	40,190	10,173	—	30,017
Federal Housing Association	2,294	—	2,294	—
Govt National Housing Association	4,134	884	3,250	—
Permanent School Fund Guaranty	3,313	1,956	1,357	—

Total backed by financial guarantors	107,683	37,532	6,901	63,250
Other credit enhanced municipal bonds	10,320	10,320	—	—

Total	$118,003	$47,852	$6,901	$63,250

In addition to the $118.0 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $31.7 million, which represented approximately 1.8% of the Company’s total invested assets. The financial guarantors of the Company’s $31.7 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.9 million), Municipal Bond Insurance Association ($12.2 million), Ambac ($2.6 million), Assured Guaranty Corporation ($10.8 million), and Other ($5.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2010.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2010 and 2009:

	Estimated Fair Value
	December 31,	December 31,
	2010	2009
(Dollars in thousands)

On deposit with governmental authorities	$43,656	$41,336
Intercompany trusts held for the benefit of U.S. policyholders	609,242	653,500
Held in trust pursuant to third party requirements	68,900	29,884
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5,871	6,169

Total	$727,669	$730,889

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Value Measurements

The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of December 31, 2010 and 2009. Effective December 31, 2009, the Company redeemed the majority of its ownership interest in this limited partnership, resulting in its ownership interest falling below 3%. As of December 31, 2010, the Company’s remaining interest in this limited partnership was comprised of convertible preferred securities of a privately held company. Accordingly, this investment is classified as Level 3 within the fair value hierarchy.

During 2009, the Company contributed $30.0 million to a limited partnership which invests in corporate loans. This partnership interest was redeemed as of December 31, 2009. The activity associated with this investment is classified as Level 3 within the fair value hierarchy. The Company obtained the value of this partnership at the end of each reporting period; however, the Company was not provided with a detailed listing of the investments held by the partnership. Accordingly, this investment was classified as Level 3 within the fair value hierarchy.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Limited partnership > 3% ownership	$(22)	$5,276	$(3,890)

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the Level 3 category presented in the tables below may include changes in fair value that are attributed to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$89,187	$113,503	$—	$202,690
Obligations of states and political subdivisions	—	245,012	—	245,012
Mortgage-backed securities	—	249,080	—	249,080
Commercial mortgage-backed securities	—	38,733	—	38,733
Asset-backed securities	—	115,099	—	115,099
Corporate bonds and loans	—	532,784	—	532,784
Foreign corporate bonds	—	60,994	—	60,994

Total fixed maturities	89,187	1,355,205	—	1,444,392
Preferred shares	—	2,252	—	2,252
Common shares	145,274	—	—	145,274
Other invested assets	—	—	5,380	5,380

Total invested assets	$234,461	$1,357,457	$5,380	$1,597,298

As of December 31, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$82,021	$154,067	$—	$236,088
Obligations of states and political subdivisions	—	225,598	—	225,598
Mortgage-backed securities	—	364,000	—	364,000
Asset-backed securities	—	114,163	—	114,163
Corporate bonds and loans	—	460,730	—	460,730
Foreign corporate bonds	—	70,993	—	70,993

Total fixed maturities	82,021	1,389,551	—	1,471,572
Preferred shares	579	2,020	—	2,599
Common shares	63,057	—	—	63,057
Other invested assets	—	—	7,999	7,999

Total invested assets	$145,657	$1,391,571	$7,999	$1,545,227

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were no significant transfers between Level 1 and Level 2 during the twelve or three months ended December 31, 2010.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2010:

Other
Invested Assets
(Dollars in thousands)

Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(33)
Included in accumulated other comprehensive income (loss)	(2,518)
Sales	(68)

Ending balance at December 31, 2010	$5,380

Losses for 2010 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2010	$(33)

The securities classified as Level 3 in the above table consist of $5.4 million related to investments in limited partnerships. This entire amount was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Of our investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2009:

Other
Invested Assets
(Dollars in thousands)

Beginning balance at January 1, 2009	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	7,184
Included in accumulated other comprehensive income (loss)	(8,336)
Purchases	31,334
Sales	(68,855)

Ending balance at December 31, 2009	$7,999

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at December 31, 2009	$181

The securities classified as Level 3 in the above table consist of $8.0 million related to the Company’s limited partnerships investments. This entire amount was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Of the investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at December 31, 2010 and 2009 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
		Future		Future
		Funding		Funding
(Dollars in thousands)	Fair Value	Commitment	Fair Value	Commitment

Equity Fund, LP(1)	$4,268	$2,569	$5,625	$2,500
Real Estate Fund, LP(2)	—	—	1,229	—
High Yield Convertible Securities Fund, LP(3)	1,112	—	1,145	—

Total	$5,380	$2,569	$7,999	$2,500

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero as of December 31, 2010.

(3)	This limited partnership is a registered mutual fund which invests in a portfolio of high yield convertible securities issued by companies with small to medium market capitalizations and lower credit ratings (generally below investment grade). In accordance with the partnership agreement, the Company has exercised its right to submit a capital withdrawal request effective December 31, 2009. As of December 31, 2009, the Company was unable to redeem a portion of its ownership interest in this limited partnership with a fair market value of $1.1 million. This is related to convertible preferred securities of one company which were subject to an Appraisal Action in Delaware Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

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

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity prices are received from all primary and secondary exchanges.

•	Corporate bonds are individually evaluated on a nominal spread or an option adjusted spread basis depending on how the market trades a security or sector. Spreads are updated each day and compared with those from the broker/dealer community and contributing firms. Issues are generally benchmarked off of the U.S. treasuries or LIBOR.

•	For CMOs, which are categorized with mortgage-backed securities in the tables listed above, a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread model is used. For ABSs, a single expected cash flow stream model is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, treasury, swap curves and spread adjustments.

•	For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.

•	U.S. Treasuries are priced on the bid side by a market maker.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA (a forward MBS trade) or benchmarking to value a security.

•	Corporate loans are priced using averages of bids and offers obtained from the broker/dealer community involved in trading such loans.

The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with the most recent

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

•	Reviewing periodic reports provided by the Investment Manager that provides information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.

During 2010 or 2009, the Company did not adjust quotes or prices obtained from the pricing vendors.

7.	Goodwill and Intangible Assets

In April 2010, the Company recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition in exchange for $15.0 million in cash. The acquisition was recorded in our Insurance Operations as a business combination using the purchase method of accounting in accordance with applicable accounting guidance. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. The trademarks have been determined to have indefinite lives and therefore will not be subject to amortization. The customer relationships and non-compete agreements have been determined to have definite lives and will therefore be amortized over their estimated useful lives. The customer relationships will be amortized over fifteen years, and the non-compete agreements will be amortized over two years.

Goodwill

In 2008, goodwill was tested for impairment using a two-step process. The first step was to determine if there was impairment by comparing the estimated fair value of the reporting unit to the carrying value of the business unit including goodwill. The second step, which is only required if step one yields a business unit carrying value that is greater than the fair value of the business unit, was to determine the amount of the impairment loss, which was equal to the excess carrying value over the implied fair value of the goodwill of the reporting unit giving rise to the goodwill.

In performing step one of the goodwill impairment test during the fourth quarter of 2008, the Company used two approaches to estimate the fair value of the Penn-America reporting unit: 1) a market capitalization approach that allocated a portion of the Company’s total market capitalization to each of its business units; and 2) a discounted cash flow approach that estimated fair value as the present value of estimated future cash flows. Under each approach, the carrying value of the Penn-America reporting unit exceeded the estimated fair value, indicating that step two of the goodwill impairment test was required.

In the market capitalization approach, the Company allocated its market capital value as of December 31, 2008 based on a return on equity approach.

In the discounted cash flow approach, the Company projected the financial results of the Penn-America reporting unit and discounted the projection using a discount factor of 16.0%. The discount factor was based on the weighted average cost of capital for the insurance industry of 15.9% as calculated from empirical data for market participants and other relevant sources as prepared by an independent valuation firm. The discounted cash flow approach also assumed a 5.0% annual increase in net premiums written, a loss ratio declining from 62.2 to 57.7 over the next six years, an equity to net premium written ratio of 1:1, and that an investment income return of 5.25% would be attainable in future periods.

Step two of the goodwill impairment test, which determines the amount of the impairment loss, required the Company to determine the fair value of each asset and liability and to compare those values to the implied fair value of the reporting unit to determine the amount of goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was the implied fair value of goodwill. Step two of the goodwill

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test indicated the fair value of the Penn-America reporting unit was less than the amounts assigned to the assets and liabilities of the reporting unit, demonstrating that the entire amount of the Penn-America goodwill was impaired. As a result, the Company recorded an impairment charge of $84.3 million, which reduced the balance of goodwill at December 31, 2008 to $0.

For the 2010 acquisition, the Company worked with an independent third party valuation firm to value the assets acquired. The valuation resulted in goodwill of $4.8 million, the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. The impairment test performed in 2010 did not result in impairment of the goodwill acquired in 2010.

A roll-forward of goodwill is as follows:

(Dollars in thousands)

Balance at December 31, 2007(1)	$84,246
Impairment	(84,246)

Balance at December 31, 2008 and 2009	—
Acquisition	4,800

Balance at December 31, 2010	$4,800

(1)	— Goodwill of $84,246 related to the merger with Penn-America Group, Inc.

There were no changes to goodwill during 2009.

The following table presents details of the Company’s intangible assets as of December 31, 2010:

(Dollars in thousands)			Accumulated
Description	Useful Life	Cost	Amortization	Net Value

Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	250	5,050
Non-compete agreements	2 years	50	18	32

		$19,350	$268	$19,082

The following table presents details of the Company’s intangible assets as of December 31, 2009:

(Dollars in thousands)			Accumulated
Description	Useful Life	Cost	Amortization	Net Value

Trade names	Indefinite	$4,200	$—	$4,200
State insurance licenses	Indefinite	5,000	—	5,000
Software technology	5 years	400	364	36

		$9,600	$364	$9,236

Amortization expense related to the Penn-America Group, Inc. merger was $0.04 million, $0.07 million, and $1.0 million for 2010, 2009, and 2008. Amortization related to the 2010 acquisition was $0.3 million for 2010.

Intangible assets with indefinite lives

As of December 31, 2010, indefinite lived intangible assets, which are comprised of trade names, trademarks, and state insurance licenses, were $14.0 million. As of December 31, 2009, indefinite lived intangible assets, which

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were comprised of trade names and state insurance licenses, were $9.2 million. Impairment testing performed in 2010 and 2009 indicated that there was no impairment.

In assessing fair value for the 2009 and 2010 impairment testing, state licenses related to the merger with Penn-America Group, Inc. were valued by estimating demand for such licenses by evaluating the growth of competitors, analyzing overall property and casualty market conditions and reviewing prior independent valuations. Trade names related to the merger with Penn-America Group, Inc. were valued by analyzing discounted cash flows as well as reviewing prior independent valuations.

The Company worked with an independent valuation firm to determine the fair value of the indefinite lived intangible assets related to the 2010 acquisition, which include trademarks. The impairment test performed in 2010 did not result in impairment of these assets.

In 2008, the Company worked with an independent valuation firm to determine the fair value of its indefinite lived intangible assets. The fair value of the state insurance licenses was valued higher than the carrying value of $5.0 million, which demonstrated there was no impairment. The method used to determine the fair value of the Penn-America trade name was the relief from royalty method. The relief from royalty method calculates the present value of savings resulting from the right to manufacture or sell products that incorporate the intangible asset(s) without having to pay a license fee for its use. This method is commonly used to value trademarks, patents, developed technology, and base (core) technology. The assumed royalty rate under this approach was 0.5%, which yielded an estimated value of the trade name in the amount of $4.2 million, indicating that there was an impairment of $0.8 million pre-tax and $0.5 million after tax.

Intangible assets with definite lives

As of December 31, 2010, definite lived intangible assets were $5.1 million, net of accumulated amortization, and were comprised of customer relationships and non-compete agreements related to the 2010 acquisition. The Company worked with an independent valuation firm to corroborate the fair value of the definite lived intangible assets related to the 2010 acquisition. The impairment test performed in 2010 did not result in impairment of these assets.

As of December 31, 2009, definite lived intangible assets, which are comprised of software technology, were $0.04 million net of accumulated amortization. Impairment testing performed in 2009 indicated that there was no impairment. The aforementioned software technology fully amortized during 2010.

In 2008, the Company’s definite lived intangible assets pertained to the Penn-America Group, Inc. agency relationships that were in force at the time of the merger and internally developed software. The Company determined that the forecasted undiscounted cash flows related to the agency relationships, net of a capital charge equal to 16.0% of required capital, were negative, and therefore there was no value to the agency relationships. As a result, the Company recorded an impairment charge of $11.4 million pre-tax and $7.4 million after-tax, which reduced the balance of the agency relationships at December 31, 2008 to $0. The internally developed software related to Penn-America does not directly generate cash flows; therefore, the Company worked with an independent valuation firm to determine the fair value of the software. The cost approach was used to value the software, which estimates the cost to replicate the software to determine the fair value of the internally developed software. The software was valued at $0.3 million, which was greater than the carrying value of $0.1 million, indicating there was no impairment.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect that amortization expense for the next five years will be as follows:

(Dollars in thousands)

2011	$378
2012	361
2013	353
2014	353
2015	353

8.	Reinsurance

The Company cedes risk to unrelated reinsurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability. Moreover, reinsurers may fail to pay the Company due to a lack of reinsurer liquidity, perceived improper underwriting, losses for risks that are excluded from reinsurance coverage, and other similar factors, all of which could adversely affect the Company’s financial results.

At December 31, 2010 and 2009, the Company carried reinsurance receivables of $422.8 million and $543.4 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $12.0 million and $17.5 million at December 31, 2010 and 2009, respectively. The allowance for uncollectible reinsurance receivables was $12.7 million and $12.9 million at December 31, 2010 and 2009, respectively. The change is primarily due to the decrease in the amount of carried reinsurance receivables.

At December 31, 2010 and 2009, the Company held collateral securing its reinsurance receivables of $289.3 million and $378.1 million, respectively. Prepaid reinsurance premiums were $11.1 million and $16.5 million at December 31, 2010 and 2009, respectively. Reinsurance receivables, net of collateral held, were $133.6 million and $165.3 million at December 31, 2010 and 2009, respectively.

The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels. The Company’s U.S. Insurance Operations primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss — The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2010, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $75.0 million in excess of $15.0 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2010, which provided identical limits of coverage.

Property Per Risk Excess of Loss — Effective January 1, 2011, the Company renewed its property per risk excess of loss treaty which provides coverage of $13.0 million per risk in excess of $2.0 million per risk. This replaces the treaty that expired December 31, 2010, which provided coverage of $14.0 million per risk in excess of $1.0 million per risk. The renewal treaty provides coverage in two layers: $3.0 million per risk in excess of $2.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. The first layer is split into two sections, each subject to a $3.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

Professional Liability Excess of Loss — Effective January 1, 2010, the Company renewed its professional liability excess of loss treaty which provides coverage of $4.0 million per policy / occurrence in excess of $1.0 million per policy / occurrence. This replaces the treaty that expired December 31, 2009, which provided

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identical limits of coverage. This treaty is continuous; it will be terminated on April 30, 2011 and it is anticipated that the exposure will be added to the casualty excess of loss treaty effective May 1, 2011.

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

Casualty Clash Excess of Loss — Effective January 1, 2011, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. This replaces the treaty that expired December 31, 2010, which provided identical coverage.

Property Quota Share — Effective January 1, 2010, the Company renewed its 40% quota share treaty related to the Penn-America property line of business. This treaty covers premiums earned in 2010 on policies written in 2009 and 2010. During 2010, the Company ceded $14.1 million of earned premium. This treaty expired on December 31, 2010 and was not renewed.

Workers Compensation Excess of Loss — Effective April 15, 2010, the Company entered into two new workers compensation excess of loss treaties. The first treaty provides coverage for $3.0 million per occurrence in excess of $2.0 million per occurrence, with three full reinstatements of coverage — one at no cost and two at 100% additional premium as to time and pro rata as to amount of limit reinstated. The second treaty provides coverage in three layers for $45.0 million per occurrence in excess of $5.0 million per occurrence. The first layer of $5.0 million in excess of $5.0 million provides for two full reinstatements of coverage at 100% additional premium. The second layer of $10.0 million in excess of $10.0 million, and the third layer of $30.0 million in excess of $20.0 million, provides for one full reinstatement of coverage at 100% additional premium. As discussed in Note 3 above, as part of the Profit Enhancement Initiative we curtailed our workers’ compensation product initiative, which resulted in a minimum premium charge of $1.5 million for 2010 under these contracts. These treaties are not expected to be renewed in 2011.

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

There were no other significant changes to any of the Company’s other reinsurance treaties during 2010.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

As of December 31, 2010, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
(Dollars in millions)	Receivables	(As of December 31, 2010)

Munich Re America Corporation	$40.7	A+

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)

For the year ended December 31, 2010:
Direct business	$245,482	$248,995
Reinsurance assumed	100,281	92,478
Reinsurance ceded	(49,259)	(54,699)

Net premiums	$296,504	$286,774

For the year ended December 31, 2009:
Direct business	$267,981	$298,427
Reinsurance assumed	73,018	60,667
Reinsurance ceded	(50,004)	(57,420)

Net premiums	$290,995	$301,674

For the year ended December 31, 2008:
Direct business	$353,168	$429,164
Reinsurance assumed	25,532	28,221
Reinsurance ceded	(69,620)	(74,877)

Net premiums	$309,080	$382,508

9.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.59% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2010, 2009, and 2008 were as follows:

Year Ended December 31, 2010:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$202,639	$245,481	$(102,357)	$345,763

Net premiums written	$202,797	$93,707	$—	$296,504

Net premiums earned	$194,719	$92,055	$—	$286,774
Net investment income	44,427	30,636	(18,440)	56,623
Net realized investment gains	6,639	19,798	—	26,437
Other income	—	653	—	653

Total revenues	245,785	143,142	(18,440)	370,487
Losses and Expenses:
Net losses and loss adjustment expenses	100,125	30,234	—	130,359
Acquisition costs and other underwriting expenses	76,111	42,053	—	118,164
Corporate and other operating expenses	10,471	10,656	—	21,127
Interest expense	—	25,460	(18,440)	7,020

Income before income taxes	$59,078	$34,739	$—	$93,817

Year Ended December 31, 2009:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$191,138	$267,993	$(118,132)	$340,999

Net premiums written	$190,862	$100,133	$—	$290,995

Net premiums earned	$185,471	$116,203	$—	$301,674
Net investment income	41,764	46,890	(18,440)	70,214
Net realized investment gains	2,338	13,524	—	15,862

Total revenues	229,573	176,617	(18,440)	387,750
Losses and Expenses:
Net losses and loss adjustment expenses	95,730	73,652	—	169,382
Acquisition costs and other underwriting expenses	75,185	44,744	—	119,929
Corporate and other operating expenses	10,014	6,738	—	16,752
Interest expense	—	25,656	(18,440)	7,216

Income before income taxes	$48,644	$25,827	$—	$74,471

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2008:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$178,310	$353,130	$(152,740)	$378,700

Net premiums written	$156,341	$152,739	$—	$309,080

Net premiums earned	$195,421	$187,087	$—	$382,508
Net investment income	41,157	45,113	(18,440)	67,830
Net realized investment losses	(4,215)	(46,044)	—	(50,259)

Total revenues	232,363	186,156	(18,440)	400,079
Losses and Expenses:
Net losses and loss adjustment expenses	151,643	153,531	—	305,174
Acquisition costs and other underwriting expenses	83,540	59,227	—	142,767
Corporate and other operating expenses	9,168	4,750	—	13,918
Interest expense	—	27,097	(18,440)	8,657
Impairments of goodwill and intangible assets	—	96,449	—	96,449

Loss before income taxes	$(11,988)	$(154,898)	$—	$(166,886)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2010		2009		2008
		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)

Expected tax provision at weighted average	$11,993	12.8%	$9,110	12.2%	$(54,182)	(32.4)%
Adjustments:
Tax exempt interest	(1,988)	(2.1)	(2,571)	(3.5)	(2,994)	(1.8)
Dividend exclusion	(436)	(0.5)	(375)	(0.5)	(653)	(0.4)
Impairment of goodwill	—	—	—	—	29,486	17.7
Other	(677)	(0.7)	(1,854)	(2.4)	(920)	(0.6)

Actual taxes (benefits) on continuing operations	$8,892	9.5%	$4,310	5.8%	$(29,263)	(17.5)%

The effective income tax rate for 2010 was 9.5%, compared with an effective income tax rate of 5.8% for 2009 and an effective income tax benefit of (17.5%) for 2008. The effective rate differed from the weighted average expected income tax expense rate of 12.8% for 2010 primarily due to investments in tax-exempt securities and the decrease in prior years’ tax contingencies due to lapses on the statute of limitations. The effective rate differed from the weighted average expected income tax expense rate of 12.2% for 2009 primarily due to investments in tax-exempt securities and the decrease in prior years’ tax contingencies due to lapses on the statute of limitations. The

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective rate differed from the weighted average expected income tax benefit of (32.4%) for 2008 primarily due to investments in tax-exempt securities and the impairments of goodwill and intangible assets.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Current income tax expense (benefit):
Foreign and U.S. Federal	$5,408	$(5,345)	$(14,319)
Deferred income tax expense (benefit):
U.S. Federal	3,484	9,655	(14,944)

Total income tax expense (benefit)	$8,892	$4,310	$(29,263)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2010 and 2009 are presented below:

(Dollars in thousands)	2010	2009

Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$12,382	$17,316
Unearned premiums	3,330	3,215
Alternative minimum tax credit carryover	6,479	3,240
Partnership K1 basis differences	—	3,435
Investment impairments	2,005	4,362
Stock options	2,273	1,977
Investment basis differences	—	417
Other	7,139	4,662

Total deferred tax assets	33,608	38,624

Deferred tax liabilities:
Intangible assets	3,220	3,233
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	19,461	16,053
Gain on partnerships greater than 20% owned	204	2,714
Investment basis differences	586	—
Deferred acquisition costs	1,463	1,875
Depreciation and amortization	158	193
Partnership K1 basis differences	250	—
Other	1,339	737

Total deferred tax liabilities	26,681	24,805

Total net deferred tax assets	$6,927	$13,819

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2010 and 2009.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $6.5 million and $3.2 million as of December 31, 2010 and 2009, respectively, which can be carried forward indefinitely. As a result of the 2008

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2009 capital and operating loss carrybacks, the alternative minimum tax was triggered in the carryback years. As a result, the AMT credit carryforward increased by $3.2 million.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.7 million and $1.1 million as of December 31, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance as of January 1, 2008	$3,646
Lapses on statutes of limitations	(554)

Balance as of December 31, 2008	3,092
Lapses on statutes of limitations	(1,986)

Balance as of December 31, 2009	1,106
Lapses on statutes of limitations	(415)

Balance as of December 31, 2010	$691

If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $0.4 million during 2010 due to the expiration of the IRS statute of limitations on the Company’s 2006 federal income tax return. As a result, the effective income tax rate was reduced by 0.4% during 2010.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2010, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of period	$1,257,741	$1,506,429	$1,503,237
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	514,466	656,929	691,811

Net balance at beginning of period	743,275	849,500	811,426
Incurred losses and loss adjustment expenses related to:
Current year	184,460	178,492	270,242
Prior years	(54,101)	(9,110)	34,932

Total incurred losses and loss adjustment expenses	130,359	169,382	305,174

Paid losses and loss adjustment expenses related to:
Current year	49,863	44,815	55,315
Prior years	178,223	230,792	211,785

Total paid losses and loss adjustment expenses	228,086	275,607	267,100

Net balance at end of period	645,548	743,275	849,500
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	407,197	514,466	656,929

Unpaid losses and loss adjustment expenses at end of period	$1,052,745	$1,257,741	$1,506,429

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2010 the Company reduced its prior accident year loss reserves by $53.9 million and reduced its allowance for uncollectible reinsurance by $0.2 million, which primarily consisted of a $43.7 million reduction in general liability lines, a $5.4 million reduction in umbrella lines, a $4.8 million reduction in professional liability lines, and a $2.5 million reduction in property lines, partially offset by a $2.0 million increase in auto liability lines and a $0.7 million increase in workers’ compensation lines:

•	General Liability: The $43.7 million reduction primarily consisted of net reductions of $45.5 million related to accident years 2002 through 2009 due to lower than anticipated frequency and severity. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. This reduction was partially offset by net increases of $3.8 million related to accident years 1998 through 2001 where the Company increased the loss and loss adjustment expense estimates related to construction defect claims.

•	Umbrella: The $5.4 million reduction in the umbrella lines related to all accident years 2009 and prior due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.

•	Professional Liability: The $4.8 million reduction primarily consisted of net reductions of $9.6 million related to accident years 2001 through 2008 driven by lower than expected paid and incurred activity. This reduction was partially offset by increases of $4.7 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Property: The reduction in the property lines primarily consisted of reductions of $2.7 million related to accident years 2002 and 2004 through 2008 driven by lower than anticipated severity, partially offset by increases of $0.2 million primarily related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

•	Auto Liability: The increase in the automobile liability lines was primarily due to increases of $2.5 million related to accident year 2009 from a non-standard auto treaty in our Reinsurance Operations.

•	Workers’ Compensation: The increase in our workers’ compensation lines is related to an accident year 2009 structured excess of loss treaty at our Reinsurance Operations where we increased our loss estimates based on industry workers’ compensation results.

The reduction in the allowance for uncollectible reinsurance is due to a decrease in the amount of the Company’s carried reinsurance receivables.

In 2009 the Company reduced its prior accident year loss reserves by $8.4 million and reduced its allowance for uncollectible reinsurance by $0.7 million. The reduction of prior accident year loss reserves primarily consisted of a $5.5 million reduction in property lines, a $2.9 million reduction in general liability lines, and a $4.7 million reduction in umbrella lines, partially offset by a $4.7 million increase in professional liability lines:

•	Property: The $5.5 million reduction primarily consisted of reductions related to accident years 2006 through 2008 due to better than expected loss emergence in brokerage.

•	General liability: The $2.9 million reduction primarily consisted of reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during the year, partially offset by increases of $10.6 million related to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions for the Penn-America book of business.

•	Umbrella: The $4.7 million reduction primarily consisted of net reductions of $5.1 million related to accident years 2007 and prior that were driven by loss emergence throughout the year that was consistently better than expected, partially offset by increases of $0.4 million related to accident year 2008.

•	Professional liability: The $4.7 million increase primarily consisted of increases of $10.1 million related to accident years 2007 and 2008 due to an increase in severity, partially offset by net reductions of $5.4 million primarily related to accident years 2006 and prior.

The reduction in the allowance for uncollectible reinsurance is due to a decrease in the amount of the Company’s carried reinsurance receivables.

In 2008 the Company increased its prior accident year loss reserves by $31.8 million and increased its allowance for uncollectible reinsurance by $3.1 million. The increase to prior accident year loss reserves primarily consisted of increases of $15.3 million in general liability lines and $18.3 million in professional liability lines, offset by reductions of $1.2 million in property lines and $0.6 million in umbrella lines:

•	General Liability: The $15.3 million increase primarily consisted of increases of $20.4 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $5.1 million related to accident years 2002 through 2005.

•	Professional Liability: The $18.3 million increase primarily consisted of increases of $20.3 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Property: The $1.2 million reduction primarily consisted of reductions of $2.6 million related to accident years 2007 and 2003 and prior, offset by increases of $1.4 million related to accident years 2004 through 2006.

•	Umbrella: The $0.6 million reduction was primarily related to accident years 2004 and prior.

The increase in the allowance for uncollectible reinsurance is due to the increase in the amount of the Company’s carried reinsurance receivables.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims ($50.8 million and $55.0 million as of December 31, 2010 and 2009, net of reinsurance, respectively) are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos & environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2010, 2009, and 2008 were IBNR reserves of $20.2 million, $21.6 million, and $31.8 million, respectively, and case reserves of approximately $10.1 million, $10.1 million, and $5.2 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$51,170	$60,601	$65,116
Plus: Incurred losses and loss adjustment expenses — case reserves	896	9,212	6,592
Plus: Incurred losses and loss adjustment expenses — IBNR	(1,648)	(5,716)	1,469
Less: Payments	1,267	12,927	12,576

Gross reserves for A&E losses and loss adjustment expenses — end of period	$49,151	$51,170	$60,601

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Net reserve for A&E losses and loss adjustment expenses — beginning of period	$31,677	$36,926	$30,144
Plus: Incurred losses and loss adjustment expenses — case reserves	238	9,989	4,150
Plus: Incurred losses and loss adjustment expenses — IBNR	(1,376)	(5,564)	7,988
Less: Payments	206	9,674	5,356

Net reserves for A&E losses and loss adjustment expenses — end of period	$30,333	$31,677	$36,926

Establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

As of December 31, 2010, 2009, and 2008, the survival ratio on a gross basis for the Company’s open A&E claims was 5.5 years, 5.1 years, and 9.2 years, respectively. As of December 31, 2010, 2009, and 2008, the survival ratio on a net basis for the Company’s open A&E claims was 6.0 years, 5.7 years, and 13.8 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

11.	Debt

Debt consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

6.22% guaranteed senior notes due July 2011 to July 2015	$90,000	$90,000
Three-month LIBOR plus 4.05% junior subordinated debentures due September 2033	10,310	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures due October 2033	20,619	20,619
Loans payable, due 2011 to 2012, 4.0% stated interest	356	640

Total debt	$121,285	$121,569

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranteed Senior Notes

On July 20, 2005, we sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, we are required to prepay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by Global Indemnity (Cayman), Ltd.

Junior Subordinated Debentures

In 2003, trusts formed and owned by the Company issued a total of $30.0 million of trust preferred securities. The funds were used to purchase junior subordinated interest notes and to support the business growth in the insurance subsidiaries and general business needs. A summary of the terms related to the trust preferred securities that are still currently outstanding is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions

AIS through its wholly owned subsidiary UNG Trust I	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the three month London Interbank Offered Rate (“LIBOR”) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary UNG Trust II	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008

The proceeds from the above offerings were used to purchase junior subordinated interest notes and were used to support the business growth in the insurance subsidiaries and general business needs.

Distributions on the above securities can be deferred up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on the common stock of the applicable subsidiary.

The Company’s wholly owned business trust subsidiaries, UNG Trust I and UNG Trust II, are not consolidated pursuant to applicable accounting guidance. These business trust subsidiaries have issued $30.0 million in floating rate capital securities and $0.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $30.9 million of the Company’s junior subordinated debentures, which have the same terms with respect to maturity, payments, and distributions as the floating rate capital securities and the floating rate common securities.

On May 15, 2008, the Company redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed. The registration of Penn Trust II was cancelled effective February 2, 2009.

Loans Payable

Loans payable of $0.4 million and $0.6 million as of December 31, 2010 and 2009 were comprised of a loan payable to a former minority shareholder. The current portion of these loans that will be payable in 2011 is $0.3 million. Interest expense related to loans payable was $0.02 million, $0.03 million, and $0.03 million for 2010, 2009, and 2008, respectively.

12.	Shareholders’ Equity

With the exception of the Rights Offering discussion below, all share amounts have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares effective July 2, 2010 as part of the re-domestication to Ireland. See Note 2 above for more information regarding the re-domestication.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights Offering

On February 17, 2009, the Company filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) covering up to $300.0 million of Class A ordinary shares, preferred shares, depositary shares, debt securities, warrants to purchase Class A ordinary shares, preferred shares or debt securities, stock purchase contracts, and stock purchase units. The filing was made in order to provide the Company with future financial flexibility.

On March 10, 2009, the Company filed Amendment No. 1 to the Form S-3 filing with the SEC, which included a preliminary prospectus defining the terms of our intended non-transferable rights offering (the “Rights Offering”). On March 17, 2009, the Company filed a final Prospectus under SEC Rule 424(b)(2), denoting the amended terms of the prospectus.

The Rights Offering allowed holders of the Company’s Class A ordinary shares to subscribe to a new offering of Class A ordinary shares and the holders of the Company’s Class B ordinary shares to subscribe to a new offering of Class B ordinary shares. One non-transferable Class A Right for each Class A ordinary share held, and one non-transferable Class B Right for each Class B ordinary share held, was distributed to the respective Class A and B share holders for each share owned at 5:00 PM EST on March 16, 2009, the record date for the Rights Offering. Each Right entitled the holder to purchase either 0.9013 Class A shares or 0.9013 Class B shares, depending on the class of shares owned on the record date of the offering, at the subscription price of $3.50 per share. The Rights Offering expired April 6, 2009.

The Rights Offering included an agreement with Fox Paine & Company and an investment entity referred to as the “Backstop Purchaser,” which is controlled by Fox Paine & Company. The Backstop Purchaser agreed, subject to certain conditions, to purchase all of the Class A and Class B ordinary shares offered in the Rights Offering and not subscribed for pursuant to the Rights Offering. The Company entered into the agreement to ensure that, subject to the conditions of the agreement, all Class A ordinary shares and Class B ordinary shares offered in the Rights Offering were either distributed in the Rights Offering or purchased subsequent to the Rights Offering at the same purchase price at which the rights were exercisable. Through this arrangement, the Company had a high degree of certainty that it would raise gross proceeds of $100.0 million through the Rights Offering. In the agreement and subject to the successful completion of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Payment of these fees was subject to the prior approval by the Company’s shareholders, which was obtained at the Annual General Shareholders’ meeting that was held on October 27, 2009. The fees were paid on October 27, 2009.

As a result of the Rights Offering, 17.2 million Class A ordinary shares and 11.4 million Class B ordinary shares were purchased, resulting in gross proceeds of $100.1 million. After deducting expenses associated with the Rights Offering, the Company’s equity increased $91.8 million. Approximately 66% of the Class A common shareholders had exercised their subscription right. Excluding those Class A ordinary shares that are owned by Fox Paine & Company and affiliated entities, approximately 72% of the Class A common shareholders had exercised their subscription right. Fox Paine & Company and affiliated entities purchased 5.9 million Class A ordinary shares and all Class B ordinary shares for $60.7 million.

Post the Rights Offering and including the impact of the one-for-two stock exchange, Fox Paine & Company and affiliated entities own 3.8 million of the total 21.3 million outstanding Class A ordinary shares and all 12.1 million of the outstanding Class B ordinary shares. In total, Fox Paine & Company and affiliated entities now own 47.4% of all outstanding shares and beneficially own shares having approximately 89.6% of the Company’s total outstanding voting power.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchases of the Company’s Class A Ordinary shares

The Company allows employees to surrender the Company’s Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During 2010, the Company purchased an aggregate of 12,088 of surrendered Class A ordinary shares from its employees for $0.2 million. During 2009, the Company purchased an aggregate of 13,525 of surrendered Class A ordinary shares from its employees for $0.2 million. All Class A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

As part of the Rights Offering, the Company purchased 5,000 Class A ordinary shares for $0.04 million that had been purchased by a former employee with the non-transferable Class A Rights that were distributed to that former employee for Class A ordinary shares held of non-vested restricted stock. Since the restricted stock was not vested, the former employee, upon leaving the Company, had to forfeit those Class A ordinary shares that had been purchased with the non-transferable Class A Rights that were distributed on that unvested restricted stock. See above for more details concerning the Rights Offering.

The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased in 2010:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period(1)	Purchased		Per Share	or Program	Plan or Program(2)

January 1-31, 2010	5,045	(3)	$15.98	—	$—
February 1-28, 2010	3,033	(3)	$13.96	—	$—
March 1-31, 2010	59	(4)	$7.00	—	$—
April 1-30, 2010	89	(3)	$19.60	—	$—
May 1-31, 2010	2,037	(3)	$15.79	—	$—
June 1-30, 2010	370	(3)	$15.00	—	$—
October 1-31, 2010	419	(3)	$16.65	—	$—
November 1-30, 2010	592	(3)	$19.29	—	$—
December 1-31, 2010	503	(3)	$19.84	—	$—

Total	12,147		$15.74	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Includes 59 shares repurchased as part of the Rights Offering.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased in 2009:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period(1)	Purchased		Per Share	or Program	Plan or Program(2)

January 1-31, 2009	4,622	(3)	$24.25	—	$—
February 1-28, 2009	2,163	(3)	$21.00	—	$—
May 1-31, 2009	1,198	(3)	$9.78	—	$—
July 1-31, 2009	8,651	(4)	$9.02	—	$—
October 1-31, 2009	796	(3)	$14.91	—	$—
November 1-30, 2009	1,095	(3)	$13.89	—	$—

Total	18,525		$14.81	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Includes 3,651 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock and 5,000 shares repurchased as part of the Rights Offering.

13.	Related Party Transactions

Fox Paine & Company

As of December 31, 2010, Fox Paine & Company beneficially owns shares having approximately 89.6% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of our Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company holds an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of our Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

As mentioned in Note 12 above, as a result of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Since Fox Paine & Company is a related party, and all other shareholders were not offered these fees in the Rights Offering, the payment of the fees was subject to the prior approval of the Company’s shareholders, which was obtained at the Annual General Shareholders’ meeting that was held on October 27, 2009. The fees were paid on October 27, 2009. See Note 12 above for more details concerning the Rights Offering.

At December 31, 2010 and 2009, Wind River Reinsurance was a limited partner in the Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.3 million and $5.6 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had an unfunded capital commitment of $2.6 million to the partnership.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2010, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company, LLC. The management fees covered the period from September 5, 2010 through September 4, 2011 and were recognized ratably over that period. In September 2009, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company, LLC pursuant to the Management Agreement with Fox Paine & Company, LLC. The management fees cover the period from September 5, 2009 through September 4, 2010 and will be recognized ratably over that period. In November 2008, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company, LLC. The management fees cover the period from September 5, 2008 through September 4, 2009 and were recognized ratably over that period. The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.

On July 2, 2010, United America Indemnity, Ltd. entered into an agreement to indemnify the affected indirect owners of the affiliates of Fox Paine & Company that were shareholders of United America Indemnity, Ltd. immediately prior to the effective date of our re-domestication to Ireland (See Note 2 for details). The agreement indemnifies them for any tax cost (including interest on tax and penalties, if any) of any triggering event and such affected indirect owners will pay us an amount equal to any tax benefits, if any, realized by them as a result of a triggering event for which they were indemnified, provided that the indirect owners will not be required to pay any amount of tax benefits in excess of the tax costs for which we have indemnified them. A sale or other disposition by these indirect owners of our ordinary shares will not constitute a triggering event for this purpose. In addition, the indemnification agreement provides that, under certain circumstances, in the event the conversion of Global Indemnity plc’s Class B ordinary shares to Class A ordinary shares or a sale or other disposition of Global Indemnity plc’s Class B ordinary shares is subject to Irish stamp duty, we will indemnify such affiliates of Fox Paine & Company and their transferees against such Irish stamp duty.

Cozen O’Connor

In 2010, 2009, and 2008, the Company incurred $0.2 million, $0.1 million, and $1.1 million, respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors as of December 31, 2010. Mr. Cozen has retired from our Board of Directors effective December 31, 2010.

Validus Reinsurance, Ltd.

Validus Reinsurance, Ltd. (“Validus”) was a participant on the Company’s following catastrophe reinsurance treaty:

•	$100.0 million in excess of $10.0 million, which expired on May 31, 2008;

The Company paid $3.9 million and ($0.1) million in 2008 and 2009, respectively, in premium to Validus as a result this treaty.

Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Ceded written premium	$(3,682)	$2,518	$10,634
Ceded paid losses	(309)	2,314	8,075

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Citigroup Global Markets, Inc.

In connection with the Rights Offering, the Company entered into an agreement with Citigroup Global Markets, Inc. (“Citi”), wherein Citi agreed to be the Company’s exclusive capital markets structuring adviser to provide advisory and investment banking services. The Company paid Citi $1.0 million in connection with these services in 2009. Chad A. Leat, Vice Chairman of Global Banking at Citigroup, is a member of the Company’s Board of Directors.

Frank Crystal & Company

During the years ended December 31, 2010 and 2009 the Company paid $0.2 million and $0.2 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, became a member of the Company’s Board of Directors effective July 6, 2010.

14.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2010, 2009, and 2008 were $5.2 million, $3.5 million, and $3.7 million, respectively. At December 31, 2010, future minimum payments under non-cancelable operating leases, net of expected sub-lease income, were as follows:

(Dollars in thousands)

2011	$3,168
2012	2,980
2013	3,055
2014	316
2015 and thereafter	75

Total	$9,594

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”),

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, we settled with AON for $16.3 million. We realized approximately $7.5 million, net of income taxes and attorney’s fees.

Other Commitments

As mentioned in Note 13 above, the Company has a remaining commitment of $2.6 million to the Fox Paine Capital Fund, II.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company, LLC. The most recent annual management fee of $1.5 million was paid to Fox Paine & Company, LLC on September 3, 2010. The next annual management fee payment of $1.5 million is payable on September 5, 2011.

15.	Share-Based Compensation Plans

All share amounts have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares effective July 2, 2010 as part of the re-domestication to Ireland. See Note 2 above for more information regarding the re-domestication.

The fair value method of accounting recognizes share-based compensation to employees and non-employee directors in the statements of operations using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.

For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model. An estimation of forfeitures is required when recognizing compensation expense which is then adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax expense resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

OPTIONS

Share Incentive Plan

The Company maintains the Global Indemnity plc Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. As amended and restated on July 2, 2010, the Company may issue up to 5.0 million Class A ordinary shares for

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance pursuant to awards granted under the Plan. Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

					Weighted
					Average
	Time-Based	Performance-	Tranche A		Exercise Price
	Options	Based Options	Options	Total Options	Per Share

Options outstanding at January 1, 2008	370,196	98,736	28,037	496,969	$35.50
Options issued	124,709	124,709	—	249,418	$40.10
Options forfeited	(27,102)	—	—	(27,102)	$25.96
Options exercised	(49,371)	—	—	(49,371)	$21.08
Options retired	(161)	—	—	(161)	$16.98
Options purchased by Company	(98,736)	(98,736)	—	(197,472)	$50.64

Options outstanding at December 31, 2008	319,535	124,709	28,037	472,281	$33.66
Options issued	124,709	124,709	—	249,418	$23.80
Options forfeited	(7,500)	—	—	(7,500)	$43.74
Options exercised	—	—	—	—	—
Options retired	(102,726)	—	(28,037)	(130,763)	$22.44
Options purchased by Company	(124,709)	(124,709)	—	(249,418)	$40.10

Options outstanding at December 31, 2009	209,309	124,709	—	334,018	$25.65
Options issued	—	—	—	—	—
Options forfeited	—	—	—	—	—
Options exercised	—	—	—	—	—
Options retired	(4,000)	—	—	(4,000)	$34.00
Options purchased by Company	—	—	—	—	—

Options outstanding at December 31, 2010	205,309	124,709	—	330,018	$25.55

Options exercisable at December 31, 2010	142,954	—	—	142,954	$27.84

NOTE:	The above table excludes 27,500 warrants that were issued, at an exercise price of $20.00 per share, on September 5, 2003 and which expired on September 11, 2008. In addition, the Tranche A options were granted outside of the Plan.

There was no activity in the Option-A Tranche during 2010 or 2008. In 2009, 28,037 Option-A Tranche options expired on March 31, 2009.

During 2008, the Company granted 124,709 Time-Based Options and 124,709 Performance-Based Options under the Plan. The Company also cancelled 98,736 Time-Based Options and 98,736 Performance-Based Options under the plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments over a four-year period, with any unvested options being forfeited upon termination of employment for any reason, and expire 10 years after the grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

During 2009, the Company granted 124,709 Time-Based Options and 124,709 Performance-Based Options under the Plan. The Company also cancelled 124,709 Time-Based Options and 124,709 Performance-Based Options under the plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments on December 31, 2008, 2010, 2011, and 2012, with any unvested options being forfeited upon termination of employment for any reason, and expire 10 years after the grant date. The

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

During 2010, there were no new option grants or cancellations.

In 2010, the Company recorded $1.2 million of compensation expense for the 330,018 outstanding options granted under the Plan. In 2009, the Company recorded $1.2 million of compensation expense for the 334,018 outstanding options granted under the Plan. In 2008, the Company recorded $1.2 million of compensation expense for the 472,281 outstanding options granted under the Plan. The Company received $0.0 million, $0.0 million and $1.0 million of proceeds from the exercise of options during 2010, 2009, and 2008, respectively. Amortization expense related to options is anticipated to be $1.1 million in 2011, $0.07 million in 2012, and $0.02 million in 2013.

Option intrinsic values, which are the differences between the fair market value of $20.45 at December 31, 2010 and the strike price of the option, are as follows:

		Weighted
	Number	Average
	of Shares	Strike Price	Intrinsic Value

Outstanding	330,018	$25.55	$0.01 million
Exercisable	142,954	27.84	0.01 million
Exercised	—	—	—

NOTE:	The intrinsic value of the Exercised Options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2010 include the following:

Number of
Options
Option Price	Exercisable

$16.98	207
$20.00	19,293
$23.80	62,354
$29.24	5,000
$34.00	41,100
$36.80	2,500
$37.70	12,500

Options exercisable at December 31, 2010	142,954

The weighted average fair value of options granted under the Plan was $4.56 and $15.14 in 2009 and 2008, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2009	2008

Dividend yield	0.0%	0.0%
Expected volatility	48.40%	31.4%
Risk-free interest rate	3.0%	3.1%
Expected option life	6.1 years	6.6 years

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the range of exercise prices of options outstanding at December 31, 2010, 2009, and 2008:

	Outstanding at	Weighted Average	Weighted Average
Ranges of Exercise Prices	December 31, 2010	Per Share Exercise Price	Remaining Life

$16.98-$19.99	207	$16.98	1.0 years
$20.00-$33.99	273,711	$23.63	8.2 years
$34.00-$37.70	56,100	$34.95	3.0 years

Total	330,018

	Outstanding at	Weighted Average	Weighted Average
Ranges of Exercise Prices	December 31, 2009	Per Share Exercise Price	Remaining Life

$16.98-$19.99	207	$16.98	2.0 years
$20.00-$33.99	273,711	$23.63	9.2 years
$34.00-$37.70	60,100	$34.89	4.0 years

Total	334,018

	Outstanding at	Weighted Average	Weighted Average
Ranges of Exercise Prices	December 31, 2008	Per Share Exercise Price	Remaining Life

$13.00-$19.99	28,244	$13.03	0.4 years
$20.00-$29.99	93,942	$20.49	2.3 years
$30.00-$39.99	90,677	$34.90	3.6 years
$40.00-$43.74	259,418	$40.24	8.4 years

Total	472,281

Restricted Shares

In addition to stock option awards, the Plan also provides for the issuance of Restricted Shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $1.1 million, $1.8 million and $1.4 million for 2010, 2009, and 2008, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $0.7 million at December 31, 2010, which will be recognized over a weighted average life of 2.4 years. The weighted average fair value of the 119,292 Class A ordinary shares, subject to certain restrictions granted to key employees of the Company under the Plan (“Restricted Shares”) that vested during the year ended December 31, 2010 was $20.38 per share.

The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total

Inception through 2007(1)	309,820	46,522	356,342
2008	111,327	23,698	135,025
2009	65,568	101,755	167,323
2010	47,610	76,648	124,258

	534,325	248,623	782,948

(1)	Includes 122,603 shares that were purchased by key employees in 2003.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested Restricted Shares activity for the years ended December 31, 2010, 2009, and 2008:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Non-vested Restricted Shares at January 1, 2008	76,612	$44.56
Shares issued	135,025	$31.94
Shares vested	(54,726)	$38.14
Shares forfeited	(19,427)	$43.55

Non-vested Restricted Shares at December 31, 2008	137,484	$34.87
Shares issued	167,323	$15.30
Shares vested	(146,497)	$20.78
Shares forfeited	(39,311)	$27.84

Non-vested Restricted Shares at December 31, 2009	118,999	$27.04
Shares issued	124,258	$15.76
Shares vested	(119,292)	$20.38
Shares forfeited	(58,020)	$24.59

Non-vested Restricted Shares at December 31, 2010	65,945	$20.26

Based on the terms of the Restricted Shares awards, all forfeited shares revert back to the Company.

During 2008, the Company granted an aggregate of 111,327 Restricted Shares to key employees of the Company and an aggregate of 23,698 fully vested Director Restricted Shares, at a weighted average fair value of $33.40 per share, to non-employee directors of the Company under the Plan. In 2008, the company granted 35,837 Restricted Shares to key employees and 18,770 fully vested Director Restricted Shares to non-employee directors of the Company out of shares held in treasury. Included in the 111,327 are 71,000 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 71,000 are 6,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years, and 15,000 shares that vest 25% on each subsequent anniversary date of the award for a period of four years. Of the remaining 50,000 shares, 10% of the shares vested upon being granted and 22.5% vest on each subsequent anniversary date of the award for a period of four years. The Company also granted 8,080 shares to a key executive in 2008. The 8,080 Restricted Shares vest 25% on each subsequent anniversary date of the award for a period of four years.

During 2009, the Company granted an aggregate of 65,568 Restricted Shares to key employees of the Company and an aggregate of 101,755 fully vested Director Restricted Shares, at a weighted average fair value of $13.54 per share, to non-employee directors of the Company under the Plan. In 2009, the company granted 29,235 Restricted Shares to key employees out of shares held in treasury. Included in the 65,568 are 38,681 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 38,681 are 26,181 shares that were forfeited in 2009 and 7,500 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years, and 5,000 shares that vest 25% on each subsequent anniversary date of the award for a period of four years.

During 2010, the Company granted an aggregate of 47,610 Restricted Shares to key employees of the Company and an aggregate of 76,648 fully vested Director Restricted Shares, at a weighted average fair value of $16.34 per share, to non-employee directors of the Company under the Plan. In 2010, the Company granted 8,149 Restricted Shares to key employees and 18,529 fully vested Director Restricted Shares to non-employee directors of the Company out of shares held in treasury. Included in the 47,610 are 10,000 Restricted Shares granted by the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to key executives of the Company in exchange for signed employment agreements. Included in the 10,000 are 5,000 shares that were forfeited in 2010 and 5,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years.

Chief Executive Officer

Effective May 10, 2007, Larry A. Frakes was hired as the Company’s President and Chief Operating Officer, as well as Chief Executive Officer of all of the Company Affiliates. Mr. Frakes’ four-year employment agreement includes several equity components including (a) the granting of $10.0 million of stock options, or 197,473 shares split evenly between time-based and performance-based options at the grant date market value of $50.64 per share; (b) an annual bonus program under which the first $0.5 million is paid in restricted stock based on the market value at December 31 of the subject Bonus Year; (c) the purchase of $1.0 million of the Company’s Class A ordinary shares by Mr. Frakes; and (d) the requirement that, effective January 1, 2009, Mr. Frakes hold Class A ordinary shares of the Company with a value of the lesser of two times his Annual Compensation or the sum of owned, granted, and vested Class A ordinary shares. The time-based options vest at 25% on each December 31 of years 2008 through 2011. The performance-based options generally vest at the same rate based on the achievement of various Company financial performance goals. The restricted stock portion of the 2008, 2009, and 2010 bonuses vest at 25% per year each year after the bonus year, and awards for the 2011 bonus year and thereafter will vest at 33.3% per year each year after the bonus year.

On February 5, 2008, the Company entered into an amended and restated employment agreement with Mr. Frakes, which amended and restated Mr. Frakes’ original employment agreement that was entered into on May 10, 2007. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement. The amended and restated agreement grants Mr. Frakes $10.0 million of options with a strike price equal to the average price per share that was paid by Mr. Frakes upon his purchase of $1.0 million of the Company’s Class A ordinary shares.

On September 14, 2009, the Company entered into an amended and restated employment agreement with Mr. Frakes, which amended and restated Mr. Frakes’ amended employment agreement that was entered into on February 5, 2008. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement. The Time Based Options vest at 25% on December 31, 2008, 2010, 2011, and 2012. The Performance Based Options have three vesting opportunities. Each tranche, which represents 25% of the total award, can initially vest on December 31, 2008, 2009, 2010, and 2011. Subsequent vesting opportunities occur on April 30, 2011 and 2012 for each tranche.

16.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company for new employees with less than 3 years of service prior to January 1, 2009 occurs pro-rata over a three year period. Effective January 1, 2009, vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.6 million, $1.4 million, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

17.	Earnings (Loss) Per Share

Earnings (loss) per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. With the exception of the Rights Offering discussion below, all share counts and corresponding per share market prices have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 2 above for more information regarding the re-domestication. As detailed below, share counts for prior years have also been restated as a result of the Rights Offering that took place in 2009.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued non-transferable rights to stockholders of record on March 16, 2009. The rights entitled the holders to purchase 0.9013 shares of common stock for every right held. The Rights Offering expired on April 6, 2009. On May 5, 2009, the Company issued 17.2 million Class A ordinary shares and 11.4 million Class B ordinary shares at a subscription price of $3.50 per share in conjunction with the Rights Offering.

The market price of the Company’s Class A ordinary shares was $4.89 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $3.50 per share subscription price of the shares issued under the Rights Offering was lower than the $4.89 per share market price on March 12, 2009, the Rights Offering contained a bonus element. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering. See Note 12 above for more details concerning the Rights Offering.

The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands, except share and per share data)

Net income (loss)	$84,903	$75,437	$(141,560)

Basic earnings (loss) per share:
Weighted average shares outstanding — basic	30,237,787	25,246,171	16,413,189
Adjustment for bonus element of Rights Offering	—	609,878	1,864,905

Adjusted weighted average shares outstanding — basic	30,237,787	25,856,049	18,278,094

Net income (loss)	$2.81	$2.92	$(7.74)

Diluted earnings (loss) per share:
Weighted average shares outstanding — diluted	30,274,259	25,271,504	16,413,189
Adjustment for bonus element of Rights Offering	—	609,878	1,864,905

Adjusted weighted average shares outstanding — diluted	30,274,259	25,881,382	18,278,094

Net income (loss)	$2.80	$2.91	$(7.74)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008

Weighted average shares for basic earnings per share	30,237,787	25,856,049	18,278,094
Non-vested restricted stock	36,472	2,961	—
Options and warrants	—	22,372	—

Weighted average shares for diluted earnings per share	30,274,259	25,881,382	18,278,094

If the Company had not incurred a loss in 2008, then 18,353,497 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 25,275 shares of non-vested restricted stock and 50,127 share equivalents for options and warrants.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Statutory Financial Information

GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the various U.S. State Insurance Departments. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are primarily carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets designated as “Non-admitted assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

•	Under SAP, certain premium receivables are non-admitted and are charged against surplus based upon aging criteria.

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

•	Under SAP, a provision for reinsurance is charged to surplus based on the authorized status of reinsurers, available collateral, and certain aging criteria, whereas under GAAP, an allowance for uncollectible reinsurance is established based on management’s best estimate of the collectability of reinsurance receivables.

The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2010, the maximum amount of distributions that could be paid for 2011 by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $42.4 million and $21.4 million, respectively. The Penn-America Insurance Companies limitation includes $7.0 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2010 ownership percentages. For 2010, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $50.3 million and $19.1 million, respectively.

The NAIC’s RBC model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”). If a company’s total adjusted capital is:

(a) less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;

(b) less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed;

(c) less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and

(d) less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

Based on the standards currently adopted, the Company reported in its 2010 statutory filings that the capital and surplus of the U.S. Insurance Companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. Insurance Companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Statutory capital and surplus, as of end of period	$467,526	$461,756	$440,157
Statutory net income (loss)	55,526	55,811	(45,363)

19.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4.

Gross premiums written by product classification are as follows:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Insurance Operations	$245,481	$267,992	$353,130
Reinsurance Operations	100,282	73,007	25,570

Total	$345,763	$340,999	$378,700

Of the Company’s non-affiliated professional wholesale general agents and program administrators, the top five accounted for 39.3% of our Insurance Operations’ gross premiums written for the year ended December 31, 2010. No one agency accounted for more than 12.1% of our Insurance Operations’ gross premiums written.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

	Insurance		Reinsurance
2010:	Operations(1)		Operations(2)		Total
(Dollars in thousands)

Revenues:
Gross premiums written	$245,481		$100,282		$345,763

Net premiums written	$196,065		$100,439		$296,504

Net premiums earned	$194,167		$92,607		$286,774
Other income	653		—		653

Total revenue	194,820		92,607		287,427
Losses and Expenses:
Net losses and loss adjustment expenses	71,175		59,184		130,359
Acquisition costs and other underwriting expenses	91,451	(3)	26,713		118,164

Income from segments	$32,194		$6,710		38,904

Unallocated items:
Net investment income					56,623
Net realized investment gains					26,437
Corporate and other operating expenses					(21,127)
Interest expense					(7,020)

Income before income taxes					93,817
Income tax expense					8,892

Income before equity in net loss of partnerships					84,925
Equity in net loss of partnerships, net of tax					(22)

Net income					$84,903

Total assets	$1,651,525		$643,158	(4)	$2,294,683

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $1,021 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance		Reinsurance
2009:	Operations(1)		Operations(2)		Total
(Dollars in thousands)

Revenues:
Gross premiums written	$267,992		$73,007		$340,999

Net premiums written	$218,264		$72,731		$290,995

Net premiums earned	$250,409		$51,265		$301,674
Losses and Expenses:
Net losses and loss adjustment expenses	146,197		23,185		169,382
Acquisition costs and other underwriting expenses	106,297	(3)	13,632		119,929

Income (loss) from segments	$(2,085)		$14,448		12,363

Unallocated items:
Net investment income					70,214
Net realized investment gains					15,862
Corporate and other operating expenses					(16,752)
Interest expense					(7,216)

Income before income taxes					74,471
Income tax expense					4,310

Income before equity in net income of partnerships					70,161
Equity in net income of partnerships, net of tax					5,276

Net income					$75,437

Total assets	$1,805,273		$640,507	(4)	$2,445,780

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $1,342 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance		Reinsurance
2008:	Operations(1)		Operations(2)		Total
(Dollars in thousands)

Revenues:
Gross premiums written	$353,130		$25,570		$378,700

Net premiums written	$305,479		$3,601		$309,080

Net premiums earned	$374,174		$8,334		$382,508
Losses and Expenses:
Net losses and loss adjustment expenses	293,820		11,354		305,174
Acquisition costs and other underwriting expenses	137,294	(3)	5,473		142,767

Loss from segments	$(56,940)		$(8,493)		(65,433)

Unallocated items:
Net investment income					67,830
Net realized investment losses					(50,259)
Corporate and other operating expenses					(13,918)
Interest expense					(8,657)
Impairments of goodwill & intangible assets					(96,449)

Loss before income taxes					(166,886)
Income tax benefit					(29,216)

Loss before equity in net loss of partnerships					(137,670)
Equity in net loss of partnerships, net of tax					(3,890)

Net loss					$(141,560)

Total assets	$1,870,030		$607,029	(4)	$2,477,059

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $1,871 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

20.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and cash interest for 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)

Net federal income taxes paid	$1,829	$18,019	$5,763
Interest paid	6,962	7,292	9,015

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs, and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should separately present information about purchases, sales, issuances, and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements, which will be effective on January 1, 2011. The Company adopted this new guidance in the first quarter of 2010 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In February, 2010, the FASB issued new accounting guidance surrounding disclosures of subsequent events. This guidance clarified that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. Previously, SEC filers were required to evaluate subsequent events through the date that the financial statements were available to be issued, and disclose the date through which subsequent events have been evaluated. The previous requirement was in conflict with SEC requirements surrounding subsequent events. The new guidance is meant to bring about consistency in regulatory framework between the FASB and the SEC surrounding evaluation of subsequent events. The Company adopted this new guidance in the first quarter of 2010 and it had no impact on the Company’s consolidated financial position or results of operations.

In October, 2010, the FASB issued new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. The guidance defines criteria for the capitalization of acquisition costs in a more specific manner than defined in previous guidance. This guidance is effective for calendar years beginning after December 15, 2011. The Company is still in the process of evaluating the impact that this guidance will have on our consolidated financial position and results of operations.

In December, 2010, the FASB issued new accounting guidance surrounding goodwill impairment testing for reporting units with zero or negative carrying values. Under previous guidance, these reporting units would have been exempt from goodwill impairment testing, even though qualitative indicators of goodwill impairment may have existed. This guidance modifies the requirements for these reporting units to evaluate whether it is more likely than not goodwill impairment exists using qualitative factors. This guidance is effective for fiscal years beginning after December 15, 2010. This guidance is not expected to have a material impact on our consolidated financial position or results of operations.

22.	Subsequent Events

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, we settled with AON for $16.3 million. We realized approximately $7.5 million, net of income taxes and attorney’s fees.

On February 22, 2011, an earthquake struck Christchurch, New Zealand. Given the magnitude and recent occurrence of this event, there is a lack of data available from industry participants resulting in significant

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainty with respect to potential insured losses, and as a result, the Company’s potential losses from this event. While we are still evaluating the potential loss, our current estimate is approximately $5.1 million. Actual losses from this event may vary materially from our current estimates due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies in the data provided.

On March 11, 2011, an earthquake and resultant tsunami struck off the northeast coast of Japan. Given the magnitude and recent occurrence of this event, there is a lack of data available from industry participants resulting in significant uncertainty with respect to potential insured losses, and as a result, the Company’s potential losses from this event. We are evaluating our exposure to loss from this event and have not determined an initial estimate.

23.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2010 and 2009 quarterly performance is as follows:

	Year Ended December 31, 2010
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
(Dollars in thousands, except per share data)

Net premiums earned	$70,788		$74,702	$70,089	$71,195
Net investment income	14,579		13,941	14,089	14,014
Net realized investment gains	14,204		5,597	1,818	4,818
Net losses and loss adjustment expenses	41,789		32,675	29,789	26,106
Acquisition costs and other underwriting expenses	30,148		29,008	28,541	30,467
Income before income taxes	20,999		26,003	20,908	25,907
Net income	18,901		24,512	19,762	21,728
Per share data — Diluted:
Net income	$0.62	(2)	$0.81	$0.65	$0.72

	Year Ended December 31, 2009
	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
(Dollars in thousands, except per share data)

Net premiums earned	$78,540		$74,732		$72,893		$75,509
Net investment income	22,177		16,605		15,267		16,165
Net realized investment gains (losses)	(8,596)		5,398		6,613		12,447
Net losses and loss adjustment expenses	47,740		44,047		38,887		38,708
Acquisition costs and other underwriting expenses	30,814		29,972		27,564		31,579
Income before income taxes	7,738		17,221		21,870		27,642
Net income	7,150		16,261		27,352		24,674
Per share data — Diluted:
Net income	$0.46	(1),(2)	$0.64	(2)	$0.90	(2)	$0.82	(2)

(1)	In computing the basic and diluted weighted share counts the number of shares outstanding prior to May 5, 2009 (the date that the ordinary stock was issued in conjunction with the Stockholders’ Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Stockholders’ Rights Offering in accordance with GAAP.

(2)	Per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2010. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2010, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have added, deleted, or modified certain of our internal controls over financial reporting during 2010. However, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Retention Agreements

On March 15, 2011, retention agreements were entered into between Thomas M. McGeehan, Matthew B. Scott, David J. Myers and Troy W. Santora and each of their respective employers. The retention agreements provide for the payment of a bonus equal to 1.5 times each executive’s base salary (0.5 times in the case of Mr. Santora), to be paid 12 months following the occurrence of a “Qualifying Transaction,” assuming that the executive remains continuously employed by his employer through such period.

If the executive’s employment with his employer terminates before the end of such 12-month period for any reason, including, without limitation, the death or disability of the executive, other than solely resulting from (i) the executive’s resignation with “good reason” or (ii) the termination of the executive’s employment without “cause” (as such terms are defined in the agreements), the executive will not earn and will not be entitled to receive his bonus (or any portion thereof), and the employer will have no further obligations under the retention agreement.

If the executive voluntarily terminates employment with good reason or his employment is terminated without cause during such 12-month period, he will receive the bonus (reduced, except in the case of Mr. Santora, by any cash severance payments made under the executive’s employment agreement with respect to each executive who is party to an employment agreement with his employer) at the end of such 12-month period. Following payment of his retention bonus, each executive, with the exception of Mr. Santora, will no longer be eligible for cash severance payments under his employment agreement upon any subsequent termination of employment. The variations in Mr. Santora’s retention agreement are intended to comply with applicable requirements under Bermuda law. “Qualifying Transaction” is defined in the retention agreements to mean: (i) a merger, consolidation or other business combination pursuant to which the business, assets or divisions of the executive’s employer or any parent of the employer is combined with an unaffiliated third party; (ii) the sale or other disposition of 50% or more of the stock of the employer or any parent of the employer; or (iii) certain transfers of all or substantially all of the assets of the employer or any parent of the employer, provided, however, that the Compensation Committee has sole discretion with respect to the determination as to whether a Qualifying Transaction has occurred. If no Qualifying Transaction is consummated within two years of the effective date of the retention agreements (or entered into during that two-year period and then later consummated), the agreements will terminate. In addition, any or all of the retention agreements may be terminated prior to the occurrence of a Qualifying Transaction by the Compensation Committee upon the recommendation of the Chief Executive Officer of Global Indemnity.

Restricted Share Agreement

On March 15, 2011, Global Indemnity entered into a restricted share agreement with Larry A. Frakes, our Chief Executive Officer, that provides for the grant of 31,250 restricted shares of Global Indemnity, which shares will vest 12 months following the occurrence of a “Qualifying Transaction,” assuming that that Mr. Frakes remains continuously employed by his employer through such period.

If Mr. Frakes’ employment with his employer terminates before the end of such 12-month period for any reason, including, without limitation, his death or disability, other than solely resulting from (i) his resignation with “good reason” or (ii) the termination of his employment without “cause” (as such terms are defined in the agreement), the restricted shares will be forfeited and Global Indemnity will have no further obligations under the agreement. If Mr. Frakes voluntarily terminates employment with good reason or his employment is terminated without cause during such 12-month period, the restricted shares will immediately vest. “Qualifying Transaction” is defined in the same manner as in the retention agreements described above. If no Qualifying Transaction is consummated within two years of the effective date of the agreement (or entered into during that two-year period and then later consummated), the restricted shares will be forfeited to Global Indemnity. The restricted share agreement provides that any provision in an agreement to which Mr. Frakes is a party that would otherwise cause the acceleration of vesting of his restricted shares on a change of control will not apply to the restricted shares being granted pursuant to his agreement.

Employment Agreement Amendment

On March 15, 2011, an amendment to the employment agreement with Mr. Frakes was entered into effective as of July 2, 2010, in order to transfer his employment from United America Indemnity to Global Indemnity (Cayman) Limited. The amendment provides for the coordination of his services to Global Indemnity (Cayman) Limited and to Global Indemnity, and in that regard provides that: (i) his duties to Global Indemnity (Cayman) Limited will be modified to the extent necessary for his duties to Global Indemnity to be carried out; (ii) termination of employment with Global Indemnity (Cayman) Limited will constitute termination of employment with Global Indemnity, and vice versa; (iii) of Mr. Frakes’ $600,000 base salary (which is consistent with his current salary), $413,000 will be paid for his services to Global Indemnity (Cayman) Limited and the remainder for his services to Global Indemnity; (iv) upon termination of employment by Global Indemnity (Cayman) Limited without “cause” or by Mr. Frakes for “good reason” (as defined in the agreement, as amended), he will receive his monthly salary (based on a $413,000 annual salary) for 18 months; (v) Global Indemnity (Cayman) Limited will provide Mr. Frakes with a bonus opportunity of $1,500,000, which is consistent with his current employment agreement; (vi) Mr. Frakes will receive a payment to compensate him for any additional taxes imposed on him in excess of the taxes he would have paid had he been subject to taxation solely in the United States, as well as reimbursement for his tax return preparation expenses; (vii) bonuses will be provided in a manner which preserves their deductibility pursuant to Section 162(m) of the Code (viii) amounts payable on termination of employment will be provided in a manner which complies with Section 409A of the Code, thus avoiding the acceleration of taxes and the imposition of additional taxes under that section of the Code; and (ix) references to affiliates in the current employment agreement (e.g., as to the entities with respect to which he is Chief Executive Officer) will not include any affiliate not treated as a United States person for federal income tax purposes. Other than with respect to the additional payments to make Mr. Frakes whole for foreign taxes and tax preparation expenses, as described in clause (vi) above, nothing in the amendment is intended to confer additional rights or benefits beyond those provided in the employment agreement prior to the amendment.

Assignment, Assumption and Amendment of the Management Agreement

On September 5, 2003, as part of the acquisition of Wind River Investment Corporation, United America Indemnity entered into a management agreement and a related indemnification agreement (together, the “Management Agreement”) with Fox Paine & Company, LLC and Wind River. In the Management Agreement, United America Indemnity agreed to pay to Fox Paine & Company, LLC an initial management fee of $13.2 million for the year beginning on September 5, 2003, which was paid on September 5, 2003, and thereafter an annual management fee of $1.2 million subject to certain adjustments. United America Indemnity likewise agreed to pay to Wind River an annual management fee of $0.3 million subject to certain adjustments. In exchange for the management fee, Fox Paine & Company, LLC and Wind River agreed to assist United America Indemnity and its affiliates by providing certain financial and strategic consulting, advisory and other services. Fox Paine & Company, LLC has also consulted with United America Indemnity and its affiliates on various matters including tax planning, public relations strategies, economic and industry trends and executive compensation.

On May 25, 2006, United America Indemnity entered into Amendment No. 1 to the Management Agreement with Fox Paine & Company, LLC and Wind River (“Amendment No. 1”). Amendment No. 1 terminated the services provided to United America Indemnity by Wind River as of May 25, 2006. In connection with United America Indemnity’s ongoing operations and Fox Paine & Company, LLC’s continued provision of management services, United America Indemnity agreed to pay an annual management fee of $1.5 million to Fox Paine & Company, LLC.  United America Indemnity also agreed to continue to indemnify Fox Paine & Company, LLC, Wind River and the other indemnified persons and to continue to reimburse Fox Paine & Company, LLC for expenses incurred in providing management services.

In connection with our re-domestication to Ireland, two of our subsidiaries, Wind River Reinsurance and Global Indemnity Group agreed to guarantee United America Indemnity’s payment obligations under the Management Agreement and Amendment No. 1.

On March 16, 2011, United America Indemnity and Global Indemnity Cayman entered into an agreement (the “Amended Management Agreement”) with Fox Paine & Company, LLC pursuant to which United America Indemnity assigned and Global Indemnity Cayman assumed all of United America Indemnity’s rights and obligations under the Management Agreement and Amendment No. 1. Under the Amended Management Agreement, Global Indemnity Cayman will pay to Fox Paine & Company, LLC the same $1.5 million annual management fee provided under Amendment No. 1 in exchange for Fox Paine & Company, LLC’s ongoing provision of management services to Global Indemnity Cayman and its affiliates. In addition, upon the consummation of a “change of control” transaction that does not involve Fox Paine & Company, LLC and its affiliates or the Funds, Global Indemnity Cayman will pay Fox Paine & Company, LLC a $10 million termination fee in exchange for the immediate termination of Global Indemnity Cayman’s obligation to pay the annual management fee and Fox Paine & Company, LLC’s obligation to provide management services. The Amended Management Agreement also confirms the arrangements under which Fox Paine & Company, LLC will provide advisory services to Global Indemnity Cayman and its affiliates in the event of a possible “change of control” transaction that does not involve Fox Paine & Company, LLC and its affiliates or the Funds. In exchange for such advisory services (which will include, as appropriate, advice and assistance with respect to defining objectives, performing valuation analyses and structuring, planning and negotiating any such transaction), Global Indemnity Cayman will pay Fox Paine & Company, LLC upon the consummation of a change of control transaction a transaction advisory fee equal to one percent of the transaction value (as determined in accordance with the terms of the Amended Management Agreement).

Under the Amended Management Agreement, Fox Paine & Company, LLC will continue to provide management services until the Funds no longer hold an indirect equity investment in United America Indemnity, or Global Indemnity Cayman agrees with Fox Paine & Company, LLC to terminate the management relationship. In the event a transaction is consummated that would otherwise have been a “change of control” transaction, but for any such transaction involving Fox Paine & Company, LLC and its affiliates or the Funds (and thus no termination fee in respect of the annual management fee obligation or transaction advisory fee being then due and payable), notwithstanding anything to the contrary in the Amended Management Agreement, (1) the consummation of any such transaction would not terminate the terms of the Amended Management Agreement, including the right of Fox Paine & Company, LLC to receive the $1.5 million annual management fee and (2) the $1.5 million annual management fee would continue until the earlier of (i) such time as Fox Paine & Company, LLC and its affiliates and the Funds no longer hold an indirect equity investment in Global Indemnity or any successor thereto and (2) such time as Fox Paine & Company, LLC and Global Indemnity Cayman agree to terminate the management relationship.

Global Indemnity Cayman has assumed United America Indemnity’s obligations to indemnify Fox Paine & Company, LLC, Wind River and the other indemnified parties against various liabilities that may arise as a result of the management services and advisory services they have provided or will provide. Global Indemnity Cayman will also continue to reimburse Fox Paine & Company, LLC for expenses incurred in providing management services.

Our subsidiaries, United America Indemnity, Wind River Reinsurance and Global Indemnity Group, have guaranteed Global Indemnity Cayman’s payment obligations under the Amended Management Agreement. The guaranties provided by Wind River Reinsurance and Global Indemnity Group in support of United America Indemnity’s payment obligations under the Management Agreement and Amendment No. 1 have been terminated.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 79 are filed as part of this report.

(2) The Financial Statement Schedules listed in the accompanying index on page 79 are filed as part of this report.

Exhibit No.		Description

3.1		Memorandum and Articles of Association of Global Indemnity pic (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))
3.2		Certificate of Incorporation of Global Indemnity pic, an Irish public limited company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
4.1		Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21,2005(File No. 000-50511)).
4.2		Assumption Agreement relating to the 6.22% Guaranteed Senior Notes, dated June 1, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001 -34809)).
10	.1*	Global Indemnity plc Share Incentive Plan, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
10	.2*	Amendment to Global Indemnity plc Share Incentive Plan dated July 2,2010 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
10	.3*	Deed Poll of Assumption for United America Indemnity, Ltd. Share Incentive Plan by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.3 or Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
10	.4*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
10	.5*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2,2010 (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
10	.6*	Amended and Restated Shareholders Agreement, dated July 2,2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).
10	.7*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))
10	.8*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2,2010 (incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

Exhibit No.		Description

10	.9*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2,2010 (incorporated herein by reference to Exhibit 10.9 of our Current Report on form 8-K12B dated July 2,2010 (File No. 001-34809)).
10	.10*	Employment Agreement for Larry A. Frakes, dated May 10, 2007 (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10,2007 (File No. 000-50511)).
10	.11*	Amended and Restated Employment Agreement for Larry A. Frakes, dated February 5, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 8,2008 (File No. 000-50511)).
10	.12*	Amended and Restated Employment Agreement for Larry A. Frakes, dated August 14, 2009 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 17,2009 (File No. 000-50511)).
10	.13+	Amendment to the Amended and Restated Employment Agreement for Larry A. Frakes, entered into on March 15, 2011 and effective as of July 2, 2010.
10	.14*	Executive Employment Agreement, dated as of April 1, 2006, between Wind River Insurance Company (Bermuda), Ltd. and David R. Whiting (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17,2006 (File No. 000-50511)).
10	.15*	Executive Employment Agreement, dated August 9, 2007, between Penn-America Insurance Company and Raymond H. McDowell (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2007 (File No. 000-50511)).
10	.16*	Executive Employment Agreement, dated July 28, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.22 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 000-50511)).
10	.17*	Amendment No. 1 to Executive Employment Agreement, dated as of July 30, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.23 to our annual report on Form 10-K for the fiscal year ended December 31,2008 (File No. 000-50511)).
10	.18*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to our annual report on Form 10-K for the fiscal year ended December 31,2009 (File No. 000-50511)).
10	.19+	Retention Agreement between Penn-America Insurance Company and Matthew B. Scott, dated March 15, 2011.
10	.20*	Executive Employment Agreement, dated as of November 15,2009, between Wind River Reinsurance Company, Ltd. and Troy W. Santora (incorporated herein by reference to Exhibit 10.26 to our annual report on Form 10-K for the fiscal year ended December 31,2009 (File No. 000-50511)).
10	.21+	Retention Agreement between Wind River Reinsurance Company, Ltd. and Troy W. Santora, dated March 15,2011.
10	.22*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended December 31,2009 (File No. 000-50511)).
10	.23+	Retention Agreement between United America Indemnity, Ltd. and Thomas M. McGeehan, dated March 15,2011.
10	.24+	Retention Agreement between Diamond State Insurance Company and David J. Myers, dated March 15,2011.
10	.25*	Subscription and Backstop Agreement, dated as of March 16,2009, between United America Indemnity, Ltd., U.N. Holdings (Cayman) II, Ltd., and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009 (File No. 000-50511)).
10	.26+	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC.

Exhibit No.		Description

10	.27+	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011.
10	.28*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).
10	.29*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).
21	.1+	List of Subsidiaries.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Indemnity Plc

By:	/s/ Larry A. Frakes
Name:     Larry A. Frakes

Title:	Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2011.

Signature	Title

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Larry A. Frakes Larry A. Frakes	President, Chief Executive Officer, and Director

/s/ Thomas M. McGeehan Thomas M. McGeehan	Principal Financial and Accounting Officer

/s/ James W. Crystal James W. Crystal	Director

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ James R. Kroner James R. Kroner	Director

/s/ Chad A. Leat Chad A. Leat	Director

/s/ Michael J. Marchio Michael J. Marchio	Director

/s/ Mary R. Hennessy Mary R. Hennessy	Director

GLOBAL INDEMNITY PLC

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES
(In thousands)

	As of December 31,
	2010
			Amount
			Included in the
	Cost*	Value	Balance Sheet

Type of Investment:
Fixed maturities:
United States Government and government agencies and authorities	$192,746	$202,690	$202,690
States, municipalities, and political subdivisions	239,872	245,012	245,012
Mortgage-backed and asset-backed securities	390,854	402,912	402,912
Public utilities	38,317	41,061	41,061
All other corporate bonds	531,866	552,717	552,717
Redeemable preferred stock	930	2,252	2,252

Total fixed maturities	1,394,585	1,446,644	1,446,644

Equity securities:
Common stocks:
Public utilities	3,302	3,570	3,570
Banks, trusts and insurance companies	26,201	31,239	31,239
Industrial and miscellaneous	91,171	110,465	110,465

Total equity securities	120,674	145,274	145,274

Other long-term investments	5,367	5,380	5,380

Total investments	$1,520,626	$1,597,298	$1,597,298

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY PLC

SCHEDULE II — Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(Dollars in thousands, except share data)

As of
December 31,
2010

ASSETS
Cash and cash equivalents	$51
Accounts receivable	41
Equity in unconsolidated subsidiaries(1)	928,381
Due from affiliates	504

Total assets	$928,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$308

Total liabilities	308

Commitments and contingencies	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,340,821; Class A ordinary shares outstanding: 18,300,544; Class B ordinary shares issued and outstanding: 12,061,370	3
Ordinary shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding(1)	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—
Additional paid-in capital	622,670
Accumulated other comprehensive income, net of tax	57,211
Retained earnings	349,642
Class A ordinary shares in treasury, at cost: 3,040,277 shares	(100,912)

Total shareholders’ equity	928,669

Total liabilities and shareholders’ equity	$928,977

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Balance Sheets
(Dollars in thousands, except share data)

As of
December 31,
2009

ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $68,755)	$69,899
Cash and cash equivalents	32,553
Equity in unconsolidated subsidiaries(1)	804,550
Due from affiliates	1,152
Other assets	1,316

Total assets	$909,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Note payable to affiliate(1)	$54,747
Payable for securities purchased	14,314
Other liabilities	8,433

Total liabilities	77,494

Commitments and contingencies	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 42,486,690; Class A ordinary shares outstanding: 36,430,477; Class B ordinary shares issued and outstanding: 24,122,744	7
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—
Additional paid-in capital	619,469
Accumulated other comprehensive income, net of tax	48,481
Retained earnings	264,739
Class A ordinary shares in treasury, at cost: 6,056,213 shares	(100,720)

Total shareholders’ equity	831,976

Total liabilities and shareholders’ equity	$909,470

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Operations and Comprehensive Income
(Dollars in thousands)

Year Ended
December 31, 2010

Revenues:
Total revenues	$—
Expenses:
Other expenses	(727)

Loss before equity in earnings of unconsolidated subsidiaries	(727)
Equity in earnings of unconsolidated subsidiaries(1)	85,630

Net income	84,903

Other comprehensive income, net of tax:
Equity in other comprehensive income of unconsolidated subsidiaries(1)	8,730

Other comprehensive income, net of tax	8,730

Comprehensive income, net of tax	$93,633

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Operations and Comprehensive Income
(Dollars in thousands)

Year Ended
December 31, 2009

Revenues:
Total revenues	$877
Expenses:
Other expenses	12,167

Loss before equity in earnings of unconsolidated subsidiaries	(11,290)
Equity in earnings of partnerships	1,732
Equity in earnings of unconsolidated subsidiaries(1)	84,995

Net income	75,437

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	1,145
Equity in other comprehensive income of unconsolidated subsidiaries(1)	28,548

Other comprehensive income, net of tax	29,693

Comprehensive income, net of tax	$105,130

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Cash Flows
(Dollars in thousands)

Year Ended
December 31, 2010

Net cash used for operating activities	$(30)

Cash flows from investing activities:
Investment in subsidiaries(1)	(872,715)

Net cash used for investing activities	(872,715)

Cash flows from financing activities:
Issuance of ordinary shares	973,708
Purchases of Class A ordinary shares	(100,912)

Net cash provided by financing activities	872,796

Net change in cash and equivalents	51
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$51

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Cash Flows
(Dollars in thousands)

Year Ended
December 31, 2009

Net cash used for operating activities	$(5,889)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	13,473
Purchases of fixed maturities	(55,999)
Purchases of other invested assets	(10,000)

Net cash used for investing activities	(52,526)

Cash flows from financing activities:
Issuance of ordinary shares	91,833
Excess tax expense from share-based compensation plans	(794)
Purchase of Class A ordinary shares	(274)

Net cash provided by financing activities	90,765

Net change in cash and equivalents	32,350
Cash and cash equivalents at beginning of period	203

Cash and cash equivalents at end of period	$32,553

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in thousands)

		Future
		Policy Benefits,
	Deferred Policy	Losses, Claims And	Unearned	Other Policy and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable

At December 31, 2010:
Insurance Operations	$27,108	$978,746	$104,837	$	___
Reinsurance Operations	8,237	73,997	31,035		___
At December 31, 2009:
Insurance Operations	$26,345	$1,221,516	$108,352	$	___
Reinsurance Operations	6,839	36,225	23,230		___
At December 31, 2008:
Insurance Operations	$33,737	$1,481,793	$138,796	$	___
Reinsurance Operations	997	24,636	10,881		___

		Benefits, Claims,
		Losses And	Amortization of
	Premium	Settlement	Deferred Policy	Net Written
Segment	Revenue	Expenses	Acquisition Costs	Premium

For the year ended December 31, 2010:
Insurance Operations	$194,167	$71,175	$(61,726)	$196,065
Reinsurance Operations	92,607	59,184	(23,582)	100,439

Total	$286,774	$130,359	$(85,308)	$296,504

For the year ended December 31, 2009:
Insurance Operations	$250,409	$146,197	$(73,437)	$218,264
Reinsurance Operations	51,265	23,185	(10,659)	72,731

Total	$301,674	$169,382	$(84,096)	$290,995

For the year ended December 31, 2008:
Insurance Operations	$374,174	$293,820	$(105,492)	$305,479
Reinsurance Operations	8,334	11,354	(3,390)	3,601

Total	$382,508	$305,174	$(108,882)	$309,080

		Corporate
	Net	and Other
	Investment	Operating
Unallocated Corporate Items	Income	Expenses

For the year ended December 31, 2010	$56,623	$21,127
For the year ended December 31, 2009	70,214	16,752
For the year ended December 31, 2008	67,830	13,918

GLOBAL INDEMNITY PLC

SCHEDULE IV — REINSURANCE
EARNED PREMIUMS
(Dollars in thousands)

					Percentage
	Gross	Ceded to Other	Assumed from		of Amount
	Amount(1)	Companies	Other Companies	Net Amount	Assumed to Net

For the year ended December 31, 2010:
Property & Liability Insurance	$248,995	$54,699	$92,478	$286,774	32.2%
For the year ended December 31, 2009:
Property & Liability Insurance	$298,427	$57,420	$60,667	$301,674	20.1%
For the year ended December 31, 2008:
Property & Liability Insurance	$429,164	$74,877	$28,221	$382,508	7.4%

(1)	— Includes direct premiums written.

GLOBAL INDEMNITY PLC

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at	Charged
	Beginning of	(Credited) to Costs	Charged (Credited)	Other	Balance at End
Description	Period	and Expenses	to Other Accounts	Deductions	of Period

For the year ended December 31, 2010:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,221	$(984)	$—	$—	$1,237
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	12,947	(204)	—	—	12,743
For the year ended December 31, 2009:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,655	$(434)	$—	$—	$2,221
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	13,661	(714)	—	—	12,947
For the year ended December 31, 2008:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,910	$(1,255)	$—	$—	$2,655
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	10,542	3,119	—	—	13,661

GLOBAL INDEMNITY PLC

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY
UNDERWRITERS
(Dollars in thousands)

		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claim
	Acquisition	Adjustment	Discount If	Unearned
	Costs	Expenses	Any Deducted	Premiums

Consolidated Property & Casualty Entities:
As of December 31, 2010	$35,344	$1,052,743	$12,000	$135,872
As of December 31, 2009	33,184	1,257,741	17,500	131,582
As of December 31, 2008	34,734	1,506,429	17,500	149,677

			Claims and Claim			Paid Claims
		Net	Adjustment Expense		Amortization of	and Claim
	Earned	Investment	Incurred Related To		Deferred Policy	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written

Consolidated Property & Casualty Entities:
For the year ended December 31, 2010	$286,774	$56,623	$184,460	$(54,101)	$(85,309)	$235,587	$296,504
For the year ended December 31, 2009	301,674	70,214	178,492	(9,110)	(84,096)	279,923	290,995
For the year ended December 31, 2008	382,508	67,830	270,242	34,932	(108,882)	270,220	309,080

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.