Form 10-Q
period 2011-03-31
Global Indemnity plc
filed 2011-05-10
CIK 1494904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
001-34809
Commission File Number
GLOBAL INDEMNITY PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
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

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2011, the registrant had outstanding 18,354,550 Class A Ordinary Shares and 12,061,370 Class B Ordinary Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;
2)	“we,” “us,” “our,” and the “Company” refer to Global Indemnity and its subsidiaries or, prior to July 2, 2010, to United America Indemnity;
3)	“ordinary shares” refers to Global Indemnity Class A and Class B ordinary shares, or, prior to July 2, 2010, to United America Indemnity Class A and Class B common shares;
4)	“United America Indemnity” refers to United America Indemnity, Ltd., a Cayman Islands exempted company that, on July 2, 2010, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;
5)	our “U.S. Subsidiaries” refers to Global Indemnity Group, Global Indemnity Group Services, LLC, AIS, Penn-America Group, Inc., and our Insurance Operations;
6)	our “United States Based Insurance Operations” and “Insurance Operations” refer to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Global Indemnity Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;
7)	our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

8)	our “Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Ltd., Global Indemnity (Cayman) Ltd., Global Indemnity (Luxembourg) Ltd., Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Ltd.;
9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;
10)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;
11)	“AIS” refers to American Insurance Service, Inc.;
12)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;
13)	our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;
14)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (fka United America Indemnity Group, Inc.);
15)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;
16)	“United National” refers to our product classification that includes property, general liability, and professional liability lines products distributed through program administrators with specific binding authority;
17)	“Diamond State” refers to our product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;
18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;
19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
21)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBAL INDEMNITY PLC
Consolidated Balance Sheets
(In thousands, except share amounts)

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,414,836 and $1,393,655)	$1,457,717	$1,444,392
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $930 and $930)	2,346	2,252
Common stocks:
Available for sale, at fair value (cost: $126,691 and $120,674)	154,325	145,274
Other invested assets
Available for sale, at fair value (cost: $14,126 and $4,255)	16,724	4,268
Securities classified as trading, at fair value (cost: $0 and $1,112)	—	1,112

Total investments	1,631,112	1,597,298

Cash and cash equivalents	108,170	119,888
Accounts receivable, net	68,097	56,657
Reinsurance receivables	390,574	422,844
Deferred federal income taxes	8,044	6,926
Deferred acquisition costs	38,037	35,344
Intangible assets	18,987	19,082
Goodwill	4,820	4,820
Prepaid reinsurance premiums	8,046	11,104
Other assets	25,911	20,720

Total assets	$2,301,798	$2,294,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,035,088	$1,052,743
Unearned premiums	139,957	135,872
Ceded balances payable	9,531	12,376
Contingent commissions	4,819	9,260
Payable for securities purchased	10,916	4,768
Federal income taxes payable	8,128	55
Notes and debentures payable	121,214	121,285
Other liabilities	30,780	29,655

Total liabilities	1,360,433	1,366,014

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,388,550 and 21,340,821, respectively; Class A ordinary shares outstanding: 18,341,910 and 18,300,544, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	623,181	622,725
Accumulated other comprehensive income, net of taxes	55,787	57,211
Retained earnings	363,427	349,642
Class A ordinary shares in treasury, at cost: 3,046,640 and 3,040,277 shares, respectively	(101,033)	(100,912)

Total shareholders’ equity	941,365	928,669

Total liabilities and shareholders’ equity	$2,301,798	$2,294,683

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Operations
(In thousands, except shares and per share data)

	(Unaudited)
	Quarters Ended March 31,
	2011	2010
Revenues:

Gross premiums written	$87,666	$92,853

Net premiums written	$83,108	$81,481

Net premiums earned	$75,969	$70,788
Net investment income	14,414	14,579
Net realized investment gains:
Other-than-temporary impairment losses on investments	(553)	(89)
Other-than-temporary impairment losses on investments recognized in other comprehensive income	—	47
Other net realized investment gains	12,550	14,246

Total net realized investment gains	11,997	14,204
Other income	11,669	—

Total revenues	114,049	99,571

Losses and Expenses:
Net losses and loss adjustment expenses	58,342	41,789
Acquisition costs and other underwriting expenses	29,852	30,148
Corporate and other operating expenses	2,780	4,896
Interest expense	1,752	1,739

Income before income taxes	21,323	20,999
Income tax expense	7,591	2,069

Income before equity in net income (loss) of partnerships	13,732	18,930
Equity in net income (loss) of partnerships, net of taxes	53	(29)

Net income	$13,785	$18,901

Per share data (1):

Net income
Basic	$0.45	$0.63

Diluted	$0.45	$0.63

Weighted-average number of shares outstanding
Basic	30,301,293	30,184,544

Diluted	30,338,413	30,204,420

(1)	Shares outstanding and per share amounts have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.
See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Comprehensive Income
(In thousands)

	(Unaudited)
	Quarters Ended March 31,
	2011	2010

Net income	$13,785	$18,901

Other comprehensive loss, net of tax:
Unrealized holding gains arising during period	7,335	9,978
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of tax	(4)	(1)
Recognition of previously unrealized holding gains	(8,755)	(10,993)
Unrealized foreign currency translation losses	—	(113)

Other comprehensive loss, net of tax	(1,424)	(1,129)

Comprehensive income, net of tax	$12,361	$17,772

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2011	December 31, 2010
Number of Class A ordinary shares issued:
Number at beginning of period	21,340,821	21,243,345
Ordinary shares issued under share incentive plans	33,558	20,828
Ordinary shares issued to directors	14,171	76,648

Number at end of period	21,388,550	21,340,821

Number of Class B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of Class A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of Class B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$622,725	$619,473
Share compensation plans	456	3,252

Balance at end of period	$623,181	$622,725

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$57,211	$48,481
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(1,422)	8,703
Unrealized foreign currency translation losses	—	(43)

Other comprehensive income (loss)	(1,422)	8,660
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of taxes	(2)	70

Balance at end of period	$55,787	$57,211

Retained earnings:
Balance at beginning of period	$349,642	$264,739
Net income	13,785	84,903

Balance at end of period	$363,427	$349,642

Number of Treasury Shares:
Number at beginning of period	3,040,277	3,028,106
Class A ordinary shares purchased	6,363	12,171

Number at end of period	3,046,640	3,040,277

Treasury Shares, at cost:
Balance at beginning of period	$(100,912)	$(100,720)
Class A ordinary shares purchased, at cost	(121)	(192)

Balance at end of period	$(101,033)	$(100,912)

Total shareholders’ equity	$941,365	$928,669

Share amounts have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.
See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC
Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$13,785	$18,901
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	20	20
Amortization and depreciation	522	528
Restricted stock expense	562	1,167
Deferred federal income taxes	(435)	(865)
Amortization of bond premium and discount, net	940	657
Net realized investment gains	(11,997)	(14,204)
Equity in net (income) loss of partnerships	(53)	29
Changes in:
Accounts receivable, net	(11,440)	953
Reinsurance receivables	32,270	22,643
Unpaid losses and loss adjustment expenses	(17,655)	(25,100)
Unearned premiums	4,085	6,890
Ceded balances payable	(2,845)	(13,983)
Other assets and liabilities, net	(4,512)	(9,236)
Contingent commissions	(4,441)	(5,692)
Federal income taxes payable	8,073	3,124
Deferred acquisition costs	(2,693)	(474)
Prepaid reinsurance premiums	3,058	3,803

Net cash provided by (used for) operating activities	7,244	(10,839)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	220,016	275,773
Proceeds from sale of stocks	29,365	10,324
Proceeds from maturity of fixed maturities	22,845	17,925
Proceeds from sale of other invested assets	1,348	68
Purchases of fixed maturities	(253,112)	(356,759)
Purchases of stocks	(29,100)	(10,937)
Purchases of other invested assets	(10,026)	—

Net cash used for investing activities	(18,664)	(63,606)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	(106)	(192)
Purchases of Class A ordinary shares	(121)	(120)
Principal payments of term debt	(71)	(71)

Net cash used for financing activities	(298)	(383)

Effect of exchange rates on cash and cash equivalents	—	(113)

Net change in cash and cash equivalents	(11,718)	(74,941)
Cash and cash equivalents at beginning of period	119,888	186,087

Cash and cash equivalents at end of period	$108,170	$111,146

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
The interim consolidated financial statements are unaudited, but have been prepared in conformity with GAAP, which differs in certain respects from those principles followed in reports to insurance regulatory authorities. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2011 and 2010 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities.
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Profit Enhancement Initiative
On November 2, 2010, we committed to a Profit Enhancement Initiative with respect to our U.S. Insurance Operations. The plan was initiated on November 4, 2010, and is part of our efforts to streamline our operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. This initiative is intended to enhance profitability and earnings by aligning corporate overhead costs with changes in our business. In the fourth quarter of 2010, the Company reduced its U.S. based census by approximately 25%, closed underperforming U.S. facilities, and supplemented staffing in Bermuda and in Ireland. All action items relating to this initiative were implemented by December 31, 2010.
The total cost of implementing this initiative was recorded in our consolidated statements of operations within our Insurance Operations segment in the fourth quarter of 2010. Components of the initiative included: (1) employee termination and severance charges of $1.71 million; (2) expenses of $1.53 million relating to discontinuing use of leased office space, net of expected sublease income; (3) restructuring expenses of $0.63 million for related asset and leasehold improvement impairments; and (4) expenses of $2.91 million relating to the curtailment of our workers’ compensation product initiative, consisting of a minimum ceded premium charge of $1.48 million on our workers’ compensation reinsurance treaty and $1.43 million in asset impairments.
The following table summarizes charges incurred in 2010 by expense type and the remaining liability as of December 31, 2010 and March 31, 2011:

	Employee	Operating	Asset	Workers’
(Dollars in thousands)	Termination	Leases	Impairments	Compensation	Total

Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments for 2010 actions	(504)	—	—	(492)	(996)
Non-cash adjustments	—	(190)	—	—	(190)

Liability at March 31, 2011	$625	$1,342	$—	$—	$1,967

There were no charges incurred related to the Profit Enhancement Initiative in our statement of operations for the periods ended March 31, 2011 or 2010.
4. Investments
The Company’s investments in fixed maturities, preferred stock, and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, other invested assets, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, excluding the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and convertible preferred stocks is included in income.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company’s investments in other invested assets are comprised of limited liability partnership interests and a mutual fund. Partnership interests where we owned more than 3% at any time are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. The mutual fund and partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and the fair value of the mutual fund and partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.
The amortized cost and estimated fair value of investments were as follows as of March 31, 2011 and December 31, 2010:

					Other than
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of March 31, 2011
Fixed maturities:
U.S. treasury and agency obligations	$109,762	$5,196	$(4)	$114,954	$—
Obligations of states and political subdivisions	240,985	5,080	(602)	245,463	—
Mortgage-backed securities	333,133	10,103	(136)	343,100	(17)
Asset-backed securities	111,335	2,368	(122)	113,581	(38)
Commercial mortgage-backed securities	38,353	5	(173)	38,185	—
Corporate bonds and loans	529,366	19,922	(595)	548,693	(134)
Foreign corporate bonds	51,902	1,885	(46)	53,741	—

Total fixed maturities	1,414,836	44,559	(1,678)	1,457,717	(189)
Common stock	126,691	29,024	(1,390)	154,325	—
Preferred stock	930	1,416	—	2,346	—
Other invested assets	14,126	3,021	(423)	16,724	—

Total	$1,556,583	$78,020	$(3,491)	$1,631,112	$(189)

(1)	Represents the total amount of other than temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) due to the adoption of the recent guidance on other than temporary impairments in 2009. Per the accounting guidance, these items were not included in earnings as of March 31, 2011.

					Other than
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (2)
As of December 31, 2010
Fixed maturities:
U.S. treasury and agency obligations	$192,746	$9,948	$(4)	$202,690	$—
Obligations of states and political subdivisions	239,872	5,756	(616)	245,012	—
Mortgage-backed securities	239,265	9,864	(49)	249,080	(19)
Asset-backed securities	112,626	2,548	(75)	115,099	(41)
Commercial mortgage-backed securities	38,963	9	(239)	38,733	—
Corporate bonds and loans	511,754	21,594	(564)	532,784	(134)
Foreign corporate bonds	58,429	2,570	(5)	60,994	—

Total fixed maturities	1,393,655	52,289	(1,552)	1,444,392	(194)
Common stock	120,674	25,300	(700)	145,274	—
Preferred stock	930	1,322	—	2,252	—
Other invested assets	5,367	13	—	5,380	—

Total	$1,520,626	$78,924	$(2,252)	$1,597,298	$(194)

(2)	Represents the total amount of other than temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) due to the adoption of the recent guidance on other than temporary impairments in 2009. Per the accounting guidance, these items were not included in earnings as of December 31, 2010.
The Company holds a mortgage-backed security (“MBS”) issued by Government National Mortgage Association (“GNMA”) which represented approximately 8% of shareholders’ equity as of March 31, 2011 and December 31, 2010. Excluding U.S. treasury, agency bonds, and the MBS issued by GNMA, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4.0% and 2.0% of shareholders’ equity at March 31, 2011 or December 31, 2010, respectively.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$69,569	$70,842
Due after one year through five years	604,897	627,804
Due after five years through ten years	197,630	203,381
Due after ten years through fifteen years	17,898	18,622
Due after fifteen years	42,021	42,202
Mortgaged-backed securities	333,133	343,100
Asset-backed securities	111,335	113,581
Commercial mortgage-backed securities	38,353	38,185

	$1,414,836	$1,457,717

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2011:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities:
U.S. treasury and agency obligations	$1,012	$(4)	$—	$—	$1,012	$(4)
Obligations of states and political subdivisions	47,382	(537)	1,614	(65)	48,996	(602)
Mortgage-backed securities	33,876	(114)	547	(22)	34,423	(136)
Asset-backed securities	16,447	(71)	819	(51)	17,266	(122)
Commercial mortgage-backed securities	32,846	(173)	—	—	32,846	(173)
Corporate bonds and loans	62,331	(591)	754	(4)	63,085	(595)
Foreign corporate bonds	5,300	(46)	—	—	5,300	(46)

Total fixed maturities	199,194	(1,536)	3,734	(142)	202,928	(1,678)
Common stock	25,611	(1,361)	361	(29)	25,972	(1,390)
Other invested assets	9,577	(423)	—	—	9,577	(423)

Total	$234,382	$(3,320)	$4,095	$(171)	$238,477	$(3,491)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis through discounted cash flow testing to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities and the magnitude and length of time that the fair value of such securities is below cost.
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
According to the most recent accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.
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
The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:
U.S. treasury and agency obligations — As of March 31, 2011, gross unrealized losses related to U.S. treasury and agency obligations were $0.004 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AAA. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Obligations of states and political subdivisions — As of March 31, 2011, gross unrealized losses related to obligations of states and political subdivisions were $0.6 million. Of this amount, $0.07 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.
Mortgage-backed securities — As of March 31, 2011, gross unrealized losses related to mortgage-backed securities were $0.14 million. Of this amount, $0.02 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated AA+. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.
Asset backed securities (“ABS”) — As of March 31, 2011, gross unrealized losses related to asset backed securities were $0.1 million. Of this amount, $0.05 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 29.8. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.
Commercial mortgage-backed securities (“CMBS”) — As of March 31, 2011, gross unrealized losses related to CMBS were $0.2 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 23.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.
Corporate bonds and loans — As of March 31, 2011, gross unrealized losses related to corporate bonds and loans were $0.6 million. Of this amount, $0.004 million has been in an unrealized loss position for twelve months or greater. All of these securities are rated below investment grade. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Foreign bonds — As of March 31, 2011, gross unrealized losses related to foreign bonds were $0.05 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated investment grade. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.
Common stocks — As of March 31, 2011, gross unrealized losses related to common stock were $1.39 million. Of this amount, $0.03 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.
The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2011 and 2010:

	Quarters Ended
	March 31,
(Dollars in thousands)	2011	2010
Fixed maturities:
OTTI losses, gross	$—	$(89)
Portion of loss recognized in other comprehensive income (pre-tax)	—	47

Net impairment losses on fixed maturities recognized in earnings	—	(42)
Common stock	(553)	—

Total	$(553)	$(42)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters ended March 31, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended
	March 31,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$115	$50
Additions where no OTTI was previously recorded	—	31
Additions where an OTTI was previously recorded	—	11
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	(29)	—

Balance at end of period	$86	$92

Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Net unrealized gains (losses) from:
Fixed maturities	$42,881	$50,737
Preferred stock	1,416	1,322
Common stock	27,634	24,600
Mutual Fund	(423)	—
Partnerships < 3% owned	3,021	13
Deferred taxes	(18,742)	(19,461)

Accumulated other comprehensive income	$55,787	$57,211

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Net Realized Investment Gains
The components of net realized investment gains for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarters Ended
	March 31,
(Dollars in thousands)	2011	2010

Fixed maturities	$5,715	$11,691
Convertibles	—	3
Common stock	6,282	2,510

Total	$11,997	$14,204

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Fixed maturities	$220,016	$275,773
Equity securities	29,365	10,324
Net Investment Income
The sources of net investment income for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2011	2010

Fixed maturities	$14,683	$15,580
Preferred and common stocks	777	361
Cash and cash equivalents	17	77

Total investment income	15,477	16,018
Investment expense	(1,063)	(1,439)

Net investment income	$14,414	$14,579

The Company’s total investment return on an after-tax basis for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2011	2010

Net investment income	$12,536	$12,283

Net realized investment gains	8,755	10,993
Net equity in net income (loss) of partnership	53	(29)
Net unrealized investment losses	(1,424)	(1,017)

Net investment gains	7,384	9,947

Total investment return	$19,920	$22,230

Total investment return % (1)	1.2%	1.3%

Average investment portfolio (2)	$1,720,392	$1,694,571

(1)	Not annualized.

(2)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Subprime and Alt-A Investments
The Company had approximately $2.9 million and $3.0 million worth of investment exposure through subprime and Alt-A investments as of March 31, 2011 and December 31, 2010, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of March 31, 2011, approximately $0.2 million of those investments were rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.5 million were rated below investment grade. As of December 31, 2010, approximately $0.2 million of those investments were rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.6 million were rated below investment grade. There were no impairments on these investments during the quarter ended March 31, 2011 and $0.04 million of impairments on these investments during the year ended December 31, 2010.
Insurance Enhanced Municipal Bonds
As of March 31, 2011, the Company held insurance enhanced municipal bonds of approximately $115.9 million, which represented approximately 6.7% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $47.4 million of these bonds are pre-refunded with U.S. treasury securities, of which $35.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $68.5 million of insurance enhanced municipal bonds, $32.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$145	$—
AA	27,569	10,418
A	422	16,271
BBB	2,493	3,940
NR	1,881	1,881

Total	$32,510	$32,510

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2011 is as follows:

				Exposure Net
				of Pre-refunded
			Government	& Government
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$11,258	$5,721	$—	$5,537
Financial Guaranty Insurance Company	2,454	2,454	—	—
Financial Security Assurance, Inc.	42,621	15,122	—	27,499
Municipal Bond Insurance Association	39,920	11,025	—	28,895
Federal Housing Association	2,259	—	2,259	—
Government National Housing Association	3,684	789	2,895	—
Permanent School Fund Guaranty	1,373	—	1,373	—

Total backed by financial guarantors	103,569	35,111	6,527	61,931
Other credit enhanced municipal bonds	12,283	12,283	—	—

Total	$115,852	$47,394	$6,527	$61,931

In addition to the $115.9 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $32.4 million, which represented approximately 1.9% of the Company’s total invested assets. The financial guarantors of the Company’s $32.4 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.8 million), Municipal Bond Insurance Association ($13.1 million), Ambac ($2.5 million), Financial Security Assurance, Inc. ($5.0 million), Assured Guaranty Insurance Group ($5.8 million), and Other ($5.2 million).
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2011.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Bonds Held on Deposit
Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of March 31, 2011 and December 31, 2010:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2011	December 31, 2010

On deposit with governmental authorities	$43,400	$43,656
Intercompany trusts held for the benefit of U.S. policyholders	601,160	609,242
Held in trust pursuant to third party requirements	96,625	68,900
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5,941	5,871

Total	$747,126	$727,669

5. Fair Value Measurements
The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of December 31, 2010. During the quarter ended March 31, 2011, the Company liquidated its remaining interest in this limited partnership.
During the quarters ended March 31, 2011 and 2010, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Quarter Ended March 31,
(Dollars in thousands)	2011	2010

Limited partnership > 3% ownership	$53	$(29)
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
The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$66,076	$48,878	$—	$114,954
Obligations of states and political subdivisions	—	245,463	—	245,463
Mortgage-backed securities	—	343,100	—	343,100
Commercial mortgage-backed securities	—	38,185	—	38,185
Asset-backed securities	—	113,581	—	113,581
Corporate bonds and loans	—	548,693	—	548,693
Foreign corporate bonds	—	53,741	—	53,741

Total fixed maturities	66,076	1,391,641	—	1,457,717
Preferred shares	—	2,346	—	2,346
Common shares	154,325	—	—	154,325
Other invested assets	—	—	16,724	16,724

Total invested assets	$220,401	$1,393,987	$16,724	$1,631,112

As of December 31, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$89,187	$113,503	$—	$202,690
Obligations of states and political subdivisions	—	245,012	—	245,012
Mortgage-backed securities	—	249,080	—	249,080
Commercial mortgage-backed securities	—	38,733	—	38,733
Asset-backed securities	—	115,099	—	115,099
Corporate bonds and loans	—	532,784	—	532,784
Foreign corporate bonds	—	60,994	—	60,994

Total fixed maturities	89,187	1,355,205	—	1,444,392
Preferred shares	—	2,252	—	2,252
Common shares	145,274	—	—	145,274
Other invested assets	—	—	5,380	5,380

Total invested assets	$234,461	$1,357,457	$5,380	$1,597,298

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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
There were no significant transfers between Level 1 and Level 2 during the quarters ended March 31, 2011 or 2010.
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2011:

Other
Quarter Ended March 31, 2011	Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2011	$5,380
Total gains (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income	2,585
Purchases	10,025
Sales	(1,347)

Ending balance at March 31, 2011	$16,724

Net unrealized losses included in net income for the period related to assets still held at March 31, 2011	$—

The amount is comprised of $7.1 million related to investments in limited partnerships and $9.6 million related to an investment in a mutual fund. The $7.1 million related to investments in limited partnerships was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s investment in a mutual fund of $9.6 million is measured utilizing the fund’s net asset value. The net asset value of the fund is based on the actual market price of the assets of the portfolio, including accrued income less liabilities and provisions for accrued expenses. The fund is comprised primarily of foreign equities. However, since the Company does not have the ability to see the invested asset composition of the mutual fund on a daily basis, this investment has been classified within the Level 3 category.
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2010:

Other
Quarter Ended March 31, 2010	Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(44)
Included in accumulated other comprehensive income	(1,339)
Distribution	(68)

Ending balance at March 31, 2010	$6,548

Net unrealized losses included in net income for the period related to assets still held at March 31, 2010	$(44)

The amount is comprised of $6.5 million related to investments in limited partnerships. Of the investments in limited partnerships, $5.4 million was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Of our investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fair Value of Alternative Investments
Included in “Other invested assets” in the fair value hierarchy at March 31, 2011 are limited liability partnerships and a mutual fund measured at fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2011.

		Future
		Funding
(Dollars in thousands)	Fair Value	Commitments

Equity Fund, LP (1)	$7,147	$2,544
Real Estate Fund, LP (2)	—	—
Mutual Fund (3)	9,577	—

Total	$16,724	$2,544

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero in 2010.

(3)	This is an open-ended unincorporated mutual investment fund which seeks to generate attractive long term total returns by investing in companies which benefit from increasing levels of domestic consumption expenditure in the Asia ex Japan region. Investments will primarily be in equity securities within the consumer staples, consumer discretionary and healthcare sectors in the Asia ex Japan region; however, the approach is unconstrained and may opportunistically invest in any sector. The Company may request to redeem units of the portfolio. However, depending on the size of the redemption request, certain restrictions may apply.
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

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
During the quarter ended March 31, 2011, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.
6. Reinsurance
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
The Company had the following reinsurance balances as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Reinsurance receivables	$390,574	$422,839
Collateral securing reinsurance receivables	(214,653)	(289,284)

Reinsurance receivables, net of collateral	$175,921	$133,555

Allowance for uncollectible reinsurance receivables	$12,742	$12,742
Prepaid reinsurance premiums	8,046	11,105

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels. The Company’s U.S. Insurance Operations’ primary reinsurance treaties are as follows:
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
Professional Liability Excess of Loss — Effective January 1, 2010, the Company renewed its professional liability excess of loss treaty which provides coverage of $4.0 million per policy / occurrence in excess of $1.0 million per policy / occurrence. This replaces the treaty that expired December 31, 2009, which provided identical limits of coverage. For 2011, it is anticipated that the exposure will be added to the casualty excess of loss treaty.
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

GLOBAL INDEMNITY PLC
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
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter ended March 31, 2011. To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.
7. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.59% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, discrete items such as the AON settlement and limited partnership distributions, and then adding that amount to income taxes on net realized gains and losses, discrete items and limited partnership distributions. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the quarters ended March 31, 2011 and 2010 were as follows:

Quarter Ended March 31, 2011:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$58,697	$56,467	$(27,498)	$87,666

Net premiums written	$58,195	$24,913	$—	$83,108

Net premiums earned	$49,626	$26,343	$—	$75,969
Net investment income	11,649	7,313	(4,548)	14,414
Net realized investment gains	3,415	8,582	—	11,997
Other income	—	11,669	—	11,669

Total revenues	64,690	53,907	(4,548)	114,049
Losses and Expenses:
Net losses and loss adjustment expenses	40,851	17,491	—	58,342
Acquisition costs and other underwriting expenses	18,737	11,115	—	29,852
Corporate and other operating expenses	1,763	1,017	—	2,780
Interest expense	—	6,300	(4,548)	1,752

Income before income taxes	$3,339	$17,984	$—	$21,323

Quarter Ended March 31, 2010:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$61,646	$54,071	$(22,864)	$92,853

Net premiums written	$60,867	$20,614	$—	$81,481

Net premiums earned	$47,041	$23,747	$—	$70,788
Net investment income	10,861	8,265	(4,547)	14,579
Net realized investment gains	5,031	9,173	—	14,204

Total revenues	62,933	41,185	(4,547)	99,571
Losses and Expenses:
Net losses and loss adjustment expenses	25,954	15,835	—	41,789
Acquisition costs and other underwriting expenses	20,375	9,773	—	30,148
Corporate and other operating expenses	2,168	2,728	—	4,896
Interest expense	—	6,286	(4,547)	1,739

Income before income taxes	$14,436	$6,563	$—	$20,999

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2011		2010
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income

Expected tax provision at weighted average rate	$6,553	30.7%	$2,374	11.3%
Adjustments:
Tax exempt interest	(524)	(2.5)	(519)	(2.5)
Dividend exclusion	(157)	(0.7)	(79)	(0.4)
Effective tax rate adjustment	1,698	8.0	278	1.3
Other	21	0.1	15	0.2

Income tax expense	$7,591	35.6%	$2,069	9.9%

The effective income tax expense rate for the quarter ended March 31, 2011 was 35.6%, compared to 9.9% for the quarter ended March 31, 2010. The increase in the effective tax rate is primarily due to the Company’s settlement with AON as noted in our 2010 Form 10-K. Excluding realized gains and the AON settlement, the Company’s expected annual effective tax rate is (14.6%). The effective rates differed from the weighted average expected income tax expense rates of 30.7% and 11.3% for the quarter ended March 31, 2011 and 2010, respectively, primarily due to the fact that the Company records tax based on the annualized effective tax rate, net of tax-exempt interest and dividends.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007.
The alternative minimum tax credit carryforward was $6.5 million and $6.5 million as of March 31, 2011 and December 31, 2010, respectively.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.7 million as of March 31, 2011 and December 31, 2010. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2011, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverage with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2011, the related adjustments could have a material impact on the Company’s future results of operations.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended
	March 31,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$1,052,745	$1,257,741
Less: Ceded reinsurance receivables	407,197	514,466

Net balance at beginning of period	645,548	743,275

Incurred losses and loss adjustment expenses related to:
Current year	63,641	44,627
Prior years	(5,299)	(2,838)

Total incurred losses and loss adjustment expenses	58,342	41,789

Paid losses and loss adjustment expenses related to:
Current year	5,123	2,660
Prior years	39,525	56,364

Total paid losses and loss adjustment expenses	44,648	59,024

Net balance at end of period	659,242	726,040
Plus: Ceded reinsurance receivables	375,846	506,601

Balance at end of period	$1,035,088	$1,232,641

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
In the first quarter of 2011, the Company reduced its prior accident year loss reserves by $5.3 million, which consisted of a $5.0 million reduction in general liability lines, a $0.9 million reduction in property lines, and $0.9 million in net reductions to other insignificant lines, offset by a $0.7 million increase in auto liability lines and a $0.8 million increase in workers’ compensation lines:
•	General liability: The $5.0 million reduction primarily consisted of reductions of $7.0 million related to our Insurance Operations, $5.8 million of which is from accident years 2004 through 2008 due to continued favorable emergence. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages. This reduction was offset by a net increase of $2.0 million related to our Reinsurance Operations in accident years 2009 and 2010 due to loss emergence on our Marine treaties.

•	Property: The $0.9 million reduction primarily related to accident year 2009 related to anticipated subrogation on a large equine mortality claim.

•	Auto liability: The $0.7 million increase primarily consisted of an increase of $0.6 million related to accident years 2009 and 2010 in our Reinsurance Operations related to a non-standard auto treaty.

•	Workers’ compensation: The $0.8 million increase related to accident years 2009 and 2010 in our Reinsurance Operations resulting from expected losses related to adjustment premiums recorded in the first quarter of 2011.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In the first quarter of 2010, the Company reduced its prior accident year loss reserves by $2.8 million. The reduction consisted of a $2.0 million reduction in general liability lines, a $0.6 million reduction in professional liability lines, and a $0.2 million reduction in property lines:
•	General liability: The $2.0 million reduction primarily related to accident years 2006 and prior and was due to continued favorable emergence on Penn-America business.

•	Professional liability: The $0.6 million reduction primarily consisted of net reductions of $1.0 million related to accident years 2007 and prior for our lawyers and real estate programs due to lower severity than originally anticipated, offset by increases of $0.4 million related to accident years 2008 and 2009 for our real estate program, where loss development was higher than expected during the quarter.

•	Property: The $0.2 million reduction primarily consisted of net reductions of $1.9 million primarily related to accident years 2002 and 2006 through 2008 due to a large subrogation recovery on a disputed claim, offset by an increase of $1.7 million primarily related to accident year 2009 due to higher than expected claim development.
9. Related Party Transactions
Fox Paine & Company
As of March 31, 2011, Fox Paine & Company beneficially owned shares having approximately 89.5% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company hold an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of our Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.
The Company incurred management fees of $0.4 million in each of the quarters ended March 31, 2011 and 2010 as part of the annual management fee that is paid to Fox Paine & Company.
At March 31, 2011 and December 31, 2010, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $7.1 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the Company had an unfunded capital commitment of $2.5 million to the partnership. Distributions of $0.15 million and $0.07 million were received from the limited partnership during the first quarters of 2011 and 2010, respectively.
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
Cozen O’Connor
During the quarter ended March 31, 2010, the Company incurred $0.04 million for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until his retirement effective December 31, 2010.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Validus Reinsurance, Ltd.
Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended March 31,
(Dollars in thousands)	2011	2010

Ceded written premium	$(76)	$(2,401	)(1)
Ceded paid losses	54	644

(1)	Represents an adjustment to true up the Company’s estimated amount of ceded premium to actual.
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
Frank Crystal & Company
During the quarter ended March 31, 2011, the Company paid $0.1 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, became a member of the Company’s Board of Directors effective July 6, 2010.
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
11. Share-Based Compensation Plans
During the quarter ended March 31, 2011, the Company granted 65,481 Class A ordinary shares at a weighted average grant date value of $21.44 per share, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). Of those shares, 54,233 were subject to certain restrictions and 11,248 vested immediately. In addition, during the same period, the Company granted an aggregate of 14,171 fully vested Class A ordinary shares, subject to certain restrictions, at a weighted average grant date value of $20.82 per share, to non-employee directors of the Company under the Plan.

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
The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended March 31,
except per share data)	2011	2010

Net income	$13,785	$18,901

Basic earnings per share:
Weighted average shares outstanding — basic	30,301,293	30,184,544

Net income per share	$0.45	$0.63

Diluted earnings per share:
Weighted average shares outstanding — diluted	30,338,413	30,204,420

Net income per share	$0.45	$0.63

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2011	2010

Weighted average shares for basic earnings per share	30,301,293	30,184,544
Non-vested restricted stock	28,318	19,876
Options	8,802	—

Weighted average shares for diluted earnings per share	30,338,413	30,204,420

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2011 and 2010 do not include 305,968 and 334,020 shares, respectively, that were deemed to be anti-dilutive.
13. Segment Information
The Company manages its business through two business segments: Insurance Operations, which includes the operations of the U.S. Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.
The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2010 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following are tabulations of business segment information for the quarters ended March 31, 2011 and 2010.

Quarter Ended March 31, 2011:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$56,467		$31,199		$87,666

Net premiums written	$52,411		$30,697		$83,108

Net premiums earned	$54,786		$21,183		$75,969
Other income	11,669		—		11,669

Total revenues	66,455		21,183		87,638
Losses and Expenses:
Net losses and loss adjustment expenses	32,800		25,542		58,342
Acquisition costs and other underwriting expenses	25,178	(3)	4,674		29,852

Income (loss) from segments	$8,477		$(9,033)		(556)

Unallocated Items:
Net investment income					14,414
Net realized investment gains					11,997
Corporate and other operating expenses					(2,780)
Interest expense					(1,752)

Income before income taxes					21,323
Income tax expense					7,591

Income before equity in net income of partnership					13,732
Equity in net income of partnership, net of tax					53

Net income					$13,785

Total assets	$1,632,579		$669,219	(4)	$2,301,798

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $284 relating to cessions from Insurance Operations to Reinsurance Operations.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended March 31, 2010:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$54,071		$38,782		$92,853

Net premiums written	$43,478		$38,003		$81,481

Net premiums earned	$49,744		$21,044		$70,788
Losses and Expenses:
Net losses and loss adjustment expenses	29,714		12,075		41,789
Acquisition costs and other underwriting expenses	22,700	(3)	7,448		30,148

Income (loss) from segments	$(2,670)		$1,521		(1,149)

Unallocated Items:
Net investment income					14,579
Net realized investment gains					14,204
Corporate and other operating expenses					(4,896)
Interest expense					(1,739)

Income before income taxes					20,999
Income tax expense					2,069

Income before equity in net loss of partnership					18,930
Equity in net loss of partnership, net of tax					(29)

Net income					$18,901

Total assets	$1,775,927		$640,714	(4)	$2,416,641

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $260 relating to cessions from Insurance Operations to Reinsurance Operations.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for net U.S. federal income taxes and interest during the quarters ended March 31, 2011 and 2010:

	Quarters Ended
	March 31,
(Dollars in thousands)	2011	2010

Net U.S. federal income taxes paid (recovered)	$(48)	$—
Interest paid	3,123	3,124
15. Subsequent Events
On March 23, 2011, the Company announced that David J. Myers is no longer President of Diamond State Group. The Company appointed Ronald F. Gorman as President of Diamond State Group on April 11, 2011.
On April 28, 2011, the Company announced it is evaluating potential strategic alternatives, which will include discussions with potential acquirers, and has retained Morgan Stanley & Co. Incorporated to assist with its evaluation.
In April and early May of 2011, the United States experienced severe weather from wind, hail, floods and tornados resulting in widespread property damage. We currently estimate that we have incurred pretax net losses of $6.1 million as a result of these events. Actual losses may vary materially from our current estimates due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies in the data provided.

GLOBAL INDEMNITY PLC

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Developments
On March 23, 2011, the Company announced that David J. Myers is no longer President of Diamond State Group. The Company appointed Ronald F. Gorman as President of Diamond State Group on April 11, 2011.
On April 28, 2011, the Company announced it is evaluating potential strategic alternatives, which will include discussions with potential acquirers, and has retained Morgan Stanley & Co. Incorporated to assist with its evaluation.
In April and early May of 2011, the United States experienced severe weather from wind, hail, floods and tornados resulting in widespread property damage. We currently estimate that we have incurred pretax net losses of $6.1 million as a result of these events. Actual losses may vary materially from our current estimates due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies in the data provided.
Overview
Our Insurance Operations distribute property and casualty insurance products through a group of approximately 102 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.
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

GLOBAL INDEMNITY PLC
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for our Insurance Operations, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. For further discussion about our product classifications, see “General — Business Segments — Our Insurance Operations” in Item 1 of Part I of our 2010 Annual Report on Form 10-K. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
In addition to our internal reserve analysis, independent external actuaries perform a detailed review of our reserves during the second and fourth quarters and performed an additional, higher level review as of March 31, 2011. We do not rely upon the review of the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.
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
The methods that we use to project ultimate losses for long-tail through short-tail exposures include, but are not limited to, the following:
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
For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and asbestos and environmental losses (“A&E”).
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

GLOBAL INDEMNITY PLC
Management’s best estimate at March 31, 2011 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,035.1 million and $659.2 million, respectively, as of March 31, 2011. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2011 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$342,476	$597,722	$940,198
Reinsurance Operations	26,781	68,109	94,890

Total	$369,257	$665,831	$1,035,088

	Net Reserves (2)
	Case	IBNR (1)	Total

Insurance Operations	$219,822	$345,720	$565,542
Reinsurance Operations	26,660	67,040	93,700

Total	$246,482	$412,760	$659,242

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses.
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

GLOBAL INDEMNITY PLC
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $63.6 million for claims occurring during the quarter ended March 31, 2011:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(9,228)	$(6,205)	$(3,182)	$(159)	$2,864
	-3%	(8,082)	(4,996)	(1,909)	1,177	4,264
	-2%	(7,510)	(4,391)	(1,273)	1,846	4,964
	-1%	(6,937)	(3,787)	(636)	2,514	5,664
	0%	(6,364)	(3,182)	—	3,182	6,364
	1%	(5,791)	(2,577)	636	3,850	7,064
	2%	(5,219)	(1,973)	1,273	4,519	7,764
	3%	(4,646)	(1,368)	1,909	5,187	8,464
	5%	(3,500)	(159)	3,182	6,523	9,864
Our net reserves for losses and loss expenses of $659.2 million as of March 31, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectability of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At March 31, 2011, our reinsurance receivables were $390.6 million, net of an allowance for uncollectible reinsurance receivables of $12.7 million. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectability of our reinsurance receivables.

GLOBAL INDEMNITY PLC
Investments
The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During our review, we consider credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 4 of the notes to consolidated financial statements in Item 1 of Part I of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.
For an analysis of our securities with gross unrealized losses as of March 31, 2011 and December 31, 2010, and for other than temporary impairment losses that we recorded for the quarters ended March 31, 2011 and 2010, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.
Fair Value Measurements
We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information about the fair value hierarchy and our assets that are accounted for at fair value.
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
Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets.
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

GLOBAL INDEMNITY PLC
Taxation
We provide for income taxes in accordance with applicable accounting guidance. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2011 or December 31, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
On an interim basis, we book our tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses), discrete items such as the AON settlement and limited partnership distributions by forecasted pre-tax income not including net realized investment gains (losses), discrete items and limited partnership distributions. Changes in pre-tax and taxable income in the jurisdictions where we do business can change the effective tax rate. To compute our income tax expense on an interim basis, we apply our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses), discrete items and limited partnership distributions and then add actual tax on net realized investment gains (losses), discrete items and limited partnership distributions to that result.
We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion of our tax uncertainties.
Our Business Segments
We manage our business through two business segments: Insurance Operations, which includes the operations of the U.S. Insurance Companies, and Reinsurance Operations, which are the operations of Wind River Reinsurance.
We evaluate the performance of our Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and commission and fee income, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2010 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarters Ended
	March 31,
(Dollars in thousands)	2011	2010
Insurance Operations premiums written:
Gross premiums written	$56,467	$54,071
Ceded premiums written	4,056	10,593

Net premiums written	$52,411	$43,478

Reinsurance Operations premiums written:
Gross premiums written	$31,199	$38,782
Ceded premiums written	502	779

Net premiums written	$30,697	$38,003

Revenues: (1)
Insurance Operations	$66,455	$49,744
Reinsurance Operations	21,183	21,044

Total revenues	$87,638	$70,788

Expenses: (2)
Insurance Operations (3)	$57,978	$52,414
Reinsurance Operations	30,216	19,523

Total expenses	$88,194	$71,937

Income (loss) from segments:
Insurance Operations	$8,477	$(2,670)
Reinsurance Operations	(9,033)	1,521

Total income from segments	$(556)	$(1,149)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	59.9	59.7
Expense ratio	46.0	45.6

Combined ratio	105.9	105.3

Reinsurance Operations
Loss ratio	120.6	57.4
Expense ratio	22.1	35.4

Combined ratio	142.7	92.8

Consolidated
Loss ratio	76.8	59.0
Expense ratio	39.3	42.6

Combined ratio	116.1	101.6

(1)	Excludes net investment income and net realized investment gains, which are not allocated to our segments.

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $284 and $260 for the quarters ended March 31, 2011 and 2010, respectively, related to cessions from our Insurance Operations to our Reinsurance Operations.

(4)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC
Results of Operations
All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.
Quarter Ended March 31, 2011 Compared with the Quarter Ended March 31, 2010
Insurance Operations
The components of income from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Gross premiums written	$56,467	$54,071	$2,396	4.4%

Net premiums written	$52,411	$43,478	$8,933	20.5%

Net premiums earned	$54,786	$49,744	$5,042	10.1%
Other income	11,669	—	11,669	100.0%

Total revenues	$66,455	$49,744	$16,711	33.6%

Losses and expenses:
Net losses and loss adjustment expenses	32,800	29,714	3,086	10.4%
Acquisition costs and other underwriting expenses (1)	25,178	22,700	2,478	10.9%

Income (loss) from segment	$8,477	$(2,670)	$11,147	417.5%

Underwriting Ratios:
Loss ratio:
Current accident year	75.8	63.9	11.9
Prior accident year	(15.9)	(4.2)	(11.7)

Calendar year	59.9	59.7	0.2
Expense ratio	46.0	45.6	0.4

Combined ratio	105.9	105.3	0.6

(1)	Includes excise tax of $284 and $260 related to cessions from our Insurance Operations to our Reinsurance Operations for the quarters ended March 31, 2011 and 2010, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $56.5 million for the quarter ended March 31, 2011, compared with $54.1 million for the quarter ended March 31, 2010, an increase of $2.4 million or 4.4%. The increase is primarily related to growth in Diamond State brokerage operations, offset partially by decreases in Penn-America.
Net premiums written, which equal gross premiums written less ceded premiums written, were $52.4 million for the quarter ended March 31, 2011, compared with $43.5 million for the quarter ended March 31, 2010, an increase of $8.9 million or 20.5%. The increase was primarily due to the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011.
The ratio of net premiums written to gross premiums written was 92.8% for the quarter ended March 31, 2011 and 80.4% for the quarter ended March 31, 2010, an increase of 12.4 points, which was primarily due to changes in our reinsurance structure on our property business noted above.

GLOBAL INDEMNITY PLC
Net premiums earned were $54.8 million for the quarter ended March 31, 2011, compared with $49.7 million for the quarter ended March 31, 2010, an increase of $5.0 million or 10.1%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended March 31, 2011 and 2010 were $24.2 million and $19.3 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2011 and 2010 were $30.6 million and $30.5 million, respectively.
Other Income
Other income was $11.7 million and $0.0 million for the quarters ended March 31, 2011 and 2010, respectively. Other income is comprised of fee income and $11.5 million received from our settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 10 to the consolidated financial statements in Item 1 of Part I of this report for additional details regarding income and related tax expense from this settlement.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 59.9% for the quarter ended March 31, 2011 compared with 59.7% for the quarter ended March 31, 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The current accident year loss ratio for the quarter ended March 31, 2011 increased 11.9 points from the quarter ended March 31, 2010:
•	The current accident year property loss ratio increased 11.8 points from 61.2% in the quarter ended March 31, 2010 to 73.0% in the quarter ended March 31, 2011, which consists of a 9.7 point increase in the non-catastrophe loss ratio from 59.4% in the quarter ended March 31, 2010 to 69.1% in the quarter ended March 31, 2011 and a 2.1 point increase in the catastrophe loss ratio from 1.8% in the quarter ended March 31, 2010 to 3.9% in the quarter ended March 31, 2011. The increase in the non-catastrophe loss ratio is primarily due to severity from fire losses. Non-catastrophe losses were $16.7 million and $11.4 million for the quarters ended March 31, 2011 and 2010, respectively. The increase in the catastrophe loss ratio is primarily due to tornado losses. Catastrophe losses were $0.9 million and $0.3 million for the quarters ended March 31, 2011 and 2010, respectively. Property net premiums earned for the quarters ended March 31, 2011 and 2010 were $24.2 million and $19.3 million, respectively.

•	The current accident year casualty loss ratio increased 12.4 points from 65.6% in the quarter ended March 31, 2010 to 78.0% in the quarter ended March 31, 2011 primarily due to a professional lines loss in a class of business that we are exiting and loss emergence in our general liability lines. Casualty net premiums earned for the quarters ended March 31, 2011 and 2010 were $30.6 million and $30.5 million, respectively.
The impact of changes to prior accident years is 15.9 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $8.7 million in the quarter ended March 31, 2011 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $2.1 million in the quarter ended March 31, 2010. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
In the first quarter of 2011, the Company reduced its prior accident year loss reserves by $8.7 million, which consisted of a $7.0 million reduction in general liability lines, a $1.0 million reduction in property lines, a $0.5 million reduction in umbrella lines, and $0.2 million in net reductions in all other lines:
•	General liability: The $7.0 million reduction primarily consisted of reductions of $6.9 million from accident years 2004 through 2008 and 1996 and prior due to continued favorable emergence. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages.

•	Property: The $1.0 million reduction primarily related to accident year 2009 related to anticipated subrogation on a large equine mortality claim.

•	Umbrella: The $0.5 million reduction primarily related to accident years 2008 and 2003 through 2005 primarily due to continued favorable emergence.

GLOBAL INDEMNITY PLC
In the first quarter of 2010, the Company reduced its prior accident year loss reserves by $2.1 million. The reduction consisted of a $2.0 million reduction in general liability lines and a $0.6 million reduction in professional liability lines, offset by a $0.5 million increase in property lines:
•	General liability: The $2.0 million reduction primarily related to accident years 2006 and prior and was due to continued favorable emergence on Penn-America business.

•	Professional liability: The $0.6 million reduction primarily consisted of net reductions of $1.0 million related to accident years 2007 and prior for our lawyers and real estate programs due to lower severity than originally anticipated, offset by increases of $0.4 million related to accident years 2008 and 2009 for our real estate program, where loss development was higher than expected during the quarter.

•	Property: The $0.5 million increase primarily consisted of an increase of $2.4 million primarily related to accident year 2009 due to higher than expected claim development, partially offset by net reductions of $1.9 million primarily related to accident years 2002 and 2006 through 2008 that were due to a recent large subrogation recovery on a disputed claim.
Net losses and loss adjustment expenses were $32.8 million for the quarter ended March 31, 2011, compared with $29.7 million for the quarter ended March 31, 2010, an increase of $3.1 million or 10.4%. Excluding the $8.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011 and the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010, the current accident year net losses and loss adjustment expenses were $41.5 million and $31.8 million for the quarters ended March 31, 2011 and 2010, respectively. This increase is primarily attributable to the increase in net premiums earned, and the factors described above.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $25.2 million for the quarter ended March 31, 2011, compared with $22.7 million for the quarter ended March 31, 2010, an increase of $2.5 million or 10.9%. The increase is comprised of a $2.0 million increase in acquisition costs and a $0.5 million increase in other underwriting expenses:
•	The $2.0 million increase in acquisition costs is primarily due to an increase in commissions resulting mainly from an increase in net earned premiums, a decrease in ceding commission resulting from an increase in retained business and an increase in contingent commissions related primarily to Penn-America business.

•	The $0.5 million increase in other underwriting expenses is primarily due to an increase in compensation costs related to underwriting units that were acquired or formed in the middle of 2010 and overall bonus compensation, partially offset by a decrease in employee compensation related to the Profit Enhancement Initiative.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 46.0% for the quarter ended March 31, 2011, compared with 45.6% for the quarter ended March 31, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in retained Penn-America business, which has a higher commission ratio than our other business units.
The combined ratio for our Insurance Operations was 105.9% for the quarter ended March 31, 2011, compared with 105.3% for the quarter ended March 31, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $8.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011 and the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010, the combined ratio increased from 109.5% for the quarter ended March 31, 2010 to 121.8% for the quarter ended March 31, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

GLOBAL INDEMNITY PLC
Income from segment
The factors described above resulted in income for our Insurance Operations of $8.5 million for the quarter ended March 31, 2011, compared to a loss of $2.7 million for the quarter ended March 31, 2010.
Reinsurance Operations
The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Gross premiums written	$31,199	$38,782	$(7,583)	(19.6%)

Net premiums written	$30,697	$38,003	$(7,306)	(19.2%)

Net premiums earned	$21,183	$21,044	$139	0.7%

Losses and expenses:
Net losses and loss adjustment expenses	25,542	12,075	13,467	111.5%
Acquisition costs and other underwriting expenses	4,674	7,448	(2,774)	(37.2%)

Income (loss) from segment	$(9,033)	$1,521	$(10,554)	(693.9%)

Underwriting Ratios:
Loss ratio:
Current accident year	104.4	61.0	43.4
Prior accident year	16.2	(3.6)	19.8

Calendar year loss ratio	120.6	57.4	63.2
Expense ratio	22.1	35.4	(13.3)

Combined ratio	142.7	92.8	49.9

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $31.2 million for the quarter ended March 31, 2011, compared with $38.8 million for the quarter ended March 31, 2010, a decrease of $7.6 million or 19.6%. The decrease was primarily due to cancellations of non-standard auto and workers’ compensation treaties in 2011 that were not replaced, offset partially by several new general liability treaties written in 2011.
Net premiums written, which equal gross premiums written less ceded premiums written, were $30.7 million for the quarter ended March 31, 2011, compared with $38.0 million for the quarter ended March 31, 2010, a decrease of $7.3 million or 19.2%. The decrease was primarily due to the decrease of gross premiums written noted above. A significant majority of our reinsurance agreements are not retro-ceded.
The ratio of net premiums written to gross premiums written was 98.4% for the quarter ended March 31, 2011 and 98.0% for the quarter ended March 31, 2010, an increase of 0.4 points.
Net premiums earned were $21.2 million for the quarter ended March 31, 2011, compared with $21.0 million for the quarter ended March 31, 2010, an increase of $0.2 million or 0.7%. Property net premiums earned for the quarters ended March 31, 2011 and 2010 were $8.3 million and $8.4 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2011 and 2010 were $12.9 million and $12.6 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 120.6% for the quarter ended March 31, 2011 compared with 57.4% for the quarter ended March 31, 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC
The current accident year loss ratio for the quarter ended March 31, 2011 increased 43.4 points from the quarter ended March 31, 2010.
•	The current accident year property loss ratio increased 117.8 points from 45.1% in the quarter ended March 31, 2010 to 162.9% in the quarter ended March 31, 2011. This increase was primarily due to catastrophe losses of $3.0 million and $8.8 million during the first quarter of 2011 related to earthquakes in New Zealand and Japan, respectively. Current accident year property losses for the quarters ended March 31, 2011 and 2010 were $13.5 million and $3.8 million, respectively.

•	The current accident year casualty loss ratio decreased 4.7 points from 71.6% in the quarter ended March 31, 2010 to 66.9% in the quarter ended March 31, 2011. This decrease was primarily due to $1.0 million in adjustment premiums booked in 2011 on a workers’ compensation treaty that was not renewed and therefore, had no losses incurred in the 2011 accident year. Losses were recorded related to the adjustment premiums in prior accident years as noted below.
The impact of changes to prior accident years is 16.2 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $3.4 million in the quarter ended March 31, 2011 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended March 31, 2010. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
In the first quarter of 2011, the Company increased its prior accident year loss reserves by $3.4 million, which consisted of a $2.0 million increase in general liability lines, a $0.8 million increase in workers’ compensation lines, and a $0.6 million increase in auto liability lines:
•	General liability: The $2.0 million increase primarily related to accident years 2009 and 2010 due to marine loss emergence that was greater than expected.

•	Workers’ compensation: The $0.8 million increase primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011 as discussed above.

•	Auto liability: The $0.6 million increase is primarily related to accident years 2009 and 2010 resulting from greater severity on a non-standard auto treaty.
In the first quarter of 2010, the Company reduced its prior accident year loss reserves by $0.8 million. This reduction is primarily due to a reduction of $0.8 million in our property lines that is primarily due to a 2009 reinsurance treaty. There were also offsetting adjustments made to our general liability and professional liability lines for accident years 2007 through 2009 that resulted in no net change.
Net losses and loss adjustment expenses were $25.5 million for the quarter ended March 31, 2011, compared with $12.1 million for the quarter ended March 31, 2010, an increase of $13.5 million or 111.5%. Excluding the $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011 and the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010, the current accident year net losses and loss adjustment expenses increased from $12.9 million for the quarter ended March 31, 2010 to $22.1 million for the quarter ended March 31, 2011. This increase is primarily attributable to large catastrophe losses incurred related to the New Zealand and Japan earthquakes as discussed above. Property net premiums earned for the quarters ended March 31, 2011 and 2010 were $8.3 million and $8.4 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2011 and 2010 were $12.9 million and $12.6 million, respectively.

GLOBAL INDEMNITY PLC
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $4.7 million for the quarter ended March 31, 2011, compared with $7.4 million for the quarter ended March 31, 2010, a decrease of $2.8 million or 37.2%. The decrease is due to a $3.1 million decrease in acquisition costs and a $0.3 million increase in other underwriting expenses:
•	The $3.1 million decrease in acquisition costs is primarily due to a decrease in contingent commissions resulting from severe current accident year losses discussed above.

•	The $0.3 million increase in other underwriting expenses is primarily due to an increase in compensation related to the hiring of new employees within this business unit.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 22.1% for the quarter ended March 31, 2011, compared with 35.4% for the quarter ended March 31, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the decreases in commissions noted above.
The combined ratio for our Reinsurance Operations was 142.7% for the quarter ended March 31, 2011, compared with 92.8% for the quarter ended March 31, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011 and a $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010, the combined ratio increased from 96.4% for the quarter ended March 31, 2010 to 126.5% for the quarter ended March 31, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.
Income (loss) from segment
The factors described above resulted in a loss from our Reinsurance Operations of $9.0 million for the quarter ended March 31, 2011 compared to income of $1.5 million for the quarter ended March 31, 2010.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Net investment income	$14,414	$14,579	$(165)	(1.1%)
Net realized investment gains	11,997	14,204	(2,207)	(15.5%)
Corporate and other operating expenses	(2,780)	(4,896)	(2,116)	(43.2%)
Interest expense	(1,752)	(1,739)	13	0.7%
Income tax expense	(7,591)	(2,069)	5,522	266.9%
Equity in net income (loss) of partnership, net of tax	53	(29)	82	282.8%
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $14.4 million for the quarter ended March 31, 2011, compared with $14.6 million for the quarter ended March 31, 2010, a decrease of $0.2 million or 1.1%.
•	Gross investment income, excluding realized gains and losses, was $15.5 million for the quarter ended March 31, 2011, compared with $16.0 million for the quarter ended March 31, 2010, a decrease of $0.5 million or 3.4%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010.

•	Investment expenses were $1.1 million for the quarter ended March 31, 2011, compared with $1.4 million for the quarter ended March 31, 2010, a decrease of $0.3 million or 26.1%. The decrease is primarily due to trust fee reductions in the current period.

GLOBAL INDEMNITY PLC
At March 31, 2011, the Company held mortgage-backed securities with a book value of $322.5 million. Excluding the mortgage-backed securities, the average duration of our fixed maturities portfolio was 2.2 years as of March 31, 2011, compared with 2.5 years as of March 31, 2010. Including cash and short-term investments, the average duration of our investments, excluding mortgage-backed securities, was 2.1 years as of March 31, 2011 compared to 2.3 years as of March 31, 2010. At March 31, 2011, our embedded book yield on our fixed maturities, not including cash, was 3.89% compared with 3.94% at March 31, 2010. The embedded book yield on the $245.5 million of municipal bonds in our portfolio was 3.61% at March 31, 2011, compared to an embedded book yield of 3.81% on our municipal bond portfolio of $200.3 million at March 31, 2010.
Net Realized Investment Gains
Net realized investment gains were $12.0 million and $14.2 million for the quarters ended March 31, 2011 and 2010, respectively. The net realized investment gains for the quarters ended March 31, 2011 and 2010 consist entirely of net gains relative to our fixed maturities and equity portfolios.
See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended March 31, 2011 and 2010.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.8 million for the quarter ended March 31, 2011, compared with $4.9 million for the quarter ended March 31, 2010, a decrease of $2.1 million or 43.2%. The decrease is primarily due to cost savings resulting from our previously disclosed Profit Enhancement Initiative.
Interest Expense
Interest expense was $1.8 million and $1.7 million for the quarters ended March 31, 2011 and 2010, respectively. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of our 2010 Annual Report on Form 10-K for details on our debt.
Income Tax Expense
Income tax expense was $7.6 million and $2.1 million for the quarters ended March 31, 2011 and 2010, respectively. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Equity in Net Income (Loss) of Partnerships
Equity in net income (loss) of partnerships, net of tax was income of $0.05 million and a loss of $0.03 million for the quarters ended March 31, 2011 and 2010, respectively, an increase of $0.08 million.
Net Income
The factors described above resulted in net income of $13.8 million and $18.9 million for the quarters ended March 31, 2011 and 2010, respectively, a decrease of $5.1 million or 27.1%.

GLOBAL INDEMNITY PLC
Liquidity and Capital Resources
Sources and Uses of Funds
Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its Insurance Operations: United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; and its Reinsurance Operations: Wind River Reinsurance.
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
The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The U.S. Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2011, the maximum amount of distributions that could be paid by the United National Insurance Companies and Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $42.4 million and $21.4 million, respectively. The Penn-America Insurance Companies limitation includes $7.0 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2010 ownership percentages. The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2011.
For 2011, we believe that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2010 statutory financial statements that will be filed with the BMA in 2011, we believe Wind River Reinsurance could pay a dividend in 2011 of up to $248.5 million without requesting BMA approval.
Cash Flows
Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.
Our reconciliation of net income to cash provided from operations is generally influenced by the following:
•	the fact that we collect premiums, net of commissions, in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.

GLOBAL INDEMNITY PLC
Net cash provided by (used for) operating activities was $7.2 million and ($10.8) million for the quarter ended March 31, 2011 and 2010, respectively. The increase in operating cash flows of approximately $18.1 million from the prior year was primarily a net result of the following items:

	Quarter Ended March 31,
(Dollars in thousands)	2011	2010	Change

Net premiums collected	$72,103	$65,078	$7,025
Net losses paid	(43,727)	(44,246)	519
Acquisition costs and other underwriting expenses	(34,739)	(45,044)	10,305
Net investment income	15,884	16,312	(428)
Net federal income taxes recovered	580	190	390
Interest paid	(3,123)	(3,123)	—
Other	266	(6)	272

Net cash provided by (used for) operating activities	$7,244	$(10,839)	$18,083

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter ended March 31, 2011. Please see Item 7 of Part II in our 2010 Annual Report on Form 10-K for information regarding our liquidity.
Capital Resources
There have been no significant changes to our capital resources during the quarter ended March 31, 2011. Please see Item 7 of Part II in our 2010 Annual Report on Form 10-K for information regarding our capital resources.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Liquidity” and “Capital Resources” sections in Item 7 of Part II of our 2010 Annual Report on Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies, including statements regarding projected annual savings and costs resulting from the Profit Enhancement Initiative.
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

GLOBAL INDEMNITY PLC
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in our 2010 Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of 2011, positive economic fundamentals led to growing optimism over recovery in the United States throughout much of the quarter. However, geopolitical instability and events in Japan later weighed on investors. Despite this late quarter sell-off due to fallout from the earthquake in Japan, all risk segments in the fixed income market outperformed duration-equivalent government bonds. An accommodative Federal policy and steep yield curve drove investors to search for yield in the riskiest parts of the fixed income markets. High yield outperformed and within the securitized sectors, commercial mortgage-backed securities also benefitted from continued investor demand.
The investment grade fixed income portfolio continues to maintain high quality with an AA average rating, and a low duration of 2.7 years. Portfolio purchases were focused on high quality credit and U.S. mortgage backed securities (“MBS”). These purchases were funded primarily through portfolio sales consisting of U.S. Treasuries and U.S. Agencies.
During the quarter, the portfolio allocation to U.S. mortgages was increased. The supply/demand technicals for U.S. agency are more favorable than U.S. Treasuries. The supply for U.S. Treasuries is projected to rise dramatically as U.S. budget deficits increase, whereas U.S. agency MBS supply will decline over time.
On January 31, 2011, $10.0 million was allocated to an Asian Consumption equity strategy. This allocation was made to take advantage of potential attractive long term total returns by investing in companies which benefit from increasing levels of consumption expenditure in the Asia ex Japan region.
There have been no other significant changes to our market risk since December 31, 2010. Please see Item 7A of Part II in our 2010 Annual Report on Form 10-K for information regarding our market risk.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls
During the quarter ended March 31, 2011 there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2010 Annual Report on Form 10-K, filed with the SEC on March 16, 2011. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Share Incentive Plan allows employees to surrender our Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 5,859 shares purchased from our employees during the quarter ended March 31, 2011. All Class A ordinary shares purchased from employees by us are held as treasury stock and recorded at cost.
The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2011:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

January 1-31, 2011	1,280	(3)	$21.00	—	$—
February 1-28, 2011	4,579	(3)	$20.69	—	$—
March 1-31, 2011	504	(3)	$21.19	—	$—

Total	6,363		$20.79	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Item 5.	Other Information
None.

GLOBAL INDEMNITY PLC

Item 6.	Exhibits

10.1
Amendment to the Amended and Restated Employment Agreement for Larry A. Frakes, entered into on March 15, 2011 and effective as of July 2, 2010 (incorporated herein by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

10.2
Retention Agreement between Penn-America Insurance Company and Matthew B. Scott, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

10.3
Retention Agreement between Wind River Reinsurance Company, Ltd. and Troy W. Santora, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

10.4
Retention Agreement between United America Indemnity, Ltd. and Thomas M. McGeehan, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

10.5
Retention Agreement between Diamond State Insurance Company and David J. Myers, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

10.6
Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

10.7
Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed on March 16, 2011 (File No. 001-34809)).

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

GLOBAL INDEMNITY PLC
Registrant

May 10, 2011 Date: May 10, 2011	By:	/s/ Thomas M. McGeehan Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and
Accounting Officer)