Form 10-Q
period 2011-06-30
Global Indemnity plc
filed 2011-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

001-34809

Commission File Number

GLOBAL INDEMNITY PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ARTHUR COX BUILDING

EARLSFORT TERRACE

DUBLIN 2

IRELAND

(Address of principal executive office including zip code)

353 (0) 1 618 0517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☐;    Accelerated filer  ☒;    Non-accelerated filer  ☐;    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2011, the registrant had outstanding 18,365,849 Class A Ordinary Shares and 12,061,370 Class B Ordinary Shares.

As used in this quarterly report, unless the context requires otherwise:

1)	“Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;

2)	“we,” “us,” “our,” and the “Company” refer to Global Indemnity and its subsidiaries or, prior to July 2, 2010, to United America Indemnity;

3)	“ordinary shares” refers to Global Indemnity Class A and Class B ordinary shares, or, prior to July 2, 2010, to United America Indemnity Class A and Class B common shares;

4)	“United America Indemnity” refers to United America Indemnity, Ltd., a Cayman Islands exempted company that, on July 2, 2010, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;

5)	our “U.S. Subsidiaries” refers to Global Indemnity Group, Global Indemnity Group Services, LLC, AIS, Penn-America Group, Inc., and our Insurance Operations;

6)	our “United States Based Insurance Operations” and “Insurance Operations” refer to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;

7)	our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

8)	our “Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Ltd., Global Indemnity (Cayman) Ltd., Global Indemnity (Luxembourg) Ltd., Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Ltd.;

9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;

10)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

11)	“AIS” refers to American Insurance Service, Inc.;

12)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;

13)	our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;

14)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (fka United America Indemnity Group, Inc.);

15)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

16)	“United National” refers to our product classification that includes property, general liability, and professional liability lines products distributed through program administrators with specific binding authority;

17)	“Diamond State” refers to our product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;

18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;

19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

21)	“$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,414,780 and $1,393,655)	$1,460,218	$1,444,392
Equity securities:
Available for sale, at fair value (cost: $129,239 and $121,604)	150,226	147,526
Other invested assets
Available for sale, at fair value (cost: $14,126 and $4,255)	17,579	4,268
Securities classified as trading, at fair value (cost: $0 and $1,112)	—	1,112

Total investments	1,628,023	1,597,298

Cash and cash equivalents	106,344	119,888
Premiums receivable, net	68,481	56,657
Reinsurance receivables	332,242	422,844
Deferred federal income taxes	9,414	6,926
Deferred acquisition costs	38,768	35,344
Intangible assets	18,893	19,082
Goodwill	4,820	4,820
Prepaid reinsurance premiums	8,842	11,104
Other assets	22,804	20,720

Total assets	$2,238,631	$2,294,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$975,196	$1,052,743
Unearned premiums	149,104	135,872
Ceded balances payable	6,118	12,376
Contingent commissions	4,944	9,260
Payable for securities purchased	4,536	4,768
Federal income taxes payable	1,559	55
Notes and debentures payable	121,142	121,285
Other liabilities	32,850	29,655

Total liabilities	1,295,449	1,366,014

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,401,190 and 21,340,821, respectively; Class A ordinary shares outstanding: 18,352,985 and 18,300,544, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	623,751	622,725
Accumulated other comprehensive income, net of taxes	52,639	57,211
Retained earnings	367,868	349,642
Class A ordinary shares in treasury, at cost: 3,048,205 and 3,040,277 shares, respectively	(101,079)	(100,912)

Total shareholders’ equity	943,182	928,669

Total liabilities and shareholders’ equity	$2,238,631	$2,294,683

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:

Gross premiums written	$94,962	$92,050	$182,628	$184,903

Net premiums written	$86,407	$79,523	$169,515	$161,004

Net premiums earned	$78,055	$74,702	$154,024	$145,490
Net investment income	13,930	13,941	28,344	28,520
Net realized investment gains:
Other-than-temporary impairment losses on investments	(1,353)	(363)	(1,906)	(452)
Other-than-temporary impairment losses on investments recognized in other comprehensive income	—	(4)	—	43
Other net realized investment gains	9,739	5,964	22,289	20,210

Total net realized investment gains	8,386	5,597	20,383	19,801
Other income	163	342	11,832	342

Total revenues	100,534	94,582	214,583	194,153

Losses and Expenses:
Net losses and loss adjustment expenses	61,753	32,675	120,095	74,464
Acquisition costs and other underwriting expenses	30,197	29,008	60,049	59,156
Corporate and other operating expenses	4,687	5,063	7,467	9,959
Interest expense	1,743	1,833	3,495	3,572

Income before income taxes	2,154	26,003	23,477	47,002
Income tax expense (benefit)	(2,287)	1,491	5,304	3,560

Income before equity in net income (loss) of partnerships	4,441	24,512	18,173	43,442
Equity in net income (loss) of partnerships, net of taxes	—	—	53	(29)

Net income	$4,441	$24,512	$18,226	$43,413

Per share data (1):

Net income
Basic	$0.15	$0.81	$0.60	$1.44

Diluted	$0.15	$0.81	$0.60	$1.44

Weighted-average number of shares outstanding
Basic	30,321,909	30,206,970	30,311,658	30,195,806

Diluted	30,367,556	30,233,002	30,349,985	30,216,324

(1)	Shares outstanding and per share amounts for 2010 have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$4,441	$24,512	$18,226	$43,413

Other comprehensive loss, net of taxes:
Unrealized holding gains arising during period	3,068	143	10,403	10,121
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of taxes	(6)	113	(10)	112
Recognition of previously unrealized holding gains	(6,210)	(3,801)	(14,965)	(14,794)
Unrealized foreign currency translation losses	—	(105)	—	(218)

Other comprehensive loss, net of taxes	(3,148)	(3,650)	(4,572)	(4,779)

Comprehensive income, net of taxes	$1,293	$20,862	$13,654	$38,634

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2011	Year Ended December 31, 2010
Number of Class A ordinary shares issued:
Number at beginning of period	21,340,821	21,243,345
Ordinary shares issued under share incentive plans	33,558	20,828
Ordinary shares issued to directors	26,811	76,648

Number at end of period	21,401,190	21,340,821

Number of Class B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of Class A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of Class B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$622,725	$619,473
Share compensation plans	1,026	3,252

Balance at end of period	$623,751	$622,725

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$57,211	$48,481
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(4,564)	8,703
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of taxes	(8)	70
Unrealized foreign currency translation losses	—	(43)

Other comprehensive income (loss)	(4,572)	8,730

Balance at end of period	$52,639	$57,211

Retained earnings:
Balance at beginning of period	$349,642	$264,739
Net income	18,226	84,903

Balance at end of period	$367,868	$349,642

Number of Treasury Shares:
Number at beginning of period	3,040,277	3,028,106
Class A ordinary shares purchased	7,928	12,171

Number at end of period	3,048,205	3,040,277

Treasury Shares, at cost:
Balance at beginning of period	$(100,912)	$(100,720)
Class A ordinary shares purchased, at cost	(167)	(192)

Balance at end of period	$(101,079)	$(100,912)

Total shareholders’ equity	$943,182	$928,669

Share amounts for 2010 have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$18,226	$43,413
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	41	41
Amortization and depreciation	1,041	1,190
Restricted stock expense	1,132	2,042
Deferred federal income taxes	(299)	74
Amortization of bond premium and discount, net	2,321	1,610
Net realized investment gains	(20,383)	(19,801)
Equity in net (income) loss of partnerships	(53)	29
Changes in:
Premiums receivable, net	(11,824)	(772)
Reinsurance receivables	90,602	57,715
Unpaid losses and loss adjustment expenses	(77,547)	(88,982)
Unearned premiums	13,232	10,696
Ceded balances payable	(6,258)	(11,240)
Other assets and liabilities, net	215	(8,749)
Contingent commissions	(4,316)	(5,242)
Federal income taxes payable	1,504	(274)
Deferred acquisition costs	(3,424)	(1,543)
Prepaid reinsurance premiums	2,262	4,819

Net cash provided by (used for) operating activities	6,472	(14,974)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	459,364	476,634
Proceeds from sale of stocks	50,055	20,330
Proceeds from maturity of fixed maturities	31,670	27,075
Proceeds from sale of other invested assets	1,348	68
Purchases of fixed maturities	(504,088)	(522,948)
Purchases of stocks	(47,923)	(51,461)
Purchases of other invested assets	(10,026)	—
Acquisition of business, net of cash acquired	—	(14,970)

Net cash used for investing activities	(19,600)	(65,272)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	(106)	(221)
Purchases of Class A ordinary shares	(167)	(163)
Principal payments of term debt	(143)	(142)

Net cash used for financing activities	(416)	(526)

Effect of exchange rates on cash and cash equivalents	—	(218)

Net change in cash and cash equivalents	(13,544)	(80,990)
Cash and cash equivalents at beginning of period	119,888	186,087

Cash and cash equivalents at end of period	$106,344	$105,097

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation and Basis of Presentation

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland. Global Indemnity replaced the Company’s predecessor, United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction. See Note 2 below for details regarding the re-domestication. United America Indemnity, Ltd. was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. United America Indemnity, Ltd. is now a subsidiary of the Company and an Irish tax resident. The Company’s Class A ordinary shares are publicly traded on the NASDAQ Global Select Market. On July 6, 2010, the Company changed its trading symbol on the NASDAQ Global Select Market from “INDM” to “GBLI.”

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K.

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

3. Profit Enhancement Initiative

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The total cost of implementing this initiative was recorded in our consolidated statements of operations within our Insurance Operations segment in the fourth quarter of 2010. Components of the initiative included: (1) employee termination and severance charges of $1.71 million; (2) expenses of $1.53 million relating to discontinuing use of leased office space, net of expected sub-lease income; (3) restructuring expenses of $0.63 million for related asset and leasehold improvement impairments; and (4) expenses of $2.91 million relating to the curtailment of our workers’ compensation product initiative, consisting of a minimum ceded premium charge of $1.48 million on our workers’ compensation reinsurance treaty and $1.43 million in asset impairments.

The following table summarizes charges incurred in 2010 by expense type and the remaining liability as of December 31, 2010 and June 30, 2011:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total
Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments in 2011 for 2010 actions	(803)	(431)	—	(492)	(1,726)
Non-cash adjustments	—	(64)	—	—	(64)

Liability at June 30, 2011	$326	$1,037	$—	$—	$1,363

There were charges incurred related to the Profit Enhancement Initiative in our statement of operations for the quarter and six months ending June 30, 2011 of ($0.064) million which was included in the “Corporate and other operating expenses” line item. There were no charges incurred related to the Profit Enhancement Initiative in our statement of operations for the quarter or six months ending June 30, 2010.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The amortized cost and estimated fair value of investments were as follows as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2011
Fixed maturities:
U.S. treasury and agency obligations	$116,805	$5,990	$(191)	$122,604	$—
Obligations of states and political subdivisions	225,788	7,513	(193)	233,108	—
Mortgage-backed securities	321,501	10,122	(463)	331,160	(16)
Asset-backed securities	115,579	2,554	(38)	118,095	(36)
Commercial mortgage-backed securities	38,003	44	(72)	37,975	—
Corporate bonds and loans	542,331	18,684	(845)	560,170	(134)
Foreign corporate bonds	54,773	2,357	(24)	57,106	—

Total fixed maturities	1,414,780	47,264	(1,826)	1,460,218	(186)
Common stock	129,239	23,181	(2,194)	150,226	—
Other invested assets	14,126	3,453	—	17,579	—

Total	$1,558,145	$73,898	$(4,020)	$1,628,023	$(186)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2010
Fixed maturities:
U.S. treasury and agency obligations	$192,746	$9,948	$(4)	$202,690	$—
Obligations of states and political subdivisions	239,872	5,756	(616)	245,012	—
Mortgage-backed securities	239,265	9,864	(49)	249,080	(19)
Asset-backed securities	112,626	2,548	(75)	115,099	(41)
Commercial mortgage-backed securities	38,963	9	(239)	38,733	—
Corporate bonds and loans	511,754	21,594	(564)	532,784	(134)
Foreign corporate bonds	58,429	2,570	(5)	60,994	—

Total fixed maturities	1,393,655	52,289	(1,552)	1,444,392	(194)
Common stock	120,674	25,300	(700)	145,274	—
Preferred stock	930	1,322	—	2,252	—
Other invested assets	5,367	13	—	5,380	—

Total	$1,520,626	$78,924	$(2,252)	$1,597,298	$(194)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

The Company held a mortgage-backed security (“MBS”) issued by Government National Mortgage Association (“GNMA”) which represented approximately 4% and 8% of shareholders’ equity as of June 30, 2011 and December 31, 2010, respectively. Excluding U.S. treasuries, agency bonds, and the MBS issued by GNMA, the Company did not hold any debt or equity investments in a single issuer that was in excess of 3.0% and 2.0% of shareholders’ equity at June 30, 2011 and December 31, 2010, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$63,267	$64,375
Due after one year through five years	631,479	657,437
Due after five years through ten years	192,196	197,114
Due after ten years through fifteen years	16,343	17,210
Due after fifteen years	36,412	36,852
Mortgaged-backed securities	321,501	331,160
Asset-backed securities	115,579	118,095
Commercial mortgage-backed securities	38,003	37,975

	$1,414,780	$1,460,218

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2011:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$21,354	$(191)	$—	$—	$21,354	$(191)
Obligations of states and political subdivisions	8,895	(84)	4,379	(109)	13,274	(193)
Mortgage-backed securities	69,788	(444)	541	(19)	70,329	(463)
Asset-backed securities	—	—	766	(38)	766	(38)
Commercial mortgage-backed securities	17,836	(72)	—	—	17,836	(72)
Corporate bonds and loans	74,684	(842)	546	(3)	75,230	(845)
Foreign corporate bonds	4,211	(24)	—	—	4,211	(24)

Total fixed maturities	196,768	(1,657)	6,232	(169)	203,000	(1,826)
Common stock	23,721	(1,946)	832	(248)	24,553	(2,194)

Total	$220,489	$(3,603)	$7,064	$(417)	$227,553	$(4,020)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2010:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$1,015	$(4)	$—	$—	$1,015	$(4)
Obligations of states and political subdivisions	38,601	(553)	1,651	(63)	40,252	(616)
Mortgage-backed securities	2,298	(29)	561	(20)	2,859	(49)
Asset-backed securities	7,021	(17)	880	(58)	7,901	(75)
Commercial mortgage-backed securities	32,889	(239)	—	—	32,889	(239)
Corporate bonds and loans	35,063	(559)	1,014	(5)	36,077	(564)
Foreign corporate bonds	1,990	(5)	—	—	1,990	(5)

Total fixed maturities	118,877	(1,406)	4,106	(146)	122,983	(1,552)
Common stock	12,580	(700)	—	—	12,580	(700)

Total	$131,457	$(2,106)	$4,106	$(146)	$135,563	$(2,252)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

According to accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2011, gross unrealized losses related to U.S. treasury and agency obligations were $0.19 million. All unrealized losses have been in an unrealized loss position for less than

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

twelve months. All of these securities are rated AAA. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Obligations of states and political subdivisions – As of June 30, 2011, gross unrealized losses related to obligations of states and political subdivisions were $0.19 million. Of this amount, $0.11 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Mortgage-backed securities – As of June 30, 2011, gross unrealized losses related to mortgage-backed securities were $0.46 million. Of this amount, $0.02 million has been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated AA+. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.

Asset-backed securities (“ABS”) – As of June 30, 2011, gross unrealized losses related to asset-backed securities were $0.04 million. All unrealized losses have been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset-backed portfolio is 32.1. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of June 30, 2011, gross unrealized losses related to CMBS were $0.07 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 27.1. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans – As of June 30, 2011, gross unrealized losses related to corporate bonds and loans were $0.85 million. Of this amount, $0.003 million has been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated below investment grade. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of June 30, 2011, gross unrealized losses related to foreign bonds were $0.02 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated A. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks – As of June 30, 2011, gross unrealized losses related to common stock were $2.19 million. Of this amount, $0.25 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2011 and 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturities:
OTTI losses, gross	$—	$17	$—	$106
Portion of loss recognized in other comprehensive income (pre-tax)	—	4	—	(43)

Net impairment losses on fixed maturities recognized in earnings	—	21	—	63
Common stock	1,353	346	1,906	346

Total	$1,353	$367	$1,906	$409

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and six months ended June 30, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period	$86	$92	$115	$50
Additions where no OTTI was previously recorded	—	16	—	47
Additions where an OTTI was previously recorded	—	5	—	16
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	(29)	—

Balance at end of period	$86	$113	$86	$113

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Net unrealized gains from:
Fixed maturities	$45,438	$50,737

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Preferred stock	—	1,322
Common stock	20,987	24,600
Mutual Fund	394	—
Partnerships < 3% owned	3,059	13
Deferred taxes	(17,239)	(19,461)

Accumulated other comprehensive income	$52,639	$57,211

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2011 and 2010 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturities	$4,901	$3,688	$10,616	$15,379
Convertibles	—	—	—	3
Common stock	1,939	1,909	8,221	4,419
Preferred stock	1,546	—	1,546	—

Total	$8,386	$5,597	$20,383	$19,801

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Fixed maturities	$459,364	$476,634
Equity securities	50,055	20,330

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2011 and 2010 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturities	$14,195	$15,133	$28,878	$30,713
Preferred and common stocks	954	445	1,731	806
Cash and cash equivalents	29	31	46	108
Other invested assets	—	4	—	4

Total investment income	15,178	15,613	30,655	31,631
Investment expense	(1,248)	(1,672)	(2,311)	(3,111)

Net investment income	$13,930	$13,941	$28,344	$28,520

The Company’s total investment return on an after-tax basis for the quarters and six months ended June 30, 2011 and 2010 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net investment income	$12,107	$11,784	$24,643	$24,070

Net realized investment gains	6,210	3,801	14,965	14,794
Net equity in net income (loss) of partnership	—	—	53	(29)
Net unrealized investment losses	(3,148)	(3,544)	(4,572)	(4,561)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net investment gains	3,062	257	10,446	10,204

Total investment return	$15,169	$12,041	$35,089	$34,274

Total investment return % (1)	0.9%	0.7%	2.0%	2.0%

Average investment portfolio (2)	$1,729,099	$1,684,833	$1,721,125	$1,684,318

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

Subprime and Alt-A Investments

The Company had approximately $2.8 million and $3.0 million worth of investment exposure through subprime and Alt-A investments as of June 30, 2011 and December 31, 2010, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of June 30, 2011, approximately $0.2 million of those investments were rated AAA by Standard & Poor’s, $0.3 million were rated BBB- to AA, and $2.3 million were rated below investment grade. As of December 31, 2010, approximately $0.2 million of those investments were rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.6 million were rated below investment grade. There were no impairments on these investments during the quarter or six months ended June 30, 2011 and $0.04 million of impairments on these investments during the year ended December 31, 2010.

Insurance Enhanced Municipal Bonds

As of June 30, 2011, the Company held insurance enhanced municipal bonds of approximately $101.2 million, which represented approximately 5.9% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $43.0 million of these bonds are pre-refunded with U.S. treasury securities, of which $31.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $58.2 million of insurance enhanced municipal bonds, $25.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AAA	$2,771	$—
AA	9,181	3,632
A	13,163	20,458
BBB	—	1,025

Total	$25,115	$25,115

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2011, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$8,780	$3,194	$—	$5,586
Financial Guaranty Insurance Company	2,271	2,271	—	—
Financial Security Assurance, Inc.	37,556	13,960	—	23,596
Municipal Bond Insurance Association	33,596	10,944	—	22,652
Federal Housing Association	2,259	—	2,259	—
Government National Housing Association	3,650	778	2,872	—
Permanent School Fund Guaranty	1,254	—	1,254	—

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Total backed by financial guarantors	89,366	31,147	6,385	51,834
Other credit enhanced municipal bonds	11,845	11,845	—	—

Total	$101,211	$42,992	$6,385	$51,834

In addition to the $101.2 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $32.8 million, which represented approximately 1.9% of the Company’s total cash and invested assets. The financial guarantors of the Company’s $32.8 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.8 million), Municipal Bond Insurance Association ($13.3 million), Ambac ($2.6 million), Financial Security Assurance, Inc. ($5.0 million), Assured Guaranty Insurance Group ($5.8 million), and Other ($5.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2011.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of cash, cash equivalents, and bonds available for sale and on deposit or held in trust were as follows as of June 30, 2011 and December 31, 2010:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2011	December 31, 2010
On deposit with governmental authorities	$43,908	$43,656
Intercompany trusts held for the benefit of U.S. policyholders	601,115	609,242
Held in trust pursuant to third party requirements	94,547	68,900
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,063	5,871

Total	$745,633	$727,669

5. Fair Value Measurements

The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of December 31, 2010. In February, 2011, the Company liquidated its remaining interest in this limited partnership.

During the quarters and six months ended June 30, 2011 and 2010, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Limited partnership > 3% ownership	$—	$—	$53	$(29)

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s invested assets are carried at their fair value and are categorized based upon a fair value hierarchy:

•	Level 1 – inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

•	Level 2 – inputs utilize other than quoted prices included in Level 1 that are observable for the similar assets, either directly or indirectly.

•	Level 3 – inputs are unobservable for the asset, and include situations where there is little, if any, market activity for the asset.

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

The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$78,218	$44,386	$—	$122,604
Obligations of states and political subdivisions	—	233,108	—	233,108
Mortgage-backed securities	—	331,160	—	331,160
Commercial mortgage-backed securities	—	37,975	—	37,975
Asset-backed securities	—	118,095	—	118,095
Corporate bonds and loans	—	560,170	—	560,170
Foreign corporate bonds	—	57,106	—	57,106

Total fixed maturities	78,218	1,382,000	—	1,460,218
Common shares	150,226	—	—	150,226
Other invested assets	—	—	17,579	17,579

Total invested assets	$228,444	$1,382,000	$17,579	$1,628,023

As of December 31, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$89,187	$113,503	$—	$202,690
Obligations of states and political subdivisions	—	245,012	—	245,012
Mortgage-backed securities	—	249,080	—	249,080
Commercial mortgage-backed securities	—	38,733	—	38,733
Asset-backed securities	—	115,099	—	115,099
Corporate bonds and loans	—	532,784	—	532,784
Foreign corporate bonds	—	60,994	—	60,994

Total fixed maturities	89,187	1,355,205	—	1,444,392
Preferred shares	—	2,252	—	2,252
Common shares	145,274	—	—	145,274
Other invested assets	—	—	5,380	5,380

Total invested assets	$234,461	$1,357,457	$5,380	$1,597,298

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There were no significant transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2011 or 2010.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2011:

Quarter Ended June 30, 2011 (Dollars in thousands)	Other Invested Assets
Beginning balance at April 1, 2011	$16,724
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	855

Ending balance at June 30, 2011	$17,579

Net unrealized losses included in net income for the period related to assets still held at June 30, 2011	$—

Six Months Ended June 30, 2011 (Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2011	$5,380
Total losses (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income Purchases	3,440 10,025
Sales	(1,347)

Ending balance at June 30, 2011	$17,579

Net unrealized losses included in net income for the period related to assets still held at June 30, 2011	$—

The $17.6 million is comprised of $7.2 million related to investments in limited partnerships and $10.4 million related to an investment in a mutual fund. The $7.2 million related to investments in limited partnerships was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s investment in a mutual fund of $10.4 million is measured utilizing the fund’s net asset value. The net asset value of the fund is based on the actual market price of the assets of the portfolio, including accrued income less liabilities and provisions for accrued expenses. The fund is comprised primarily of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

foreign equities. However, since the Company does not have the ability to see the invested asset composition of the mutual fund on a daily basis, this investment has been classified within the Level 3 category.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2010:

Quarter Ended June 30, 2010 (Dollars in thousands)	Other Invested Assets
Beginning balance at April 1, 2010	$6,548
Total losses (realized / unrealized):
Included in accumulated other comprehensive income	(58)

Ending balance at June 30, 2010	$6,490

Net unrealized losses included in net income for the period related to assets still held at June 30, 2010	$—

Six Months Ended June 30, 2010 (Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(44)
Included in accumulated other comprehensive income	(1,397)
Distribution	(68)

Ending balance at June 30, 2010	$6,490

Net unrealized losses included in net income for the period related to assets still held at June 30, 2010	$(44)

The $6.5 million is related to investments in limited partnerships. Of the investments in limited partnerships, $5.4 million was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Of our investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at June 30, 2011 are limited liability partnerships and a mutual fund measured at fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2011.

(Dollars in thousands)	Fair Value	Future Funding Commitments
Equity Fund, LP (1)	$7,185	$2,544
Real Estate Fund, LP (2)	—	—
Mutual Fund (3)	10,394	—

Total	$17,579	$2,544

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero in 2010.
(3)	This is an open-ended unincorporated mutual investment fund which seeks to generate attractive long term total returns by investing in companies which benefit from increasing levels of domestic consumption expenditure in the Asia ex Japan region. Investments will primarily be in equity securities within the consumer staples, consumer discretionary and healthcare sectors in the Asia ex Japan region; however, the approach is unconstrained and may opportunistically invest in any sector. The Company may request to redeem units of the portfolio. However, depending on the size of the redemption request, certain restrictions may apply.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

During the quarter and six months ended June 30, 2011, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.

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

The Company had the following reinsurance balances as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Reinsurance receivables	$332,242	$422,844
Collateral securing reinsurance receivables	(184,605)	(289,284)

Reinsurance receivables, net of collateral	$147,637	$133,560

Allowance for uncollectible reinsurance receivables	$10,566	$12,742
Prepaid reinsurance premiums	8,842	11,104

The Company regularly evaluates retention levels and reinsurance limits to ensure that net retained losses are aligned with corporate risk tolerance and capital levels. The Company’s U.S. Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2011, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $80.0 million in excess of $20.0 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2011, which provided occurrence coverage for losses of $75.0 million in excess of $15.0 million.

Property Per Risk Excess of Loss – Effective January 1, 2011, the Company renewed its property per risk excess of loss treaty which provides coverage of $13.0 million per risk in excess of $2.0 million per risk. This replaces the treaty that expired December 31, 2010, which provided coverage of $14.0 million per risk in excess of $1.0 million per risk. The renewal treaty provides coverage in two layers: $3.0 million per risk in excess of $2.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. The first layer is split into two sections, each subject to a $3.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

Professional Liability Excess of Loss – Effective April 30, 2011, the Company’s professional liability excess of loss treaty was terminated. This treaty provided coverage of $4.0 million per policy/occurrence in excess of $1.0 million

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

per policy/occurrence. Effective May 1, 2011, the professional liability exposure was added to the casualty excess of loss treaty.

Casualty and Professional Liability Excess of Loss – Effective May 1, 2011, the Company renewed its casualty excess of loss treaty and added the professional liability exposure as a separate section to the treaty. The casualty section provides coverage for $2.0 million per occurrence in excess of $1.0 million per occurrence for general liability and auto liability. Allocated loss adjustment expenses are included within limits. The stand-alone casualty treaty that expired April 30, 2011 provided identical coverage. The professional liability section provides coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence.

Casualty Clash Excess of Loss – Effective January 1, 2011, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. This replaces the treaty that expired December 31, 2010, which provided identical coverage.

Property Quota Share – Effective January 1, 2010, the Company renewed its 40% quota share treaty related to the Penn-America property line of business. This treaty covers premiums earned in 2010 on policies written in 2009 and 2010. During 2010, the Company ceded $14.1 million of earned premium. This treaty expired on December 31, 2010 and was not renewed.

Marine Excess of Loss – Effective May 24, 2010, the Company entered into a marine excess of loss treaty which provides coverage in three layers for $13.0 million per occurrence in excess of $2.0 million per occurrence. The first layer of $3.0 million in excess of $2.0 million, and the second layer of $5.0 million in excess of $5.0 million, provides for two full reinstatements of coverage at 100% additional premium. The third layer of $5.0 million in excess of $10.0 million provides for one full reinstatement of coverage at 100% additional premium.

There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter and six months ended June 30, 2011. To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

7. Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.59% in the Grand Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. For 2010, the statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense was divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On an interim basis, the expected 2010 annual income tax rate was applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and then adding that amount to income taxes on net realized gains and losses, discrete items and limited partnership distributions. For the quarter and year to date ended June 30, 2011, the Company recorded the actual income tax provision in lieu of using the estimated effective income tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2011 and 2010 were as follows:

Quarter Ended June 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$56,758	$70,373	$(32,169)	$94,962

Net premiums written	$56,758	$29,649	$—	$86,407

Net premiums earned	$50,837	$27,218	$—	$78,055
Net investment income	11,297	7,230	(4,597)	13,930
Net realized investment gains	2,371	6,015	—	8,386
Other income	—	163	—	163

Total revenues	64,505	40,626	(4,597)	100,534
Losses and Expenses:
Net losses and loss adjustment expenses	38,685	23,068	—	61,753
Acquisition costs and other underwriting expenses	20,013	10,184	—	30,197
Corporate and other operating expenses	3,687	1,000	—	4,687
Interest expense	—	6,340	(4,597)	1,743

Income before income taxes	$2,120	$34	$—	$2,154

Quarter Ended June 30, 2010: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$56,139	$61,532	$(25,621)	$92,050

Net premiums written	$56,132	$23,391	$—	$79,523

Net premiums earned	$51,458	$23,244	$—	$74,702
Net investment income	10,810	7,728	(4,597)	13,941
Net realized investment gains	465	5,132	—	5,597
Other income	—	342	—	342

Total revenues	62,733	36,446	(4,597)	94,582
Losses and Expenses:
Net losses and loss adjustment expenses	26,119	6,556	—	32,675
Acquisition costs and other underwriting expenses	18,674	10,334	—	29,008
Corporate and other operating expenses	2,825	2,238	—	5,063
Interest expense	—	6,430	(4,597)	1,833

Income before income taxes	$15,115	$10,888	$—	$26,003

Six Months Ended June 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:

Gross premiums written	$115,455	$126,840	$(59,667)	$182,628

Net premiums written	$114,953	$54,562	$—	$169,515

Net premiums earned	$100,463	$53,561	$—	$154,024
Net investment income	22,946	14,543	(9,145)	28,344
Net realized investment gains	5,786	14,597	—	20,383
Other income	—	11,832	—	11,832

Total revenues	129,195	94,533	(9,145)	214,583
Losses and Expenses:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net losses and loss adjustment expenses	79,536	40,559	—	120,095
Acquisition costs and other underwriting expenses	38,750	21,299	—	60,049
Corporate and other operating expenses	5,450	2,017	—	7,467
Interest expense	—	12,640	(9,145)	3,495

Income before income taxes	$5,459	$18,018	$—	$23,477

Six Months Ended June 30, 2010: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$117,785	$115,603	$(48,485)	$184,903

Net premiums written	$116,999	$44,005	$—	$161,004

Net premiums earned	$98,499	$46,991	$—	$145,490
Net investment income	21,671	15,993	(9,144)	28,520
Net realized investment gains	5,496	14,305	—	19,801
Other income	—	342	—	342

Total revenues	125,666	77,631	(9,144)	194,153
Losses and Expenses:
Net losses and loss adjustment expenses	52,073	22,391	—	74,464
Acquisition costs and other underwriting expenses	39,049	20,107	—	59,156
Corporate and other operating expenses	4,993	4,966	—	9,959
Interest expense	—	12,716	(9,144)	3,572

Income before income taxes	$29,551	$17,451	$—	$47,002

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2011		2010
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$83	3.8%	$3,811	14.7%
Adjustments:
Tax exempt interest	(496)	(23.0)	(465)	(1.8)
Dividend exclusion	(210)	(9.7)	(84)	(0.3)
Effective tax rate adjustment	(1,698)	(78.8)	(1,804)	(6.9)
Other	34	1.5	33	—

Income tax expense	$(2,287)	(106.2%)	$1,491	5.7%

The effective income tax benefit rate for the quarter ended June 30, 2011 was 106.2%, compared to an effective income tax rate of 5.7% for the quarter ended June 30, 2010. Due to potential volatility in the 2011 expected effective tax rate, the Company recorded its actual year-to-date tax provision during the quarter ended June 30, 2011 as compared with an estimated annual effective rate during the quarter ended June 30, 2010. The effective rate differed from the weighted average expected income tax expense rate of 3.8% for the quarter ended June 30, 2011 due to changes in the expected full year effective tax rate from the first quarter of 2011 and tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax expense rate of 14.7% for the quarter ended June 30, 2010 primarily due to the fact that the Company recorded income tax expense during interim periods using an expected annual effective tax rate, net of tax-exempt interest and dividends.

	Six Months Ended June 30,
	2011		2010
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$6,636	28.3%	$6,185	13.2%
Adjustments:
Tax exempt interest	(1,020)	(4.3)	(984)	(2.1)
Dividend exclusion	(367)	(1.6)	(163)	(0.3)
Effective tax rate adjustment	—	—	(1,526)	(3.2)
Other	55	0.2	48	—

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Income tax expense	$5,304	22.6%	$3,560	7.6%

The effective income tax expense rate for the six months ended June 30, 2011 was 22.6%, compared to 7.6% for the six months ended June 30, 2010. The increase in the effective tax rate is primarily due to the Company’s settlement with AON as noted in our 2010 Form 10-K. Excluding realized gains and the AON settlement, the Company’s effective tax benefit is 49.4%. The effective rate differed from the weighted average expected income tax expense rate of 28.3% for the six months ended June 30, 2011 primarily due to the fact that the Company records income tax expense net of tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax expense rate of 13.2% for the six months ended June 30, 2010 primarily due to the fact that the Company records interim income tax expense using an expected annual effective tax rate, net of tax-exempt interest and dividends.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007.

The alternative minimum tax credit carryforward was $6.5 million as of June 30, 2011 and December 31, 2010, respectively.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.7 million as of June 30, 2011 and December 31, 2010. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2011, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

8. Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverage with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2011, the related adjustments could have a material impact on the Company’s future results of operations.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period	$1,035,088	$1,232,640	$1,052,743	$1,257,741
Less: Ceded reinsurance receivables	375,846	503,415	407,195	514,467

Net balance at beginning of period	659,242	729,225	645,548	743,274

Incurred losses and loss adjustment expenses related to:
Current year	67,097	48,493	130,738	93,120
Prior years	(5,344)	(15,818)	(10,643)	(18,656)

Total incurred losses and loss adjustment expenses	61,753	32,675	120,095	74,464

Paid losses and loss adjustment expenses related to:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Current year	21,898	9,966	27,021	15,212
Prior years	44,030	50,124	83,555	100,716

Total paid losses and loss adjustment expenses	65,928	60,090	110,576	115,928

Net balance at end of period	655,067	701,810	655,067	701,810
Plus: Ceded reinsurance receivables	320,129	466,949	320,129	466,949

Balance at end of period	$975,196	$1,168,759	$975,196	$1,168,759

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2011, the Company reduced its prior accident year loss reserves by $5.3 million, which consisted mainly of a $9.8 million reduction in general liability lines, a $0.8 million reduction in umbrella lines, offset partially by a $4.2 million increase in professional liability lines, a $0.7 million increase in auto liability lines, and a $0.3 million increase in property lines:

•

General liability: The $9.8 million reduction primarily consisted of reductions of $12.2 million related to our Insurance Operations. This amount included a $16.5 million reduction in accident years 2008 and prior due to continued favorable emergence in our Penn-America and United National business. Incurred losses for these business units have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $2.2 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.5 million in accident years 2009 and 2010 related to loss emergence in our Casualty Brokerage unit as well as a net increase of $2.4 million related to our Reinsurance Operations due to loss emergence on our Marine treaties. We have addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line. Gross premiums written in the Casualty Brokerage general liability line were $8.7 million and $13.4 million in the quarter and six months ended June 30, 2011, respectively, compared to $4.1 million and $6.7 million in the quarter and six months ended June 30, 2010, respectively.

•

Umbrella: The $0.8 million reduction primarily related to all accident years 2010 and prior in our Insurance Operations primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional liability: The $4.2 million increase related to increases in our Insurance Operations of $9.3 million in accident years 1998, 2009 and 2010, offset partially by decreases of $5.1 million related to all other accident years. In 2011, we exited certain professional liability classes where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds. As a result of these actions, the quarter and six months ended June 30, 2011 gross written premiums in this line were $2.1 million and $4.4 million, respectively, compared with $4.4 million and $8.7 million, respectively, for the quarter and six months ended June 30, 2010.

•

Auto liability: The $0.7 million increase primarily consisted of an increase of $0.3 million related to accident years 2009 and 2010 in our Reinsurance Operations related to a non-standard auto treaty which was not renewed in 2011.

•

Property: The $0.3 million increase primarily related to a $1.2 million increase on accident year 2010 in our Reinsurance Operations and is due to loss emergence on a worldwide catastrophe treaty. This was offset by a $0.8 million reduction in accident years 2008 through 2010 in our Insurance Operations due to favorable emergence on recent property losses.

In the second quarter of 2010, the Company reduced its prior accident year loss reserves by $15.8 million. The reduction consisted of a $10.7 million reduction in general liability lines, a $2.5 million reduction in professional liability lines, a $2.4 million reduction in umbrella lines, and a $0.2 million reduction in auto liability lines:

•	General liability: The $10.7 million reduction is primarily related to accident years 2006 through 2009 in

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

our Insurance Operations due to less than anticipated severity. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages.

•

Professional liability: The $2.5 million reduction was entirely in our Insurance Operations and primarily consisted of net reductions of $4.0 million related to accident years 2008 and prior, driven by lower than expected paid and incurred activity during the quarter. This reduction was offset by an increase of $1.5 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

•

Umbrella: The $2.4 million reduction was entirely in our Insurance Operations and primarily consisted of net reductions to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to the Company’s initial indications.

•

Auto liability: The $0.2 million reduction was entirely in our Insurance Operations and primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than the Company’s prior projections. This reduction was offset by an increase of $0.2 million to accident year 2009 where losses on the Company’s commercial auto product were higher than anticipated.

In the six months ended June 30, 2011, the Company reduced its prior accident year loss reserves by $10.6 million, which consisted mainly of a $14.8 million reduction in general liability lines, a $1.3 million reduction in umbrella lines, and a $0.6 million reduction in property lines, offset by a $3.9 million increase in professional liability lines, a $1.4 million increase in auto liability lines and a $0.9 million increase in workers’ compensation lines:

•

General liability: The $14.8 million reduction primarily consisted of reductions of $19.1 million related to our Insurance Operations. This amount included a $22.8 million reduction in accident years 2008 and prior due to continued favorable emergence in our Penn-America and United National business. Incurred losses for these business units have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $2.2 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $5.9 million in accident years 2009 and 2010 related to loss emergence in our Casualty Brokerage unit as well as a net increase of $4.4 million related to our Reinsurance Operations in accident year 2010 due to loss emergence on our Marine treaties.

•

Umbrella: The $1.3 million reduction primarily related to all accident years 2010 and prior in our Insurance Operations primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Property: The $0.6 million reduction primarily related to a $1.4 million decrease to accident year 2009 in our Insurance Operations related to anticipated subrogation on a large equine mortality claim. This was offset by a $1.1 million increase related to accident year 2010 in our Reinsurance Operations due to loss emergence on a worldwide catastrophe treaty.

•

Professional liability: The $3.9 million increase was entirely in our Insurance Operations and primarily consisted of increases of $12.4 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $8.4 million related to all other accident years. The increases in the 2009 and 2010 accident years are primarily due to loss emergence in our Casualty Brokerage unit, while the decreases to the 2008 and prior accident years are due to continued favorable emergence.

•

Auto liability: The $1.4 million increase primarily consisted of an increase of $0.9 million related to accident years 2009 and 2010 in our Reinsurance Operations related to greater severity on a non-standard auto treaty which was not renewed in 2011.

•

Workers’ compensation: The $0.9 million increase primarily related to accident years 2009 and 2010 in our Reinsurance Operations is the result of expected losses recorded on adjustment premiums recorded in 2011.

In the six months ended June 30, 2010, the Company reduced its prior accident year loss reserves by $18.7 million. The reduction consisted of a $12.7 million reduction in general liability lines, a $3.1 million reduction in professional liability lines, a $2.4 million reduction in umbrella lines, a $0.3 million reduction in property lines, and

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

a $0.2 million reduction in auto liability lines:

•

General liability: The $12.7 million reduction was entirely in our Insurance Operations and primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. Incurred losses have developed at a rate lower than the Company’s historical averages.

•

Professional liability: The $3.1 million reduction was entirely in our Insurance Operations and primarily consisted of net reductions of $4.6 million related to accident years 2008 and prior due to lower severity than originally anticipated, partially offset by a $1.5 million increase related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

•

Umbrella: The $2.4 million reduction was entirely in our Insurance Operations and primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to the Company’s initial indications.

•

Property: The $0.3 million reduction primarily consisted of net reductions in our Reinsurance Operations of $0.8 million due to a 2009 reinsurance treaty which experienced lower than expected loss severity. This was offset by net increases of $0.5 million in our Insurance Operations consisting of an increase of $2.1 million primarily related to accident year 2009 that was driven by higher than expected claim frequency and severity, partially offset by net reductions of $1.6 million primarily related to accident years 2008 and prior due to lower than anticipated severity. These reductions were driven by incurred loss emergence during the period that was lower than our historical averages.

•

Auto liability: The $0.2 million reduction primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than the Company’s prior projections. This reduction was offset by an increase of $0.2 million to accident year 2009 where losses on the Company’s commercial auto product were higher than anticipated.

9. Related Party Transactions

Fox Paine & Company

As of June 30, 2011, Fox Paine & Company beneficially owned shares having approximately 89.5% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company hold an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of our Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

The Company incurred management fees of $0.4 million in each of the quarters ended June 30, 2011 and 2010 and $0.8 million in each of the six months ended June 30, 2011 and 2010 as part of the annual management fee that is paid to Fox Paine & Company.

At June 30, 2011 and December 31, 2010, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $7.2 million and $4.3 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the Company had an unfunded capital commitment of $2.5 million to the partnership. Distributions of $0.15 million and $0.07 million were received from the limited partnership during the six months ended June 30, 2011 and 2010, respectively. There were no distributions received from the limited partnership during the quarters ended June 30, 2011 and 2010.

On July 2, 2010, United America Indemnity, Ltd. entered into an agreement to indemnify the affected indirect owners of the affiliates of Fox Paine & Company that were shareholders of United America Indemnity, Ltd.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Cozen O’Connor

During the quarter and six months ended June 30, 2011, the Company did not incur any costs for legal services rendered by Cozen O’Connor. During the quarter and six months ended June 30, 2010, the Company incurred $0.03 million and $0.07 million, respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until his retirement effective December 31, 2010.

Validus Reinsurance, Ltd.

Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Ceded written premium	$—	$—	$(76)	$(2,401)
Ceded losses	—	—	54	644

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

Frank Crystal & Company

During each of the six months ended June 30, 2011 and 2010, the Company paid $0.1 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, became a member of the Company’s Board of Directors effective July 6, 2010.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

11. Share-Based Compensation Plans

During the six months ended June 30, 2011, the Company granted 65,481 Class A ordinary shares at a weighted average grant date value of $21.44 per share, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). Of those shares, 54,233 were subject to certain restrictions and 11,248 vested immediately. The Company did not grant any shares to employees during the quarter ended June 30, 2011.

During the quarter and six months ended June 30, 2011, the Company granted an aggregate of 12,640 and 26,811 fully vested Class A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $21.50 and $21.14 per share, respectively, to non-employee directors of the Company under the Plan.

12. Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. All share counts and corresponding per share market prices for 2010 have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 2 above for more information regarding the re-domestication.

The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended June 30,		Six Months Ended June 30,
except per share data)	2011	2010	2011	2010
Net income	$4,441	$24,512	$18,226	$43,413

Basic earnings per share:
Weighted average shares outstanding—basic	30,321,909	30,206,970	30,311,658	30,195,806

Net income per share	$0.15	$0.81	$0.60	$1.44

Diluted earnings per share:
Weighted average shares outstanding—diluted	30,367,556	30,233,002	30,349,985	30,216,324

Net income per share	$0.15	$0.81	$0.60	$1.44

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares for basic earnings per share	30,321,909	30,206,970	30,311,658	30,195,806
Non-vested restricted stock	36,618	26,029	29,407	20,518
Options	9,029	3	8,920	—

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Weighted average shares for diluted earnings per share	30,367,556	30,233,002	30,349,985	30,216,324

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended June 30, 2011 and 2010 do not include 306,118 and 385,854 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the six months ended June 30, 2011 and 2010 do not include 308,139 and 403,736 shares, respectively, which were deemed to be anti-dilutive.

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

The following are tabulations of business segment information for the quarters and six months ended June 30, 2011 and 2010.

Quarter Ended June 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$70,375		$24,587		$94,962

Net premiums written	$61,820		$24,587		$86,407

Net premiums earned	$56,505		$21,550		$78,055
Other income	163		—		163

Total revenues	56,668		21,550		78,218
Losses and Expenses:
Net losses and loss adjustment expenses	44,243		17,510		61,753
Acquisition costs and other underwriting expenses	23,405	(3)	6,792		30,197

Loss from segments	$(10,980)		$(2,752)		(13,732)

Unallocated Items:
Net investment income					13,930
Net realized investment gains					8,386
Corporate and other operating expenses					(4,687)
Interest expense					(1,743)

Income before income taxes					2,154
Income tax benefit					(2,287)

Net income					$4,441

Total assets	$1,566,975		$671,656	(4)	$2,238,631

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $293 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended June 30, 2010: (Dollars in thousands)	Insurance Operations (1)	Reinsurance Operations (2)	Total
Revenues:
Gross premiums written	$61,531	$30,519	$92,050

Net premiums written	$49,011	$30,512	$79,523

Net premiums earned	$48,736	$25,966	$74,702

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other income	342		—		342

Total revenues	49,078		25,966		75,044
Losses and Expenses:
Net losses and loss adjustment expenses	16,284		16,391		32,675
Acquisition costs and other underwriting expenses	22,419	(3)	6,589		29,008

Income from segments	$10,375		$2,986		13,361

Unallocated Items:
Net investment income					13,941
Net realized investment gains					5,597
Corporate and other operating expenses					(5,063)
Interest expense					(1,833)

Income before income taxes					26,003
Income tax expense					1,491

Net income					$24,512

Total assets	$1,714,076		$642,141	(4)	$2,356,217

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $264 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$126,842		$55,786		$182,628

Net premiums written	$114,231		$55,284		$169,515

Net premiums earned	$111,291		$42,733		$154,024
Other income	11,832		—		11,832

Total revenues	123,123		42,733		165,856
Losses and Expenses:
Net losses and loss adjustment expenses	77,043		43,052		120,095
Acquisition costs and other underwriting expenses	48,583	(3)	11,466		60,049

Loss from segments	$(2,503)		$(11,785)		(14,288)

Unallocated Items:
Net investment income					28,344
Net realized investment gains					20,383
Corporate and other operating expenses					(7,467)
Interest expense					(3,495)

Income before income taxes					23,477
Income tax expense					5,304

Income before equity in net income of partnership					18,173
Equity in net income of partnership, net of tax					53

Net income					$18,226

Total assets	$1,566,975		$671,656	(4)	$2,238,631

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $577 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2010: (Dollars in thousands)	Insurance Operations (1)	Reinsurance Operations (2)	Total
Revenues:
Gross premiums written	$115,602	$69,301	$184,903

Net premiums written	$92,489	$68,515	$161,004

Net premiums earned	$98,480	$47,010	$145,490
Other income	342	—	342

Total revenues	98,822	47,010	145,832

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Losses and Expenses:
Net losses and loss adjustment expenses	45,998		28,466		74,464
Acquisition costs and other underwriting expenses	45,119	(3)	14,037		59,156

Income from segments	$7,705		$4,507		12,212

Unallocated Items:
Net investment income					28,520
Net realized investment gains					19,801
Corporate and other operating expenses					(9,959)
Interest expense					(3,572)

Income before income taxes					47,002
Income tax expense					3,560

Income before equity in net loss of partnership					43,442
Equity in net loss of partnership, net of tax					(29)

Net income					$43,413

Total assets	$1,714,076		$642,141	(4)	$2,356,217

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $524 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

14. Supplemental Cash Flow Information

The Company paid the following amounts in cash for net U.S. federal income taxes and interest during the quarters and six months ended June 30, 2011 and 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net U.S. federal income taxes paid	$4,146	$2,054	$4,099	$2,054
Interest paid	320	320	3,443	3,443

15. New Accounting Pronouncements

In May, 2011, the FASB issued new accounting guidance which was intended to bring about further convergence of International Financial Reporting Standards (“IFRS”) and U.S. GAAP on the topic of fair value. The guidance clarifies wording to provide harmonization when compared to IFRS, provides additional guidance for the application of fair value measurement in practice, and updates disclosure requirements surrounding fair value. This guidance is effective for calendar years beginning after December 15, 2011. The Company is still in the process of evaluating the impact that this guidance will have on our consolidated financial position and results of operations.

16. Subsequent Events

On July 20, 2011, the Company made a principle payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principle amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principle amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd.

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

Recent Developments

On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd.

Overview

Our Insurance Operations distribute property and casualty insurance products through a group of approximately 98 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

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

GLOBAL INDEMNITY PLC

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for our Insurance Operations, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. For medium to long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. For further discussion about our product classifications, see “General – Business Segments – Our Insurance Operations” in Item 1 of Part I of our 2010 Annual Report on Form 10-K. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross and net of reinsurance.

In addition to our internal reserve analysis, independent external actuaries performed a detailed review of our reserves during the second quarter of 2011 and 2010. We do not rely upon the review of the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

Loss reserve estimates for our Reinsurance Operations are developed internally and by independent, external actuaries. Similar to our Insurance Operations, the data provided by our external actuaries is used to corroborate the analysis performed by the in-house actuarial staff. The data for this analysis is organized by treaty and treaty year. As with our reserves for our Insurance Operations, reserves for our Reinsurance Operations are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. Medium to long-tail exposures include workers compensation, professional liability, auto liability, marine liability and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts and marine hull. Every treaty is reviewed each quarter, both gross and net of reinsurance.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

Management’s best estimate at June 30, 2011 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $975.2 million and $655.1 million, respectively, as of June 30, 2011. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2011 is as follows:

GLOBAL INDEMNITY PLC

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$338,238	$534,568	$872,806
Reinsurance Operations	32,915	69,474	102,389

Total	$371,153	$604,042	$975,195

	Net Reserves (2)
	Case	IBNR (1)	Total
Insurance Operations	$213,063	$340,479	$553,542
Reinsurance Operations	32,794	68,732	101,526

Total	$245,857	$409,211	$655,068

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $130.7 million for claims occurring during the six months ended June 30, 2011:

	Severity Change
(Dollars in thousands)	-10%	-5%	0%	5%	10%
Frequency Change -5%	$(18,957)	$(12,747)	$(6,537)	$(327)	$5,883
-3%	(16,604)	(10,263)	(3,922)	2,419	8,759
-2%	(15,427)	(9,021)	(2,615)	3,791	10,198
-1%	(14,250)	(7,779)	(1,307)	5,164	11,636
0%	(13,074)	(6,537)	—	6,537	13,074
1%	(11,897)	(5,295)	1,307	7,910	14,512
2%	(10,721)	(4,053)	2,615	9,282	15,950
3%	(9,544)	(2,811)	3,922	10,655	17,388
5%	(7,191)	(327)	6,537	13,401	20,264

Our net reserves for losses and loss expenses of $655.1 million as of June 30, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

We regularly review the collectability of our reinsurance receivables and include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with reinsurers are several of the factors that we consider when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At June 30, 2011, our reinsurance receivables were $332.2 million, net of an allowance for uncollectible reinsurance receivables of $10.6 million. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectability of our reinsurance receivables.

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

GLOBAL INDEMNITY PLC

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

For an analysis of our securities with gross unrealized losses as of June 30, 2011 and December 31, 2010, and for other than temporary impairment losses that we recorded for the quarters and six months ended June 30, 2011 and 2010, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Fair Value Measurements

We categorize our assets that are accounted for at fair value in the consolidated financial statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information about the fair value hierarchy and our assets that are accounted for at fair value.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2011 or December 31, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

GLOBAL INDEMNITY PLC

On an interim basis, we book our tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) and limited partnership distributions by forecasted pre-tax income not including net realized investment gains (losses) and limited partnership distributions. Changes in pre-tax and taxable income in the jurisdictions where we do business can change the effective tax rate. In 2010, to compute our income tax expense on an interim basis, we applied our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and limited partnership distributions and then added actual tax on net realized investment gains (losses) and limited partnership distributions to that result. During the quarter and six months ended June 30, 2011, our tax provision was recorded using our current year-to-date income tax provision in lieu of using the full year’s effective tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios.

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

For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2010 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Insurance Operations premiums written:
Gross premiums written	$70,375	$61,531	$126,842	$115,602
Ceded premiums written	8,555	12,520	12,611	23,113

Net premiums written	$61,820	$49,011	$114,231	$92,489

Reinsurance Operations premiums written:
Gross premiums written	$24,587	$30,519	$55,786	$69,301
Ceded premiums written	—	7	502	786

Net premiums written	$24,587	$30,512	$55,284	$68,515

Revenues: (1)
Insurance Operations	$56,668	$49,078	$123,123	$98,822
Reinsurance Operations	21,550	25,966	42,733	47,010

Total revenues	$78,218	$75,044	$165,856	$145,832

Expenses: (2)
Insurance Operations (3)	$67,648	$38,703	$125,626	$91,117
Reinsurance Operations	24,302	22,980	54,518	42,503

Total expenses	$91,950	$61,683	$180,144	$133,620

Income (loss) from segments:
Insurance Operations	$(10,980)	$10,375	$(2,503)	$7,705
Reinsurance Operations	(2,752)	2,986	(11,785)	4,507

Total income (loss) from segments	$(13,732)	$13,361	$(14,288)	$12,212

Insurance combined ratio analysis: (4)

GLOBAL INDEMNITY PLC

Insurance Operations
Loss ratio	78.3	33.4	69.3	46.7
Expense ratio	41.4	46.0	43.7	45.8

Combined ratio	119.7	79.4	113.0	92.5

Reinsurance Operations
Loss ratio	81.3	63.1	100.7	60.5
Expense ratio	31.5	25.4	26.8	29.9

Combined ratio	112.8	88.5	127.5	90.4

Consolidated
Loss ratio	79.2	43.7	78.0	51.2
Expense ratio	38.7	38.8	39.0	40.7

Combined ratio	117.9	82.5	117.0	91.9

(1)	Excludes net investment income and net realized investment gains, which are not allocated to our segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.
(3)	Includes excise tax of $293 and $264 for the quarters ended June 30, 2011 and 2010, respectively, and excise tax of $577 and $524 for the six months ended June 30, 2011 and 2010, respectively, related to cessions from our Insurance Operations to our Reinsurance Operations.
(4)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended June 30, 2011 Compared with the Quarter Ended June 30, 2010

Insurance Operations

The components of income from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$70,375	$61,531	$8,844	14.4%

Net premiums written	$61,820	$49,011	$12,809	26.1%

Net premiums earned	$56,505	$48,736	$7,769	15.9%
Other income	163	342	(179)	(52.3%)

Total revenues	$56,668	$49,078	$7,590	15.5%

Losses and expenses:
Net losses and loss adjustment expenses	44,243	16,284	27,959	171.7%
Acquisition costs and other underwriting expenses (1)	23,405	22,419	986	4.4%

Income (loss) from segment	$(10,980)	$10,375	$(21,355)	(205.8%)

Underwriting Ratios:
Loss ratio:
Current accident year	94.4	65.8	28.6
Prior accident year	(16.1)	(32.4)	16.3

Calendar year loss ratio	78.3	33.4	44.9
Expense ratio	41.4	46.0	(4.6)

Combined ratio	119.7	79.4	40.3

(1)	Includes excise tax of $293 and $264 related to cessions from our Insurance Operations to our Reinsurance Operations for the quarters ended June 30, 2011 and 2010, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $70.4 million for the quarter ended June 30, 2011, compared with $61.5 million for the quarter ended June 30, 2010, an increase of $8.8 million or 14.4%. The increase is primarily related to growth in Diamond State property, middle market and casualty brokerage operations.

Net premiums written, which equal gross premiums written less ceded premiums written, were $61.8 million for the quarter ended June 30, 2011, compared with $49.0 million for the quarter ended June 30, 2010, an increase of $12.8 million or 26.1%. The increase was primarily due to the increase in gross premiums written above, the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011.

The ratio of net premiums written to gross premiums written was 87.8% for the quarter ended June 30, 2011 and 79.7% for the quarter ended June 30, 2010, an increase of 8.1 points, which was primarily due to changes in our reinsurance structure on our property business noted above.

Net premiums earned were $56.5 million for the quarter ended June 30, 2011, compared with $48.7 million for the quarter ended June 30, 2010, an increase of $7.8 million or 15.9%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended June 30, 2011

GLOBAL INDEMNITY PLC

and 2010 were $24.9 million and $18.8 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2011 and 2010 were $31.6 million and $29.9 million, respectively.

Other Income

Other income was $0.2 million and $0.3 million for the quarters ended June 30, 2011 and 2010, respectively. Other income is comprised of commission and fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 78.3% for the quarter ended June 30, 2011 compared with 33.4% for the quarter ended June 30, 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2011 increased 28.6 points from the quarter ended June 30, 2010:

•

The current accident year property loss ratio increased 28.9 points from 65.0% in the quarter ended June 30, 2010 to 93.9% in the quarter ended June 30, 2011, which consists of a 2.5 point decrease in the non-catastrophe loss ratio from 52.1% in the quarter ended June 30, 2010 to 49.6% in the quarter ended June 30, 2011 and a 31.3 point increase in the catastrophe loss ratio from 12.9% in the quarter ended June 30, 2010 to 44.2% in the quarter ended June 30, 2011. The decrease in the non-catastrophe loss ratio is primarily due to decreases in frequency and severity. Non-catastrophe losses were $12.3 million and $9.8 million for the quarters ended June 30, 2011 and 2010, respectively. The increase in the catastrophe loss ratio is primarily due to severe weather and tornadoes in the Midwest, Alabama and North Carolina. Catastrophe losses were $11.0 million and $2.4 million for the quarters ended June 30, 2011 and 2010, respectively. Property net premiums earned for the quarters ended June 30, 2011 and 2010 were $24.9 million and $18.8 million, respectively.

•

The current accident year casualty loss ratio increased 28.6 points from 66.3% in the quarter ended June 30, 2010 to 94.9% in the quarter ended June 30, 2011 primarily due to loss emergence in our general liability line in our Casualty Brokerage Unit. We have addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line. Gross premiums written in the Casualty Brokerage general liability line were $8.7 million in the quarter ended June 30, 2011, compared to $4.1 million in the quarter ended June 30, 2010. Casualty net premiums earned for the quarters ended June 30, 2011 and 2010 were $31.6 million and $29.9 million, respectively.

The impact of changes to prior accident years is 16.1 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $9.1 million in the quarter ended June 30, 2011. This was compared to a reduction of $15.8 million in the quarter ended June 30, 2010, which resulted in a 32.4 point reduction in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2011, the Company reduced its prior accident year loss reserves by $9.1 million, which consisted of a $12.2 million reduction in general liability lines, a $0.8 million reduction in property lines, and a $0.8 million reduction in umbrella lines, offset by a $4.2 million increase in professional liability lines and a $0.5 million increase in all other lines:

•

General liability: The $12.2 million reduction primarily consisted of reductions of $16.5 million in accident years 2008 and prior due to continued favorable emergence in our Penn-America and United National business. Incurred losses for these business units have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $2.2 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded

GLOBAL INDEMNITY PLC

reserves. Offsetting these decreases were increases of $6.5 million in accident years 2009 and 2010 related to loss emergence in our Casualty Brokerage unit. We have addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line. Gross premiums written in the Casualty Brokerage general liability line were $8.7 million in the quarter ended June 30, 2011, compared to $4.1 million in the quarter ended June 30, 2010.

•	Property: The $0.8 million reduction primarily related to accident years 2008 through 2010 due to favorable emergence on recent property losses.

•

Umbrella: The $0.8 million reduction primarily related to all accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional liability: The $4.2 million increase is primarily consisted of increases of $9.3 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $5.1 million related to all other accident years. In 2011, we exited certain professional liability classes where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds. As a result of these actions, the quarter to date June 30, 2011 gross written premiums in this line were $2.1 million compared with $4.4 million for the quarter to date June 30, 2010.

In the second quarter of 2010, the Company reduced its prior accident year loss reserves by $15.8 million. The reduction consisted of a $10.7 million reduction in general liability lines, a $2.5 million reduction in professional liability lines, a $2.4 million reduction in umbrella lines, and a $0.2 million reduction in auto liability lines:

•

General liability: The $10.7 million reduction primarily related to accident years 2006 through 2009 due to lower than anticipated severity. Incurred losses for these segments have developed at a rate lower than our historical averages.

•

Professional liability: The $2.5 million reduction primarily consisted of net reductions of $4.0 million related to accident years 2008 and prior, driven by lower than expected paid and incurred activity during the quarter. This reduction was offset by an increase of $1.5 million related to accident year 2009 where we experienced higher than expected claim frequency and severity.

•

Umbrella: The $2.4 million reduction primarily consisted of net reductions primarily related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.

•

Auto liability: The $0.2 million reduction primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than our prior projections. This reduction was offset by an increase of $0.2 million related to accident year 2009 where losses on our commercial auto product were higher than anticipated.

Net losses and loss adjustment expenses were $44.2 million for the quarter ended June 30, 2011, compared with $16.3 million for the quarter ended June 30, 2010, an increase of $28.0 million or 171.7%. Excluding the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011 and the $15.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010, the current accident year net losses and loss adjustment expenses were $53.4 million and $32.1 million for the quarters ended June 30, 2011 and 2010, respectively. This increase is primarily attributable to the increase in net premiums earned, and the factors described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $23.4 million for the quarter ended June 30, 2011, compared with $22.4 million for the quarter ended June 30, 2010, an increase of $1.0 million or 4.4%. The increase is comprised of a $1.4 million increase in acquisition costs and a $0.4 million decrease in other underwriting expenses:

•

The $1.4 million increase in acquisition costs is primarily due to an increase in commissions resulting mainly from an increase in net earned premiums, a decrease in ceding commissions resulting from an

GLOBAL INDEMNITY PLC

increase in retained business, offset partially by a net decrease in contingent commissions related to loss emergence.

•

The $0.4 million decrease in other underwriting expenses is primarily due to an overall decrease in employee compensation related to the Profit Enhancement Initiative as well as a decrease in employee costs.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 41.4% for the quarter ended June 30, 2011, compared with 46.0% for the quarter ended June 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to decreases in employee compensation costs related to the Profit Enhancement Initiative, as well as a decrease in other employee costs.

The combined ratio for our Insurance Operations was 119.7% for the quarter ended June 30, 2011, compared with 79.4% for the quarter ended June 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011 and the $15.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010, the combined ratio increased from 111.8% for the quarter ended June 30, 2010 to 135.8% for the quarter ended June 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss for our Insurance Operations of $11.0 million for the quarter ended June 30, 2011, compared to income of $10.4 million for the quarter ended June 30, 2010.

Reinsurance Operations

The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$24,587	$30,519	$(5,932)	(19.4%)

Net premiums written	$24,587	$30,512	$(5,925)	(19.4%)

Net premiums earned	$21,550	$25,966	$(4,416)	(17.0%)

Losses and expenses:
Net losses and loss adjustment expenses	17,510	16,391	1,119	6.8%
Acquisition costs and other underwriting expenses	6,792	6,589	203	3.1%

Income (loss) from segment	$(2,752)	$2,986	$(5,738)	(192.2%)

Underwriting Ratios:
Loss ratio:
Current accident year	63.8	63.2	0.6
Prior accident year	17.5	(0.1)	17.6

Calendar year loss ratio	81.3	63.1	18.2
Expense ratio	31.5	25.4	6.1

Combined ratio	112.8	88.5	24.3

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written

GLOBAL INDEMNITY PLC

without reduction for reinsurance costs or other deductions, were $24.6 million for the quarter ended June 30, 2011, compared with $30.5 million for the quarter ended June 30, 2010, a decrease of $5.9 million or 19.4%. The decrease was primarily due to the sale of a company that elected not to renew its treaty with Wind River post-acquisition and non-renewing a treaty that did not meet our return hurdles, offset partially by several new treaties written in 2011.

Net premiums written, which equal gross premiums written less ceded premiums written, were $24.6 million for the quarter ended June 30, 2011, compared with $30.5 million for the quarter ended June 30, 2010, a decrease of $5.9 million or 19.4%. The decrease was primarily due to the decrease in gross premiums written noted above. The ratio of net premiums written to gross premiums written was 100.0% for both of the quarters ended June 30, 2011 and 2010.

Net premiums earned were $21.6 million for the quarter ended June 30, 2011, compared with $26.0 million for the quarter ended June 30, 2010, a decrease of $4.4 million or 17.0%. Property net premiums earned for the quarters ended June 30, 2011 and 2010 were $8.5 million and $9.8 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2011 and 2010 were $13.1 million and $16.2 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 81.3% for the quarter ended June 30, 2011 compared with 63.1% for the quarter ended June 30, 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2011 increased 0.6 points from the quarter ended June 30, 2010.

•

The current accident year property loss ratio decreased 16.2 points from 50.0% in the quarter ended June 30, 2010 to 33.8% in the quarter ended June 30, 2011. This decrease was primarily due to a revision in our initial loss estimates related to an earthquake and tsunami in Japan, which reduced current accident year property loss reserves by $3.6 million during the quarter offset partially by losses from Alabama tornadoes. Current accident year property losses for the quarters ended June 30, 2011 and 2010 were $2.9 million and $4.9 million, respectively.

•

The current accident year casualty loss ratio increased 12.2 points from 71.1% in the quarter ended June 30, 2010 to 83.3% in the quarter ended June 30, 2011. This increase was primarily due to higher losses than anticipated on our Marine general liability business.

The impact of changes to prior accident years is 17.5 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $3.8 million in the quarter ended June 30, 2011. This was compared to a reduction of $0.02 million in the quarter ended June 30, 2010, which resulted in a 0.1 point reduction in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2011, the Company increased its prior accident year loss reserves by $3.8 million, which consisted of a $2.4 million increase in general liability lines, a $1.2 million increase in property lines, and a $0.3 million increase in auto liability lines:

•	General liability: The $2.4 million increase primarily related to accident year 2010 due to marine loss emergence that was greater than expected.

•	Property: The $1.2 million increase primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•

Auto liability: The $0.3 million increase primarily consisted of a net increase of $0.3 million related to accident years 2009 and 2010 related to a non-standard auto treaty which was not renewed in 2011.

GLOBAL INDEMNITY PLC

In the second quarter of 2010, the Company reduced its prior accident year loss reserves by $0.02 million. This reduction was primarily due to a decrease in our estimate of unallocated loss adjustment expenses.

Net losses and loss adjustment expenses were $17.5 million for the quarter ended June 30, 2011, compared with $16.4 million for the quarter ended June 30, 2010, an increase of $1.1 million or 6.8%. Excluding the $3.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011 and the $0.02 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010, the current accident year net losses and loss adjustment expenses decreased from $16.4 million for the quarter ended June 30, 2010 to $13.7 million for the quarter ended June 30, 2011. This decrease is primarily attributable to a decrease in net earned premiums for the period. Property net premiums earned for the quarters ended June 30, 2011 and 2010 were $8.5 million and $9.8 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2011 and 2010 were $13.1 million and $16.2 million, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $6.8 million for the quarter ended June 30, 2011, compared with $6.6 million for the quarter ended June 30, 2010, an increase of $0.2 million or 3.1%. The increase is due to a $0.4 million increase in other underwriting expenses, offset by a $0.2 million decrease in acquisition costs:

•	The $0.4 million increase in other underwriting expenses is primarily due to an increase in compensation related to the hiring of new employees within this business unit.

•	The $0.2 million decrease in acquisition costs is primarily due to the decrease in net earned premiums for the period.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 31.5% for the quarter ended June 30, 2011, compared with 25.4% for the quarter ended June 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the factors described above and a higher commission on new 2011 marine treaties.

The combined ratio for our Reinsurance Operations was 112.8% for the quarter ended June 30, 2011, compared with 88.5% for the quarter ended June 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $3.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011 and a $0.02 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2010, the combined ratio increased from 88.6% for the quarter ended June 30, 2010 to 95.3% for the quarter ended June 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss from our Reinsurance Operations of $2.8 million for the quarter ended June 30, 2011 compared to income of $3.0 million for the quarter ended June 30, 2010.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Net investment income	$13,930	$13,941	$(11)	(0.1%)

Net realized investment gains	8,386	5,597	2,789	49.8%

GLOBAL INDEMNITY PLC

Corporate and other operating expenses	(4,687)	(5,063)	(376)	(7.4%)

Interest expense	(1,743)	(1,833)	(90)	(4.9%)

Income tax (expense) benefit	2,287	(1,491)	3,778	253.4%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $13.9 million for both quarters ended June 30, 2011 and 2010.

•

Gross investment income, excluding realized gains and losses, was $15.2 million for the quarter ended June 30, 2011, compared with $15.6 million for the quarter ended June 30, 2010, a decrease of $0.4 million or 2.8%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010.

•

Investment expenses were $1.2 million for the quarter ended June 30, 2011, compared with $1.7 million for the quarter ended June 30, 2010, a decrease of $0.4 million or 25.4%. The decrease is primarily due to trust fee reductions in the current period.

At June 30, 2011, the Company held mortgage-backed securities with a book value of $312.1 million. Excluding the mortgage-backed securities, the average duration of our fixed maturities portfolio was 2.5 years as of June 30, 2011, compared with 2.7 years as of December 31, 2010 and 2.9 years as of June 30, 2010. Including cash and short-term investments, the average duration of our investments, excluding mortgage-backed securities, was 2.3 years as of June 30, 2011 compared to 2.7 years as of June 30, 2010. At June 30, 2011, our embedded book yield on our fixed maturities, not including cash, was 3.5% compared with 3.8% at June 30, 2010. The embedded book yield on the $233.1 million of municipal bonds in our portfolio was 3.60% at June 30, 2011, compared to an embedded book yield of 3.66% on our municipal bond portfolio of $242.5 million at June 30, 2010.

Net Realized Investment Gains

Net realized investment gains were $8.4 million and $5.6 million for the quarters ended June 30, 2011 and 2010, respectively. The net realized investment gains for the quarters ended June 30, 2011 and 2010 consist entirely of net gains relative to our fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended June 30, 2011 and 2010.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.7 million for the quarter ended June 30, 2011, compared with $5.1 million for the quarter ended June 30, 2010, a decrease of $0.4 million or 7.4%. The decrease is primarily due to cost savings resulting from our previously disclosed Profit Enhancement Initiative, offset partially by an increase in employee costs allocated to corporate overhead and an increase in outside legal fees.

Interest Expense

Interest expense was $1.7 million and $1.8 million for the quarters ended June 30, 2011 and 2010, respectively. On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of our 2010 Annual Report on Form 10-K for details on our debt.

GLOBAL INDEMNITY PLC

Income Tax (Expense) Benefit

Income tax was a benefit of $2.3 million and expense of $1.5 million for the quarters ended June 30, 2011 and 2010, respectively. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Net Income

The factors described above resulted in net income of $4.4 million and $24.5 million for the quarters ended June 30, 2011 and 2010, respectively, a decrease of $20.1 million or 81.9%.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Insurance Operations

The components of income from our Insurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$126,842	$115,602	$11,240	9.7%

Net premiums written	$114,231	$92,489	$21,742	23.5%

Net premiums earned	$111,291	$98,480	$12,811	13.0%
Other income	11,832	342	11,490	3,359.6%

Total revenues	$123,123	$98,822	$24,301	24.6%

Losses and expenses:
Net losses and loss adjustment expenses	77,043	45,998	31,045	67.5%
Acquisition costs and other underwriting expenses (1)	48,583	45,119	3,464	7.7%

Income (loss) from segment	$(2,503)	$7,705	$(10,208)	(132.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	85.3	64.9	20.4
Prior accident year	(16.0)	(18.2)	2.2

Calendar year loss ratio	69.3	46.7	22.6
Expense ratio	43.7	45.8	(2.1)

Combined ratio	113.0	92.5	20.5

(2)	Includes excise tax of $577 and $524 related to cessions from our Insurance Operations to our Reinsurance Operations for the six months ended June 30, 2011 and 2010, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $126.8 million for the six months ended June 30, 2011, compared with $115.6 million for the six months ended June 30, 2010, an increase of $11.2 million or 9.7%. The increase is primarily related to growth in Diamond State brokerage operations, offset partially by decreases in Penn-America.

Net premiums written, which equal gross premiums written less ceded premiums written, were $114.2 million for the six months ended June 30, 2011, compared with $92.5 million for the six months ended June 30, 2010, an increase of $21.7 million or 23.5%. The increase was primarily due to the increase in gross written premiums above, the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011.

GLOBAL INDEMNITY PLC

The ratio of net premiums written to gross premiums written was 90.1% for the six months ended June 30, 2011 and 80.0% for the six months ended June 30, 2010, an increase of 10.1 points, which was primarily due to changes in our reinsurance structure on our property business noted above.

Net premiums earned were $111.3 million for the six months ended June 30, 2011, compared with $98.5 million for the six months ended June 30, 2010, an increase of $12.8 million or 13.0%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the six months ended June 30, 2011 and 2010 were $49.0 million and $38.1 million, respectively. Casualty net premiums earned for the six months ended June 30, 2011 and 2010 were $62.2 million and $60.4 million, respectively.

Other Income

Other income was $11.8 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. Other income is comprised of commissions and fee income and in addition, for 2011, $11.5 million received from our settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 10 to the consolidated financial statements in Item 1 of Part I of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 69.3% for the six months ended June 30, 2011 compared with 46.7% for the six months ended June 30, 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the six months ended June 30, 2011 increased 20.4 points from the six months ended June 30, 2010:

•

The current accident year property loss ratio increased 20.5 points from 63.1% in the six months ended June 30, 2010 to 83.6% in the six months ended June 30, 2011, which consists of a 3.4 point increase in the non-catastrophe loss ratio from 55.8% in the six months ended June 30, 2010 to 59.2% in the six months ended June 30, 2011 and a 17.0 point increase in the catastrophe loss ratio from 7.3% in the six months ended June 30, 2010 to 24.3% in the six months ended June 30, 2011. The increase in the non-catastrophe loss ratio is primarily due to severity from fire losses. Non-catastrophe losses were $29.1 million and $21.2 million for the six months ended June 30, 2011 and 2010, respectively. The increase in the catastrophe loss ratio is primarily due to tornado and severe weather related losses in the Midwest, Alabama and North Carolina. Catastrophe losses were $11.9 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively. Property net premiums earned for the six months ended June 30, 2011 and 2010 were $49.0 million and $38.1 million, respectively.

•

The current accident year casualty loss ratio increased 20.6 points from 66.0% in the six months ended June 30, 2010 to 86.6% in the six months ended June 30, 2011 primarily due to a professional lines loss in a class of business that we are exiting and loss emergence in our general liability line in our Casualty Brokerage Unit. We have addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line. Gross premiums written in the Casualty Brokerage general liability line were $13.4 million in the six months ended June 30, 2011, compared to $6.7 million in the six months ended June 30, 2010. Casualty net premiums earned for the six months ended June 30, 2011 and 2010 were $62.2 million and $60.4 million, respectively.

The impact of changes to prior accident years is 16.0 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $17.8 million in the six months ended June 30, 2011. This was compared to a reduction of $17.9 million in the six months ended June 30, 2010, which resulted in an 18.2 point reduction in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY PLC

For the first six months of 2011, the Company reduced its prior accident year loss reserves by $17.8 million, which consisted of a $19.1 million reduction in general liability lines, a $1.8 million reduction in property lines, and a $1.3 million reduction in umbrella lines, offset by a $3.9 million increase in professional liability lines and $0.5 million in net increases in all other lines:

•

General liability: The $19.1 million reduction primarily consisted of reductions of $22.8 million in accident years 2008 and prior due to continued favorable emergence in our Penn-America and United National business. Incurred losses for these business units have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $2.2 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $5.9 million in accident years 2009 and 2010 related to loss emergence in our Casualty Brokerage unit. We have addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line. Gross premiums written in the Casualty Brokerage general liability line were $13.4 million in the six months ended June 30, 2011, compared to $6.7 million in the six months ended June 30, 2010.

•	Property: The $1.8 million reduction primarily related to accident year 2009 related to anticipated subrogation on a large equine mortality claim.

•

Umbrella: The $1.3 million reduction primarily related to all accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional liability: The $3.9 million increase primarily consisted of increases of $12.4 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $8.4 million related to all other accident years. In 2011, we exited certain professional liability classes where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds. As a result of these actions, the six months ended June 30, 2011 gross written premiums in this line were $4.4 million compared with $8.7 million for the six months ended June 30, 2010.

For the first six months of 2010, the Company reduced its prior accident year loss reserves by $17.9 million. The reduction consisted of a $12.7 million reduction in general liability lines, a $3.1 million reduction in professional liability lines, a $2.4 million reduction in umbrella lines, and a $0.2 million reduction in auto liability lines, offset by a $0.5 million increase in property lines:

•

General liability: The $12.7 million reduction primarily related to accident years 2009 and prior and was due to less than anticipated severity. Incurred losses have developed at a rate lower than our historical averages.

•

Professional liability: The $3.1 million reduction primarily consisted of net reductions of $4.9 million related to accident years 2008 and prior due to lower severity than originally anticipated, partially offset by an increase of $1.8 million related to accident year 2009 where we experienced higher than expected claim frequency and severity.

•

Umbrella: The $2.4 million reduction primarily consisted of net reductions related to accident years 2009 and prior primarily due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to our initial indications.

•

Auto liability: The $0.2 million reduction primarily consisted of net reductions of $0.4 million related to accident years 2007 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than our prior projections. This reduction was offset by an increase of $0.2 million related to accident year 2009 where losses on our commercial auto product were higher than anticipated.

•

Property: The $0.5 million increase primarily consisted of an increase of $2.1 million primarily related to accident year 2009 that was driven by higher than expected claim frequency and severity, partially offset by net reductions of $1.6 million primarily related to accident years 2008 and prior due to lower than anticipated severity. These reductions were driven by incurred loss emergence during the period that was lower than our historical averages.

GLOBAL INDEMNITY PLC

Net losses and loss adjustment expenses were $77.0 million for the six months ended June 30, 2011, compared with $46.0 million for the six months ended June 30, 2010, an increase of $31.0 million or 67.5%. Excluding the $17.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011 and the $17.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010, the current accident year net losses and loss adjustment expenses were $94.9 million and $63.9 million for the six months ended June 30, 2011 and 2010, respectively. This increase is primarily attributable to the increase in net premiums earned, and the factors described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $48.6 million for the six months ended June 30, 2011, compared with $45.1 million for the six months ended June 30, 2010, an increase of $3.5 million or 7.7%. The increase is comprised of a $3.4 million increase in acquisition costs and a $0.02 million increase in other underwriting expenses:

•

The $3.4 million increase in acquisition costs is primarily due to an increase in commissions and premium taxes resulting mainly from an increase in net earned premiums and a decrease in ceding commissions resulting from an increase in retained business.

•

The $0.02 million increase in other underwriting expenses is primarily due to an increase in compensation costs related to underwriting units that were acquired or formed in the middle of 2010 and overall bonus compensation, partially offset by a decrease in employee compensation related to the Profit Enhancement Initiative and a decrease in employee costs.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 43.7% for the six months ended June 30, 2011, compared with 45.8% for the six months ended June 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in earned premium, a decrease in contingent commissions recorded in the current period compared to the same period last year, a decrease in employee compensation costs related to the Profit Enhancement Initiative, and a decrease in other employee costs.

The combined ratio for our Insurance Operations was 113.0% for the six months ended June 30, 2011, compared with 92.5% for the six months ended June 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $17.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011 and the $17.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010, the combined ratio increased from 110.7% for the six months ended June 30, 2010 to 129.0% for the six months ended June 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss for our Insurance Operations of $2.5 million for the six months ended June 30, 2011, compared to income of $7.7 million for the six months ended June 30, 2010.

Reinsurance Operations

The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

GLOBAL INDEMNITY PLC

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$55,786	$69,301	$(13,515)	(19.5%)

Net premiums written	$55,284	$68,515	$(13,231)	(19.3%)

Net premiums earned	$42,733	$47,010	$(4,277)	(9.1%)

Losses and expenses:
Net losses and loss adjustment expenses	43,052	28,466	14,586	51.2%
Acquisition costs and other underwriting expenses	11,466	14,037	(2,571)	(18.3%)

Income (loss) from segment	$(11,785)	$4,507	$(16,292)	(361.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	83.9	62.2	21.7
Prior accident year	16.8	(1.7)	18.5

Calendar year loss ratio	100.7	60.5	40.2
Expense ratio	26.8	29.9	(3.1)

Combined ratio	127.5	90.4	37.1

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $55.8 million for the six months ended June 30, 2011, compared with $69.3 million for the six months ended June 30, 2010, a decrease of $13.5 million or 19.5%. The decrease was primarily due to the sale of a company that elected not to renew its treaty with Wind River post-acquisition and non-renewing a treaty that did not meet our return hurdles, offset partially by several new general liability treaties written in 2011.

Net premiums written, which equal gross premiums written less ceded premiums written, were $55.3 million for the six months ended June 30, 2011, compared with $68.5 million for the six months ended June 30, 2010, a decrease of $13.2 million or 19.3%. The decrease was primarily due to the decrease of gross premiums written noted above. The ratio of net premiums written to gross premiums written was 99.1% for the six months ended June 30, 2011 and 98.9% for the six months ended June 30, 2010, an increase of 0.2 points.

Net premiums earned were $42.7 million for the six months ended June 30, 2011, compared with $47.0 million for the six months ended June 30, 2010, a decrease of $4.3 million or 9.1%. Property net premiums earned for the six months ended June 30, 2011 and 2010 were $16.8 million and $18.2 million, respectively. Casualty net premiums earned for the six months ended June 30, 2011 and 2010 were $26.0 million and $28.8 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 100.7% for the six months ended June 30, 2011 compared with 60.5% for the six months ended June 30, 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the six months ended June 30, 2011 increased 21.7 points from the six months ended June 30, 2010.

•

The current accident year property loss ratio increased 49.8 points from 47.7% in the six months ended June 30, 2010 to 97.5% in the six months ended June 30, 2011. This increase was primarily due to catastrophe losses of $5.2 million, $1.0 million, $2.6 million and $6.6 million during the first six months of 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods and Alabama tornadoes, respectively. Current accident year property losses for the six months ended June 30, 2011 and 2010 were $16.3 million and $8.7 million, respectively.

•

The current accident year casualty loss ratio increased 3.8 points from 71.3% in the six months ended June 30, 2010 to 75.1% in the six months ended June 30, 2011. This increase was primarily due to higher losses than anticipated on our Marine general liability business.

GLOBAL INDEMNITY PLC

The impact of changes to prior accident years is 16.8 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $7.2 million in the six months ended June 30, 2011. This was compared to a reduction of $0.8 million in the six months ended June 30, 2010, which resulted in a 1.7 point reduction in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

For the first six months of 2011, the Company increased its prior accident year loss reserves by $7.2 million, which consisted of a $4.3 million increase in general liability lines, a $1.2 million increase in property lines, a $0.8 million increase in workers’ compensation lines, and a $0.9 million increase in auto liability lines:

•	General liability: The $4.3 million increase primarily related to accident year 2010 due to marine loss emergence that was greater than expected.

•	Property: The $1.2 million increase primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•	Workers’ compensation: The $0.8 million increase primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•	Auto liability: The $0.9 million increase is primarily related to accident years 2009 and 2010 resulting from greater severity on a non-standard auto treaty which was not renewed in 2011.

For the first six months of 2010, the Company reduced its prior accident year loss reserves by $0.8 million. This reduction is primarily due to a reduction of $0.8 million in our property lines that is primarily due to a 2009 reinsurance treaty which experienced lower than expected loss severity. There were also offsetting adjustments made to our general liability and professional liability lines for accident years 2007 through 2009 that resulted in no net change.

Net losses and loss adjustment expenses were $43.1 million for the six months ended June 30, 2011, compared with $28.5 million for the six months ended June 30, 2010, an increase of $14.6 million or 51.2%. Excluding the $7.2 million increase of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011 and the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010, the current accident year net losses and loss adjustment expenses increased from $29.2 million for the six months ended June 30, 2010 to $35.9 million for the six months ended June 30, 2011. This increase is primarily attributable to large catastrophe losses incurred during the first six months of 2011 as discussed above. Property net premiums earned for the six months ended June 30, 2011 and 2010 were $16.8 million and $18.2 million, respectively. Casualty net premiums earned for the six months ended June 30, 2011 and 2010 were $26.0 million and $28.8 million, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $11.5 million for the six months ended June 30, 2011, compared with $14.0 million for the six months ended June 30, 2010, a decrease of $2.6 million or 18.3%. The decrease is due to a $3.2 million decrease in acquisition costs and a $0.7 million increase in other underwriting expenses:

•	The $3.2 million decrease in acquisition costs is primarily due to a decrease in contingent commissions resulting from severe current accident year losses discussed above.

•	The $0.7 million increase in other underwriting expenses is primarily due to an increase in compensation related to the hiring of new employees within this business unit.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 26.8% for the six months ended June 30, 2011, compared

GLOBAL INDEMNITY PLC

with 29.9% for the six months ended June 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the factors described above and a higher commission on new 2011 marine treaties.

The combined ratio for our Reinsurance Operations was 127.5% for the six months ended June 30, 2011, compared with 90.4% for the six months ended June 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $7.2 million increase of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011 and a $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2010, the combined ratio increased from 92.1% for the six months ended June 30, 2010 to 110.7% for the six months ended June 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss from our Reinsurance Operations of $11.8 million for the six months ended June 30, 2011 compared to income of $4.5 million for the six months ended June 30, 2010.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Net investment income	$28,344	$28,520	$(176)	(0.6%)

Net realized investment gains	20,383	19,801	582	2.9%

Corporate and other operating expenses	(7,467)	(9,959)	(2,492)	(25.0%)

Interest expense	(3,495)	(3,572)	(77)	(2.2%)

Income tax expense	(5,304)	(3,560)	1,744	49.0%

Equity in net income (loss) of partnership, net of tax	53	(29)	82	282.8%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $28.3 million for the six months ended June 30, 2011, compared with $28.5 million for the six months ended June 30, 2010, a decrease of $0.2 million or 0.6%.

•

Gross investment income, excluding realized gains and losses, was $30.7 million for the six months ended June 30, 2011, compared with $31.6 million for the six months ended June 30, 2010, a decrease of $0.9 million or 3.1%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010.

•

Investment expenses were $2.3 million for the six months ended June 30, 2011, compared with $3.1 million for the six months ended June 30, 2010, a decrease of $0.8 million or 25.7%. The decrease is primarily due to trust fee reductions in the current period.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.

Net Realized Investment Gains

Net realized investment gains were $20.4 million and $19.8 million for the six months ended June 30, 2011 and 2010, respectively. The net realized investment gains for the six months ended June 30, 2011 and 2010 consist

GLOBAL INDEMNITY PLC

entirely of net gains relative to our fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the six months ended June 30, 2011 and 2010.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $7.5 million for the six months ended June 30, 2011, compared with $10.0 million for the six months ended June 30, 2010, a decrease of $2.5 million or 25.0%. The decrease is primarily due to cost savings resulting from our previously disclosed Profit Enhancement Initiative offset partially by an increase in employee costs allocated to corporate overhead and an increase in outside legal fees.

Interest Expense

Interest expense was $3.5 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively. On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of our 2010 Annual Report on Form 10-K for details on our debt.

Income Tax Expense

Income tax expense was $5.3 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Equity in Net Income (Loss) of Partnerships

Equity in net income (loss) of partnerships, net of tax was income of $0.05 million and a loss of $0.03 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $0.08 million.

Net Income

The factors described above resulted in net income of $18.2 million and $43.4 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $25.2 million or 58.0%.

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

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The U.S. Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2011, the maximum amount of distributions that could be paid by the United National Insurance Companies and Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $42.4 million and $21.4 million, respectively. The Penn-America Insurance Companies limitation includes $7.0 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2010 ownership percentages. The U.S. Insurance Companies did not declare or pay any dividends during the quarter or six months ended June 30, 2011.

For 2011, we believe that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2010 statutory financial statements that were filed with the BMA in 2011, we believe Wind River Reinsurance could pay a dividend in 2011 of up to $248.5 million without requesting BMA approval.

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

Net cash provided by (used for) operating activities was $6.5 million and ($15.0) million for the six months ended June 30, 2011 and 2010, respectively. The increase in operating cash flows of approximately $21.4 million from the prior year was primarily a net result of the following items:

GLOBAL INDEMNITY PLC

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Change
Net premiums collected	$153,723	$146,951	$6,772
Net losses paid	(107,040)	(105,731)	(1,309)
Underwriting and corporate expenses	(64,546)	(80,515)	15,969
Net investment income	31,253	31,536	(283)
Net federal income taxes paid	(4,098)	(3,760)	(338)
Interest paid	(3,443)	(3,443)	—
Other	623	(12)	635

Net cash provided by (used for) operating activities	$6,472	$(14,974)	$21,446

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.

Liquidity

There have been no significant changes to our liquidity during the quarter or six months ended June 30, 2011. Please see Item 7 of Part II in our 2010 Annual Report on Form 10-K for information regarding our liquidity.

Capital Resources

There have been no significant changes to our capital resources during the quarter or six months ended June 30, 2011. On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd. Please see Item 7 of Part II in our 2010 Annual Report on Form 10-K for information regarding our capital resources.

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

GLOBAL INDEMNITY PLC

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2011, risk appetite deteriorated amid signs of a deepening sovereign debt crisis in Europe and signs that the US economic recovery was losing momentum. Uncertainties over the ongoing debt ceiling negotiations in the US further weighed on investor sentiment. During the quarter, all fixed income sectors posted positive absolute returns, helped by the decline in Treasury yields. However performance was mixed relative to Treasuries with credit sensitive sectors such as high yield, corporate bonds and commercial mortgage backed securities (“CMBS”) underperforming amid a heightened level of risk aversion.

The investment grade fixed income portfolio continues to maintain high quality investments with an AA average rating. During the quarter, the effective duration of the portfolio decreased from 2.8 to 2.4 years, whereby reducing interest rate sensitivity. Portfolio purchases were focused on high quality government, corporate credit and shorter duration U.S. mortgage backed securities (“MBS”). These purchases were funded primarily through portfolio sales consisting of longer duration corporate credit and MBS.

During the quarter, there were no significant changes to asset allocation for the total investment portfolio. The investment grade fixed income portfolio continues to be defensively positioned in the event that interest rates rise. Allocations to corporate floating rate loans, large cap value equity and a small allocation to Asian Consumption oriented equity remain in place. During the quarter, the large cap value equity opportunity set was expanded to allow for a larger allocation to Non-US equities. During the quarter the market value percentage of Non-US equities within the large cap value equity portfolio increased from 8.4% to 10.6%.

There have been no other significant changes to our market risk since March 31, 2011. Please see Item 7A of Part II in our 2010 Annual Report on Form 10-K for information regarding our market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required

GLOBAL INDEMNITY PLC

disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended June 30, 2011 there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Share Incentive Plan allows employees to surrender our Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 1,565 shares purchased from our employees during the quarter ended June 30, 2011. All Class A ordinary shares purchased from employees by us are held as treasury stock and recorded at cost.

The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2011:

GLOBAL INDEMNITY PLC

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
April 1-30, 2011	85	(2)	$21.05	—	$—
May 1-31, 2011	1,110	(2)	$22.53	—	$—
June 1-30, 2011	370	(2)	$21.86	—	$—

Total	1,565		$22.29	—	N/A

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Item 5. Other Information

None.

Item 6. Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+

The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of June 30, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

August 9, 2011	By:	/s/ Thomas M. McGeehan
Date: August 9, 2011	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)