Form 10-Q
period 2011-09-30
Global Indemnity plc
filed 2011-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

001-34809

Commission File Number

GLOBAL INDEMNITY PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ARTHUR COX BUILDING

EARLSFORT TERRACE

DUBLIN 2

IRELAND

(Address of principal executive office, including zip code)

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

As of November 4, 2011, the registrant had outstanding 18,381,059 Class A Ordinary Shares and 12,061,370 Class B Ordinary Shares.

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

8)	our “Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Ltd., Global Indemnity (Cayman) Ltd., Global Indemnity (Luxembourg) Ltd., Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Ltd.;

9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;

10)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

11)	“AIS” refers to American Insurance Service, Inc.;

12)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;

13)	our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;

14)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (formerly known as United America Indemnity Group, Inc.);

15)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

16)	“United National” refers to our product classification that includes property, casualty, and professional liability lines products distributed through program administrators with specific binding authority;

17)	“Diamond State” refers to our product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;

18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;

19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

21)	“$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,370,288 and $1,393,655)	$1,406,342	$1,444,392
Equity securities:
Available for sale, at fair value (cost: $154,110 and $121,604)	146,067	147,526
Other invested assets
Available for sale, at fair value (cost: $14,150 and $4,255)	16,169	4,268
Securities classified as trading, at fair value (cost: $0 and $1,112)	—	1,112

Total investments	1,568,578	1,597,298

Cash and cash equivalents	93,281	119,888
Premiums receivable, net	60,268	56,657
Reinsurance receivables	303,950	422,844
Deferred federal income taxes	20,173	6,926
Deferred acquisition costs	28,753	35,344
Intangible assets	18,798	19,082
Goodwill	4,820	4,820
Prepaid reinsurance premiums	7,762	11,104
Receivable for securities sold	4,388	—
Other assets	22,118	20,720

Total assets	$2,132,889	$2,294,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$971,222	$1,052,743
Unearned premiums	135,866	135,872
Ceded balances payable	8,539	12,376
Contingent commissions	5,693	9,260
Payable for securities purchased	—	4,768
Federal income taxes payable	1,993	55
Notes and debentures payable	103,071	121,285
Other liabilities	29,018	29,655

Total liabilities	1,255,402	1,366,014

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,414,007 and 21,340,821, respectively; Class A ordinary shares outstanding: 18,365,802 and 18,300,544, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	621,442	622,725
Accumulated other comprehensive income, net of taxes	23,500	57,211
Retained earnings	333,621	349,642
Class A ordinary shares in treasury, at cost: 3,048,205 and 3,040,277 shares, respectively	(101,079)	(100,912)

Total shareholders’ equity	877,487	928,669

Total liabilities and shareholders’ equity	$2,132,889	$2,294,683

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:

Gross premiums written	$73,092	$86,235	$255,720	$271,138

Net premiums written	$64,934	$73,206	$234,449	$234,210

Net premiums earned	$77,090	$70,089	$231,114	$215,579
Net investment income	12,880	14,089	41,224	42,609
Net realized investment gains:
Other-than-temporary impairment losses on investments	(1,824)	(15)	(3,730)	(467)
Other-than-temporary impairment losses on investments recognized in other comprehensive income	—	—	—	43
Other net realized investment gains	3,112	1,833	25,401	22,043

Total net realized investment gains	1,288	1,818	21,671	21,619
Other income	167	173	11,999	515

Total revenues	91,425	86,169	306,008	280,322

Losses and Expenses:
Net losses and loss adjustment expenses	86,234	29,789	206,329	104,253
Acquisition costs and other underwriting expenses	34,597	28,541	94,646	87,697
Corporate and other operating expenses	2,862	5,106	10,329	15,065
Interest expense	1,525	1,825	5,020	5,397

Income (loss) before income taxes	(33,793)	20,908	(10,316)	67,910
Income tax expense	454	1,146	5,758	4,706

Income (loss) before equity in net income (loss) of partnerships	(34,247)	19,762	(16,074)	63,204
Equity in net income (loss) of partnerships, net of taxes	—	—	53	(29)

Net income (loss)	$(34,247)	$19,762	$(16,021)	$63,175

Per share data (1):

Net income (loss)
Basic	$(1.13)	$0.65	$(0.53)	$2.09

Diluted	$(1.13)	$0.65	$(0.53)	$2.09

Weighted-average number of shares outstanding
Basic	30,338,010	30,273,757	30,320,538	30,222,074

Diluted	30,352,850	30,308,489	30,341,713	30,245,890

(1)	Shares outstanding and per share amounts for 2010 have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$(34,247)	$19,762	$(16,021)	$63,175

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	(28,475)	19,607	(18,072)	29,728
Portion of other-than-temporary impairment losses (gains) recognized in other comprehensive income (loss), net of taxes	(16)	23	(26)	135
Recognition of previously unrealized holding gains	(594)	(1,272)	(15,559)	(16,066)
Unrealized foreign currency translation gains (losses)	(54)	175	(54)	(43)

Other comprehensive income (loss), net of taxes	(29,139)	18,533	(33,711)	13,754

Comprehensive income (loss), net of taxes	$(63,386)	$38,295	$(49,732)	$76,929

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Number of Class A ordinary shares issued:
Number at beginning of period	21,340,821	21,243,345
Ordinary shares issued under share incentive plans	33,511	20,828
Ordinary shares issued to directors	39,675	76,648

Number at end of period	21,414,007	21,340,821

Number of Class B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of Class A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of Class B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$622,725	$619,473
Share compensation plans	(1,283)	3,252

Balance at end of period	$621,442	$622,725

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$57,211	$48,481
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(33,633)	8,703
Change in other-than-temporary impairment losses (gains) recognized in other comprehensive income (loss), net of taxes	(24)	70
Unrealized foreign currency translation losses	(54)	(43)

Other comprehensive income (loss)	(33,711)	8,730

Balance at end of period	$23,500	$57,211

Retained earnings:
Balance at beginning of period	$349,642	$264,739
Net income (loss)	(16,021)	84,903

Balance at end of period	$333,621	$349,642

Number of Treasury Shares:
Number at beginning of period	3,040,277	3,028,106
Class A ordinary shares purchased	7,928	12,171

Number at end of period	3,048,205	3,040,277

Treasury Shares, at cost:
Balance at beginning of period	$(100,912)	$(100,720)
Class A ordinary shares purchased, at cost	(167)	(192)

Balance at end of period	$(101,079)	$(100,912)

Total shareholders’ equity	$877,487	$928,669

Share amounts for 2010 have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(16,021)	$63,175
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	59	62
Amortization and depreciation	1,556	1,825
Restricted stock expense	(1,177)	2,713
Deferred federal income taxes	(341)	3,560
Amortization of bond premium and discount, net	4,234	2,579
Net realized investment gains	(21,671)	(21,619)
Equity in net (income) loss of partnerships	(53)	29
Changes in:
Premiums receivable, net	(3,611)	1,111
Reinsurance receivables	118,894	80,240
Unpaid losses and loss adjustment expenses	(81,521)	(137,278)
Unearned premiums	(6)	14,151
Ceded balances payable	(3,837)	(10,834)
Other assets and liabilities, net	(3,370)	(8,464)
Contingent commissions	(3,567)	(4,449)
Federal income taxes payable	1,939	(4,264)
Deferred acquisition costs	6,591	(2,911)
Prepaid reinsurance premiums	3,342	4,482

Net cash provided by (used for) operating activities	1,440	(15,892)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	604,606	560,306
Proceeds from sale of stocks	78,491	30,442
Proceeds from maturity of fixed maturities	37,900	36,245
Proceeds from sale of other invested assets	1,348	68
Purchases of fixed maturities	(621,350)	(595,832)
Purchases of stocks	(100,505)	(91,417)
Purchases of other invested assets	(10,050)	—
Acquisition of business, net of cash acquired	—	(14,970)

Net cash used for investing activities	(9,560)	(75,158)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	(106)	(221)
Purchases of Class A ordinary shares	(167)	(163)
Principal payments of term debt	(18,214)	(213)

Net cash used for financing activities	(18,487)	(597)

Effect of exchange rates on cash and cash equivalents	—	(43)

Net change in cash and cash equivalents	(26,607)	(91,690)
Cash and cash equivalents at beginning of period	119,888	186,087

Cash and cash equivalents at end of period	$93,281	$94,397

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland. Global Indemnity replaced the Company’s predecessor, United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction. See Note 3 below for details regarding the re-domestication. United America Indemnity, Ltd. was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. United America Indemnity, Ltd. is now a subsidiary of the Company and an Irish tax resident. The Company’s Class A ordinary shares are publicly traded on the NASDAQ Global Select Market. On July 6, 2010, the Company changed its trading symbol on the NASDAQ Global Select Market from “INDM” to “GBLI.”

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K.

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

2.	Premium Deficiency

The Company recognizes a premium deficiency if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

During the quarter and nine months ended September 30, 2011, the Company incurred a pre-tax premium deficiency charge of $10.5 million, or $0.35 per diluted share, and $11.0 million, or $0.36 per diluted share, respectively. There were no premium deficiency charges incurred during the quarter or nine months ended September 30, 2010.

The charge of $10.5 million incurred during the quarter ended September 30, 2011 consisted of $7.6 million charged to our U.S. Insurance Operations and $2.9 million charged to our Reinsurance Operations. The $7.6 million charge to our U.S. Insurance Operations consisted of $3.7 million recorded to acquisition costs and other underwriting expenses and $3.9 million recorded to loss and loss adjustment expenses. The $2.9 million charge to our Reinsurance Operations was recorded to acquisition costs and other underwriting expenses.

The charge of $11.0 million incurred during the nine months ended September 30, 2011 consisted of $7.6 million charged to our U.S. Insurance Operations and $3.3 million charged to our Reinsurance Operations. The $7.6 million charge to our U.S. Insurance Operations consisted of $3.7 million recorded to acquisition costs and other underwriting expenses and $3.9 million recorded to loss and loss adjustment expenses. The $3.3 million charge to our Reinsurance Operations was recorded to acquisition costs and other underwriting expenses.

As a result of these charges, the Company reduced deferred acquisition costs during the quarter and nine months ended September 30, 2011 by $6.6 million and $7.0 million, respectively. Additionally, the Company accrued a premium deficiency reserve of $3.9 million included in loss and loss adjustment expense reserves during the quarter and nine months ended September 30, 2011.

3.	Redomestication

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

4.	Profit Enhancement Initiative

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

The following table summarizes charges incurred in 2010 by expense type and the remaining liability as of December 31, 2010 and September 30, 2011:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total

Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments in 2011 for 2010 actions	(1,022)	(597)	—	(492)	(2,111)
Non-cash adjustments	—	(64)	—	—	(64)

Liability at September 30, 2011	$107	$871	$—	$—	$978

There were charges incurred related to the Profit Enhancement Initiative in our statement of operations for the nine months ending September 30, 2011 of ($0.064) million which was included in the “Corporate and other operating expenses” line item. There were no charges incurred related to the Profit Enhancement Initiative in our statement of operations for the quarter ended September 30, 2011, or the quarter or nine months ending September 30, 2010.

5.	Investments

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The amortized cost and estimated fair value of investments were as follows as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2011
Fixed maturities:
U.S. treasury and agency obligations	$123,210	$8,261	$(3)	$131,468	$—
Obligations of states and political subdivisions	210,532	8,158	(75)	218,615	—
Mortgage-backed securities	288,698	9,851	(337)	298,212	(15)
Asset-backed securities	100,368	2,426	(39)	102,755	(33)
Commercial mortgage-backed securities	34,677	38	(144)	34,571	—
Corporate bonds and loans	559,339	14,537	(7,937)	565,939	(134)
Foreign corporate bonds	53,464	1,450	(132)	54,782	—

Total fixed maturities	1,370,288	44,721	(8,667)	1,406,342	(182)
Common stock	154,110	7,739	(15,782)	146,067	—
Other invested assets	14,150	3,071	(1,052)	16,169	—

Total	$1,538,548	$55,531	$(25,501)	$1,568,578	$(182)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2010
Fixed maturities:
U.S. treasury and agency obligations	$192,746	$9,948	$(4)	$202,690	$—
Obligations of states and political subdivisions	239,872	5,756	(616)	245,012	—
Mortgage-backed securities	239,265	9,864	(49)	249,080	(19)
Asset-backed securities	112,626	2,548	(75)	115,099	(41)
Commercial mortgage-backed securities	38,963	9	(239)	38,733	—
Corporate bonds and loans	511,754	21,594	(564)	532,784	(134)
Foreign corporate bonds	58,429	2,570	(5)	60,994	—

Total fixed maturities	1,393,655	52,289	(1,552)	1,444,392	(194)
Common stock	120,674	25,300	(700)	145,274	—
Preferred stock	930	1,322	—	2,252	—
Other invested assets	5,367	13	—	5,380	—

Total	$1,520,626	$78,924	$(2,252)	$1,597,298	$(194)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

The Company held a mortgage-backed security (“MBS”) issued by Government National Mortgage Association (“GNMA”) which represented approximately 3% and 8% of shareholders’ equity as of September 30, 2011 and December 31, 2010, respectively. Excluding U.S. treasuries, agency bonds, and the MBS issued by GNMA, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 2% of shareholders’ equity at September 30, 2011 and December 31, 2010, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$70,950	$71,837
Due after one year through five years	650,117	671,162
Due after five years through ten years	182,007	182,367
Due after ten years through fifteen years	10,221	11,641
Due after fifteen years	33,250	33,797
Mortgaged-backed securities	288,698	298,212
Asset-backed securities	100,368	102,755
Commercial mortgage-backed securities	34,677	34,571

	$1,370,288	$1,406,342

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2011:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$2,244	$(3)	$—	$—	$2,244	$(3)
Obligations of states and political subdivisions	1,792	(9)	6,845	(66)	8,637	(75)
Mortgage-backed securities	27,856	(319)	521	(18)	28,377	(337)
Asset-backed securities	2,009	(6)	707	(33)	2,716	(39)
Commercial mortgage-backed securities	20,731	(69)	10,071	(75)	30,802	(144)
Corporate bonds and loans	221,625	(7,919)	830	(18)	222,455	(7,937)
Foreign corporate bonds	7,488	(132)	—	—	7,488	(132)

Total fixed maturities	283,745	(8,457)	18,974	(210)	302,719	(8,667)
Common stock	125,505	(15,423)	932	(359)	126,437	(15,782)
Other invested assets	8,948	(1,052)	—	—	8,948	(1,052)

Total	$418,198	$(24,932)	$19,906	$(569)	$438,104	$(25,501)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

U.S. treasury and agency obligations – As of September 30, 2011, gross unrealized losses related to U.S. treasury and agency obligations were $0.003 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Obligations of states and political subdivisions – As of September 30, 2011, gross unrealized losses related to obligations of states and political subdivisions were $0.075 million. Of this amount, $0.066 million has been in an unrealized loss position for twelve months or greater. These securities are rated A- or higher. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Mortgage-backed securities – As of September 30, 2011, gross unrealized losses related to mortgage-backed securities were $0.337 million. Of this amount, $0.018 million has been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated AA+. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.

Asset-backed securities (“ABS”) – As of September 30, 2011, gross unrealized losses related to asset-backed securities were $0.039 million. Of this amount, $0.033 million has been in an unrealized loss position for twelve months or greater. These securities are rated A- or higher. The weighted average credit enhancement for the Company’s asset-backed portfolio is 34.9. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of September 30, 2011, gross unrealized losses related to CMBS were $0.144 million. Of this amount, $0.075 million has been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 27.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans – As of September 30, 2011, gross unrealized losses related to corporate bonds and loans were $7.937 million. Of this amount, $0.018 million has been in an unrealized loss position for twelve months

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

or greater. All of the securities in an unrealized loss position for twelve months or greater are rated below investment grade. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2011, gross unrealized losses related to foreign bonds were $0.132 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated A- or higher. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks – As of September 30, 2011, gross unrealized losses related to common stock were $15.782 million. Of this amount, $0.359 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

Other Investments – As of September 30, 2011, gross unrealized losses related to other investments were $1.052 million. All unrealized losses have been in an unrealized loss position for less than twelve months.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturities:
OTTI losses, gross	$1,002	$15	$1,002	$121
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	(43)

Net impairment losses on fixed maturities recognized in earnings	1,002	15	1,002	78
Common stock	822	—	2,728	346

Total	$1,824	$15	$3,730	$424

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and nine months ended September 30, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$86	$113	$115	$50
Additions where no OTTI was previously recorded	—	—	—	47
Additions where an OTTI was previously recorded	—	15	—	31
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	(29)	—

Balance at end of period	$86	$128	$86	$128

Accumulated Other Comprehensive Income

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Net unrealized gains (losses) from:
Fixed maturities	$36,054	$50,737
Preferred stock	—	1,322
Common stock	(8,043)	24,600
Mutual Fund	(1,052)	—
Partnerships < 3% owned	3,071	13
Deferred federal income taxes	(6,530)	(19,461)

Accumulated other comprehensive income	$23,500	$57,211

Net Realized Investment Gains

The components of net realized investment gains for the quarters and nine months ended September 30, 2011 and 2010 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Fixed maturities	$562	$846	$11,178	$16,225
Convertibles	—	—	—	3
Common stock	726	972	8,947	5,391
Preferred stock	—	—	1,546	—

Total	$1,288	$1,818	$21,671	$21,619

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010

Fixed maturities	$604,606	$560,306
Equity securities	78,491	30,442

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2011 and 2010 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Fixed maturities	$13,153	$14,885	$42,031	$45,597
Preferred and common stocks	914	613	2,645	1,419
Cash and cash equivalents	10	32	56	141
Other invested assets	—	—	—	4

Total investment income	14,077	15,530	44,732	47,161
Investment expense	(1,197)	(1,441)	(3,508)	(4,552)

Net investment income	$12,880	$14,089	$41,224	$42,609

The Company’s total investment return on an after-tax basis for the quarters and nine months ended September 30, 2011 and 2010 were as follows:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Net investment income	$11,106	$12,039	$35,749	$36,109

Net realized investment gains	594	1,272	15,559	16,066
Net equity in net income (loss) of partnership	—	—	53	(29)
Net unrealized investment gains (losses)	(29,139)	18,358	(33,711)	13,797

Net investment gains (losses)	(28,545)	19,630	(18,099)	29,834

Total investment return	$(17,439)	$31,669	$17,650	$65,943

Total investment return % (1)	(1.0%)	1.9%	1.0%	3.9%

Average investment portfolio (2)	$1,698,039	$1,686,638	$1,689,333	$1,696,376

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of September 30, 2011, the Company held insurance enhanced municipal bonds of approximately $89.3 million, which represented approximately 5.4% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $36.3 million of these bonds are pre-refunded with U.S. treasury securities, of which $25.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $53.0 million of insurance enhanced municipal bonds, $21.2 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance

AA	$11,075	$812
A	10,115	19,353
BBB	—	1,025

Total	$21,190	$21,190

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2011, is as follows:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

Ambac Financial Group	$7,017	$3,015	$—	$4,002
Financial Guaranty Insurance Company	1,231	1,231	—	—
Assured Guaranty Insurance Group	34,354	11,958	—	22,396
Municipal Bond Insurance Association	30,983	8,315	—	22,668
Federal Housing Association	513	—	513	—
Government National Housing Association	2,962	620	2,342	—
Permanent School Fund Guaranty	1,151	—	1,151	—

Total backed by financial guarantors	78,211	25,139	4,006	49,066
Other credit enhanced municipal bonds	11,111	11,111	—	—

Total	$89,322	$36,250	$4,006	$49,066

In addition to the $89.3 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $31.0 million, which represented approximately 1.9% of the Company’s total cash and invested assets. The financial guarantors of the Company’s $31.0 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.7 million), Municipal Bond Insurance Association ($12.5 million), Ambac ($2.5 million), Assured Guaranty Insurance Group ($10.1 million), and Other ($5.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2011.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of cash, cash equivalents, and bonds available for sale and on deposit or held in trust were as follows as of September 30, 2011 and December 31, 2010:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2011	December 31, 2010

On deposit with governmental authorities	$44,164	$43,656
Intercompany trusts held for the benefit of U.S. policyholders	541,668	609,242
Held in trust pursuant to third party requirements	98,122	68,900
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,055	5,871

Total	$690,009	$727,669

6.	Fair Value Measurements

The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of December 31, 2010. In February, 2011, the Company liquidated its remaining interest in this limited partnership.

During the quarters and nine months ended September 30, 2011 and 2010, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Limited partnership > 3% ownership	$—	$—	$53	$(29)

These gains (losses) are reflected on the consolidated statement of operations as equity in net income (loss) of partnerships, net of taxes.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The Company’s invested assets are carried at their fair value and are categorized based upon a fair value hierarchy:

•	Level 1 - inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

•	Level 2 - inputs utilize other than quoted prices included in Level 1 that are observable for the similar assets, either directly or indirectly.

•	Level 3 - inputs are unobservable for the asset, and include situations where there is little, if any, market activity for the asset.

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

The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
As of September 30, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$90,579	$40,889	$—	$131,468
Obligations of states and political subdivisions	—	218,615	—	218,615
Mortgage-backed securities	—	298,212	—	298,212
Commercial mortgage-backed securities	—	34,571	—	34,571
Asset-backed securities	—	102,755	—	102,755
Corporate bonds and loans	—	565,939	—	565,939
Foreign corporate bonds	—	54,782	—	54,782

Total fixed maturities	90,579	1,315,763	—	1,406,342
Common shares	146,067	—	—	146,067
Other invested assets	—	—	16,169	16,169

Total invested assets	$236,646	$1,315,763	$16,169	$1,568,578

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
As of December 31, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$89,187	$113,503	$—	$202,690
Obligations of states and political subdivisions	—	245,012	—	245,012

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
Mortgage-backed securities	—	249,080	—	249,080
Commercial mortgage-backed securities	—	38,733	—	38,733
Asset-backed securities	—	115,099	—	115,099
Corporate bonds and loans	—	532,784	—	532,784
Foreign corporate bonds	—	60,994	—	60,994

Total fixed maturities	89,187	1,355,205	—	1,444,392
Preferred shares	—	2,252	—	2,252
Common shares	145,274	—	—	145,274
Other invested assets	—	—	5,380	5,380

Total invested assets	$234,461	$1,357,457	$5,380	$1,597,298

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

There were no significant transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2011 or 2010.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2011:

Quarter Ended September 30, 2011 (Dollars in thousands)	Other Invested Assets

Beginning balance at July 1, 2011	$17,579
Total losses (realized / unrealized):
Included in accumulated other comprehensive income	(1,434)
Purchases	24

Ending balance at September 30, 2011	$16,169

Net unrealized losses included in net income for the period related to assets still held at September 30, 2011	$—

Nine Months Ended September 30, 2011 (Dollars in thousands)	Other Invested Assets

Beginning balance at January 1, 2011	$5,380
Total losses (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income	2,006
Purchases	10,049
Sales	(1,347)

Ending balance at September 30, 2011	$16,169

Net unrealized losses included in net income for the period related to assets still held at September 30, 2011	$—

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The $16.2 million is comprised of $7.2 million related to investments in limited partnerships and $9.0 million related to an investment in a mutual fund. The $7.2 million related to investments in limited partnerships was comprised of securities for which the Company does not have the ability to see the underlying valuations. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s investment in a mutual fund of $9.0 million is measured utilizing the fund’s net asset value. The net asset value of the fund is based on the actual market price of the assets of the portfolio, including accrued income less liabilities and provisions for accrued expenses. The fund is comprised primarily of foreign equities. However, since the Company does not have the ability to see the invested asset composition of the mutual fund on a daily basis, this investment has been classified within the Level 3 category.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2010:

Quarter Ended September 30, 2010 (Dollars in thousands)	Other Invested Assets

Beginning balance at July 1, 2010	$6,490
Total losses (realized / unrealized):
Included in accumulated other comprehensive income	(1,275)

Ending balance at September 30, 2010	$5,215

Net unrealized losses included in net income for the period related to assets still held at September 30, 2010	$—

Nine Months Ended September 30, 2010 (Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(44)
Included in accumulated other comprehensive income	(2,672)
Distribution	(68)

Ending balance at September 30, 2010	$5,215

Net unrealized losses included in net income for the period related to assets still held at September 30, 2010	$(44)

The $5.2 million is related to investments in limited partnerships. Of the investments in limited partnerships, $4.1 million was comprised of securities for which the Company does not have the ability to see the underlying valuations. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Of our investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at September 30, 2011 are limited liability partnerships and a mutual fund measured at fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2011.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(Dollars in thousands)	Fair Value	Future Funding Commitments

Equity Fund, LP (1)	$7,221	$2,520
Real Estate Fund, LP (2)	—	—
Mutual Fund (3)	8,948	—

Total	$16,169	$2,520

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero in 2010.
(3)	This is an open-ended unincorporated mutual investment fund which seeks to generate attractive long term total returns by investing in companies which benefit from increasing levels of domestic consumption expenditure in the Asia ex Japan region. Investments will primarily be in equity securities within the consumer staples, consumer discretionary and healthcare sectors in the Asia ex Japan region; however, the approach is unconstrained and may opportunistically invest in any sector. The Company may request to redeem units of the portfolio. However, depending on the size of the redemption request, certain restrictions may apply.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

During the quarter and nine months ended September 30, 2011, the Company did not consider it necessary to adjust quotes or prices obtained from the pricing vendors.

7.	Reinsurance

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

The Company had the following reinsurance balances as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Reinsurance receivables	$303,950	$422,844
Collateral securing reinsurance receivables	(178,916)	(289,284)

Reinsurance receivables, net of collateral	$125,034	$133,560

Allowance for uncollectible reinsurance receivables	$9,693	$12,742
Prepaid reinsurance premiums	7,762	11,104

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

Professional Liability Excess of Loss – Effective April 30, 2011, the Company’s professional liability excess of loss treaty was terminated. This treaty provided coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence. Effective May 1, 2011, the professional liability exposure was added to the casualty excess of loss treaty.

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

Marine Excess of Loss – Effective May 24, 2010, the Company entered into a marine excess of loss treaty which provides coverage in three layers for $13.0 million per occurrence in excess of $2.0 million per occurrence. The first layer of $3.0 million in excess of $2.0 million, and the second layer of $5.0 million in excess of $5.0 million, provides for two full reinstatements of coverage at 100% additional premium. The third layer of $5.0 million in excess of $10.0 million provides for one full reinstatement of coverage at 100% additional premium. This treaty will expire on November 30, 2011.

There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter and nine months ended September 30, 2011. To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

8.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.59% in the Grand Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. For 2010, on an interim basis, the statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense was divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate was applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and then adding that amount to actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. For the quarter and nine months ended September 30, 2011, the Company recorded the actual income tax provision in lieu of using the estimated effective income tax rate due to wide variability in the expected annual effective income tax rate

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

across several similar pre-tax income scenarios. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2011 and 2010 were as follows:

	$000000000	$000000000	$000000000	$000000000
Quarter Ended September 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$42,603	$55,262	$(24,773)	$73,092

Net premiums written	$42,603	$22,331	$—	$64,934

Net premiums earned	$51,075	$26,015	$—	$77,090
Net investment income	10,602	6,926	(4,648)	12,880
Net realized investment gains (losses)	(762)	2,050	—	1,288
Other income	—	167	—	167

Total revenues	60,915	35,158	(4,648)	91,425
Losses and Expenses:
Net losses and loss adjustment expenses	76,539	9,695	—	86,234
Acquisition costs and other underwriting expenses	21,812	12,785	—	34,597
Corporate and other operating expenses	1,585	1,277	—	2,862
Interest expense	—	6,173	(4,648)	1,525

Income (loss) before income taxes	$(39,021)	$5,228	$—	$(33,793)

	$000000000	$000000000	$000000000	$000000000

Quarter Ended September 30, 2010: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$47,586	$66,213	$(27,564)	$86,235

Net premiums written	$47,586	$25,620	$—	$73,206

Net premiums earned	$47,225	$22,864	$—	$70,089
Net investment income	11,089	7,648	(4,648)	14,089
Net realized investment gains	258	1,560	—	1,818
Other income	—	173	—	173

Total revenues	58,572	32,245	(4,648)	86,169
Losses and Expenses:
Net losses and loss adjustment expenses	24,412	5,377	—	29,789
Acquisition costs and other underwriting expenses	17,243	11,298	—	28,541
Corporate and other operating expenses	2,802	2,304	—	5,106
Interest expense	—	6,473	(4,648)	1,825

Income before income taxes	$14,115	$6,793	$—	$20,908

	$000000000	$000000000	$000000000	$000000000

Nine Months Ended September 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$158,058	$182,102	$(84,440)	$255,720

Net premiums written	$157,556	$76,893	$—	$234,449

Net premiums earned	$151,538	$79,576	$—	$231,114
Net investment income	33,548	21,469	(13,793)	41,224
Net realized investment gains	5,024	16,647	—	21,671
Other income	—	11,999	—	11,999

Total revenues	190,110	129,691	(13,793)	306,008
Losses and Expenses:
Net losses and loss adjustment expenses	156,075	50,254	—	206,329
Acquisition costs and other underwriting expenses	60,562	34,084	—	94,646
Corporate and other operating expenses	7,035	3,294	—	10,329
Interest expense	—	18,813	(13,793)	5,020

Income (loss) before income taxes	$(33,562)	$23,246	$—	$(10,316)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	$000000000	$000000000	$000000000	$000000000
Nine Months Ended September 30, 2010: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$165,372	$181,815	$(76,049)	$271,138

Net premiums written	$164,588	$69,622	$—	$234,210

Net premiums earned	$145,724	$69,855	$—	$215,579
Net investment income	32,760	23,641	(13,792)	42,609
Net realized investment gains	5,754	15,865	—	21,619
Other income	—	515	—	515

Total revenues	184,238	109,876	(13,792)	280,322
Losses and Expenses:
Net losses and loss adjustment expenses	76,485	27,768	—	104,253
Acquisition costs and other underwriting expenses	56,292	31,405	—	87,697
Corporate and other operating expenses	7,795	7,270	—	15,065
Interest expense	—	19,189	(13,792)	5,397

Income before income taxes	$43,666	$24,244	$—	$67,910

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
(Dollars in thousands)	2011		2010
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$1,845	(5.5%)	$2,379	11.4%
Adjustments:
Tax exempt interest	(478)	1.4	(504)	(2.4)
Dividend exclusion	(173)	0.5	(123)	(0.6)
Effective tax rate adjustment	—	—	150	0.7
Other	(740)	2.3	(756)	(3.6)

Income tax expense	$454	(1.3%)	$1,146	5.5%

The effective income tax rate for the quarter ended September 30, 2011 was (1.3%), compared to an effective income tax rate of 5.5% for the quarter ended September 30, 2010. Due to potential volatility in the 2011 expected effective tax rate, the Company recorded its actual year-to-date tax provision during the quarter ended September 30, 2011 as compared with an estimated annual effective rate during the quarter ended September 30, 2010. The effective rate differed from the weighted average expected income tax expense rate of (5.5%) for the quarter ended September 30, 2011 due to the fact that the Company records income tax expense net of tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax expense rate of 11.4% for the quarter ended September 30, 2010 primarily due to the fact that the Company recorded income tax expense during interim periods using an expected annual effective tax rate, net of tax-exempt interest and dividends.

	Nine Months Ended September 30,
(Dollars in thousands)	2011		2010
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$8,481	(82.2%)	$8,564	12.6%
Adjustments:
Tax exempt interest	(1,498)	14.5	(1,488)	(2.2)
Dividend exclusion	(540)	5.2	(286)	(0.4)
Effective tax rate adjustment	—	—	(1,376)	(2.0)
Other	(685)	6.7	(708)	(1.1)

Income tax expense	$5,758	(55.8%)	$4,706	6.9%

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The weighted average expected tax provision was $8.5 million and $8.6 million for the nine months ended September 30, 2011 and 2010, respectively. Although the Company incurred a pre-tax loss in 2011, our U.S. Insurance Operations segment recognized $23.2 million of income. U.S. Insurance Operations income includes $16.6 million of realized gains and $11.5 million related to a litigation settlement with AON. The income generated in the U.S. is the primary driver of the weighted average expected income tax expense of $8.5 million. The effective rate differed from the weighted average expected tax provision in 2011 and 2010 primarily due to the impact of tax-exempt interest and dividends.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2008.

The alternative minimum tax credit carryforward was $5.6 million as of September 30, 2011 and $6.5 million as of December 31, 2010, respectively.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.3 million as of September 30, 2011 and $0.7 million as of December 31, 2010. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2011, the Company has recorded $0.03 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

9.	Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverage with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2011, the related adjustments could have a material impact on the Company’s future results of operations.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	$0,000	$0,000	$0,000	$0,000
	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance at beginning of period	$975,192	$1,168,759	$1,052,743	$1,257,744
Less: Ceded reinsurance receivables	320,127	466,955	407,197	514,467

Net balance at beginning of period	655,065	701,804	645,546	743,277

Incurred losses and loss adjustment expenses related to:
Current year	83,665	44,852	214,403	137,972
Prior years	2,569	(15,063)	(8,074)	(33,719)

Total incurred losses and loss adjustment expenses	86,234	29,789	206,329	104,253

Paid losses and loss adjustment expenses related to:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	$0,000	$0,000	$0,000	$0,000
Current year	26,124	14,664	53,145	29,877
Prior years	38,367	41,650	121,922	142,366

Total paid losses and loss adjustment expenses	64,491	56,314	175,067	172,243

Net balance at end of period	676,808	675,287	676,808	675,287
Plus: Ceded reinsurance receivables	294,414	445,175	294,414	445,175

Balance at end of period	$971,222	$1,120,462	$971,222	$1,120,462

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2011, the Company increased its prior accident year loss reserves by $2.6 million, which consisted mainly of a $3.3 million increase in auto liability lines, a $0.5 million increase in professional liability lines, and a $0.3 million increase in all other lines, offset partially by a $1.1 million reduction in general liability lines and a $0.5 million reduction in property lines:

•

Auto liability: The $3.3 million increase primarily related to increases in our Reinsurance Operations. This consisted of a $3.8 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a $1.2 million decrease in accident year 2009. Our Insurance Operations also saw an increase of $0.7 million in accident years 2009 and 2010 due to recent unfavorable development on a few large claims.

•

Professional liability: The $0.5 million increase consisted of increases of $2.5 million primarily related to accident years 2009 and 2010 primarily due to unfavorable development in certain product classes. We are addressing profitability concerns by exiting certain classes of business which have proven to be unprofitable. This was offset by a decrease of $2.0 million related to all other prior accident years.

•

General liability: The $1.1 million reduction primarily consisted of reductions of $2.1 million related to our Insurance Operations. This amount included an $8.2 million reduction in accident years 2008 and prior due to continued favorable emergence. Incurred losses in these years have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $0.9 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.9 million in accident years 2009 and 2010 related to loss emergence in one of our classes of business as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. We are addressing profitability concerns by exiting certain classes of business that have proven to be unprofitable. At our Reinsurance Operations we increased our general liability reserves by $1.1 million, which primarily related to accident years 2009 and 2010. These changes related to higher than expected loss emergence.

•	Property: The $0.5 million reduction primarily related to accident year 2010 and is primarily related to favorable loss emergence on a worldwide catastrophe treaty in our Reinsurance Operations.

In the third quarter of 2010, the Company reduced its prior accident year loss reserves by $15.1 million, which consisted of a $14.2 million reduction in general liability lines, a $1.6 million reduction in property lines, and a $1.3 million reduction in umbrella lines, offset by a $1.7 million increase in commercial auto lines and a $0.1 million increase in professional liability lines:

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

In the nine months ended September 30, 2011, the Company reduced its prior accident year loss reserves by $8.1 million, which consisted mainly of a $15.9 million reduction in general liability lines, a $1.1 million reduction in umbrella lines, and a $1.0 million reduction in property lines, offset by a $4.7 million increase in auto liability lines, a $4.4 million increase in professional liability lines and a $0.9 million increase in workers’ compensation lines:

•

General liability: The $15.9 million reduction primarily consisted of reductions of $21.3 million related to our Insurance Operations. This amount included a $31.0 million reduction in accident years 2008 and prior due to continued favorable emergence. Incurred losses have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $3.1 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $12.8 million in accident years 2009 and 2010 primarily driven by loss emergence in one of our classes of business as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. We are addressing profitability concerns by exiting certain classes of business that have proven to be unprofitable. At our Reinsurance Operations we increased our general liability reserves by $5.5 million in accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Umbrella: The $1.1 million reduction primarily related to accident years 2010 and prior in our Insurance Operations primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Property: The $1.0 million reduction primarily related to a $1.8 million decrease in our Insurance Operations primarily related to accident years 2009 and 2010 related to anticipated subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims. This was offset by a $0.7 million increase related to accident year 2010 in our Reinsurance Operations due to loss emergence on a worldwide catastrophe treaty.

•

Auto liability: The $4.7 million increase primarily consisted of an increase of $1.2 million in our Insurance Operations related to accident years 2009 and 2010 due to higher than expected severity. There was also a $3.5 million increase in our Reinsurance Operations primarily related to a $4.0 million increase to accident year 2010 resulting from greater severity on non-standard auto treaties which were not renewed in 2011. This was offset by a decrease of $0.5 million in accident year 2009.

•

Professional liability: The $4.4 million increase was primarily related to our Insurance Operations and primarily consisted of increases of $15.1 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $10.8 million related to all other accident years. In 2011, we exited certain classes of business where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds.

•	Workers’ compensation: The $0.9 million increase primarily related to accident years 2009 and 2010 in

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

our Reinsurance Operations and is the result of expected losses recorded on adjustment premiums recorded in 2011.

In the nine months ended September 30, 2010, the Company reduced its prior accident year loss reserves by $33.7 million, which consisted of a $26.9 million reduction in general liability lines, a $3.7 million reduction in umbrella lines, a $2.9 million reduction in professional liability lines, and a $1.9 million reduction in property lines, offset by a $1.5 million increase in commercial auto lines:

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

10.	Related Party Transactions

Fox Paine & Company

As of September 30, 2011, Fox Paine & Company beneficially owned shares having approximately 89.5% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company hold an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of our Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

The Company incurred management fees of $0.3 million in each of the quarters ended September 30, 2011 and 2010 and $1.1 million in each of the nine months ended September 30, 2011 and 2010 as part of the annual management fee that is paid to Fox Paine & Company.

At September 30, 2011 and December 31, 2010, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $7.2 million and $4.3 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the Company had an unfunded capital commitment of $2.5 million to the partnership. Distributions of $0.15 million and $0.07 million were received from the limited partnership during the nine months ended September 30, 2011 and 2010, respectively. There were no

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

distributions received from the limited partnership during the quarters ended September 30, 2011 and 2010.

On July 2, 2010, United America Indemnity, Ltd. entered into an agreement to indemnify the affected indirect owners of the affiliates of Fox Paine & Company that were shareholders of United America Indemnity, Ltd. immediately prior to the effective date of our re-domestication to Ireland (See Note 3 for details). The agreement indemnifies them for any tax cost (including interest on tax and penalties, if any) of any triggering event and such affected indirect owners will pay us an amount equal to any tax benefits, if any, realized by them as a result of a triggering event for which they were indemnified, provided that the indirect owners will not be required to pay any amount of tax benefits in excess of the tax costs for which we have indemnified them. A sale or other disposition by these indirect owners of our ordinary shares will not constitute a triggering event for this purpose. In addition, the indemnification agreement provides that, under certain circumstances, in the event the conversion of Global Indemnity plc’s Class B ordinary shares to Class A ordinary shares or a sale or other disposition of Global Indemnity plc’s Class B ordinary shares is subject to Irish stamp duty, we will indemnify such affiliates of Fox Paine & Company and their transferees against such Irish stamp duty.

Cozen O’Connor

During the quarter and nine months ended September 30, 2010, the Company incurred $0.1 million and $0.2 million, respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until his retirement effective December 31, 2010.

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

Frank Crystal & Company

During each of the quarter and nine months ended September 30, 2011 and 2010, the Company paid $0.1 million and $0.2 million, respectively, in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, became a member of the Company’s Board of Directors effective July 6, 2010.

11.	Commitments and Contingencies

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

12.	Share-Based Compensation Plans

During the nine months ended September 30, 2011, the Company granted 65,481 Class A ordinary shares at a weighted average grant date value of $21.44 per share, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). Of those shares, 54,233 were subject to certain restrictions and 11,248 vested immediately. The Company did not grant any shares to employees during the quarter ended September 30, 2011.

During the quarter and nine months ended September 30, 2011, the Company granted an aggregate of 12,864 and 39,675 fully vested Class A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $22.31 and $21.52 per share, respectively, to non-employee directors of the Company under the Plan.

During the quarter and nine months ended September 30, 2011, the Company granted 300,000 Time-Based Options under the Plan. The Time-Based Options vest in 33% increments over a three-year period and expire ten years after the grant date.

13.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. All share counts and corresponding per share market prices for 2010 have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 3 above for more information regarding the re-domestication.

The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands, except per share data)	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$(34,247)	$19,762	$(16,021)	$63,175

Basic earnings per share:
Weighted average shares outstanding - basic	30,338,010	30,273,757	30,320,538	30,222,074

Net income (loss) per share	$(1.13)	$0.65	$(0.53)	$2.09

Diluted earnings per share:
Weighted average shares outstanding - diluted	30,352,850	30,308,489	30,341,713	30,245,890

Net income (loss) per share	$(1.13)	$0.65	$(0.53)	$2.09

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average shares for basic earnings per share	30,338,010	30,273,757	30,320,538	30,222,074
Non-vested restricted stock	14,824	34,732	12,399	23,816
Options	16	—	8,776	—

Weighted average shares for diluted earnings per share	30,352,850	30,308,489	30,341,713	30,245,890

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended September 30, 2011 and 2010 do not include 465,775 and 341,809 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the nine months ended September 30, 2011 and 2010 do not include 450,232 and 352,309 shares, respectively, which were deemed to be anti-dilutive.

14.	Segment Information

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2011 and 2010.

Quarter Ended September 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$55,260		$17,832		$73,092

Net premiums written	$47,102		$17,832		$64,934

Net premiums earned	$54,063		$23,027		$77,090
Other income	167		—		167

Total revenues	54,230		23,027		77,257
Losses and Expenses:
Net losses and loss adjustment expenses	58,174		28,060		86,234
Acquisition costs and other underwriting expenses	24,998	(3)	9,599		34,597

Loss from segments	$(28,942)		$(14,632)		(43.574)

Unallocated Items:
Net investment income					12,880
Net realized investment gains					1,288
Corporate and other operating expenses					(2,862)
Interest expense					(1,525)

Loss before income taxes					(33,793)
Income tax expense					454

Net loss					$(34,247)

Total assets	$1,474,174		$658,715	(4)	$2,132,889

(1)	Includes business ceded to Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $281 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended September 30, 2010: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$66,213		$20,022		$86,235

Net premiums written	$53,185		$20,021		$73,206

Net premiums earned	$47,932		$22,157		$70,089
Other income	173		—		173

Total revenues	48,105		22,157		70,262
Losses and Expenses:
Net losses and loss adjustment expenses	13,584		16,205		29,789
Acquisition costs and other underwriting expenses	22,556	(3)	5,985		28,541

Income (loss) from segments	$11,965		$(33)		11,932

Unallocated Items:
Net investment income					14,089
Net realized investment gains					1,818
Corporate and other operating expenses					(5,106)
Interest expense					(1,825)

Income before income taxes					20,908
Income tax expense					1,146

Net income					$19,762

Total assets	$1,698,557		$654,472	(4)	$2,353,029

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $251 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$182,102		$73,618		$255,720

Net premiums written	$161,333		$73,116		$234,449

Net premiums earned	$165,354		$65,760		$231,114
Other income	11,999		—		11,999

Total revenues	177,353		65,760		243,113
Losses and Expenses:
Net losses and loss adjustment expenses	135,217		71,112		206,329
Acquisition costs and other underwriting expenses	73,581	(3)	21,065		94,646

Loss from segments	$(31,445)		$(26,417)		(57,862)

Unallocated Items:
Net investment income					41,224
Net realized investment gains					21,671
Corporate and other operating expenses					(10,329)
Interest expense					(5,020)

Loss before income taxes					(10,316)
Income tax expense					5,758

Loss before equity in net income of partnership					(16,074)
Equity in net income of partnership, net of tax					53

Net loss					$(16,021)

Total assets	$1,474,174		$658,715	(4)	$2,132,889

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $858 relating to cessions from Insurance Operations to Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2010: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$181,815		$89,323		$271,138

Net premiums written	$145,674		$88,536		$234,210

Net premiums earned	$146,412		$69,167		$215,579
Other income	515		—		515

Total revenues	146,927		69,167		216,094
Losses and Expenses:
Net losses and loss adjustment expenses	59,582		44,671		104,253
Acquisition costs and other underwriting expenses	67,666	(3)	20,031		87,697

Income from segments	$19,679		$4,465		24,144

Unallocated Items:
Net investment income					42,609
Net realized investment gains					21,619
Corporate and other operating expenses					(15,065)
Interest expense					(5,397)

Income before income taxes					67,910
Income tax expense					4,706

Income before equity in net loss of partnership					63,204
Equity in net loss of partnership, net of tax					(29)

Net income					$63,175

Total assets	$1,698,557		$654,472	(4)	$2,353,029

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $766 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

15.	Supplemental Cash Flow Information

The Company paid the following amounts in cash for net U.S. federal income taxes and interest during the quarters and nine months ended September 30, 2011 and 2010:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Net U.S. federal income taxes paid	$62	$1,650	$4,160	$3,704
Interest paid	3,136	3,182	6,579	6,625

16.	New Accounting Pronouncements

In September, 2011, the FASB issued new accounting guidance surrounding an entity’s goodwill impairment testing. The new guidance allows for an entity to elect to assess qualitative factors when evaluating for goodwill impairment. If qualitative factors indicate that there may be impairment, prior guidance using quantitative factors should still be applied. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This guidance will not have a material impact on our consolidated statements of financial position or results of operations.

In October, 2010, the FASB issued new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. The guidance defines criteria for the capitalization of acquisition costs in a more specific manner than defined in previous guidance. The guidance is effective for calendar years beginning after December 15, 2011. We intend to adopt this guidance prospectively on January 1, 2012. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. The adoption of this guidance is not expected to have a material impact on our financial condition.

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

Recent Developments

On September 15, 2011, we announced the appointment of Cynthia Valko as Chief Executive Officer and a member of the Company’s Board of Directors, both effective September 19, 2011. Ms. Valko succeeds Larry Frakes, who had informed the Board of Directors of his intention to retire at the expiration of his contract as of December 31, 2011.

On September 15, 2011, the Board of Directors, having completed its previously announced evaluation of the Company’s strategic alternatives, determined that the Company will continue as an independent provider of primary and reinsurance specialty insurance products and services.

On September 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A ordinary shares. Stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The timing and amount of any repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. We may decide to buy or not buy any of our ordinary shares or discontinue our share repurchase program at any time, any of which may impact our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, market conditions, increases in the market price of our ordinary shares, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock. There have been no share repurchases under this program to date.

Overview

Our Insurance Operations distribute property and casualty insurance products through a group of approximately 97 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

Our Reinsurance Operations are comprised of the operations of Wind River Reinsurance; a Bermuda based treaty reinsurer of excess and surplus lines and specialty property and casualty insurance.

We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of

GLOBAL INDEMNITY PLC

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

In addition to our internal reserve analysis, independent external actuaries perform a full, detailed review of our Insurance Operations’ reserves during the second and fourth quarters. Our independent external actuaries performed an additional higher level review as of September 30, 2011. Our independent external actuaries also perform a full, detailed review of our Reinsurance Operations’ reserves on a quarterly basis. We do not rely upon the review of the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

Loss reserve estimates for our Reinsurance Operations are developed internally and by independent, external actuaries. Similar to our Insurance Operations, the data provided by our external actuaries is used to corroborate the analysis performed by the in-house actuarial staff. Consistent with industry practices the estimates developed by our Reinsurance Operations do rely in part, or in whole, on the accuracy, timeliness and completeness of information reported to us by our cedant partners. The data for this analysis is organized by treaty and treaty year. As with our reserves for our Insurance Operations, reserves for our Reinsurance Operations are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. Medium to long-tail

GLOBAL INDEMNITY PLC

exposures include workers compensation, professional liability, auto liability, marine liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts and marine hull. Every treaty is reviewed each quarter, both gross and net of reinsurance.

The methods that we use to project ultimate losses for long-tail through short-tail exposures include, but are not limited to, the following:

•	Paid Development method;

•	Incurred Development method;

•	Expected Loss Ratio method;

•	Bornhuetter-Ferguson method using premiums and paid loss;

•	Bornhuetter-Ferguson method using premiums and incurred loss;

•	Average Loss method; and

•	Claim department estimates (particularly with respect to major catastrophe events).

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

The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid development patterns. However, selection of the incurred loss pattern requires analysis of all of the factors listed in the description of the Paid Development method. Additionally, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

Management’s best estimate at September 30, 2011 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $971.2 million and $676.8 million, respectively, as of September 30, 2011. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2011 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$317,295	$539,525	$856,820
Reinsurance Operations	38,723	75,679	114,402

Total	$356,018	$615,204	$971,222

	Net Reserves (2)
	Case	IBNR (1)	Total

Insurance Operations	$204,551	$358,822	$563,373
Reinsurance Operations	38,602	74,833	113,435

Total	$243,153	$433,655	$676,808

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

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

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year net loss estimate of $214.4 million for claims occurring during the nine months ended September 30, 2011:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(31,088)	$(20,904)	$(10,720)	$(536)	$9,648
	-3%	(27,229)	(16,831)	(6,432)	3,966	14,365
	-2%	(25,300)	(14,794)	(4,288)	6,218	16,723
	-1%	(23,370)	(12,757)	(2,144)	8,469	19,082
	0%	(21,440)	(10,720)	—	10,720	21,440
	1%	(19,511)	(8,683)	2,144	12,971	23,799
	2%	(17,581)	(6,646)	4,288	15,223	26,157
	3%	(15,651)	(4,610)	6,432	17,474	28,516
	5%	(11,792)	(536)	10,720	21,976	33,232

Our net reserves for losses and loss expenses of $676.8 million as of September 30, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency shall be recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

During the quarter and nine months ended September 30, 2011, the Company incurred a pre-tax premium deficiency charge of $10.5 million, or $0.35 per diluted share, and $11.0 million, or $0.36 per diluted share, respectively. There were no premium deficiency charges incurred during the quarter or nine months ended September 30, 2010.

The charge of $10.5 million incurred during the quarter ended September 30, 2011 consisted of $7.6 million charged to our U.S. Insurance Operations and $2.9 million charged to our Reinsurance Operations. The $7.6 million charge to our U.S. Insurance Operations consisted of $3.7 million recorded to acquisition costs and other underwriting expenses and $3.9 million recorded to loss and loss adjustment expenses. The $2.9 million charge to our Reinsurance Operations was recorded to acquisition costs and other underwriting expenses.

The charge of $11.0 million incurred during the nine months ended September 30, 2011 consisted of $7.6 million charged to our U.S. Insurance Operations and $3.3 million charged to our Reinsurance Operations. The $7.6 million charge to our U.S. Insurance Operations consisted of $3.7 million recorded to acquisition costs and other underwriting expenses and $3.9 million recorded to loss and loss adjustment expenses. The $3.3 million charge to our Reinsurance Operations was recorded to acquisition costs and other underwriting expenses.

As a result of these charges, the Company reduced deferred acquisition costs during the quarter and nine months ended September 30, 2011 by $6.6 million and $7.0 million, respectively. Additionally, the Company accrued a premium deficiency reserve of $3.9 million included in loss and loss adjustment expense reserves during the quarter and nine months ended September 30, 2011.

Recoverability of Reinsurance Receivables

We regularly review the collectability of our reinsurance receivables and include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available

GLOBAL INDEMNITY PLC

collateral, and payment history with reinsurers are several of the factors that we consider when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At September 30, 2011, our reinsurance receivables were $304.0 million, net of an allowance for uncollectible reinsurance receivables of $9.7 million. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectability of our reinsurance receivables.

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

For an analysis of our securities with gross unrealized losses as of September 30, 2011 and December 31, 2010, and for other than temporary impairment losses that we recorded for the quarters and nine months ended September 30, 2011 and 2010, please see Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

GLOBAL INDEMNITY PLC

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2011 or December 31, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

Historically, except for the second and third quarters of 2011, on an interim basis, we book our tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) and limited partnership distributions by forecasted pre-tax income not including net realized investment gains (losses) and limited partnership distributions. Changes in pre-tax and taxable income in the jurisdictions where we do business can change the effective tax rate. In 2010, to compute our income tax expense on an interim basis, we applied our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and limited partnership distributions and then added actual tax on net realized investment gains (losses) and limited partnership distributions to that result. During the quarter and nine months ended September 30, 2011, our tax provision was recorded using our current year-to-date income tax provision in lieu of using the full year’s effective tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios.

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

For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2010 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Insurance Operations premiums written:
Gross premiums written	$55,260	$66,213	$182,102	$181,815
Ceded premiums written	8,158	13,028	20,769	36,141

Net premiums written	$47,102	$53,185	$161,333	$145,674

Reinsurance Operations premiums written:
Gross premiums written	$17,832	$20,022	$73,618	$89,323
Ceded premiums written	—	1	502	787

Net premiums written	$17,832	$20,021	$73,116	$88,536

Revenues: (1)
Insurance Operations (2)	$54,230	$48,105	$177,353	$146,927
Reinsurance Operations	23,027	22,157	65,760	69,167

Total revenues	$77,257	$70,262	$243,113	$216,094

Expenses: (3)
Insurance Operations (4)	$83,172	$36,140	$208,798	$127,248
Reinsurance Operations	37,659	22,190	92,177	64,702

Total expenses	$120,831	$58,330	$300,975	$191,950

Income (loss) from segments:
Insurance Operations	$(28,942)	$11,965	$(31,445)	$19,679
Reinsurance Operations	(14,632)	(33)	(26,417)	4,465

Total income (loss) from segments	$(43,574)	$11,932	$(57,862)	$24,144

Insurance combined ratio analysis: (5)
Insurance Operations
Loss ratio	107.6	28.4	81.7	40.7
Expense ratio	46.2	47.1	44.5	46.2

Combined ratio	153.8	75.5	126.2	86.9

Reinsurance Operations
Loss ratio	121.8	73.1	108.2	64.6
Expense ratio	41.7	27.0	32.0	29.0

Combined ratio	163.5	100.1	140.2	93.6

Consolidated
Loss ratio	111.8	42.5	89.3	48.4
Expense ratio	44.9	40.7	41.0	40.7

Combined ratio	156.7	83.2	130.3	89.1

(1)	Excludes net investment income and net realized investment gains, which are not allocated to our segments.
(2)	Includes fee income of $167 and $173 for the quarters ended September 30, 2011 and 2010, respectively, and fee and other income of $11,999 and $515 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.
(4)	Includes excise tax of $281 and $251 for the quarters ended September 30, 2011 and 2010, respectively, and excise tax of $858 and $766 for the nine months ended September 30, 2011 and 2010, respectively, related to cessions from our Insurance Operations to our Reinsurance Operations.
(5)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended September 30, 2011 Compared with the Quarter Ended September 30, 2010

Insurance Operations

The components of income from our Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		Increase / (Decrease)
	2011	2010	$	%

Gross premiums written	$55,260	$66,213	$(10,953)	(16.5%)

Net premiums written	$47,102	$53,185	$(6,083)	(11.4%)

Net premiums earned	$54,063	$47,932	$6,131	12.8%
Other income	167	173	(6)	(3.5%)

Total revenues	$54,230	$48,105	$6,125	12.7%

Losses and expenses:
Net losses and loss adjustment expenses	58,174	13,584	44,590	328.3%
Acquisition costs and other underwriting expenses (1)	24,998	22,556	2,442	10.8%

Income (loss) from segment	$(28,942)	$11,965	$(40,907)	(341.9%)

Underwriting Ratios:
Loss ratio:
Current accident year	109.1	63.6	45.5
Prior accident year	(1.5)	(35.2)	33.7

Calendar year loss ratio	107.6	28.4	79.2
Expense ratio	46.2	47.1	(0.9)

Combined ratio	153.8	75.5	78.3

(1)	Includes excise tax of $281 and $251 related to cessions from our Insurance Operations to our Reinsurance Operations for the quarters ended September 30, 2011 and 2010, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $55.3 million for the quarter ended September 30, 2011, compared with $66.2 million for the quarter ended September 30, 2010, a decrease of $11.0 million or 16.5%. The decrease is primarily related to terminated programs as well as termination of certain general liability products, partially offset by increases in property lines.

Net premiums written, which equal gross premiums written less ceded premiums written, were $47.1 million for the quarter ended September 30, 2011, compared with $53.2 million for the quarter ended September 30, 2010, a decrease of $6.1 million or 11.4%. The decrease was primarily due to the decrease in gross premiums written above, offset partially by the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011.

The ratio of net premiums written to gross premiums written was 85.2% for the quarter ended September 30, 2011 and 80.3% for the quarter ended September 30, 2010, an increase of 4.9 points, which was primarily due to changes in our reinsurance structure on our property business noted above.

GLOBAL INDEMNITY PLC

Net premiums earned were $54.1 million for the quarter ended September 30, 2011, compared with $47.9 million for the quarter ended September 30, 2010, an increase of $6.1 million or 12.8%. Property net premiums earned for the quarters ended September 30, 2011 and 2010 were $24.5 million and $18.4 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2011 and 2010 were $29.6 million and $29.5 million, respectively.

Other Income

Other income was $0.2 million for both of the quarters ended September 30, 2011 and 2010, respectively. Other income is comprised of commission and fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 107.6% for the quarter ended September 30, 2011 compared with 28.4% for the quarter ended September 30, 2010. The current accident year loss ratio increased 45.5 points from 63.6% for the quarter ended September 30, 2010 to 109.1% for the quarter ended September 30, 2011. The impact of changes to prior accident years was 1.5 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended September 30, 2011, compared to a reduction of $16.9 million in the quarter ended September 30, 2010, which resulted in a 35.2 point reduction in net losses and loss adjustment expenses for prior accident years. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2011 increased 45.5 points from the quarter ended September 30, 2010:

•

The current accident year property loss ratio increased 36.0 points from 56.4% in the quarter ended September 30, 2010 to 92.4% in the quarter ended September 30, 2011. Property net premiums earned for the quarters ended September 30, 2011 and 2010 were $24.5 million and $18.4 million, respectively.

•

The non-catastrophe loss ratio increased 13.4 points from 53.6% in the quarter ended September 30, 2010 to 67.0% in the quarter ended September 30, 2011. The increase is primarily due to increased severity from fire losses and storms. Non-catastrophe losses were $16.4 million and $9.9 million for the quarters ended September 30, 2011 and 2010, respectively.

•

The catastrophe loss ratio increased 22.5 points from 2.9% in the quarter ended September 30, 2010 to 25.4% in the quarter ended September 30, 2011. The increase in the catastrophe loss ratio is primarily due to severe losses as a result of Hurricane Irene and Tropical Storm Lee. Catastrophe losses were $6.2 million and $0.5 million for the quarters ended September 30, 2011 and 2010, respectively.

•

The current accident year casualty loss ratio increased 54.9 points from 68.0% in the quarter ended September 30, 2010 to 122.9% in the quarter ended September 30, 2011 primarily due to loss emergence and a premium deficiency charge of $3.9 million in our general liability line. We increased the current accident year expected loss ratio for a class of business within our general liability line to 172.4% during the third quarter, which had a 23.3 point impact on the casualty lines loss ratio during the quarter. On a pro forma basis excluding the impact of the premium deficiency charge and the general liability line increase noted above, the current year casualty loss ratio increased 14.9 points from 68.7% in the quarter ended September 30, 2010 to 83.6% during the quarter ended September 30, 2011. We are addressing profitability concerns by exiting certain classes of business within the general liability line. Casualty net premiums earned for the quarters ended September 30, 2011 and 2010 were $29.6 million and $29.5 million, respectively.

The impact of changes to prior accident years is 1.5 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended September 30, 2011. This was compared to a reduction of $16.9 million in the quarter ended September 30, 2010, which resulted in a 35.2 point reduction in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2011, the Company reduced its prior accident year loss reserves by $0.8 million, which consisted of a $2.1 million reduction in general liability lines offset by a $0.7 million increase in auto liability lines, a $0.4 million increase in professional liability lines and a $0.2 million increase in all other lines:

GLOBAL INDEMNITY PLC

•

General liability: The $2.1 million reduction primarily consisted of reductions of $8.2 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $0.9 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.9 million in accident years 2009 and 2010 related to loss emergence in a specific class of business as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. We are addressing profitability concerns by exiting certain unprofitable classes of business within this line.

•	Auto liability: The $0.7 million increase primarily related to accident years 2009 and 2010 due to recent unfavorable development on a few large claims.

•

Professional liability: The $0.4 million increase consisted of increases of $2.5 million primarily related to accident years 2009 and 2010 primarily due to unfavorable development in certain product classes. We are addressing profitability concerns by exiting certain classes of business which have proven to be unprofitable. This was offset by a decrease of $2.1 million related to all other prior accident years.

In the third quarter of 2010, the Company reduced its prior accident year loss reserves by $16.9 million. The reduction of our prior accident year loss reserves primarily consisted of a $14.2 million reduction in our general liability lines, a $1.6 million reduction in our property lines, and a $1.3 million reduction in our umbrella lines:

•

General liability: The $14.2 million reduction primarily consisted of reductions of $16.3 million related to accident years 2004 through 2009 due to lower than anticipated severity. Incurred losses for these years have developed at a rate lower than our historical averages. This reduction was offset by a net increase of $2.1 million related to accident years 2003 and prior primarily due to increases in expected unallocated loss adjustment expense, as well as higher than expected claim frequency and severity.

•

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

Net losses and loss adjustment expenses were $58.2 million for the quarter ended September 30, 2011, compared with $13.6 million for the quarter ended September 30, 2010, an increase of $44.6 million or 328.3%. Excluding the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011 and the $16.9 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010, the current accident year net losses and loss adjustment expenses were $59.0 million and $30.5 million for the quarters ended September 30, 2011 and 2010, respectively. The increase is primarily attributable to a $3.9 million premium deficiency charge and the impact of an increase in current accident year loss reserves related to a class of business within our general liability lines, recorded on a year-to-date basis during the quarter ended September 30, 2011, as well as the increase in current accident year severity as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $25.0 million for the quarter ended September 30, 2011, compared with $22.6 million for the quarter ended September 30, 2010, an increase of $2.4 million or 10.8%. The increase is primarily due to a $5.8 million increase in acquisition costs, partially offset by a $3.4 million decrease in other

GLOBAL INDEMNITY PLC

underwriting expenses:

•

The $5.8 million increase in acquisition costs is primarily due to a premium deficiency charge of $3.7 million, an increase in commissions resulting mainly from an increase in net earned premiums, and a decrease in ceding commissions resulting from an increase in retained business, offset partially by a net decrease in contingent commissions related to loss emergence.

•

The $3.4 million decrease in other underwriting expenses is primarily due to an overall decrease in employee compensation related to the Profit Enhancement Initiative as well as a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details related to the Profit Enhancement Initiative.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 46.2% for the quarter ended September 30, 2011, compared with 47.1% for the quarter ended September 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to decreases in employee compensation costs related to the Profit Enhancement Initiative, as well as a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, partially offset by a premium deficiency charge, an increase in our average commission rates due to changes in our mix of business, and a decrease in contingent commissions related to loss emergence. Excluding the impact of the premium deficiency charge, the expense ratio for our Insurance Operations was 39.3% for the quarter ended September 30, 2011.

The combined ratio for our Insurance Operations was 153.8% for the quarter ended September 30, 2011, compared with 75.5% for the quarter ended September 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011 and the $16.9 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010, the combined ratio increased from 110.7% for the quarter ended September 30, 2010 to 155.3% for the quarter ended September 30, 2011. Excluding the impact of the premium deficiency charge, the current accident year combined ratio was 141.2% for the quarter ended September 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss for our Insurance Operations of $28.9 million for the quarter ended September 30, 2011, compared to income of $12.0 million for the quarter ended September 30, 2010.

Reinsurance Operations

The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	$(00,000.0)	$(00,000.0)	$(00,000.0)	$(00,000.0)
	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Gross premiums written	$17,832	$20,022	$(2,190)	(10.9%)

Net premiums written	$17,832	$20,021	$(2,189)	(10.9%)

Net premiums earned	$23,027	$22,157	$870	3.9%

Losses and expenses:
Net losses and loss adjustment expenses	28,060	16,205	11,855	73.2%
Acquisition costs and other underwriting expenses	9,599	5,985	3,614	60.4%

GLOBAL INDEMNITY PLC

	$(00,000.0)	$(00,000.0)	$(00,000.0)	$(00,000.0)

Loss from segment	$(14,632)	$(33)	$(14,599)	N/M

Underwriting Ratios:
Loss ratio:
Current accident year	107.2	64.9	42.3
Prior accident year	14.6	8.2	6.4

Calendar year loss ratio	121.8	73.1	48.7
Expense ratio	41.7	27.0	14.7

Combined ratio	163.5	100.1	63.4

N/M – Not meaningful.

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $17.8 million for the quarter ended September 30, 2011, compared with $20.0 million for the quarter ended September 30, 2010, a decrease of $2.2 million or 10.9%. The decrease was primarily due to the sale of a company that elected not to renew its treaty with Wind River post-acquisition and non-renewing treaties that did not meet our return hurdles, offset partially by several new treaties written in 2011.

Net premiums written, which equal gross premiums written less ceded premiums written, were $17.8 million for the quarter ended September 30, 2011, compared with $20.0 million for the quarter ended September 30, 2010, a decrease of $2.2 million or 10.9%. The decrease was primarily due to the decrease in gross premiums written noted above. The ratio of net premiums written to gross premiums written was 100.0% for both of the quarters ended September 30, 2011 and 2010.

Net premiums earned were $23.0 million for the quarter ended September 30, 2011, compared with $22.2 million for the quarter ended September 30, 2010, an increase of $0.9 million or 3.9%. Property net premiums earned for the quarters ended September 30, 2011 and 2010 were $9.8 million and $7.8 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2011 and 2010 were $13.2 million and $14.4 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 121.8% for the quarter ended September 30, 2011 compared with 73.1% for the quarter ended September 30, 2010. The current accident year loss ratio increased 42.3 points from 64.9% for the quarter ended September 30, 2010 to 107.2% for the quarter ended September 30, 2011. The impact of changes to prior accident years was 14.6 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $3.4 million in the quarter ended September 30, 2011, compared to an increase of $1.8 million in the quarter ended September 30, 2010, which resulted in a 8.2 point increase in net losses and loss adjustment expenses for prior accident years. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2011 increased 42.3 points from the quarter ended September 30, 2010.

•

The current accident year property loss ratio increased 70.9 points from 43.9% in the quarter ended September 30, 2010 to 114.8% in the quarter ended September 30, 2011. This increase was primarily due to losses on our worldwide catastrophe treaty in 2011 related to Hurricane Irene and Tropical Storm Lee. Current accident year property losses for the quarters ended September 30, 2011 and 2010 were $11.3 million and $3.4 million, respectively.

•

The current accident year casualty loss ratio increased 25.3 points from 76.3% in the quarter ended September 30, 2010 to 101.6% in the quarter ended September 30, 2011. This increase was primarily due to higher than expected reported losses on general liability treaties.

The impact of changes to prior accident years is 14.6 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $3.4 million in the quarter ended September 30, 2011. This was compared to an increase of $1.8 million in the quarter ended September 30, 2010, which resulted in an 8.2 point increase in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we may, as necessary for each treaty, consider many factors, including the frequency and severity of claims, loss trends, case

GLOBAL INDEMNITY PLC

reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2011, the Company increased its prior accident year loss reserves by $3.4 million, which consisted of a $2.6 million increase in auto liability lines and a $1.1 million increase in general liability lines, offset by a $0.4 million decrease in property lines:

•

Auto liability: The $2.6 million increase primarily related to a $3.8 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a $1.2 million decrease in accident year 2009.

•	General liability: The $1.1 million increase primarily related to accident years 2009 and 2010. This change related to higher than expected loss emergence.

•	Property: The $0.4 million decrease primarily related to accident year 2010 and is primarily related to favorable loss emergence on a worldwide catastrophe treaty.

In the third quarter of 2010, the Company increased its prior accident year loss reserves by $1.8 million. This increase is primarily related to our commercial auto liability lines and is due to higher than expected reported losses on two non-standard auto treaties.

Net losses and loss adjustment expenses were $28.1 million for the quarter ended September 30, 2011, compared with $16.2 million for the quarter ended September 30, 2010, an increase of $11.9 million or 73.2%. Excluding the $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011 and the $1.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010, the current accident year net losses and loss adjustment expenses increased from $14.4 million for the quarter ended September 30, 2010 to $24.7 million for the quarter ended September 30, 2011. This increase is primarily attributable to an increase in property catastrophe losses during the quarter and to a lesser extent higher than expected loss emergence on general liability treaties. Property net premiums earned for the quarters ended September 30, 2011 and 2010 were $9.8 million and $7.8 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2011 and 2010 were $13.2 million and $14.4 million, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $9.6 million for the quarter ended September 30, 2011, compared with $6.0 million for the quarter ended September 30, 2010, an increase of $3.6 million or 60.4%. The increase is due to a $3.6 million increase in acquisition costs, primarily due to a $2.9 million premium deficiency charge incurred during the quarter as well as a higher commission rate on new 2011 treaties.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 41.7% for the quarter ended September 30, 2011, compared with 27.0% for the quarter ended September 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to a premium deficiency charge and a higher commission rate on new 2011 treaties. Excluding the impact of the premium deficiency charge, the expense ratio for our Reinsurance Operations was 29.3% for the quarter ended September 30, 2011.

The combined ratio for our Reinsurance Operations was 163.5% for the quarter ended September 30, 2011, compared with 100.1% for the quarter ended September 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011 and a $1.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2010, the combined ratio increased from 91.9% for the quarter ended September 30, 2010 to 148.9% for the quarter ended September 30, 2011. Excluding the impact of the premium deficiency charge, the current accident year combined ratio was 136.5% for the quarter ended September 30, 2011. See discussion of loss ratio included in “Net Losses

GLOBAL INDEMNITY PLC

and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Loss from segment

The factors described above resulted in a loss from our Reinsurance Operations of $14.6 million for the quarter ended September 30, 2011 compared to a loss of $0.03 million for the quarter ended September 30, 2010.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Net investment income	$12,880	$14,089	$(1,209)	(8.6%)

Net realized investment gains	1,288	1,818	(530)	(29.2%)

Corporate and other operating expenses	(2,862)	(5,106)	(2,244)	(43.9%)

Interest expense	(1,525)	(1,825)	(300)	(16.4%)

Income tax expense	(454)	(1,146)	(692)	(60.4%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $12.9 million and $14.1 million for the quarters ended September 30, 2011 and 2010, respectively.

•

Gross investment income, excluding realized gains and losses, was $14.1 million for the quarter ended September 30, 2011, compared with $15.5 million for the quarter ended September 30, 2010, a decrease of $1.4 million or 9.4%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010.

•

Investment expenses were $1.2 million for the quarter ended September 30, 2011, compared with $1.4 million for the quarter ended September 30, 2010, a decrease of $0.2 million or 16.9%. The decrease is primarily due to trust fee reductions in the current period.

At September 30, 2011, the Company held mortgage-backed securities with a book value of $266.9 million. Excluding the mortgage-backed securities, the average duration of our fixed maturities portfolio was 2.5 years as of September 30, 2011, compared with 2.7 years as of December 31, 2010 and 2.8 years as of September 30, 2010. Including cash and short-term investments, the average duration of our investments, excluding mortgage-backed securities, was 2.3 years as of September 30, 2011 compared to 2.6 years as of September 30, 2010. At September 30, 2011, our embedded book yield on our fixed maturities, not including cash, was 3.4% compared with 3.8% at September 30, 2010. The embedded book yield on the $218.6 million of municipal bonds in our portfolio was 3.60% at September 30, 2011, compared to an embedded book yield of 3.66% on our municipal bond portfolio of $248.1 million at September 30, 2010.

Net Realized Investment Gains

Net realized investment gains were $1.3 million and $1.8 million for the quarters ended September 30, 2011 and 2010, respectively. The net realized investment gains for the quarters ended September 30, 2011 and 2010 consist entirely of net gains relative to our fixed maturities and equity portfolios.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended September 30, 2011 and 2010.

Corporate and Other Operating Expenses

GLOBAL INDEMNITY PLC

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.9 million for the quarter ended September 30, 2011, compared with $5.1 million for the quarter ended September 30, 2010, a decrease of $2.2 million or 43.9%. The decrease is primarily due to cost savings resulting from our previously disclosed Profit Enhancement Initiative, a decrease in outside legal fees due to the completion of our redomestication to Ireland, and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options during the quarter.

Interest Expense

Interest expense was $1.5 million and $1.8 million for the quarters ended September 30, 2011 and 2010, respectively. On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd and United America Indemnity, Ltd. The decrease in interest expense was primarily due to the payment of principal on the Guaranteed Senior Notes. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of our 2010 Annual Report on Form 10-K for details on our debt.

Income Tax (Expense) Benefit

Income tax expense was $0.5 million and $1.1 million for the quarters ended September 30, 2011 and 2010, respectively. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $34.2 million and net income of $19.8 million for the quarters ended September 30, 2011 and 2010, respectively, a decrease of $54.0 million or 273.3%.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Insurance Operations

The components of income from our Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2011	2010	$	%

Gross premiums written	$182,102	$181,815	$287	0.2%

Net premiums written	$161,333	$145,674	$15,659	10.7%

Net premiums earned	$165,354	$146,412	$18,942	12.9%
Other income	11,999	515	11,484	N/M

Total revenues	$177,353	$146,927	$30,426	20.7%

Losses and expenses:
Net losses and loss adjustment expenses	135,217	59,582	75,635	126.9%
Acquisition costs and other underwriting expenses (1)	73,581	67,666	5,915	8.7%

Income (loss) from segment	$(31,445)	$19,679	$(51,124)	(259.8%)

Underwriting Ratios:
Loss ratio:
Current accident year	93.0	64.4	28.6
Prior accident year	(11.3)	(23.7)	12.4

Calendar year loss ratio	81.7	40.7	41.0
Expense ratio	44.5	46.2	(1.7)

Combined ratio	126.2	86.9	39.3

GLOBAL INDEMNITY PLC

(1)	Includes excise tax of $858 and $766 related to cessions from our Insurance Operations to our Reinsurance Operations for the nine months ended September 30, 2011 and 2010, respectively.

N/M – Not meaningful.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $182.1 million for the nine months ended September 30, 2011, compared with $181.8 million for the nine months ended September 30, 2010, an increase of $0.3 million or 0.2%. The increase is primarily related to growth in certain products within the property and general liability lines. We are exiting certain unprofitable general liability programs.

Net premiums written, which equal gross premiums written less ceded premiums written, were $161.3 million for the nine months ended September 30, 2011, compared with $145.7 million for the nine months ended September 30, 2010, an increase of $15.7 million or 10.7%. The increase was primarily due to the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011.

The ratio of net premiums written to gross premiums written was 88.6% for the nine months ended September 30, 2011 and 80.1% for the nine months ended September 30, 2010, an increase of 8.5 points, which was primarily due to changes in our reinsurance structure on our property business noted above.

Net premiums earned were $165.4 million for the nine months ended September 30, 2011, compared with $146.4 million for the nine months ended September 30, 2010, an increase of $18.9 million or 12.9%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the nine months ended September 30, 2011 and 2010 were $73.5 million and $56.5 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2011 and 2010 were $91.8 million and $89.9 million, respectively.

Other Income

Other income was $12.0 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. Other income is comprised of commissions and fee income and in addition, for 2011, $11.5 million received from our settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 11 to the consolidated financial statements in Item 1 of Part I of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 81.7% for the nine months ended September 30, 2011 compared with 40.7% for the nine months ended September 30, 2010. The current accident year loss ratio increased 28.6 points from 64.4% for the nine months ended September 30, 2010 to 93.0% for the nine months ended September 30, 2011. The impact of changes to prior accident years was 11.3 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $18.6 million in the nine months ended September 30, 2011, compared to a reduction of $34.8 million in the nine months ended September 30, 2010, which resulted in a 23.7 point reduction in net losses and loss adjustment expenses for prior accident years. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the nine months ended September 30, 2011 increased 28.6 points from the nine months ended September 30, 2010:

•

The current accident year property loss ratio increased 25.6 points from 60.9% in the nine months ended September 30, 2010 to 86.5% in the nine months ended September 30, 2011. Property net premiums earned for the nine months ended September 30, 2011 and 2010 were $73.5 million and $56.5 million, respectively.

•	The non-catastrophe loss ratio increased 6.7 points from 55.1% in the nine months ended September 30, 2010 to 61.8% in the nine months ended September 30, 2011.

GLOBAL INDEMNITY PLC

The increase in the non-catastrophe loss ratio is primarily due to severity from fire losses and storms. Non-catastrophe losses were $45.5 million and $31.1 million for the nine months ended September 30, 2011 and 2010, respectively.

•

The catastrophe loss ratio increased 18.9 points from 5.8% in the nine months ended September 30, 2010 to 24.7% in the nine months ended September 30, 2011. The increase in the catastrophe loss ratio is primarily due to tornado and severe weather related losses in the Midwest, Alabama and North Carolina, as well as the impact of Hurricane Irene and Tropical Storm Lee. Catastrophe losses were $18.2 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively.

•

The current accident year casualty loss ratio increased 31.6 points from 66.7% in the nine months ended September 30, 2010 to 98.3% in the nine months ended September 30, 2011 primarily due to a professional lines loss in a class of business that we are exiting, loss emergence in our general liability line and a premium deficiency charge of $3.9 million. We increased the current accident year expected loss ratio for a class of business within our general liability line to 172.4% during the third quarter, which had a 13.7 point impact on the casualty lines loss ratio during the quarter. On a pro forma basis, excluding the impact of the premium deficiency charge and the general liability line increase noted above, the current year casualty loss ratio increased 12.5 points from 67.1% in the quarter ended September 30, 2010 to 79.6% during the quarter ended September 30, 2011. We are addressing profitability concerns by exiting certain classes of business within the general liability line. Casualty net premiums earned for the nine months ended September 30, 2011 and 2010 were $91.8 million and $89.9 million, respectively.

The impact of changes to prior accident years is 11.3 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $18.6 million in the nine months ended September 30, 2011. This was compared to a reduction of $34.8 million in the nine months ended September 30, 2010, which resulted in a 23.7 point reduction in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

For the first nine months of 2011, the Company reduced its prior accident year loss reserves by $18.6 million, which consisted of a $21.3 million reduction in general liability lines, a $1.8 million reduction in property lines, and a $1.1 million reduction in umbrella lines, offset by a $4.3 million increase in professional liability lines, a $1.2 million increase in auto liability lines and $0.1 million in net increases in all other lines:

•

General liability: The $21.3 million reduction primarily consisted of reductions of $31.0 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $3.1 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $12.8 million in accident years 2009 and 2010 primarily driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. We are addressing profitability concerns by exiting certain classes of business within this line.

•

Property: The $1.8 million reduction primarily related to accident years 2009 and 2010 related to anticipated subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: The $1.1 million reduction primarily related to accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional liability: The $4.3 million increase primarily consisted of increases of $15.1 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $10.8 million related to all other accident years. In 2011, we exited certain professional liability classes where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds.

•	Auto liability: The $1.2 million increase is primarily related to accident years 2009 and 2010 due to higher than expected severity.

GLOBAL INDEMNITY PLC

For the first nine months of 2010, the Company reduced its prior accident year loss reserves by $34.8 million. The reduction consisted of a $26.8 million reduction in our general liability lines, a $3.7 million reduction in our umbrella lines, a $3.0 million reduction in our professional liability lines, a $1.2 million reduction in our property lines, and a $0.3 million reduction in our commercial auto lines:

•

General liability: The $26.8 million reduction primarily consisted of net reductions of $30.1 million related to accident years 2002 through 2009 where incurred losses have developed at a rate lower than our historical averages. This reduction was partially offset by a net increase of $3.3 million related to accident years 2001 and prior where we experienced higher than expected claim frequency and severity.

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

•

Commercial auto: The $0.3 million reduction primarily consisted of net reductions of $0.6 million related to accident years 2008 and prior. Programs related to these accident years are in run-off, and loss severity has been lower than our prior projections. This reduction was offset by an increase of $0.3 million to accident year 2009 where losses were higher than anticipated.

Net losses and loss adjustment expenses were $135.2 million for the nine months ended September 30, 2011, compared with $59.6 million for the nine months ended September 30, 2010, an increase of $75.6 million or 126.9%. Excluding the $18.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011 and the $34.8 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010, the current accident year net losses and loss adjustment expenses were $153.9 million and $94.3 million for the nine months ended September 30, 2011 and 2010, respectively. This increase is primarily attributable to a $3.9 million premium deficiency charge and the impact of an increase in current accident year loss reserves related to our general liability lines, the increase in net premiums earned, and the increase in current accident year severity as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $73.6 million for the nine months ended September 30, 2011, compared with $67.7 million for the nine months ended September 30, 2010, an increase of $5.9 million or 8.7%. The increase is comprised of a $9.3 million increase in acquisition costs partially offset by a $3.4 million decrease in other underwriting expenses:

•

The $9.3 million increase in acquisition costs is primarily due to a premium deficiency charge of $3.7 million, an increase in commissions and premium taxes resulting mainly from an increase in net earned premiums and a decrease in ceding commissions resulting from an increase in retained business.

•

The $3.4 million decrease in other underwriting expenses is primarily due to an overall decrease in employee compensation related to the Profit Enhancement Initiative as well as a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 44.5% for the nine months ended September 30, 2011, compared with 46.2% for the nine months ended September 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to a decrease in contingent commissions recorded in the current period compared to the same period last year, a decrease in employee compensation costs related to the Profit Enhancement Initiative, and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, partially offset by a premium deficiency charge. Excluding the impact of the premium deficiency charge, the expense ratio for our Insurance Operations was 42.2% for the nine months ended September 30, 2011.

The combined ratio for our Insurance Operations was 126.2% for the nine months ended September 30, 2011, compared with 86.9% for the nine months ended September 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $18.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011 and the $34.8 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010, the combined ratio increased from 110.6% for the nine months ended September 30, 2010 to 137.5% for the nine months ended September 30, 2011. Excluding the impact of the premium deficiency charge, the current accident year combined ratio was 132.9% for the nine months ended September 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss for our Insurance Operations of $31.4 million for the nine months ended September 30, 2011, compared to income of $19.7 million for the nine months ended September 30, 2010.

Reinsurance Operations

The components of income from our Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Gross premiums written	$73,618	$89,323	$(15,705)	(17.6%)

Net premiums written	$73,116	$88,536	$(15,420)	(17.4%)

Net premiums earned	$65,760	$69,167	$(3,407)	(4.9%)

Losses and expenses:
Net losses and loss adjustment expenses	71,112	44,671	26,441	59.2%
Acquisition costs and other underwriting expenses	21,065	20,031	1,034	5.2%

Income (loss) from segment	$(26,417)	$4,465	$(30,882)	(691.6%)

Underwriting Ratios:
Loss ratio:
Current accident year	92.1	63.1	29.0
Prior accident year	16.1	1.5	14.6

Calendar year loss ratio	108.2	64.6	43.6
Expense ratio	32.0	29.0	3.0

Combined ratio	140.2	93.6	46.6

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $73.6 million for the nine months ended September 30, 2011, compared with $89.3 million for the nine months ended September 30, 2010, a decrease of $15.7 million or 17.6%. The decrease was primarily due to the sale of a company that elected not to renew its treaty with Wind River post-acquisition and non-renewing treaties that did not meet our return hurdles, offset partially by several new treaties written in 2011.

Net premiums written, which equal gross premiums written less ceded premiums written, were $73.1 million for the nine months ended September 30, 2011, compared with $88.5 million for the nine months ended September 30, 2010, a decrease of $15.4 million or 17.4%. The decrease was primarily due to the decrease of gross premiums written noted above. The ratio of net premiums written to gross premiums written was 99.3% for the nine months ended September 30, 2011 and 99.1% for the nine months ended September 30, 2010, an increase of 0.2 points.

Net premiums earned were $65.8 million for the nine months ended September 30, 2011, compared with $69.2 million for the nine months ended September 30, 2010, a decrease of $3.4 million or 4.9%. Property net premiums earned for the nine months ended September 30, 2011 and 2010 were $26.6 million and $26.0 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2011 and 2010 were $39.2 million and $43.2 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 108.2% for the nine months ended September 30, 2011 compared with 64.6% for the nine months ended September 30, 2010. The current accident year loss ratio increased 29.0 points from 63.1% for the nine months ended September 30, 2010 to 92.1% for the nine months ended September 30, 2011. The impact of changes to prior accident years was 16.1 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $10.6 million in the nine months ended September 30, 2011, compared to an increase of $1.0 million in the nine months ended September 30, 2010, which resulted in a 1.5 point increase in net losses and loss adjustment expenses for prior accident years. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the nine months ended September 30, 2011 increased 29.0 points from the nine months ended September 30, 2010.

•

The current accident year property loss ratio increased 57.3 points from 46.6% in the nine months ended September 30, 2010 to 103.9% in the nine months ended September 30, 2011. This increase was primarily due to catastrophe losses related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods, Alabama tornadoes, Hurricane Irene, Tropical Storm Lee, and other U.S. catastrophe events. Current accident year property losses for the nine months ended September 30, 2011 and 2010 were $27.6 million and $12.1 million, respectively.

•

The current accident year casualty loss ratio increased 11.1 points from 73.0% in the nine months ended September 30, 2010 to 84.1% in the nine months ended September 30, 2011. This increase was primarily due to higher than expected reported losses on general liability treaties.

The impact of changes to prior accident years is 16.1 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $10.6 million in the nine months ended September 30, 2011. This was compared to an increase of $1.0 million in the nine months ended September 30, 2010, which resulted in a 1.5 point increase in net losses and loss adjustment expenses for prior accident years. When analyzing loss reserves and prior year development, we may, as necessary for each treaty, consider many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

For the first nine months of 2011, the Company increased its prior accident year loss reserves by $10.6 million, which consisted of a $5.4 million increase in general liability lines, a $3.5 million increase in auto liability lines, a $0.8 million increase in property lines, and a $0.8 million increase in workers’ compensation lines:

•	General liability: The $5.4 million increase primarily related to accident years 2009 and 2010 due to

GLOBAL INDEMNITY PLC

loss emergence that was greater than expected.

•

Auto liability: The $3.5 million increase is primarily related to a $4.0 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a decrease of $0.5 million in accident year 2009.

•	Property: The $0.8 million increase primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•	Workers’ compensation: The $0.8 million increase primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

For the first nine months of 2010, the Company increased its prior accident year loss reserves by $1.0 million. This increase is primarily due to a $1.8 million increase in our commercial auto lines related to accident years 2008 and 2009 due to higher than expected reported losses on two non-standard auto treaties. This increase was partially offset by a net $0.7 million reduction in our property lines that was driven by lower than expected loss severity on a 2009 treaty partially offset by adverse loss development on a 2008 treaty.

Net losses and loss adjustment expenses were $71.1 million for the nine months ended September 30, 2011, compared with $44.7 million for the nine months ended September 30, 2010, an increase of $26.4 million or 59.2%. Excluding the $10.6 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011 and the $1.0 million increase in net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2010, the current accident year net losses and loss adjustment expenses increased from $43.6 million for the nine months ended September 30, 2010 to $60.5 million for the nine months ended September 30, 2011. This increase is primarily attributable to large catastrophe losses incurred during the first nine months of 2011 as discussed above. Property net premiums earned for the nine months ended September 30, 2011 and 2010 were $26.6 million and $26.0 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2011 and 2010 were $39.2 million and $43.2 million, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $21.1 million for the nine months ended September 30, 2011, compared with $20.0 million for the nine months ended September 30, 2010, an increase of $1.0 million or 5.2%. The increase is due to a $0.6 million increase in other underwriting expenses and a $0.4 million increase in acquisition costs:

•	The $0.6 million increase in other underwriting expenses is primarily due to an increase in compensation related to the hiring of new employees within this business unit.

•

The $0.4 million increase in acquisition costs is primarily due to a premium deficiency charge of $3.3 million, offset partially by a decrease in contingent commissions resulting from higher than expected current accident year losses discussed above.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 32.0% for the nine months ended September 30, 2011, compared with 29.0% for the nine months ended September 30, 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to an increase in compensation related to the hiring of new employees within this business unit and a premium deficiency charge, offset partially by a decrease in contingent commissions resulting from higher than expected current accident year losses. Excluding the impact of the premium deficiency charge, the expense ratio for our Reinsurance Operations was 26.9% for the nine months ended September 30, 2011.

The combined ratio for our Reinsurance Operations was 140.2% for the nine months ended September 30, 2011, compared with 93.6% for the nine months ended September 30, 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $10.6 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011 and a $1.0 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended

GLOBAL INDEMNITY PLC

September 30, 2010, the combined ratio increased from 92.1% for the nine months ended September 30, 2010 to 124.1% for the nine months ended September 30, 2011. Excluding the impact of the premium deficiency charge, the current accident year combined ratio was 119.0% for the nine months ended September 30, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in a loss from our Reinsurance Operations of $26.4 million for the nine months ended September 30, 2011 compared to income of $4.5 million for the nine months ended September 30, 2010.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%

Net investment income	$41,224	$42,609	$(1,385)	(3.3%)

Net realized investment gains	21,671	21,619	52	0.2%

Corporate and other operating expenses	(10,329)	(15,065)	(4,736)	(31.4%)

Interest expense	(5,020)	(5,397)	(377)	(7.0%)

Income tax expense	(5,758)	(4,706)	1,052	22.4%

Equity in net income (loss) of partnership, net of tax	53	(29)	82	N/M

N/M	- Not meaningful

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $41.2 million for the nine months ended September 30, 2011, compared with $42.6 million for the nine months ended September 30, 2010, a decrease of $1.4 million or 3.3%.

•

Gross investment income, excluding realized gains and losses, was $44.7 million for the nine months ended September 30, 2011, compared with $47.2 million for the nine months ended September 30, 2010, a decrease of $2.5 million or 5.2%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010.

•

Investment expenses were $3.5 million for the nine months ended September 30, 2011, compared with $4.6 million for the nine months ended September 30, 2010, a decrease of $1.1 million or 22.9%. The decrease is primarily due to trust fee reductions in the current period.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.

Net Realized Investment Gains

Net realized investment gains were $21.7 million and $21.6 million for the nine months ended September 30, 2011 and 2010, respectively. The net realized investment gains for the nine months ended September 30, 2011 and 2010 consist entirely of net gains relative to our fixed maturities and equity portfolios.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the nine months ended September 30, 2011 and 2010.

Corporate and Other Operating Expenses

GLOBAL INDEMNITY PLC

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $10.3 million for the nine months ended September 30, 2011, compared with $15.1 million for the nine months ended September 30, 2010, a decrease of $4.7 million or 31.4%. The decrease is primarily due to cost savings resulting from our previously disclosed Profit Enhancement Initiative and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, offset partially by an increase in outside legal fees.

Interest Expense

Interest expense was $5.0 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively. On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd and United America Indemnity, Ltd. The decrease in interest expense was primarily due to the payment of principal on the Guaranteed Senior Notes. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of our 2010 Annual Report on Form 10-K for details on our debt.

Income Tax Expense

Income tax expense was $5.8 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Equity in Net Income (Loss) of Partnerships

Equity in net income (loss) of partnerships, net of tax was income of $0.05 million and a loss of $0.03 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $0.08 million.

Net Income (Loss)

The factors described above resulted in a net loss of $16.0 million and net income of $63.2 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $79.2 million or 125.4%.

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

The principal source of cash that Global Indemnity, Global Indemnity Group, Inc. and AIS need to meet their short term and long term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from their direct and indirect subsidiaries and reimbursement for equity awards granted to employees. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity, Global Indemnity Group, Inc. and AIS is dependent on the ability of their subsidiaries to pay dividends. Currently, Global Indemnity, Global Indemnity Group, Inc. and AIS have no planned capital expenditures that could have a material impact on their short-term or long-term liquidity needs; however, the Company’s Board of Directors has authorized the repurchase of up to $100 million of the Company’s Class A ordinary shares. Stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The timing and amount of any repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. We may decide to buy or not buy any of our ordinary shares or discontinue our share repurchase program at any time, any of which may impact our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, market conditions, increases in the market price of our ordinary shares, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock. There have been no share repurchases under this program to date.

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The U.S. Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2011, the maximum amount of distributions that could be paid as dividends under applicable laws and regulations without regulatory approval is approximately $63.8 million. The limitation includes $7.0 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2010 ownership percentages. The U.S. Insurance Companies did not pay any dividends during the quarter or nine months ended September 30, 2011. During the quarter and nine months ended September 30, 2011, the U.S. Insurance Companies declared dividends of $63.7 million to be paid during the fourth quarter of 2011.

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

Net cash provided by (used for) operating activities was $1.4 million and ($15.9) million for the nine months ended September 30, 2011 and 2010, respectively. The increase in operating cash flows of approximately $17.3 million

GLOBAL INDEMNITY PLC

from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Change

Net premiums collected	$228,949	$223,012	$5,937
Net losses paid	(168,957)	(161,291)	(7,666)
Underwriting and corporate expenses	(95,022)	(112,304)	17,282
Net investment income	46,408	46,746	(338)
Net federal income taxes paid	(4,160)	(5,410)	1,250
Interest paid	(6,578)	(6,625)	47
Other	800	(20)	820

Net cash provided by (used for) operating activities	$1,440	$(15,892)	$17,332

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.

Liquidity

On September 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A ordinary shares. Stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The timing and amount of any repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. We may decide to buy or not buy any of our ordinary shares or discontinue our share repurchase program at any time, any of which may impact our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, market conditions, increases in the market price of our ordinary shares, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock. There have been no share repurchases under this program to date.

Other than the items noted above, there have been no significant changes to our liquidity during the quarter or nine months ended September 30, 2011. Please see Item 7 of Part II in our 2010 Annual Report on Form 10-K for information regarding our liquidity.

Capital Resources

On July 20, 2011, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. We are required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when we will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd and United America Indemnity, Ltd.

There have been no other significant changes to our capital resources during the quarter or nine months ended September 30, 2011. Please see Item 7 of Part II in our 2010 Annual Report on Form 10-K for information regarding our capital resources.

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

In the third quarter of 2011, the US Federal Reserve made two announcements with important implications for fixed income investors. The first, within a week of Standard & Poor’s decision to downgrade the credit rating of U.S. Treasury and agency debt on August 5, 2011, was that federal funds would be kept “exceptionally low” through at least mid-2013. The second was the central bank’s statement on September 21, 2011 that it planned to extend the average maturity of its Treasury holdings and resume purchasing agency mortgage-backed securities (“MBS”). As a result, the third quarter was a challenging period for credit investors. The dramatic widening of credit spreads erased not only the excess returns over duration-equivalent government bonds that had been generated in the year to date, but also all of the excess returns generated in 2010.

The investment grade fixed income portfolio continues to maintain high quality investments. The overall credit rating dropped from AA to AA- as a result of the downgrade of U.S. Treasury and agency debt. During the quarter, the effective duration of the portfolio decreased from 2.4 to 2.2 years, whereby reducing interest rate sensitivity. Portfolio purchases were focused on high quality government, corporate credit and shorter duration U.S. mortgage backed securities. These purchases were funded primarily through portfolio sales consisting of longer duration corporate credit and MBS.

During the quarter, the large cap value equity portfolio received an additional $25 million in funding from the sale of investment grade bonds. Other than this change, there were no significant changes to asset allocation for the total investment portfolio. The investment grade fixed income portfolio continues to be defensively positioned in the event that interest rates rise. Allocations to corporate floating rate loans and a small allocation to Asian Consumption oriented equity fund remain unchanged.

There have been no other significant changes to our market risk since December 31, 2010. Please see Item 7A of Part II in our 2010 Annual Report on Form 10-K for information regarding our market risk.

GLOBAL INDEMNITY PLC

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended September 30, 2011 there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s Class A ordinary shares. Stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The timing and amount of any repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. We may decide to buy or not buy any of our ordinary shares or discontinue our share repurchase program at any time, any of which may impact our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, market conditions, increases in the market price of our ordinary shares, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock. There have been no share repurchases under this program to date.

Our Share Incentive Plan allows employees to surrender our Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were -0- shares purchased from our employees during the quarter ended September 30, 2011. All Class A ordinary shares purchased from employees by us are held as treasury stock and recorded at cost.

The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased during the quarter ended September 30, 2011:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program

July 1-31, 2011	—	$—	—	$—
August 1-31, 2011	—	$—	—	$—
September 1-30, 2011	—	$—	—	$100,000,000

Total	—	$—	—	N/A

(1)	Based on settlement date.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

GLOBAL INDEMNITY PLC

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of September 30, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

November 9, 2011	By:	/s/ Thomas M. McGeehan
Date: November 9, 2011	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)