Form 10-K
period 2011-12-31
Global Indemnity plc
filed 2012-03-14
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $364,838,132. Class A ordinary shares held by each executive officer and director and by each person who is known by the registrant to beneficially own 5% or more of the registrant’s outstanding Class A ordinary shares have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2012, the registrant had outstanding 16,474,915 Class A Ordinary shares and 12,061,370 Class B Ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

As used in this annual report, unless the context requires otherwise:

1)	“Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;

2)	“we,” “us,” “our,” and the “Company” refer to Global Indemnity and its subsidiaries or, prior to July 2, 2010, to United America Indemnity;

3)	“ordinary shares” refers to Global Indemnity Class A and Class B ordinary shares, or, prior to July 2, 2010, to United America Indemnity Class A and Class B common shares;

4)	“United America Indemnity” refers to United America Indemnity, Ltd. (formerly Vigilant International, Ltd.), a Cayman Islands exempted company that, on July 2, 2010, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;

5)	our “U.S. Subsidiaries” refers to Global Indemnity Group, Global Indemnity Group Services, LLC, AIS, Penn-America Group, Inc., and our Insurance Operations;

6)	our “Insurance Operations” refer to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;

7)	our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

8)	our “Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Ltd., Global Indemnity (Cayman) Ltd., Global Indemnity (Luxembourg) Ltd., Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Ltd.;

9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;

10)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., and Wind River (Luxembourg) S.à.r.l.;

11)	“AIS” refers to American Insurance Service, Inc.;

12)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;

13)	our “International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;

14)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (formerly known as United America Indemnity Group, Inc.);

15)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

16)	“United National” refers to our product classification that includes property, general liability, and professional liability lines products distributed through program administrators with specific binding authority;

17)	“Diamond State” refers to our product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;

18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;

19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

21)	“$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	BUSINESS

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

General

Global Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network – binding authority, program, brokerage, and reinsurance. We manage the distribution of these products in two segments: (a) Insurance Operations and (b) Reinsurance Operations.

Business Segments

Our Insurance Operations

Our United States based Insurance Operations distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. Our insurance products target specific, defined groups of insureds with customized coverage to meet their needs. To manage our operations, we differentiate them by product classification. These product classifications are:

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

These product classifications comprise our Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. Our Insurance Operations provide property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. Our Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides us with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace. In 2011, gross premiums written were $229.1 million compared to $245.5 million for 2010.

We distribute our insurance products through a group of approximately 100 professional wholesale general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

Our Insurance Operations are rated “A” (Excellent) by A.M. Best, which assigns credit ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders, such as capital adequacy, loss reserve adequacy, and overall operating performance, and are not directed to the protection of investors.

Our Reinsurance Operations

Our Reinsurance Operations segment provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers and consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance is a Bermuda based treaty reinsurer of excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. Wind River also participates as a retrocessionaire on business assumed by other reinsurers. Wind River Reinsurance also provides quota share and stop-loss reinsurance to our Insurance Operations. In 2011, gross premiums written from third parties were $78.8 million compared to $100.3 million for 2010. Wind River Reinsurance is listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Although Wind River Reinsurance does not currently offer direct third party excess and surplus lines insurance products, it is eligible to write on a surplus lines basis in 31 U.S. States and the District of Columbia.

Wind River Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting our risk tolerance and return thresholds. Given the current pricing environment, Wind River Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as a niche reinsurance solution provider. We believe the current market dictates that growth will be very measured.

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

Currently we believe we are in a period of excess underwriting capacity, and we continued to see rate decreases throughout 2011. Insurers’ and reinsurers’ 2011 growth, if any, became very selective as new and renewal business pricing remained competitive. Reinsurers and carriers alike clearly observed that competition and excess capital has contributed to the adequacy in underlying prices, terms, and conditions to be eroded over the past several years calling for a flight to improved pricing, terms, and conditions adequacy, especially in light of the current low interest rate environment. However, rate decreases began to flatten towards the end of 2011, potentially signaling a turnaround in the soft market.

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

The Federal Funds rate remained at extremely low levels during 2011 causing investment yields on short-term and overnight investments to be low. Given low interest rates for Federal Funds and current yields on investment grade fixed income securities, we seek to position our investment portfolio to protect against a rising interest rate environment by including fixed maturity investments with low durations and continuing re-investment in our floating rate corporate loans portfolio. Our fixed income portfolio continues to be biased toward high quality assets with an average rating of AA-. Our corporate loans portfolio is primarily made up of corporate loans which are typically below investment grade; however they provide a higher return and shorter duration.

Excess and Surplus Lines Market

Our Insurance Operations operate in the excess and surplus lines market. The excess and surplus lines market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength. In contrast, the excess and surplus lines market provides coverage for businesses that often do not fit the underwriting criteria of an insurance company operating in the standard markets due to their relatively greater unpredictable loss patterns and unique niches of exposure requiring rate and policy form flexibility. Without the excess and surplus lines market, certain businesses would have to self insure their exposures, or seek coverage outside the U.S. market.

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

The excess underwriting capacity in the standard property and casualty insurance industry is impacting the excess and surplus lines market as standard insurers continue to search for acceptable risks in the excess marketplace. The excess and surplus market is also being impacted by companies who choose to self-insure their risks rather than purchase third-party insurance. This has resulted in lower demand and increased competition for premium in the markets in which we operate.

Within the excess and surplus lines market, we write business on both a specialty admitted and surplus lines basis. Surplus lines business accounts for approximately 67.9% of the business that our Insurance Operations writes, while specialty admitted business accounts for the remaining 32.1%.

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

See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2011, 2010 and 2009. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for our Insurance Operations for the periods indicated:

	For the Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$30,708	10.0%	$31,215	9.0%	$28,264	8.3%
Florida	26,815	8.7	28,072	8.1	34,061	10.0
Texas	22,680	7.4	22,133	6.4	24,292	7.1
New York	14,711	4.8	16,009	4.6	17,224	5.1
Louisiana	12,658	4.1	10,981	3.2	12,339	3.6
Massachusetts	7,751	2.5	9,181	2.7	11,948	3.5
Illinois	7,440	2.4	8,687	2.5	8,630	2.5
Pennsylvania	7,408	2.4	9,903	2.9	9,506	2.8
New Jersey	7,359	2.3	8,582	2.5	8,918	2.6
Michigan	5,734	1.9	6,540	1.9	6,927	2.0

Subtotal	143,264	46.5	151,303	43.8	162,109	47.5
All other states	85,884	27.9	94,178	27.2	105,884	31.1
Reinsurance Operations	78,755	25.6	100,282	29.0	73,006	21.4

Total	$307,903	100.0%	$345,763	100.0%	$340,999	100.0%

Marketing and Distribution

We provide our insurance products across a full distribution network – binding authority, program, brokerage, and reinsurance. For our binding authority and program product classifications, we distribute our insurance products through a group of approximately 100 wholesale general agents and program administrators that have specific quoting and binding authority. For our brokerage business, we distribute our insurance products through wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. For our reinsurance business, we distribute our products through reinsurance brokers.

Of our non-affiliated professional wholesale general agents and program administrators, the top five accounted for 23.1% of our Insurance Operations’ gross premiums written for the year ended December 31, 2011. No one agency accounted for more than 9.6% of our Insurance Operations’ gross premiums written.

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

Specific Binding Authority—Our wholesale general agents and program administrators have specific quoting and binding authority with respect to a single insurance product and some have limited quoting and binding authority with respect to multiple products.

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

Brokerage—Our wholesale insurance brokers do not have specific binding authority, therefore, these risks are submitted to our underwriting personnel for review and processing.

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

Our underwriting personnel review submissions, issue all quotes and perform all policy issuance functions. We regularly monitor the underwriting quality of our underwriters through a disciplined system of controls, which includes the following:

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to our Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions is stated separately on the face of the consolidated balance sheet as contingent commissions.

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

Since 2005 industry prices have been steadily declining. Casualty rates have declined faster than property rates. We believe our market is facing competition from standard line companies who are writing risks that they had not insured previously, Bermuda companies who are establishing relationships with wholesale brokers, and excess and surplus competitors. We believe competition is driving much of the price decline. Although market prices have dropped, we have sought to maintain our underwriting discipline, and have therefore exited many programs. Renewal pricing on our book decreased approximately 2.3% in 2009, approximately 3.0% in 2010, and approximately 1.5% in 2011, on average.

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

We analyze our reinsurance contracts to ensure that they meet the risk transfer requirements of applicable accounting guidance, which requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for details concerning our current reinsurance contracts.

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

The following table sets forth the ten reinsurers for which we have the largest reinsurance receivables, as of December 31, 2011. Also shown are the amounts of premiums ceded by us to these reinsurers during the year ended December 31, 2011.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Prepaid Reinsurance Premium	Total Reinsurance Assets	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$153.3	$3.4	$156.7	49.8%	$11.3	41.5%
Westport Insurance Corp.	A+	52.9	—	52.9	16.8	(0.1)	(0.4)
General Reinsurance Corp.	A++	15.8	0.1	15.9	5.1	0.3	1.1
Transatlantic Reinsurance	A	14.0	1.8	15.8	5.0	5.2	19.0
Hartford Fire Insurance Co.	A	11.2	—	11.2	3.6	—	—
GE Reinsurance Corporation (Swiss Re)	A+	8.2	—	8.2	2.6	—	—
Swiss Reinsurance America Corp.	A+	5.9	0.1	6.0	1.9	0.6	2.2
Clearwater Insurance Company	B++	5.7	—	5.7	1.8	—	—
Scor Holding (Switzerland)	A	5.4	—	5.4	1.7	—	—
Finial Reinsurance Company	A-	4.1	—	4.1	1.3	—	—

Subtotal		276.5	5.4	281.9	89.6	17.3	63.4
All other reinsurers		31.5	1.2	32.7	10.4	10.0	36.6

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		308.0	6.6	314.6	100.0%	$27.3	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(20.0)	—	(20.0)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		288.0	6.6	294.6
Collateral held in trust from reinsurers		(169.0)	—	(169.0)

Net receivables		$119.0	$6.6	$125.6

At December 31, 2011, we carried reinsurance receivables of $288.0 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from our acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $10.0 million at December 31, 2011. The allowance for uncollectible reinsurance receivables was $10.0 million at December 31, 2011.

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

As of December 31, 2011, we had $304.3 million of direct outstanding loss and loss adjustment expense case reserves at our Insurance Operations. Claims relating to approximately 81.1% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 3.5% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct on-site audits of our material TPAs at least twice a year. Approximately 15.4% of our reserves are handled by our assuming reinsurers. We review and supervise the claims handled by our reinsurers seeking to protect our reputation and minimize exposure.

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

We generally estimate such losses and claims costs through an evaluation of individual reported claims. We also establish reserves for incurred but not reported losses (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed quarterly by the in-house actuarial staff. In addition to our internal reserve analysis, independent external actuaries perform a full, detailed review of our Insurance Operations’ reserves during the second and fourth quarters of each fiscal year. Our independent external actuaries also perform a full, detailed review of our Reinsurance Operations’ reserves on a quarterly basis. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

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

The first line of the loss and loss expense development table shows, for the years indicated, our net reserve liability including the reserve for IBNR. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses and loss expenses, including payments, for the years indicated. The “cumulative redundancy (deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

In 2005, $235.2 million of loss reserves were acquired as a result of the merger with Penn-America Group, Inc. that took place on January 24, 2005. As such, there are no loss reserves in our loss development table related to the Penn-America Insurance Companies for any years prior to 2005.

This loss development table shows development in Global Indemnity’s loss and loss expense reserves on a net basis:

(Dollars in thousands)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Balance sheet reserves:	$156,784	$260,820	$314,027	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878
Cumulative paid as of:
One year later	$63,667	$42,779	$76,048	$85,960	$154,069	$169,899	$190,723	$215,903	$189,358	$160,204
Two years later	82,970	96,623	136,133	139,822	268,827	300,041	360,336	366,647	299,720
Three years later	118,401	141,545	171,659	180,801	355,987	413,055	470,313	454,284
Four years later	150,062	164,181	197,596	209,938	414,068	478,408	532,753
Five years later	164,023	182,043	214,376	237,636	440,206	506,915
Six years later	177,682	193,536	235,022	251,350	454,982
Seven years later	186,173	211,036	244,389	261,773
Eight years later	201,899	218,930	253,267
Nine years later	208,806	227,352
Ten years later	214,839
Re-estimated liability as of:
End of year	$156,784	$260,820	$314,027	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878
One year later	228,207	261,465	313,213	343,332	632,327	716,361	832,733	827,439	671,399	643,569
Two years later	228,391	263,995	315,230	326,031	629,859	732,056	812,732	768,623	640,750
Three years later	231,133	268,149	298,989	323,696	635,504	707,525	765,435	730,079
Four years later	236,271	252,078	301,660	332,302	622,122	672,712	737,614
Five years later	226,116	264,058	308,776	323,547	608,050	658,429
Six years later	242,666	272,806	303,146	316,195	598,384
Seven years later	254,110	266,880	298,566	312,860
Eight years later	249,861	264,055	297,544
Nine years later	249,673	265,195
Ten years later	248,855
Cumulative redundancy/(deficiency)	$(92,071)	$(4,375)	$16,483	$31,754	$40,907	$76,913	$63,271	$105,760	$84,547	$(4,663)	$—
Gross Liability—end of year	907,357	2,004,422	2,059,760	1,876,510	1,914,224	1,702,010	1,503,238	1,506,430	1,257,741	1,059,756	971,377
Less: Reinsurance recoverable	750,573	1,743,602	1,745,733	1,531,896	1,274,933	966,668	702,353	670,591	532,444	420,850	286,499

Net liability-end of year	156,784	260,820	314,027	344,614	639,291	735,342	800,885	835,839	725,297	638,906	684,878

Gross re-estimated liability	1,528,117	1,599,235	1,463,678	1,221,095	1,333,447	1,123,963	1,263,306	1,203,687	1,012,877	962,396	971,377
Less: Re-estimated recoverable at December 31, 2011	1,279,262	1,334,040	1,166,134	908,235	735,063	465,534	525,692	473,608	372,127	318,827	286,499

Net re-estimated liability at December 31, 2011	$248,855	$265,195	$297,544	$312,860	$598,384	$658,429	$737,614	$730,079	$640,750	$643,569	$684,878

Gross cumulative redundancy/ (deficiency)	$(620,760)	$405,187	$596,082	$655,415	$580,777	$578,047	$239,932	$302,743	$244,864	$97,360	$—

See Note 11 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of Global Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

The adverse development noted in the table above from 2001 through 2002 is primarily related to increasing asbestos and environmental (“A&E”) reserves related to a single policy. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during 2008 to reflect its best estimate of A&E exposures.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2011, we had $21.8 million of net loss reserves for asbestos-related claims and $8.0 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing our gross and net reserves for A&E losses.

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

Investments

Our investment policy is determined by the Investment Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Investment Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments including corporate bonds and loans as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. For our corporate loans portfolio, the maximum exposure per issuer is limited to 5% of the market value of the corporate loans portfolio. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our GAAP equity, or $252.5 million at December 31, 2011. As of December 31, 2011, we had $1,649.2 million of investments and cash and cash equivalent assets, including $175.0 million of equity and limited partnership investments and $195.9 million in floating rate corporate loans, plus a $1.5 million receivable for securities.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2011, 2010, and 2009:

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$175,860	10.7%	$119,888	7.0%	$186,087	10.8%

U.S. treasury and agency obligations	131,289	8.0	202,690	11.8	236,088	13.6
Obligations of states and political subdivisions	206,133	12.5	245,012	14.3	225,598	13.0
Mortgage-backed securities (1)	268,990	16.3	249,080	14.4	364,000	21.0
Commercial mortgage-backed securities	29,969	1.8	38,733	2.3	—	—
Asset-backed securities	95,964	5.8	115,099	6.7	114,163	6.6
Corporate bonds and loans	521,201	31.7	532,784	31.0	460,730	26.6
Foreign corporate bonds	43,339	2.6	60,994	3.6	70,993	4.1

Total fixed maturities	1,296,885	78.7	1,444,392	84.1	1,471,572	84.9
Equity securities	168,361	10.2	147,526	8.6	65,656	3.8
Other investments	6,617	0.4	5,380	0.3	7,999	0.5

Total investments and cash and cash equivalents (2)	$1,647,723	100.0%	$1,717,186	100.0%	$1,731,314	100.0%

(1)	Includes collateralized mortgage obligations of $20,921, $13,445, and $21,959 for 2011, 2010, and 2009, respectively.
(2)	Does not include net receivable for securities sold of $1,484, ($4,768) and ($37,258) for 2011, 2010 and 2009, respectively.

Although we generally intend to hold fixed maturities to recovery and/or maturity, we regularly re-evaluate our position based upon market conditions. As of December 31, 2011, our fixed maturities, excluding our mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations had a weighted average maturity of 4.35 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 1.7 years. Our financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2011 of $38.4 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Average fixed maturities at book value	$1,326,094	$1,408,353	$1,307,718
Gross income on fixed maturities (1)	54,153	60,262	62,099
Book yield	4.08%	4.28%	4.75%
Fixed maturities at book value	$1,258,533	$1,393,655	$1,423,050
Unrealized gain	38,352	50,737	48,522

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

Default rates on collateralized commercial real estate obligations and asset-backed securities may continue to rise. To protect ourselves against this possibility, we have sought to structure our portfolio to reduce the risk of default. Of the $269.0 million of mortgage-backed securities, $248.1 million is invested in U.S. agency paper and $20.9 million is invested in collateralized mortgage obligations, of which $20.0 million, or 95.4%, are rated AA+ or better. Of the $96.0 million in asset-backed securities, 87.8% are rated AAA. The weighted average credit enhancement for our asset-backed securities is 28.9. We also face liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. We attempt to diversify our investment holdings to minimize this risk. Our investment managers run periodic analysis of liquidity costs to the fixed income portfolio. We also face credit risk. 84.7% of our fixed income securities are investment grade securities. 10.0% of our fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and our investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$130,004	10.0%	$639,814	44.3%
AA	596,490	46.0	251,850	17.5
A	273,379	21.1	288,663	20.0
BBB	99,189	7.6	53,468	3.7
BB	80,033	6.2	85,641	5.9
B	108,296	8.4	110,931	7.7
CCC	4,478	0.3	7,899	0.5
CC	938	0.1	—	—
Not rated	4,078	0.3	6,126	0.4

Total fixed maturities	$1,296,885	100.0%	$1,444,392	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$86,100	6.6%	$90,076	6.2%
Due in one year through five years	617,121	47.6	665,633	46.2
Due in five years through ten years	155,947	12.0	212,990	14.7
Due in ten years through fifteen years	11,136	0.9	26,339	1.8
Due after fifteen years	31,658	2.4	46,442	3.2

Securities with fixed maturities	901,962	69.5	1,041,480	72.1
Mortgaged-backed securities	268,990	20.8	249,080	17.2
Commercial mortgage-backed securities	29,969	2.3	38,733	2.7
Asset-backed securities	95,964	7.4	115,099	8.0

Total fixed maturities	$1,296,885	100.0%	$1,444,392	100.0%

The expected weighted average duration of our asset-backed, mortgage-backed, and commercial mortgage-backed securities is 1.3 years.

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

Our investments in corporate loans were valued at $195.9 million at December 31, 2011. Corporate loans, a new investment vehicle in 2009, sometimes referred to as leveraged loans, are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets periodically, typically at intervals between one month and one year. As a result of the floating rate feature, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade. To mitigate this risk, our investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of our risk control, our investment managers seek to maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2011, we had aggregate equity securities of $168.4 million that consisted entirely of common stocks.

Our investments in other invested assets are comprised primarily of limited liability partnerships, and were valued at $6.6 million at December 31, 2011. This entire amount was comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. We obtain the value of the partnerships at the end of each reporting period; however, we are not provided with a detailed listing of the investments held by these partnerships. We receive annual audited financial statements from each of the partnerships we own.

Realized gains, including other than temporary impairments, for the years ended December 31, 2011, 2010, and 2009 were $21.5 million, $26.4 million, and $15.9 million, respectively.

Competition

We compete with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, we compete against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•	American International Group;

•	Argo Group International Holdings, Ltd.;

•	Berkshire Hathaway;

•	Everest Re Group, Ltd.;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	Markel Corporation;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	RLI Corporation;

•	Selective Insurance Group, Inc.;

•	The Travelers Companies, Inc.;

•	W.R. Berkley Corporation; and

•	Western World Insurance Group.

In addition to the companies mentioned above, we are facing competition from standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers, and other excess and surplus lines competitors.

Competition may also take the form of lower prices, broader coverage, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds that rely on our expertise. For our program and specialty wholesale products, offerings and underwriting products that are not readily available is our principal means of differentiating ourselves from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

A number of recent, proposed, or potential legislative or marketplace developments could further increase competition in our industry. These developments include an influx of new capital that resulted from the formation of new insurers in the marketplace and existing companies that have attempted to expand their business as a result of better pricing or terms, legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business which could eliminate the opportunities to write those coverage, and proposed federal legislation which would establish national standards for state insurance regulation.

These developments are making the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity.

Employees

We have approximately 270 employees. None of our employees are covered by collective bargaining agreements.

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

As the indirect parent of the U.S. Insurance Companies, we are subject to the insurance holding company laws of Indiana, Pennsylvania, Virginia, and Wisconsin. These laws generally require each company of our U.S. Insurance Companies to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within our insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. Insurance Companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, and service agreements with the non-insurance companies within our family of companies, our Insurance Operations, or our Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our ordinary shares would indirectly control the same percentage of the stock of the U.S. Insurance Companies, the insurance change of control laws of Indiana, Pennsylvania, Virginia, and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

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

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States. With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer, such as our Wind River subsidiary, that appears on the quarterly listing of non-admitted insurers maintained by the IID of the NAIC. Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.” Regulations to implement the Dodd-Frank Act are currently under development and we are continuing to monitor the impact the Dodd-Frank Act may have on our operations.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the U.S. Insurance Companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The U.S. Insurance Companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their financial examinations of our U.S. Insurance Subsidiaries for the period ended December 31, 2007. Their final reports were issued in 2009, and there were no materially adverse findings.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System (“IRIS”) was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Insurers that report four or more ratios that fall outside the range of usual values are generally targeted for increased regulatory review. During 2011, our insurance companies in our Insurance Operations did not experience any IRIS ratios that fell outside the normal range of industry expectations.

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

Based on the standards currently adopted, we reported in our 2011 statutory filings that the capital and surplus of our U.S. Insurance Companies are above the prescribed company action level risk-based capital requirements.

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

State Dividend Limitations

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of the applicable state regulatory authorities. Dividends may be paid without advanced regulatory approval only out of unassigned surplus. The dividend limitations imposed by the applicable state laws are based on the statutory financial results of each company within our Insurance Operations that are determined using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Companies in 2011 and the maximum amount of distributions that they could pay as dividends in 2012.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which our U.S. Insurance Companies are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

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

Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. The amount held in trust at December 31, 2011 was $6.1 million. Outstanding reserves at December 31, 2011 were $0.1 million. The current minimum amount that Wind River Reinsurance needs to maintain in the trust fund is $5.4 million. In subsequent years, if Wind River Reinsurance were to write third party excess and surplus lines insurance, it would need to maintain in the trust fund an amount equal to 30% of any amount up to the first $200.0 million plus further graduated amounts of its U.S. surplus lines loss reserves and unearned premium, as at each year end, as certified by an actuary, but subject to a current maximum of $100.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

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

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Wind River Reinsurance and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Wind River Reinsurance has been registered as a Class 3B insurer by the BMA. A corporate body is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net premiums written or 50% or more of the loss and loss expense provisions represent unrelated business, or its total net premiums written from unrelated business are $50.0 million or more. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Wind River Reinsurance’s principal office is its executive offices in Hamilton, Bermuda, and Wind River Reinsurance uses a Bermuda firm to act as its principal representative.

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

The European Union’s (“EU”) executive body, the European Commission, is implementing new capital adequacy and risk management regulations for the European insurance industry known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire EU relating to capital adequacy and risk management for insurers. Bermuda is strengthening its capital and risk management requirements to be in line with Solvency II with the goal of full implementation by the end of 2012. Consequently the Company’s implementation plans are based on its current understanding of Solvency II equivalence for the BMA’s regime, which may change.

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

Luxembourg

The Luxembourg Companies and Global Indemnity (Luxembourg) S.à.r.l. are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 28.8% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

Profit distributions (not in respect to liquidations) by the companies are generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least 12 months.

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

Global Indemnity Group, Inc. is a Delaware corporation wholly owned by U.A.I. (Luxembourg) Investment S.à.r.l. Under U.S. federal income tax law, dividends and interest paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Luxembourg and the United States (the “Luxembourg Treaty”) reduces the rate of withholding tax on interest payments to 0% and on dividends to 15%, or 5% (if the shareholder owns 10% or more of the company’s voting stock).

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

Results of operations of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of the catastrophe reinsurance coverage of our Insurance Operations. Our Reinsurance Operations also have exposure to losses from catastrophes as a result of the reinsurance treaties that it writes. Our operating results could be negatively impacted if losses and expenses related to the property catastrophe events exceed premiums assumed. Catastrophes include windstorms, hurricanes, typhoons, floods, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2011, we suffered net losses due to an earthquake and tsunami in Japan, an earthquake in New Zealand, Hurricane Irene, Tropical Storm Lee and smaller events in other locations.

A failure in our operational systems or infrastructure or those of third parties could disrupt business, damage our reputation, and cause losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our business depends on effective information systems and the integrity and timeliness of the data we use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our customers, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable, externally and internally, to unauthorized access, computer viruses or other malicious code, and other events that could have security consequences. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’, or third parties’ operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

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

Our success depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team. The future loss of any of the services of members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. In addition, we do not currently maintain key man life insurance policies with respect to any of our employees.

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

If the rating of any of the companies in our Insurance Operations or Reinsurance Operations is reduced from its current level of “A” (Excellent) by A.M. Best, our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business; as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

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

We cede a portion of gross premiums written to third party reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting, or claim handling by us, and other factors could cause a reinsurer not to pay. See “Business—Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding our reinsurance receivable balances as of December 31, 2011 and 2010.

Our investment performance may suffer as a result of adverse capital market developments or other factors, which would in turn adversely affect our financial condition and results of operations.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For 2011, our pre-tax income derived from invested assets was $74.6 million, net of investment expenses, including net realized gains of $21.5 million. Of this amount, $6.6 million were other than temporary impairments. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed maturities will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

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

We also have an equity portfolio that represented approximately 10.2% of our total investments and cash and cash equivalents portfolio plus a net receivable for securities sold of $1.5 million, as of December 31, 2011. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio. Individual equity securities have unsystematic risk. We could experience market declines on these investments. We also have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, we anticipate that the value of our portfolio would be negatively affected.

We have $195.9 million of investments in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets periodically, typically at intervals between one month and one year. As a result, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade.

We have $6.6 million of an investment in a limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

Our limited partnership investment is not liquid. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. Our returns could be negatively affected if the market value of the partnership declines. If we need liquidity, we might be forced to liquidate other investments at a time when prices are not optimal.

As of December 31, 2011, we had approximately $2.3 million worth of investment exposure to subprime investments and Alt-A investments. Of that amount, approximately $0.3 million were rated BBB- to A and $2.0 million were rated below investment grade. There were no impairments on these investments during 2011.

Since we depend on professional general agencies, brokers, other insurance companies and other reinsurance companies for a significant portion of our revenue, a loss of any one of them could adversely affect us.

We market and distribute our insurance products through a group of approximately 100 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. We also market and distribute our reinsurance products through third-party brokers, insurance companies and reinsurance companies. For the year ended December 31, 2011, our top five non-affiliated agencies, all of which market more than one specific product, represented 23.1% of our Insurance Operations’ gross premiums written. No one agency accounted for more than 9.6% of our Insurance Operations’ gross premiums written. A loss of all or substantially all of the business produced by any more of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on our results of operations.

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

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, Markel Corporation, Nationwide Insurance, Navigators Insurance Group, RLI Corporation, Selective Insurance Group, Inc., The Travelers Companies, Inc., W.R. Berkley Corporation, and Western World Insurance Group. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

Our general agencies typically pay the insurance premiums on business they have bound to us on a monthly basis. This accumulation of balances due to us exposes us to a credit risk.

Insurance premiums generally flow from the insured to their retail broker, then into a trust account controlled by our professional general agencies. Our professional general agencies are typically required to forward funds, net of commissions, to us following the end of each month. Consequently, we assume a degree of credit risk on the aggregate amount of these balances that have been paid by the insured but have yet to reach us.

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

We market and distribute our insurance products through professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These professional general agencies can bind certain risks without our initial approval. If any of these wholesale professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect our results of operations.

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

Bermuda law does not permit payment of dividends or distributions of contributed surplus by a company if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or the realizable value of the company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. Furthermore, pursuant to the Bermuda Insurance Act 1978, an insurance company is prohibited from declaring or paying a dividend during the financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of this report.

In addition, the U.S. Insurance Subsidiaries, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to Global Indemnity. See “Regulation—U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the U.S. Insurance Subsidiaries in 2012.

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

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 U.S. States and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry. In 2010, the President signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” While we do not believe that we are “systemically important,” as defined in the Dodd-Frank Act, it is possible that the Financial Stability Oversight Council may conclude that we are. If we were designated as “systemically important,” the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity, leverage, business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

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

We have used and may in the future use a significant amount of our cash resources to repurchase shares of our ordinary shares and such repurchases present potential risks and disadvantages to us and our continuing shareholders.

Since November 2011 and through March 14, 2012, we repurchased and retired an aggregate of 1,945,023 shares of our Class A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $36.7 million or an average of $18.87 per share. We have outstanding authorization from our Board of Directors to purchase up to an additional $63.3 million of our Class A ordinary shares. Although our Board of Directors has determined that the repurchase program is in the best interests of our stockholders, the repurchases expose us to risks including:

•

the use of a substantial portion of our cash reserves, which may reduce our ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to our stockholders;

•	the risk that we would not be able to replenish our cash reserves by raising debt or equity financing in the future on terms acceptable to us, or at all; and

•

the risk that these repurchases have reduced our “public float,” which is the number of our shares owned by non-affiliate shareholders and available for trading in the securities markets, and likely reduced the number of our stockholders, which may reduce the volume of trading in our shares and may result in lower stock prices and reduced liquidity in the trading of our shares.

Interests of holders of Class A Ordinary Shares may conflict with the interests of our controlling shareholder.

Fox Paine & Company beneficially owns shares having approximately 90.5% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B ordinary shares, which have ten votes per share as opposed to Class A ordinary shares, which have one vote per share. The Class A ordinary shares and the Class B ordinary shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

While Fox Paine & Company has the right under the terms of the memorandum and articles of association to nominate a certain number of directors of our Board of Directors, dependant on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate

25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. Our Board of Directors currently consists of eight directors, all of which, other than Ms. Valko, were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

Our Board of Directors, in turn, and subject to its fiduciary duties under Irish law, appoints the members of our senior management, who also have fiduciary duties to the Company. As a result, Fox Paine & Company effectively has the ability to control the appointment of the members of our senior management and to prevent any changes in senior management that other shareholders or other members of our Board of Directors may deem advisable.

Because we rely on certain services provided by Fox Paine & Company, the loss of such services could adversely affect our business.

During 2009, 2010, and 2011, Fox Paine & Company provided certain management services to us. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

Continued adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

In recent years, global market and economic conditions were severely disrupted. While conditions have since improved, there is continued uncertainty regarding the timing and strength of any economic recovery. The trend may not continue or may continue at a slow rate for an extended period of time, or conditions may worsen. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

Our operating results and shareholders’ equity may be adversely affected by currency fluctuations.

Our functional currency is the U.S. Dollar. Our Reinsurance Operations conduct business with some customers in foreign currencies, and some of our Non-U.S. Subsidiaries have foreign currency denominated cash accounts and investments. Monetary assets and liabilities that are denominated in foreign currencies are revalued at the current exchange rates each period end with the resulting gains or losses reflected in net income. Foreign exchange risk is reviewed as part of our risk management process. We may experience losses resulting from fluctuations in the values of non-U.S. currencies relative to the strength of the U.S. Dollar, which could adversely impact our results of operations and financial condition.

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

U.A.I. (Luxembourg) Investment, S.à.r.l., an indirectly owned Luxembourg subsidiary of Wind River Reinsurance, owns two notes issued by Global Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à.r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à.r.l. by Global Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operation.

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

We lease office space in Bala Cynwyd, Pennsylvania which holds our Insurance Operations’ principle executive offices and headquarters. In addition, we lease additional office space in California, Georgia, Illinois, Maryland and Texas which serves as office space for our field offices. Some of the office space in California also serves as office space for our claims operations. We also lease office space in Hamilton, Bermuda, which is used by our Reinsurance Operations. We lease office space in Cavan, Ireland which is used to support the operating needs of our Insurance and Reinsurance Operations. We believe the properties listed are suitable and adequate to meet our needs.

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, we settled with AON for $16.3 million. We realized approximately $7.5 million in 2011, net of income taxes and attorney’s fees.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Class A Ordinary Shares

Our Class A ordinary shares, par value $0.0001 per share, began trading on the Nasdaq Global Select Market, formerly the Nasdaq National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” On July 6, 2010, we changed our symbol to “GBLI” as part of a re-domestication transaction whereby all shares of “INDM” were replaced with shares of “GBLI” on a one-for-two basis. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A ordinary shares as reported by the Nasdaq Global Select Market. Prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange.

	High	Low
Fiscal Year Ended December 31, 2011:
First Quarter	$23.45	$18.75
Second Quarter	27.29	20.33
Third Quarter	23.09	15.50
Fourth Quarter	20.78	16.02
Fiscal Year Ended December 31, 2010:
First Quarter	$19.90	$13.30
Second Quarter	20.36	14.38
Third Quarter	17.21	10.10
Fourth Quarter	21.25	15.46

There is no established public trading market for our Class B ordinary shares, par value $0.0001 per share.

As of March 6, 2012, there were approximately 1,500 beneficial holders of record of our Class A ordinary shares. As of March 6, 2012, there were 11 holders of record of our Class B ordinary shares, all of whom are affiliates of Fox Paine & Company.

Performance of Our Class A Ordinary Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s Class A ordinary shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index, which we believe are the most comparative indexes.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Global Indemnity plc	$100.0	$78.6	$50.6	$31.3	$40.4	$39.1
NASDAQ Insurance Index	100.0	99.2	87.6	88.1	101.0	104.1
NASDAQ Composite Index	100.0	109.8	65.3	93.9	109.8	107.9

Note:	We completed our Rights Offering on May 5, 2009, which increased our total outstanding Class A ordinary shares by 17.2 million shares. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Note:	We completed our re-domestication transaction on July 2, 2010, which resulted in shares of “INDM” being exchanged for shares of “GBLI” on a one-for-two basis. Share prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange. See Note 3 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the re-domestication.

Recent Sales of Unregistered Securities

On May 5, 2009, we completed the Rights Offering in which a total of 17,178,421 Class A ordinary shares and 11,435,244 Class B ordinary shares were issued. The issuance of the Class A ordinary shares included 41,588 Class A ordinary shares issued to an affiliate of Fox Paine & Company in a private placement pursuant to Section 4(2) of the Securities Act, as amended. The affiliate of Fox Paine & Company purchased the 41,588 Class A ordinary shares for $3.50 per share, which was the subscription price at which all Class A common shareholders and Class B common shareholders were entitled to purchase additional shares. All other shares issued in the Rights Offering were issued pursuant to a registration statement. The net proceeds of $91.8 million were used to support our strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Purchases of Our Class A Ordinary Shares

Our Share Incentive Plan allows employees to surrender shares of our Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During 2011, we purchased an aggregate of 8,347 of surrendered Class A ordinary shares from our employees for $0.2 million. All shares purchased from employees are held as treasury stock and recorded at cost.

As part of the Rights Offering that was completed in May 2009, we purchased 5,000 Class A ordinary shares for $0.04 million that had been purchased by a former employee with the non-transferable Class A Rights that were distributed to that former employee for Class A ordinary shares held of non-vested restricted stock. Since the restricted stock was not vested, the former employee, upon leaving the Company, had to forfeit those Class A ordinary shares that had been purchased with the non-transferable Class A Rights that were distributed on that restricted stock. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

On September 15, 2011, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our Class A ordinary shares through a share repurchase program. The timing and amount of the repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. All shares repurchased under this program may be retired and are held as treasury stock and recorded at cost. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for tabular disclosure of our share repurchases by month.

Dividend Policy

We did not declare or pay cash dividends on any class of our ordinary shares in 2011 or 2010. Payment of dividends is subject to future determinations by the Board of Directors based on our results, financial conditions, amounts required to grow our business, and other factors deemed relevant by the Board.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Wind River Reinsurance, the Luxembourg Companies, and the U.S. Insurance Subsidiaries to pay dividends. Wind River Reinsurance and the U.S. Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Subsidiaries in 2011 and the maximum amount of distributions that they could pay as dividends in 2012.

For 2012, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of Global Indemnity. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2011 statutory financial statements that will be filed in 2012, Wind River Reinsurance could pay a dividend of up to $192.6 million without requesting BMA approval. Wind River is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2011, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There were no Luxembourg dividends paid in 2011. Dividends paid by any of the Luxembourg

Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

For a discussion of factors affecting our ability to pay dividends, see “Business—Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II, and Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Gross premiums written	$307,903	$345,763	$340,999	$378,700	$563,112
Net premiums written	280,570	296,504	290,995	309,080	490,535
Net premiums earned	297,854	286,774	301,674	382,508	536,323
Net realized investment gains (losses)	21,473	26,437	15,862	(50,259)	968
Total revenues	384,575	370,487	387,750	400,079	614,632
Impairments of goodwill and intangible assets	—	—	—	(96,449)	—
Net income (loss)	(39,628)	84,903	75,437	(141,560)	98,917
Per share data: (1) (3)
Net income (loss) available to common shareholders	$(39,628)	$84,903	$75,437	$(141,560)	$98,917
Basic	(1.31)	2.81	2.92	(7.74)	4.80
Diluted	(1.31)	2.80	2.91	(7.74)	4.76
Weighted-average number of shares outstanding (2)
Basic	30,246,095	30,237,787	25,856,049	18,278,094	20,629,013
Diluted	30,246,095	30,274,259	25,881,382	18,278,094	20,785,119

(1)	In 2011 and 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.
(2)	In May 2009, we issued 17.2 million Class A ordinary shares and 11.4 million Class B ordinary shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, share counts for the prior periods have been restated.
(3)	Shares outstanding and per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

Consolidated Insurance Operating Ratios based on our GAAP Results: (1)
Loss ratio (2) (3)	93.5	45.4	56.2	79.8	55.8
Expense ratio	41.5	41.2	39.8	37.3	32.5

Combined ratio (2) (3)	135.0	86.6	96.0	117.1	88.3

Net / gross premiums written	91.1	85.8	85.3	81.6	87.1

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,647,723	$1,717,186	$1,731,314	$1,599,528	$1,765,103
Reinsurance receivables, net of allowance	287,986	422,844	543,351	679,277	719,706
Total assets	2,075,517	2,294,683	2,445,780	2,477,059	2,775,172
Senior notes payable	72,000	90,000	90,000	90,000	90,000
Junior subordinated debentures	30,929	30,929	30,929	30,929	46,393
Unpaid losses and loss adjustment expenses	971,377	1,052,743	1,257,741	1,506,429	1,503,237
Total shareholders’ equity	841,664	928,669	831,976	631,993	836,276

(1)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both our Insurance Operations and Reinsurance Operations.
(2)	Our 2011 loss and combined ratios were impacted by a $3.4 million increase of net losses and loss adjustment expenses for prior accident years. Our 2010 loss and combined ratios were impacted by a $54.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2009 loss and combined ratios were impacted by a $9.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2008 loss and combined ratios were impacted by a $34.9 million increase of net losses and loss adjustment expenses for prior accident years. Our 2007 loss and combined ratios were impacted by a $29.1 million reduction of net losses and loss adjustment expenses for prior accident years. See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.
(3)	Our loss and combined ratios for 2011, 2010, 2009, 2008, and 2007 include $20.6 million, $2.8 million, $5.8 million, $21.5 million, and $1.7 million, respectively, of catastrophic losses from our Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Share Repurchase Program

On September 15, 2011, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s Class A ordinary shares. Stock repurchases may be made in both open market and privately negotiated transactions, and may include the use of derivative contracts, structured share repurchase agreements and Rule 10b5-1 trading plans. The timing and amount of any repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. We may decide to buy or not buy any of our ordinary shares or discontinue our share repurchase program at any time, any of which may impact our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, market conditions, increases in the market price of our ordinary shares, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock. Through March 14, 2012, we have purchased 1,945,023 shares under this program for an aggregate amount of $36.7 million, or $18.87 per share.

Retirement of Michael J. Marchio

On February 24, 2012, we announced that Michael J. Marchio has retired from the Company’s Board of Directors effective February 27, 2012.

Overview

Our Insurance Operations distribute property and casualty insurance products through a group of approximately 100 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

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

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 5 of the notes to consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability for Unpaid Losses and Loss Adjustment Expenses

Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverage with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for our Insurance Operations, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General—Our Insurance Operations” in Item 1 of Part I of this report. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

In addition to our internal reserve analysis, independent external actuaries perform a full, detailed review of our Insurance Operations’ reserves during the second and fourth quarters of each fiscal year. Our independent external actuaries also perform a full, detailed review of our Reinsurance Operations’ reserves on a quarterly basis. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

Loss reserve estimates for our Reinsurance Operations are developed by independent, external actuaries, however management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with our reserves for our Insurance Operations, reserves for our Reinsurance Operations are characterized as short-tail through long-tail. Most of our business can be characterized as medium to long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts. Every treaty is reviewed each quarter, both gross and net of reinsurance.

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

The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid development patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place. The method requires analysis of all the factors that need to be reviewed for the Expected Loss Ratio and Incurred Development methods.

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

Management’s best estimate at December 31, 2011 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $971.4 million and $687.7 million, respectively, as of December 31, 2011. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2011 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$298,581	$555,800	$854,381
Reinsurance Operations	35,730	81,266	116,996

Total	$334,311	$637,066	$971,377

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$196,835	$374,776	$571,611
Reinsurance Operations	35,730	80,384	116,114

Total	$232,565	$455,160	$687,725

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 11 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year net loss estimate of $275.3 million for claims occurring during the year ended December 31, 2011:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(39,916)	$(26,840)	$(13,764)	$(688)	$12,388
	-3%	(34,961)	(21,610)	(8,258)	5,093	18,444
	-2%	(32,483)	(18,994)	(5,506)	7,983	21,472
	-1%	(30,006)	(16,379)	(2,753)	10,874	24,500
	0%	(27,528)	(13,764)	—	13,764	27,528
	1%	(25,051)	(11,149)	2,753	16,655	30,556
	2%	(22,573)	(8,534)	5,506	19,545	33,584
	3%	(20,096)	(5,919)	8,258	22,435	36,613
	5%	(15,141)	(688)	13,764	28,216	42,669

Our net reserves for losses and loss expenses of $687.7 million as of December 31, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding our reinsurance receivable balances and collectability as of December 31, 2011 and 2010. For a listing of the ten reinsurers for which we have the largest reinsurance asset amounts as of December 31, 2011, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During our review, we consider credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of our securities with gross unrealized losses as of December 31, 2011 and 2010, and for other than temporary impairment losses that we recorded for the years ended December 31, 2011, 2010, and 2009, please see Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Fair Value Measurements

We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the analysis performed in 2011, there was no impairment of goodwill as of December 31, 2011.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the analysis performed in 2011, there were no impairments of indefinite lived intangible assets as of December 31, 2011.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the analysis performed in 2011, there were no impairments of definite lived intangible assets as of December 31, 2011.

See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning our goodwill and intangible assets.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency shall be recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

As of December 31, 2011, the Company’s deferred acquisition costs were $4.8 million lower than they would have been and loss and loss adjustment expense reserves were $4.1 million higher than they would have been due to premium deficiencies. Deferred acquisition costs were deemed to be fully recoverable as of December 31, 2010.

Taxation

We provide for income taxes in accordance with applicable accounting guidance. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2011. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 2009, we recognized $8.6 million of investment income related to the liquidation of investments in two limited partnerships. Our 2009 tax provision includes federal income tax expense of $3.0 million related to this investment income.

We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our tax uncertainties.

Our Business Segments

We manage our business through two business segments: Insurance Operations and Reinsurance Operations.

We evaluate the performance of our Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of our segments.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

(Dollars in thousands)	Years Ended December 31,
	2011	2010		2009
Insurance Operations premiums written:
Gross premiums written	$229,148	$245,481		$267,992
Ceded premiums written	26,831	49,416		49,728

Net premiums written	$202,317	$196,065		$218,264

Reinsurance Operations premiums written:
Gross premiums written	$78,755	$100,282		$73,007
Ceded premiums written	502	(157)		276

Net premiums written	$78,253	$100,439		$72,731

Revenues: (1)
Insurance Operations	$228,685	$194,820		$250,409
Reinsurance Operations	81,305	92,607		51,265

Total revenues	$309,990	$287,427		$301,674

Expenses: (2)
Insurance Operations	$285,017 (3)	$162,626	(3)	$252,494	(3)
Reinsurance Operations	117,142	85,897		36,817

Net expenses	$402,159	$248,523		$289,311

Income (loss) from segments:
Insurance Operations	$(56,332)	$32,194		$(2,085)
Reinsurance Operations	(35,837)	6,710		14,448

Total income (loss) from segments	$(92,169)	$38,904		$12,363

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	86.9	36.6		58.4
Expense ratio	44.6	47.1		42.4

Combined ratio	131.5	83.7		100.8

Reinsurance Operations
Loss ratio	111.1	63.9		45.2
Expense ratio	33.0	28.8		26.6

Combined ratio	144.1	92.7		71.8

Consolidated
Loss ratio	93.5	45.4		56.2
Expense ratio	41.5	41.2		39.8

Combined ratio	135.0	86.6		96.0

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.
(3)	Includes excise tax of $1,060, $1,021, and $1,342 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2011, 2010, and 2009, respectively.
(4)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

Results of Operations

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment are as follows:

			Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$229,148	$245,481	$(16,333)	(6.7%)

Net premiums written	$202,317	$196,065	$6,252	3.2%

Net premiums earned	$216,549	$194,167	$22,382	11.5%
Other income	12,136	653	11,483	N/M

Total revenues	$228,685	$194,820	$33,865	17.4%
Losses and expenses:
Net losses and loss adjustment expenses	188,358	71,175	117,183	164.6%
Acquisition costs and other underwriting expenses (1)	96,659	91,451	5,208	5.7%

Income (loss) from underwriting	$(56,332)	$32,194	$(88,526)	(275.0%)

Underwriting Ratios:
Loss ratio:
Current accident year	91.4	65.9	25.5
Prior accident year	(4.5)	(29.3)	24.8

Calendar year	86.9	36.6	50.3
Expense ratio	44.6	47.1	(2.5)

Combined ratio	131.5	83.7	47.8

N/M – Not meaningful

(1)	Includes excise tax of $1,060 and $1,021 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2011 and 2010, respectively.

Premiums

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $229.1 million for 2011, compared with $245.5 million for 2010, a decrease of $16.3 million or 6.7%. The decrease was primarily due to declines in our general liability, professional liability and auto lines and price decreases in the aggregate of 1.5%. This decrease was offset partially by increases in certain products within the property and casualty brokerage lines. We are exiting certain unprofitable casualty classes.

Net premiums written, which equals gross premiums written less ceded premiums written, was $202.3 million for 2011, compared with $196.1 million for 2010, an increase of $6.3 million or 3.2%. The increase was primarily due to the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011.

The ratio of net premiums written to gross premiums written was 88.3% for 2011 and 79.9% for 2010, an increase of 8.4 points, which was primarily due to changes in our reinsurance structure on our property business noted above.

Net premiums earned were $216.5 million for 2011, compared with $194.2 million for 2010, an increase of $22.4 million or 11.5%. The increase was primarily due the increases in net premiums written within the previous year. Property net premiums earned for 2011 and 2010 were $97.6 million and $75.2 million, respectively. Casualty net premiums earned for 2011 and 2010 were $118.9 million and $119.0 million, respectively.

Other Income

Other income was $12.1 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. Other income is comprised of commissions and fee income and in addition, for 2011, $11.5 million received from our settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 15 to the consolidated financial statements in Item 8 of Part II of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 86.9% for 2011 compared with 36.6% for 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio increased 25.5 points in 2011 due to increases in both the property and casualty loss ratios:

•	The current accident year property loss ratio increased 16.3 points from 61.2% in 2010 to 77.5% in 2011.

•

The non-catastrophe loss ratio decreased 1.1 points from 57.5% in 2010 to 56.4% in 2011. Non-catastrophe losses were $55.1 million and $43.2 million for the years ended December 31, 2011 and 2010, respectively.

•

The catastrophe loss ratio increased 17.3 points from 3.8% in 2010 to 21.1% in 2011. The increase in the catastrophe loss ratio is primarily due to tornado and severe weather related losses in the Midwest, Alabama and North Carolina, as well as the impact of Hurricane Irene and Tropical Storm Lee. Catastrophe losses were $20.6 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively.

•

The current accident year casualty loss ratio increased 34.0 points from 68.9% in 2010 to 102.9% in 2011 primarily due to a professional lines loss in a class of business that we are exiting, loss emergence in our general liability line and an increase to losses related to premium deficiencies. We increased the current accident year expected loss ratio for certain Diamond State classes within our general liability line to 208.6% during 2011, which had a 19.1 point impact on the casualty lines loss ratio during the quarter. On a pro forma basis, excluding the impact of the increase to losses related to premium deficiencies and the general liability line increase noted above, the current year casualty loss ratio increased 11.2 points from 69.2% in 2010 to 80.4% in 2011. We are addressing profitability concerns by exiting certain classes of business within the general liability line. Casualty net premiums earned for the year ended December 31, 2011 and 2010 were $118.9 million and $119.0 million, respectively.

The loss ratio increased by 24.8 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $9.7 million in 2011 compared to a decrease of net losses and loss adjustment expenses for prior accident years of $56.8 million in 2010. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•

In 2011, we decreased our prior accident year loss reserves by $8.4 million and decreased our allowance for uncollectible reinsurance by $1.3 million. The reduction of our prior accident year loss reserves primarily consisted of a $11.6 million reduction in our general liability lines, a $2.5 million reduction in our property lines, and a $1.7 million reduction in our umbrella lines, offset partially by a $5.7 million increase in our professional liability lines and a $1.8 million increase in our auto liability lines:

•

General Liability: The reduction in the general liability lines primarily consisted of net reductions of $25.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance by $1.3 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $13.9 million in accident years 2009 and 2010 primarily driven by loss emergence primarily within our Diamond State product as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were primarily the result of a methodology change during the year, with some increases in recent years due to a slight increase in claim frequency in one of our review segments. We are addressing profitability concerns by exiting certain classes of business within this line.

•

Property: The reduction in the property lines primarily related to accident years 2009 and 2010 related to anticipated subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: The $1.7 million reduction in the umbrella lines primarily related to accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional Liability: The increase in the professional liability lines primarily consisted of increases of $19.0 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $13.2 million related to all other accident years. In 2011, we exited certain professional liability classes where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds.

•	Auto Liability: The increase in the auto liability lines is primarily related to accident year 2010 due to higher than expected severity.

The reduction in our allowance for uncollectible reinsurance is primarily due to due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables.

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

Net losses and loss adjustment expenses were $188.4 million for 2011, compared with $71.2 million for 2010, an increase of $117.2 million or 164.6%. Excluding the $9.7 million reduction of net losses and loss adjustment expenses for prior accident years in 2011 and the $56.8 million reduction of net losses and loss adjustment expenses for prior accident years in 2010, the current accident year net losses and loss adjustment expenses were $198.0 million and $128.0 million for 2011 and 2010, respectively. This increase is primarily attributable to an increase to losses related to a premium deficiency in the current year, the impact of an increase in current accident year loss reserves related to our general liability lines, the increase in net premiums earned, and the increase in current accident year severity as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $96.7 million for 2011, compared with $91.5 million for 2010, an increase of $5.2 million or 5.7%. The increase is due to an $8.6 million increase in acquisition costs offset partially by a $3.4 million decrease in other underwriting expenses.

•

The increase in acquisition costs is primarily due to a write down of deferred acquisition costs related to premium deficiencies, an increase in commissions and premium taxes resulting mainly from an increase in net earned premiums and a decrease in ceding commissions resulting from an increase in retained business. As of December 31, 2011, deferred acquisition costs were $1.9 million lower than they would have been as a result of premium deficiencies.

•

The decrease in other underwriting expenses is primarily due to an overall decrease in employee compensation related to the Profit Enhancement Initiative as well as a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 44.6% for 2011, compared with 47.1% for 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to a decrease in contingent commissions recorded in the current period compared to the same period last year, a decrease in employee compensation costs related to the Profit Enhancement Initiative, and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, partially offset a write down of deferred acquisition costs related to premium deficiencies. Excluding the impact of the write down of deferred acquisition costs, the expense ratio for our Insurance Operations was 43.7% for the year ended December 31, 2011.

The combined ratio for our Insurance Operations was 131.5% for 2011, compared with 83.7% for 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio increased from 111.6% in 2010 to 136.0% in 2011. Excluding the impact of the write down to deferred acquisition costs related to premium deficiencies, the current accident year combined ratio was 133.5% in 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from underwriting

The factors described above resulted in a loss from underwriting for our Insurance Operations of $56.3 million for 2011, compared with income from underwriting of $32.2 million for 2010, a decrease of $88.5 million.

Reinsurance Operations

The components of income from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

			Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$78,755	$100,282	$(21,527)	(21.5%)

Net premiums written	$78,253	$100,439	$(22,186)	(22.1%)

Net premiums earned	$81,305	$92,607	$(11,302)	(12.2%)
Losses and expenses:
Net losses and loss adjustment expenses	90,326	59,184	31,142	52.6%
Acquisition costs and other underwriting expenses	26,816	26,713	103	0.4%

Income (loss) from underwriting	$(35,837)	$6,710	$(42,547)	(634.1%)

Underwriting Ratios:
Loss ratio:
Current accident year	95.0	61.0	34.0
Prior accident year	16.1	2.9	13.2

Calendar year loss ratio	111.1	63.9	47.2
Expense Ratio	33.0	28.8	4.2

Combined ratio	144.1	92.7	51.4

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $78.8 million for 2011, compared with $100.3 million for 2010, a decrease of $21.5 million or 21.5%. The decrease was primarily due to the sale of a company that elected not to renew its treaty with Wind River Reinsurance post-acquisition and non-renewing treaties that did not meet our return hurdles.

Net premiums written, which equals gross premiums written less ceded premiums written, was $78.3 million for 2011, compared with $100.4 million for 2010, a decrease of $22.2 million or 22.1%. The decrease was primarily due to the decrease in gross premiums written as described above. The ratio of net premiums written to gross premiums written was 99.4% for 2011 and 100.2% for 2010, a decrease of 0.8 points.

Net premiums earned were $81.3 million for 2011, compared with $92.6 million for 2010, a decrease of $11.3 million or 12.2%. The decrease was primarily due to the non-renewal of certain treaties that did not meet our return hurdles throughout 2011. Property net premiums earned for 2011 and 2010 were $32.8 million and $35.3 million, respectively. Casualty net premiums earned for 2011 and 2010 were $48.5 million and $57.3 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 111.1% for 2011 compared with 63.9% for 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

In 2011, the current accident year loss ratio increased 34.0 points from 61.0% in 2010 to 95.0% in 2011.

•

The current accident year property loss ratio was 94.3% in 2011 compared to 38.2% in 2010. This increase was primarily due to catastrophe losses related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods, Alabama tornadoes, Hurricane Irene, Tropical Storm Lee and other U.S. catastrophe events. Current accident year property losses for the year ended December 31, 2011 and 2010 were $31.0 million and $13.5 million, respectively.

•	The casualty lines loss ratio was 95.5% in 2011 compared to 75.1% in 2010. This increase was primarily due to higher than expected losses on general liability treaties.

The impact of changes to prior accident years is an increase of 13.2 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $13.1 million in 2011 and an increase of net losses and loss adjustment expenses for prior accident years of $2.7 million in 2010. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•

In 2011, we increased our prior accident year loss reserves by $13.1 million. The increase in our prior accident year loss reserves primarily consisted of a $8.7 million increase in general liability lines, a $3.1 million increase in our automobile liability lines, a $1.5 million increase in property lines, and a $1.0 million increase in our workers’ compensation lines, offset partially by a decrease of $1.3 million in our professional liability lines:

•	General Liability: The increase in our general liability lines was primarily related to accident years 2009 and 2010 due to loss estimates that were greater than expected.

•

Automobile Liability: The increase in the automobile liability lines was primarily related to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011.

•	Property: The increase in the property lines primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•

Workers’ Compensation: The increase in our workers’ compensation lines is primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•	Professional Liability: The decrease in professional liability lines are primarily related to accident years 2009 and 2010 and is the result of better than expected development on certain treaties.

•

In 2010, we increased our prior accident year loss reserves by $2.7 million. The increase in our prior accident year loss reserves primarily consisted of a $2.6 million increase in our automobile liability lines and a $0.5 million increase in our workers’ compensation lines, offset partially by a decrease of $0.5 million in our property lines:

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

Net losses and loss adjustment expenses were $90.3 million for 2011, compared with $59.2 million for 2010, an increase of $31.1 million or 52.6%. Excluding the $13.1 million increase of net losses and loss adjustment expenses for prior accident years in 2011 and the $2.7 million increase of net losses and loss adjustment expenses for prior accident years in 2010, the current accident year net losses and loss adjustment expenses were $77.3 million and $56.5 million for 2011 and 2010, respectively. This increase is primarily attributable to large catastrophe losses incurred during the first nine months of 2011 as discussed above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $26.8 million for 2011, compared with $26.7 million for 2010, an increase of $0.1 million or 0.4%. The increase is due to a $1.5 million increase in other underwriting expenses, partially offset by a $1.4 million decrease in acquisition costs.

•	The $1.5 million increase in other underwriting expenses is primarily due to an increase in compensation related to the hiring of new employees within this business unit.

•

The $1.4 million decrease in acquisition costs is primarily due to a decrease in contingent commissions resulting from higher than expected current and prior accident year losses discussed above, offset partially by a write down of deferred acquisition costs related to premium deficiencies. As of December 31, 2011, deferred acquisition costs were $2.9 million lower than they would have been as a result of premium deficiencies.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 33.0% for 2011, compared with 28.8% for 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to an increase in compensation related to the hiring of new employees within this business unit and a write down of deferred acquisition costs related to premium deficiencies, offset partially by a decrease in contingent commissions resulting from higher than expected current and prior accident year losses. Excluding the impact of the write down of deferred acquisition costs related to premium deficiencies, the expense ratio for our Reinsurance Operations was 29.4% for the year ended December 31, 2011.

The combined ratio for our Reinsurance Operations was 144.1% for 2011, compared with 92.7% for 2010. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio increased from 88.2% in 2010 to 128.0% in 2011. Excluding the impact of the write down of deferred acquisition costs related to premium deficiencies, the current accident year combined ratio was 123.6% for the year ended December 31, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from underwriting

The factors described above resulted in a loss from underwriting for our Reinsurance Operations of $35.8 million in 2011, compared to income from underwriting of $6.7 million in 2010, a decrease of $42.5 million.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Net investment income	$53,112	$56,623	$(3,511)	(6.2%)
Net realized investment gains	21,473	26,437	(4,964)	(18.8%)
Corporate and other operating expenses	(13,528)	(21,127)	(7,599)	(36.0%)
Interest expense	(6,476)	(7,020)	(544)	(7.7%)
Income tax expense	(2,093)	(8,892)	(6,799)	(76.5%)
Equity in net income (loss) of partnership, net of tax	53	(22)	75	N/M

N/M – Not meaningful

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $53.1 million for 2011, compared with $56.6 million for 2010, a decrease of $3.5 million or 6.2%.

•

Gross investment income was $57.8 million for 2011, compared with $62.6 million for 2010, a decrease of $4.8 million or 7.6%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010 as well as a reduction in cash and invested assets. Cash and invested assets, including net receivable for securities sold, decreased to $1,649.2 million as of December 31, 2011 from $1,712.4 million as of December 31, 2010, a decrease of $63.2 million or 3.7%. This decrease was primarily due to the funding of the share repurchase program (see Note 13), debt repayments, and negative operating cash flow.

•	Investment expenses were $4.7 million for 2011, compared with $6.0 million for 2010, a decrease of $1.3 million or 21.0%. The decrease is primarily due to trust fee reductions in the current period.

The average duration of our fixed maturities portfolio was 1.8 years as of December 31, 2011, compared with 2.2 years as of December 31, 2010. Including cash and short-term investments, the average duration of our fixed maturities portfolio as of December 31, 2011 was 1.6 years compared with 2.1 years as of December 31, 2010. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2011, our book yield on our fixed maturities, not including cash, was 3.58% compared with 3.92% at December 31, 2010. As of December 31, 2011, our investment portfolio held $152.5 million in tax-exempt municipals with a book yield of 3.69% and $53.7 million in taxable municipals with a book yield of 3.31%.

Net Realized Investment Gains

Net realized investment gains were $21.5 million for 2011, compared with $26.4 million for 2010. The net realized investment gains for 2011 consist primarily of net gains of $14.2 million relative to our fixed maturities and $14.7 million relative to our equity securities, offset by mutual fund losses of $0.8 million and other than temporary impairment losses of $6.6 million. The net realized investment gains for 2010 consist primarily of net gains of $17.4 million relative to our fixed maturities and $9.5 million relative to our equity portfolio, offset by other than temporary impairment losses of $0.5 million.

See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2011 and 2010.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, development costs, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $13.5 million for 2011, compared with $21.1 million for 2010, a decrease of $7.6 million or 36.0%. The decrease is primarily due to cost savings resulting from our previously disclosed Profit Enhancement Initiative and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, offset partially by an increase in outside legal fees.

Interest Expense

Interest expense was $6.5 million and $7.0 million for 2011 and 2010, respectively. This reduction was primarily due to a principal payment of $18.0 million on our senior notes payable made during July, 2011. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Income Tax Expense

Income tax expense was $2.1 million for 2011, compared with $8.9 million for 2010. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Equity in Net Earnings (Loss) of Partnerships

Equity in net earnings of partnerships, net of tax was $0.05 million for 2011, compared with equity in net loss of partnerships, net of tax of $0.02 million for 2010, an increase of $0.07 million.

Net Income (Loss)

The factors described above resulted in a net loss of $39.6 million in 2011, compared with net income of $84.9 million in 2010, a decrease of $124.5 million.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment are as follows:

			Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%
Gross premiums written	$245,481	$267,992	$(22,511)	(8.4)%

Net premiums written	$196,065	$218,264	$(22,199)	(10.2)%

Net premiums earned	$194,167	$250,409	$(56,242)	(22.5)%
Other income	653	—	653	100.0%

Total revenues	$194,820	$250,409	$(55,589)	(22.2)%
Losses and expenses:
Net losses and loss adjustment expenses	71,175	146,197	(75,022)	(51.3)%
Acquisition costs and other underwriting expenses (1)	91,451	106,297	(14,846)	(14.0)%

Income (loss) from underwriting	$32,194	$(2,085)	$34,279	1,644.1%

Underwriting Ratios:
Loss ratio:
Current accident year	65.9	62.0	3.9
Prior accident year	(29.3)	(3.6)	(25.7)

Calendar year	36.6	58.4	(21.8)
Expense ratio:
Current accident year	45.7	42.1	3.6
Prior accident year	1.4	0.3	1.1

Calendar year	47.1	42.4	4.7

Combined ratio	83.7	100.8	(17.1)

(2)	Includes excise tax of $1,021 and $1,342 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2010 and 2009, respectively.

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

•

General Liability: The reduction in the general liability lines primarily consisted of net reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during those years, partially offset by increases of $10.6 million related to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions.

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

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase /(Decrease)
(Dollars in thousands)	2010	2009	$	%
Net investment income	$56,623	$70,214	$(13,591)	(19.4%)
Net realized investment gains	26,437	15,862	10,575	66.7%
Corporate and other operating expenses	(21,127)	(16,752)	4,375	26.1%
Interest expense	(7,020)	(7,216)	(196)	(2.7%)
Income tax expense	(8,892)	(4,310)	4,582	106.3%
Equity in net income (loss) of partnership, net of tax	(22)	5,276	(5,298)	(100.4%)

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

Interest Expense

Interest expense was $7.0 million and $7.2 million for 2010 and 2009, respectively. The reduction was due to decreases in LIBOR rates during 2010, which is the basis for interest paid on the trust preferred debt. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Income Tax Expense

Income tax expense was $8.9 million for 2010, compared with $4.3 million for 2009. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Equity in Net Earnings (Loss) of Partnerships

Equity in net loss of partnerships, net of tax was $0.02 million for 2010, compared with equity in net earnings of partnerships, net of tax of $5.3 million for 2009, a decrease of $5.3 million. The income in 2009 was due to the performances of limited partnership investments which invest mainly in high yield bonds and corporate loans. All but the remaining value of $1.1 million of the partnership interests that generated income in 2009 was redeemed as of December 31, 2009. The Company’s remaining interest of $1.1 million was liquidated in February, 2011.

Net Income

The factors described above resulted in net income of $84.9 million in 2010, compared with $75.4 million in 2009, an increase of $9.5 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect insurance subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Reinsurance, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.

The principal source of cash that Global Indemnity needs to meet its short term and long term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from its direct and indirect subsidiaries and reimbursement for equity awards granted to employees. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Currently, Global Indemnity has no planned capital expenditures that could have a material impact on its short-term or long-term liquidity needs.

In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B ordinary shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by the state laws are based on the statutory financial results of each company within our Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles.” Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

Under Indiana law, Diamond State Insurance Company and United National Casualty Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the 12 consecutive months ending on the date on which the proposed dividend or distribution is scheduled to be made, exceeds the greater of (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Indiana does not permit a domestic insurer to declare or pay a dividend except out of earned surplus unless otherwise approved by the commissioner before the dividend is paid. See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Subsidiaries in 2011.

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

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. Insurance Companies in 2011 and the maximum amount of distributions that they could pay as dividends in 2012.

Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2011 statutory financial statements that will be filed in 2012, we believe Wind River Reinsurance could pay a dividend of up to $192.6 million without requesting BMA approval.

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

Our reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that we collect premiums, net of commission, in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.

Net cash was used for operating activities in 2011, 2010, and 2009 was $7.7 million, $1.0 million and $52.6 million, respectively.

In 2011, the decrease in operating cash flows of approximately $6.7 million from the prior year was primarily a net result of the following items:

	2011	2010	Change
Net premiums collected	$284,297	$300,175	$(15,878)
Net losses paid	(225,192)	(214,850)	(10,342)
Acquisition costs and other underwriting expenses	(116,975)	(139,906)	22,931
Net investment income	61,058	61,765	(707)
Net federal income taxes recovered (paid)	(4,895)	(1,832)	(3,063)
Interest paid	(6,900)	(6,961)	61
Other	869	583	286

Net cash used for operating activities	$(7,738)	$(1,026)	$(6,712)

In 2010, the increase in operating cash flows of approximately $51.6 million from the prior year was primarily a net result of the following items:

	2010	2009		Change
Net premiums collected	$300,175	$270,512		$29,663
Net losses paid	(214,850)	(282,144	)(1)	67,294
Acquisition costs and other underwriting expenses	(139,906)	(128,725)		(11,181)
Net investment income	61,765	76,791		(15,026)
Net federal income taxes recovered (paid)	(1,832)	18,311		(20,143)
Interest paid	(6,961)	(7,292)		331
Other	583	(96)		679

Net cash used for operating activities	$(1,026)	$(52,643)		$51,617

(1)	Includes an out-of-period adjustment of $(18.6) million. See Note 4 in Item 8 of Part II of this report for details concerning this adjustment.

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning our investing and financing activities.

Liquidity

Currently, we believe each company in our Insurance Operations and Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. Our holding companies also maintain sufficient liquidity to meet their obligations. At December 31, 2011, Global Indemnity had cash and cash equivalents of $175.9 million.

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

In 2012, we expect that, in the aggregate, our Insurance Operations and Reinsurance Operations will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. During 2011, we decreased the average duration on our investment portfolio in order to defensively position ourselves during the current low interest rate environment.

We have access to various capital sources including dividends from insurance subsidiaries, invested assets in our Non-U.S. Subsidiaries, and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our dividend capacity.

Capital Resources

In July 2005, we sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. In accordance with the agreement, on July 20, 2011, we prepaid $18.0 million of the principal amount of the guaranteed senior notes. As of December 31, 2011, we owe $72.0 million under these agreements. On July 20, 2012 and on each anniversary thereafter to and including July 20, 2014, we are required to prepay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. We are dependent on dividends received from our Insurance Operations to fund this debt service. The notes are guaranteed by Global Indemnity (Cayman) Ltd. In the event that debt service obligations were not satisfied, Global Indemnity Group would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à.r.l., its parent company.

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan has been used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. At December 31, 2011, there was $1.6 million of accrued interest on the loan. United America Indemnity, Ltd. is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Wind River Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. which bears interest at 5.25%. The proceeds of the line were used to fund the purchases of our Class A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principle and accrued interest to date. As of December 31, 2011, there was $53.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds promissory notes of $175.0 million and $110.0 million from Global Indemnity Group which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. Interest on these notes is paid annually. Global Indemnity Group has no income producing operations. The ability of Global Indemnity Group to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line are being loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of our Class A ordinary shares as part of our $100.0 million share repurchase program announced in September, 2011. As of December 31, 2011, there was $39.1 million outstanding on the line of credit, with accrued interest of $0.03 million.

AIS owes $30.9 million to affiliated parties in junior subordinated debentures which are due in 2033. Interest is payable quarterly. See Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, AIS would be precluded from paying dividends to Global Indemnity Group, its parent company.

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

We are party to a management agreement with Fox Paine & Company, LLC, whereby in connection with certain management services provided to us by Fox Paine & Company, LLC, Global Indemnity (Cayman), Ltd. agreed to pay an annual management fee of $1.5 million to Fox Paine & Company, LLC.

Contractual Obligations

We have commitments in the form of operating leases, a revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2011, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

	Total	Payment Due by Period
		1 Year 1/1/12 – 12/31/12	2 to 3 Years 1/1/13 – 12/31/14	4 to 5 Years 1/1/15 – 12/31/16	6 Years and Later
(Dollars in thousands)
Operating leases (1)	$7,530	$3,058	$3,803	$346	$323
Commitments to fund limited partnerships	2,520	2,520	—	—	—
Senior notes (2)	83,196	22,478	41,598	19,120	—
Junior subordinated debentures (3)	61,258	1,384	2,768	2,768	54,338
Term Loans	71	71	—	—	—
Unpaid losses and loss adjustment expenses obligations (4)	971,377	242,920	288,555	149,882	290,020

Total	$1,125,952	$272,431	$336,724	$172,116	$344,681

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases, net of expected sub-lease income from abandoned space. As part of our Profit Enhancement Initiative, we incurred charges in 2011 and 2010 resulting from future minimum lease commitments related to unused space. Cash payment on leases related to unused space will be paid in future periods and are included in this table.
(2)	On July 20, 2005, we sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. In accordance with the agreement, on July 20, 2011, we prepaid $18.0 million of the principle amount of the guaranteed senior notes. On July 20, 2012 and on each anniversary thereafter to and including July 20, 2014, we are required to prepay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by Global Indemnity (Cayman), Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003.
(3)	See discussion in “Capital Resources.”
(4)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from our reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

Future increases in inflation could result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and resulting in unrealized losses and reductions in shareholders’ equity.

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

Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents, brokers, insurance companies and reinsurance companies from which we derive our business; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our completed re-domestication to Ireland, which may include encountering difficulties moving jurisdictions and opening new offices and functions, tax and financial expectations and advantages not materializing or changing, our stock price could decline, and Irish corporate governance and regulatory schemes could prove different or more challenging than currently expected; (12) new tax legislation or interpretations that could lead to an increase in our tax burden; (13) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (14) foreign currency fluctuations; (15) impact of catastrophic events; (16) estimates of the projected annual savings and costs for the Profit Enhancement Initiative, which we made based on information available at the time the charges were recorded; (17) our subsidiaries’ ability to pay dividends; (18) risks and uncertainties relating to our share repurchase program; and (19) uncertainties relating to ongoing or future litigation matters.

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

As of December 31, 2011, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,312,707	$15,822	1.2%
(100)	1,309,984	13,099	1.0%
No change	1,296,885	—	0.0%
100	1,271,207	(25,678)	(2.0%)
200	1,245,139	(51,746)	(4.0%)

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

As of December 31, 2011, we had approximately $2.3 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2011, approximately $0.3 million of those investments have been rated BBB- to A by Standard & Poor’s and $2.0 million were rated below investment grade. As of December 31, 2010, the Company had approximately $3.0 million worth of investment exposure to subprime and Alt-A investments. Of that amount, approximately $0.2 million have been rated AAA by Standard & Poor’s, $0.2 million were rated BBB- to AA, and $2.6 million were rated below investment grade. There were no impairments on these investments during the year ended December 31, 2011. Impairments on these investments were $0.04 million during the year ended December 31, 2010.

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

Equity Price Risk

In 2011, the strategy for our equity portfolio followed a large cap value approach. This investment style will place primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

We compare the results of our equity portfolio to a customized benchmark. Effective July, 2011, the custom benchmark is the S&P 500 Value excluding financials. Prior to July, 2011, the custom benchmark was the S&P 500/Citigroup excluding P&C Insurers, Multi-line insurers and Investment Banks/Brokers Index. To protect against equity price risk, the sector exposures within our equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2011, our common stock portfolio had a return of (0.9) %, not including investment advisor fees, compared to the benchmark return of 4.2%.

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

We attempt to mitigate our unsystematic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 5.2% of the market value of the equity portfolio. We continue to have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2011, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$134,689	(2.6%)
(10%)	151,525	(1.3%)
No change	168,361	—
10%	185,197	1.3%
20%	202,033	2.6%

(1)	Net of 35% tax

Foreign Currency Exchange Risk

We have foreign currency exchange risk associated with a portion of the business written at Wind River Reinsurance, as well as a small portion of expenses related to corporate overhead in our Ireland office. We also maintain investments in foreign denominated securities and cash accounts in foreign currencies in order to pay expenses in foreign countries. At period-end, we re-measure those non-U.S. currency financial assets to their current U.S. dollar equivalent. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, we re-measure the liabilities to their current U.S. dollar equivalent each period end.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Global Indemnity plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Indemnity plc and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 14, 2012

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,258,533 and $1,393,655)	$1,296,885	$1,444,392
Equity securities:
Available for sale, at fair value (cost: $155,390 and $121,604)	168,361	147,526
Other invested assets:
Available for sale, at fair value (cost: $4,150 and $4,255)	6,617	4,268
Securities classified as trading, at fair value (cost: $0 and $1,112)	—	1,112

Total investments	1,471,863	1,597,298
Cash and cash equivalents	175,860	119,888
Premiums receivable, net	47,844	56,657
Reinsurance receivables	287,986	422,844
Federal income taxes receivable	2,223	—
Deferred federal income taxes	13,242	6,926
Deferred acquisition costs	25,565	35,344
Intangible assets	18,704	19,082
Goodwill	4,820	4,820
Prepaid reinsurance premiums	6,555	11,104
Receivable for securities sold	1,484	—
Other assets	19,371	20,720

Total assets	$2,075,517	$2,294,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$971,377	$1,052,743
Unearned premiums	114,041	135,872
Ceded balances payable	8,887	12,376
Contingent commissions	7,473	9,260
Payable for securities purchased	—	4,768
Federal income taxes payable	—	55
Notes and debentures payable	103,000	121,285
Other liabilities	29,075	29,655

Total liabilities	1,233,853	1,366,014

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,429,683 and 21,340,821, respectively; Class A ordinary shares outstanding: 16,810,678 and 18,300,544, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	621,917	622,725
Accumulated other comprehensive income, net of taxes	40,174	57,211
Retained earnings	310,014	349,642
Class A ordinary shares in treasury, at cost: 4,619,005 and 3,040,277 shares, respectively	(130,444)	(100,912)

Total shareholders’ equity	841,664	928,669

Total liabilities and shareholders’ equity	$2,075,517	$2,294,683

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Gross premiums written	$307,903	$345,763	$340,999

Net premiums written	$280,570	$296,504	$290,995

Net premiums earned	$297,854	$286,774	$301,674
Net investment income	53,112	56,623	70,214
Net realized investment gains:
Other than temporary impairment losses on investments	(6,628)	(511)	(5,689)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	43	115
Other net realized investment gains	28,101	26,905	21,436

Total net realized investment gains	21,473	26,437	15,862
Other income	12,136	653	—

Total revenues	384,575	370,487	387,750
Losses and Expenses:
Net losses and loss adjustment expenses	278,684	130,359	169,382
Acquisition costs and other underwriting expenses	123,475	118,164	119,929
Corporate and other operating expenses	13,528	21,127	16,752
Interest expense	6,476	7,020	7,216

Income (loss) before income taxes	(37,588)	93,817	74,471
Income tax expense	2,093	8,892	4,310

Income (loss) before equity in net income (loss) of partnerships	(39,681)	84,925	70,161
Equity in net income (loss) of partnerships, net of taxes	53	(22)	5,276

Net income (loss)	$(39,628)	$84,903	$75,437

Per share data (1) (2) (3) :
Net income (loss)
Basic	$(1.31)	$2.81	$2.92

Diluted	$(1.31)	$2.80	$2.91

Weighted-average number of shares outstanding
Basic	30,246,095	30,237,787	25,856,049

Diluted	30,246,095	30,274,259	25,881,382

(1)	In computing the basic and diluted weighted share counts the number of shares outstanding prior to May 5, 2009 (the date that the ordinary stock was issued in conjunction with the Stockholders’ Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Stockholders’ Rights Offering in accordance with GAAP.
(2)	Shares outstanding and per share amounts for 2009 have been retrospectively restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.
(3)	For the year ended December 31, 2011, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for each period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$(39,628)	$84,903	$75,437

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(2,195)	28,085	40,532
Portion of other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	(31)	88	150
Recognition of previously unrealized holding gains	(14,811)	(19,400)	(11,129)
Unrealized foreign currency translation gains (losses)	—	(43)	140

Other comprehensive income (loss), net of tax	(17,037)	8,730	29,693

Comprehensive income (loss), net of tax	$(56,665)	$93,633	$105,130

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2011	2010	2009
Number of Class A ordinary shares issued:
Number at beginning of period	21,340,821	21,243,345	12,516,309
Ordinary shares issued under share incentive plan	47,682	20,828	36,064
Ordinary shares issued to Directors	41,180	76,648	101,762
Ordinary shares issued under Rights Offering	—	—	8,589,210

Number at end of period	21,429,683	21,340,821	21,243,345

Number of Class B ordinary shares issued:
Number at beginning of period	12,061,370	12,061,370	6,343,750
Ordinary shares issued under Rights Offering	—	—	5,717,620

Number at end of period	12,061,370	12,061,370	12,061,370

Par value of Class A ordinary shares:
Balance at beginning and end of period	$2	$2	$2

Par value of Class B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$622,725	$619,473	$524,346
Share compensation plans	(808)	3,252	3,294
Ordinary shares issued under Rights Offering	—	—	91,833

Balance at end of period	$621,917	$622,725	$619,473

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$57,211	$48,481	$25,108
Other comprehensive income (loss):
Change in unrealized holding gains (losses) during the period	(17,008)	8,703	29,554
Change in other than temporary impairment losses recognized in other comprehensive income, net of taxes	(29)	70	(1)
Unrealized foreign currency translation gains (losses)	—	(43)	140

Other comprehensive income (loss)	(17,037)	8,730	29,693
Cumulative effect adjustment per new impairment accounting guidance	—	—	(6,320)

Balance at end of period	$40,174	$57,211	$48,481

Retained earnings:
Balance at beginning of period	$349,642	$264,739	$182,982
Net income (loss)	(39,628)	84,903	75,437
Cumulative effect adjustment per new impairment accounting guidance	—	—	6,320

Balance at end of period	$310,014	$349,642	$264,739

Number of Treasury Shares:
Number at beginning of period	3,040,277	3,028,106	3,009,578
Class A ordinary shares purchased	1,578,728	12,171	18,528

Number at end of period	4,619,005	3,040,277	3,028,106

Treasury Shares, at cost:
Balance at beginning of period	$(100,912)	$(100,720)	$(100,446)
Class A ordinary shares purchased, at cost	(29,532)	(192)	(274)

Balance at end of period	$(130,444)	$(100,912)	$(100,720)

Total shareholders’ equity	$841,664	$928,669	$831,976

Share amounts prior to July 2, 2010 have been retrospectively restated to reflect the 1-for-2 stock exchange when the Company completed its re-domestication to Ireland.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(39,628)	$84,903	$75,437
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	76	83	83
Amortization and depreciation	2,224	4,466	73
Restricted stock and stock option expense	(651)	3,510	4,588
Deferred federal income taxes	(525)	3,484	9,655
Amortization of bond premium and discount, net	6,196	3,450	1,995
Net realized investment gains	(21,473)	(26,437)	(15,862)
Equity in net (income) loss of partnerships	(53)	22	(5,276)
Changes in:
Premiums receivable, net	8,813	13,054	(12,594)
Reinsurance receivables	134,858	120,507	135,926
Unpaid losses and loss adjustment expenses	(81,366)	(204,998)	(248,688)
Unearned premiums	(21,831)	4,290	(18,095)
Ceded balances payable	(3,489)	(3,633)	(9,156)
Other assets and liabilities, net	(1,153)	(8,676)	2,867
Contingent commissions	(1,787)	(1,909)	4,474
Federal income tax receivable/payable	(2,277)	3,576	12,966
Deferred acquisition costs, net	9,779	(2,160)	1,550
Prepaid reinsurance premiums	4,549	5,442	7,414

Net cash used for operating activities	(7,738)	(1,026)	(52,643)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	724,969	650,386	499,857
Proceeds from sale of equity securities	122,045	49,537	86,376
Proceeds from maturity of fixed maturities	45,225	45,020	49,260
Proceeds from sale of other invested assets	10,565	68	60,191
Purchase of fixed maturities	(635,736)	(684,635)	(728,075)
Purchase of equity securities	(145,355)	(109,802)	(80,778)
Purchase of other invested assets	(10,054)	—	(31,334)
Acquisition of business, net of cash acquired	—	(14,970)	—

Net cash provided by (used for) investing activities	111,659	(64,396)	(144,503)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	—	—	91,833
Tax expense associated with share-based compensation plans	(132)	(258)	(794)
Purchase of Class A ordinary shares	(29,532)	(192)	(274)
Principal payments of term debt	(18,285)	(284)	(276)

Net cash provided by (used for) financing activities	(47,949)	(734)	90,489

Effect of exchange rates on cash and cash equivalents	—	(43)	140

Net change in cash and cash equivalents	55,972	(66,199)	(106,517)
Cash and cash equivalents at beginning of period	119,888	186,087	292,604

Cash and cash equivalents at end of period	$175,860	$119,888	$186,087

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

The Company offers property and casualty insurance products in the excess and surplus lines marketplace through its Insurance Operations and provides third party treaty reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance through its Reinsurance Operations. The Company manages its Insurance Operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise our Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Wind River Reinsurance. Wind River Reinsurance provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers. Wind River Reinsurance also participates as a retrocessionaire on business assumed by other reinsurers.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes a premium deficiency if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium and anticipated investment income. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

During the year ended December 31, 2011, the Company recorded $13.3 million of premium deficiency charges, comprised of reductions to deferred acquisition costs of $8.2 million and increases to unpaid loss and loss adjustment expenses of $5.1 million. As of December 31, 2011, $4.1 million of premium deficiency reserves were included in unpaid losses and loss adjustment expenses.

The $13.3 million of premium deficiency charges recorded during the year ended December 31, 2011 consisted of $8.1 million recorded in our Insurance Operations and $5.2 million recorded in our Reinsurance Operations. The $8.1 million recorded in our Insurance Operations related primarily to casualty and professional lines products distributed through wholesale brokers and consisted of $3.7 million of reductions to deferred acquisition costs and $4.4 million of increases to unpaid loss and loss adjustment expenses. The $5.2 million recorded in our Reinsurance Operations related primarily to our marine lines and consisted of $4.5 million of reductions to deferred acquisition costs and $0.7 million of increases to unpaid loss and loss adjustment expenses.

For the year ended December 31, 2011, the Company’s results of operations reflect acquisition and loss and loss adjustment expenses that were $8.9 million higher, or $0.24 per diluted share, than they otherwise would have been as a result of the premium deficiency charges. Total premium deficiency charges recorded during 2011 were $13.3 million, however $4.4 million would have been expensed regardless as a result of amortization of deferred acquisition costs and recognition of loss and loss adjustment expenses incurred.

The $8.9 million net impact during the year ended December 31, 2011 consisted of $5.3 million recorded in our Insurance Operations and $3.6 million recorded in our Reinsurance Operations. The $5.3 million net impact recorded in our Insurance Operations consisted of $1.9 million of reductions to deferred acquisition costs and $3.4 million of increases to loss and loss adjustment expense reserves. The $3.6 million net impact recorded in our Reinsurance Operations consisted of $2.9 million of reductions to deferred acquisition costs and $0.7 million of increases to loss and loss adjustment expense reserves.

There was no impact to our financial condition resulting from premium deficiencies during the years ended December 31, 2010 or 2009.

3.	Re-domestication

In February 2010, the Company’s Board of Directors approved a plan for the Company to re-domesticate from the Cayman Islands to Ireland. At a special shareholders meeting held on May 27, 2010, the Company’s shareholders voted in favor of completing the re-domestication proposal pursuant to which all United America

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 2, 2010, we committed to a Profit Enhancement Initiative with respect to our Insurance Operations. The plan was initiated on November 4, 2010, and is part of our efforts to streamline our operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. This initiative is intended to enhance profitability and earnings by aligning corporate overhead costs with changes in our business. In the fourth quarter of 2010, the Company reduced its U.S. based census by approximately 25%, closed underperforming U.S. facilities, and supplemented staffing in Bermuda and in Ireland. All action items relating to this initiative were implemented by December 31, 2010.

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

In December of 2011 we incurred additional costs related to streamlining our operations in response to the continued competitive landscape within the excess and surplus lines market. These charges were recorded within our consolidated statement of operations in the fourth quarter of 2011 and impacted both our United States based Insurance Operations as well as our Bermuda based Reinsurance Operations. All action items related to the reorganization were implemented by December 31, 2011.

Components of the reorganization included (1) employee termination and severance charges of $0.79 million; (2) charges of $0.84 million related to discontinuing use of leased office space, net of expected sub-lease income; and (3) fixed asset and leasehold improvement impairments of $1.17 million. Of the $2.79 million in additional charges incurred, $2.03 million were recorded within our Insurance Operations segment and $0.76 million were recorded within our Reinsurance Operations segment.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2011 and 2010:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total
Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments in 2011 for 2010 actions	(1,129)	(805)	—	(492)	(2,426)
Non-cash adjustments in 2011 for 2010 actions	—	259	—	—	259
Additional charges incurred in 2011	785	842	1,165	—	2,792
Non-cash adjustments in 2011 for 2011 actions	—	—	(1,165)	—	(1,165)

Liability at December 31, 2011	$785	$1,828	$—	$—	$2,613

The following table summarizes the charges incurred within our consolidated statement of operations for the years ended December 31, 2011 and 2010:

(Dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010
Net earned premium	$—	$1,477
Acquisition costs and other underwriting expenses	3,051	3,874
Corporate and other operating expenses	—	1,430

Total restructuring charges	$3,051	$6,781

5.	Summary of Significant Accounting Policies

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, the Company did not hold any convertible bonds or convertible preferred stock. As of December 31, 2009, the Company held $0.6 million of convertible preferred stock. The change in the difference between the amortized cost and the market value of the convertible portfolio is included in income as a component of net realized investments gains (losses). The Company realized $0.003 million and $5.4 million in realized gains for the years ended December 31, 2010 and 2009, respectively, due to market value changes related to convertible securities.

As of December 31, 2011 and 2010, the Company held $195.9 million and $204.0 million in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR which resets periodically, typically at intervals between one month and one year. The Company’s investments in corporate loans are purchased in secondary markets for the purpose of being held as investments. They are carried at fair value with any change in the difference between amortized cost and fair value, net of the effect of deferred income taxes, reflected in accumulated other comprehensive income in shareholders’ equity. These investments are typically below investment grade.

The Company’s investments in other invested assets are comprised of limited liability partnership interests. Partnership interests where we owned more than 3% at any time are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and the fair value of the partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

The Company’s investments in other invested assets were valued at $6.6 million and $5.4 million as of December 31, 2011 and 2010, respectively. All of these amounts were comprised of securities for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

According to accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

For equity securities, management carefully reviews all securities with unrealized losses to determine if a security should be impaired and further focuses on securities that have either:

(1)	persisted with unrealized losses for more than twelve consecutive months or

(2)	the value of the investment has been 20% or more below cost for six continuous months or more.

The amount of any write-down, including those that are deemed to be other than temporary, is included in earnings as a realized loss in the period in which the impairment arose.

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2011, 2010, and 2009, please see Note 6 below.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, the Company had approximately $136.4 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.5 million and $1.2 million as of December 31, 2011 and 2010, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the analysis performed in 2011, there was no impairment of goodwill as of December 31, 2011.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the analysis performed in 2011, there were no impairments of indefinite lived intangible assets as of December 31, 2011.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the analysis performed in 2011, there were no impairments of definite lived intangible assets as of December 31, 2011.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables. Any changes in the allowances resulting from this review are included in income during the period in which the determination is made. During 2011, the Company decreased its uncollectible reinsurance reserve by $2.7 million due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables. During 2010, the Company decreased its uncollectible reinsurance reserve by $0.2 million due to a decrease in the amount of carried reinsurance receivables.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency shall be recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

The amortization of deferred acquisition costs for the years ended December 31, 2011, 2010, and 2009 was $92.8 million, $85.3 million, and $84.1 million, respectively. For the year ended December 31, 2011, the Company’s results of operations reflect acquisition costs and loss and loss adjustment expenses which were $4.8 million and $4.1 million higher, respectively, than they otherwise would have been as a result of premium deficiencies. Deferred acquisition costs were deemed to be fully recoverable as of December 31, 2010. For additional information surrounding premium deficiencies, see Note 2.

Notes and Debentures Payable

The carrying amounts reported in the balance sheet represent the outstanding balances.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the applicable accounting guidance that establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, the Company’s junior subordinated debentures are classified as a liability on the balance sheets and the related distributions are recorded as interest expense in the Statements of Operations.

The Company does not consolidate its business trust subsidiaries, which in the aggregate issued $30.0 million of Trust Preferred Securities and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2011 and 2010.

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to the Company’s Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions, which is stated separately on the face of the consolidated balance sheet as contingent commissions, was $7.5 million and $9.3 million as of December 31, 2011 and 2010, respectively.

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 16 for details.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

All share amounts reported prior to July 2, 2010 have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 3 above for more information regarding the re-domestication.

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options, warrants, and other equity awards. See Note 18 for details.

Foreign Currency

We maintain investments and cash accounts in foreign currencies related to the operations of our business. At period-end, we re-measure non-U.S. currency financial assets to their current U.S. dollar equivalent with the resulting gain or loss reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, we re-measure the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains were $0.4 million for both of the years ended December 31, 2011 and 2009. Net transaction losses were $0.4 million for the year ended December 31, 2010.

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

The Company has corrected this error in its consolidated financial statements as of and for the year ended December 31, 2009 by decreasing the “Cash and cash equivalents” and the “Unpaid losses and loss adjustment expenses” line items on the consolidated balance sheet and the “Unpaid losses and loss adjustment expenses” line item on the consolidated statement of cash flows by $18.6 million, the cumulative net effect of the error. The Company does not believe that that these adjustments are material to the consolidated financial statements for the year ended December 31, 2009 or to any prior years’ consolidated financial statements. As a result, the Company did not restate any prior period amounts.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2011 and 2010:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2011
Fixed maturities:
U.S. treasury and agency obligations	$123,089	$8,201	$(1)	$131,289	$—
Obligations of states and political subdivisions	198,374	7,822	(63)	206,133	—
Mortgage-backed securities	259,935	9,283	(228)	268,990	(13)
Asset-backed securities	94,096	1,931	(63)	95,964	(32)
Commercial mortgage-backed securities	29,975	66	(72)	29,969	—
Corporate bonds and loans	510,580	14,317	(3,696)	521,201	(134)
Foreign corporate bonds	42,484	994	(139)	43,339	—

Total fixed maturities	1,258,533	42,614	(4,262)	1,296,885	(179)
Common stock	155,390	19,436	(6,465)	168,361	—
Other invested assets	4,150	2,467	—	6,617	—

Total	$1,418,073	$64,517	$(10,727)	$1,471,863	$(179)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2010
Fixed maturities:
U.S. treasury and agency obligations	$192,746	$9,948	$(4)	$202,690	$—
Obligations of states and political subdivisions	239,872	5,756	(616)	245,012	—
Mortgage-backed securities	239,265	9,864	(49)	249,080	(19)
Asset-backed securities	112,626	2,548	(75)	115,099	(41)
Commercial mortgage-backed securities	38,963	9	(239)	38,733	—
Corporate bonds and loans	511,754	21,594	(564)	532,784	(134)
Foreign corporate bonds	58,429	2,570	(5)	60,994	—

Total fixed maturities	1,393,655	52,289	(1,552)	1,444,392	(194)
Common stock	120,674	25,300	(700)	145,274	—
Preferred stock	930	1,322	—	2,252	—
Other invested assets	5,367	13	—	5,380	—

Total	$1,520,626	$78,924	$(2,252)	$1,597,298	$(194)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company held a mortgage-backed security (“MBS”) issued by Government National Mortgage Association (“GNMA”) which represented approximately 2% and 8% of shareholders’ equity as of December 31, 2011 and 2010, respectively. Excluding U.S. treasuries, agency bonds, and the MBS issued by GNMA, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 2% of shareholders’ equity at December 31, 2011 or 2010, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$85,144	$86,100
Due in one year through five years	595,962	617,121
Due in five years through ten years	152,549	155,947
Due in ten years through fifteen years	9,700	11,136
Due after fifteen years	31,172	31,658
Mortgaged-backed securities	259,935	268,990
Asset-backed securities	94,096	95,964
Commercial mortgage-backed securities	29,975	29,969

	$1,258,533	$1,296,885

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2011:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$2,246	$(1)	$—	$—	$2,246	$(1)
Obligations of states and political subdivisions	—	—	6,843	(63)	6,843	(63)
Mortgage-backed securities	15,041	(210)	751	(18)	15,792	(228)
Asset-backed securities	13,622	(33)	657	(30)	14,279	(63)
Commercial mortgage-backed securities	9,967	(38)	8,869	(34)	18,836	(72)
Corporate bonds and loans	103,432	(3,301)	8,436	(395)	111,868	(3,696)
Foreign corporate bonds	5,429	(139)	—	—	5,429	(139)

Total fixed maturities	149,737	(3,722)	25,556	(540)	175,293	(4,262)
Common stock	44,859	(6,402)	303	(63)	45,162	(6,465)

Total	$194,596	$(10,124)	$25,859	$(603)	$220,455	$(10,727)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2010:

	Less than 12 months		12 months or longer (2)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$1,015	$(4)	$—	$—	$1,015	$(4)
Obligations of states and political subdivisions	38,601	(553)	1,651	(63)	40,252	(616)
Mortgage-backed securities	2,298	(29)	561	(20)	2,859	(49)
Asset-backed securities	7,021	(17)	880	(58)	7,901	(75)
Commercial mortgage-backed securities	32,889	(239)	—	—	32,889	(239)
Corporate bonds and loans	35,063	(559)	1,014	(5)	36,077	(564)
Foreign corporate bonds	1,990	(5)	—	—	1,990	(5)

Total fixed maturities	118,877	(1,406)	4,106	(146)	122,983	(1,552)
Common stock	12,580	(700)	—	—	12,580	(700)

Total	$131,457	$(2,106)	$4,106	$(146)	$135,563	$(2,252)

(2)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2011, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 5 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations—As of December 31, 2011, gross unrealized losses related to U.S. treasury and agency obligations were $0.001 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions—As of December 31, 2011, gross unrealized losses related to obligations of states and political subdivisions were $0.06 million. All unrealized losses have been in an unrealized loss position for twelve months or longer. These securities are rated A- or better. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities—As of December 31, 2011, gross unrealized losses related to mortgage-backed securities were $0.2 million. Of this amount, $0.02 million has been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset backed securities (“ABS”)—As of December 31, 2011, gross unrealized losses related to asset backed securities were $0.06 million. Of this amount, $0.03 million has been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 28.9. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of December 31, 2011, gross unrealized losses related to the CMBS portfolio were $0.07 million. Of this amount, $0.03 million has been in an unrealized loss position for twelve months or greater and are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 29.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans—As of December 31, 2011, gross unrealized losses related to corporate bonds and loans were $3.7 million. Of this amount, $0.4 million has been in an unrealized loss position for twelve months or greater and 95% of these securities are rated A-. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of December 31, 2011, gross unrealized losses related to foreign bonds were $0.1 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated investment grade. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks—As of December 31, 2011, gross unrealized losses related to common stock were $6.5 million. Of this amount, $0.06 million has been in an unrealized loss position for twelve months or greater. To determine if other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturities:
OTTI losses, gross	$2,449	$121	$4,449
Portion of loss recognized in other comprehensive income (pre-tax)	—	(43)	(115)

Net impairment losses on fixed maturities recognized in earnings	2,449	78	4,334
Preferred stock	—	—	647
Common stock	4,179	390	593

Total	$6,628	$468	$5,574

In the second quarter of 2009, the Company reclassified $6.3 million of OTTI losses, net of tax, that were previously recorded through earnings to other comprehensive income with an offset to retained earnings as a cumulative-effect adjustment. This one-time adjustment that resulted from the implementation of new impairment accounting guidance represented the non-credit portion of previously recognized OTTI on debt securities which were still held as investments as of April 1, 2009.

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2011 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

(Dollars in thousands)	As of December 31, 2011
Balance at beginning of period	$115
Additions where no OTTI was previously recorded	—
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	(29)

Balance at end of period	$86

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

(Dollars in thousands)	As of December 31, 2010
Balance at beginning of period	$50
Additions where no OTTI was previously recorded	63
Additions where an OTTI was previously recorded	15
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	(13)

Balance at end of period	$115

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

(Dollars in thousands)	As of December 31, 2009
Balance of credit losses related to securities still being held as of April 1, 2009, date of adoption	$—
Additions where no OTTI was previously recorded	50
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of December 31, 2009	$50

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of December 31, 2011 and 2010 was as follows:

(Dollars in thousands)	December 31,
	2011	2010
Net unrealized gains from:
Fixed maturities	$38,352	$50,737
Preferred stocks	—	1,322
Common stocks	12,971	24,600
Partnerships < 3% owned	2,467	13
Deferred taxes	(13,616)	(19,461)

Accumulated other comprehensive income	$40,174	$57,211

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) on the sale of investments and other than temporary impairment losses for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturities:
Gross realized gains	$15,295	$17,915	$21,777
Gross realized losses	(3,511)	(557)	(12,751)

Net realized gains (losses)	11,784	17,358	9,026

Common stock:
Gross realized gains	15,792	9,905	11,753
Gross realized losses	(6,862)	(829)	(6,118)

Net realized gains (losses)	8,930	9,076	5,635

Preferred stock:
Gross realized gains	1,546	3	2,490
Gross realized losses	—	—	(1,289)

Net realized gains (losses)	1,546	3	1,201

Other invested assets
Gross realized gains	—	—	—
Gross realized losses	(787)	—	—

Net realized gains (losses)	(787)	—	—

Total net realized investment gains (losses)	$21,473	$26,437	$15,862

The proceeds from sales of available for sale securities resulting in net realized investment gains (losses) for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturities	$724,969	$650,386	$499,857
Equity securities	122,045	49,537	86,376
Other invested assets	9,217	—	—

Net Investment Income

The sources of net investment income for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturities	$54,153	$60,262	$62,099
Preferred and common stocks	3,602	2,177	1,752
Cash and cash equivalents	68	161	2,382
Other invested assets	11	4	8,647

Total investment income	57,834	62,604	74,880
Investment expense	(4,722)	(5,981)	(4,666)

Net investment income	$53,112	$56,623	$70,214

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total investment return on an after-tax basis for 2011, 2010, and 2009 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net investment income	$46,061	$48,322	$56,745

Net realized investment gains	14,811	19,400	11,129
Net equity in net income (loss) of partnerships	53	(22)	5,276
Net unrealized investment gains (losses)	(17,037)	8,773	29,553

Net investment gains (losses)	(2,173)	28,151	45,958

Total investment return	$43,888	$76,473	$102,703

Total investment return %	2.6%	4.5%	6.2%

Average investment portfolio (1)	$1,680,813	$1,703,237	$1,646,437

(1)	Average of total cash and invested assets, including receivable (payable) for securities, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of December 31, 2011, the Company held insurance enhanced municipal bonds of approximately $85.9 million, which represented approximately 5.2% of the Company’s total cash and invested assets including $1.5 million in net receivables for securities purchased and sold. These securities had an average rating of “AA.” Approximately $32.4 million of these bonds are pre-refunded with U.S. treasury securities, of which $22.5 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $53.5 million of insurance enhanced municipal bonds, $19.9 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings With Insurance	Ratings without Insurance
AA	$19,935	$—
A	—	18,909
BBB	—	1,026

Total	$19,935	$19,935

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2011, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$6,691	$3,134	$—	$3,557
Financial Guaranty Insurance Company	1,246	1,246	—	—
Assured Guaranty Corporation	32,112	9,035	—	23,077
Municipal Bond Insurance Association	30,592	8,456	—	22,136
Gov’t National Housing Association	2,965	651	2,314	—
Permanent School Fund Guaranty	1,267	—	1,267	—

Total backed by financial guarantors	74,873	22,522	3,581	48,770
Other credit enhanced municipal bonds	11,006	9,869	—	1,137

Total	$85,879	$32,391	$3,581	$49,907

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the $85.9 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $29.4 million, which represented approximately 1.8% of the Company’s total invested assets including $1.5 million in net receivables for securities purchased and sold. The financial guarantors of the Company’s $29.4 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.6 million), Municipal Bond Insurance Association ($10.0 million), Ambac ($2.6 million), Assured Guaranty Corporation ($10.8 million), and Other ($5.4 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2011.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2011 and 2010:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2011	December 31, 2010
On deposit with governmental authorities	$43,830	$43,656
Intercompany trusts held for the benefit of U.S. policyholders	545,230	609,242
Held in trust pursuant to third party requirements	82,577	68,900
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,125	5,871

Total	$677,762	$727,669

7.	Fair Value Measurements

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

During the years ended December 31, 2011, 2010, and 2009, the Company recognized the following gains (losses), net of taxes, due to changes in the value of these investments.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Limited partnership > 3% ownership	$53	$(22)	$5,276

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s invested assets are carried at their fair value and are categorized based upon a fair value hierarchy:

•	Level 1—inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

•	Level 2—inputs utilize other than quoted prices included in Level 1 that are observable for the similar assets, either directly or indirectly.

•	Level 3—inputs are unobservable for the asset, and include situations where there is little, if any, market activity for the asset.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$90,602	$40,687	$—	$131,289
Obligations of states and political subdivisions	—	206,133	—	206,133
Mortgage-backed securities	—	268,990	—	268,990
Commercial mortgage-backed securities	—	29,969	—	29,969
Asset-backed securities	—	95,964	—	95,964
Corporate bonds and loans	—	521,201	—	521,201
Foreign corporate bonds	—	43,339	—	43,339

Total fixed maturities	90,602	1,206,283	—	1,296,885
Common shares	168,361	—	—	168,361
Other invested assets	—	—	6,617	6,617

Total invested assets	$258,963	$1,206,283	$6,617	$1,471,863

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$89,187	$113,503	$—	$202,690
Obligations of states and political subdivisions	—	245,012	—	245,012
Mortgage-backed securities	—	249,080	—	249,080
Commercial mortgage-backed securities	—	38,733	—	38,733
Asset-backed securities	—	115,099	—	115,099
Corporate bonds and loans	—	532,784	—	532,784
Foreign corporate bonds	—	60,994	—	60,994

Total fixed maturities	89,187	1,355,205	—	1,444,392
Preferred shares	—	2,252	—	2,252
Common shares	145,274	—	—	145,274
Other invested assets	—	—	5,380	5,380

Total invested assets	$234,461	$1,357,457	$5,380	$1,597,298

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

There were no significant transfers between Level 1 and Level 2 during the twelve or three months ended December 31, 2011.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2011:

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2011	$5,380
Total losses (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income (loss)	1,871
Sales	(764)
Purchases	49

Ending balance at December 31, 2011	$6,617

Losses for 2011 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2011	$—

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment classified as Level 3 in the above table consist of $6.6 million related to an investment in a limited partnership for which there is no readily available independent market price. The estimated fair value of this limited partnership is measured utilizing the Company’s net asset value as a practical expedient for the limited partnership. Material assumptions and factors utilized in pricing this investment include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period.

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

The investments classified as Level 3 in the above table consist of $5.4 million related to investments in limited partnerships. This entire amount was comprised of investments for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period. Of our investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2009:

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2009	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	7,184
Included in accumulated other comprehensive income (loss)	(8,336)
Purchases	31,334
Sales	(68,855)

Ending balance at December 31, 2009	$7,999

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at December 31, 2009	$181

The investments classified as Level 3 in the above table consist of $8.0 million related to the Company’s limited partnerships investments. This entire amount was comprised of investments for which there is no readily available independent market price. The estimated fair value of these limited partnerships is measured utilizing

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period. Of the investments in limited partnerships, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at December 31, 2011 and 2010 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$6,617	$2,520	$4,268	$2,569
Real Estate Fund, LP (2)	—	—	—	—
High Yield Convertible Securities Fund, LP (3)	—	—	1,112	—

Total	$6,617	$2,520	$5,380	$2,569

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership is a registered mutual fund which invests in a portfolio of high yield convertible securities issued by companies with small to medium market capitalizations and lower credit ratings (generally below investment grade). In accordance with the partnership agreement, the Company has exercised its right to submit a capital withdrawal request effective December 31, 2009. As of December 31, 2010, the Company was unable to redeem a portion of its ownership interest in this limited partnership with a fair market value of $1.1 million. This is related to convertible preferred securities of one company which were subject to an Appraisal Action in Delaware Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Corporate bonds are individually evaluated on a nominal spread, discount margin, or an option adjusted spread basis depending on how the market trades a security or sector. Spreads are updated each day and compared with those from the broker/dealer community and contributing firms. Issues are generally benchmarked off of the U.S. treasuries or LIBOR.

•	Agencies are individually evaluated on an option adjusted spread basis or a nominal spread for non-callable issues.

•

For CMOs, which are categorized with mortgage-backed securities in the tables listed above, volatility-driven and ratings based multi-dimensional spread tables or an option-adjusted spread model and prepayment model is used. For ABSs, a multi-dimensional, collateral specific spread / prepayment speed tables is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, and treasury swap curves and spread adjustments.

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

The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

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

During 2011 or 2010, the Company did not adjust quotes or prices obtained from the pricing vendors.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Goodwill and Intangible Assets

In April 2010, the Company recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition in exchange for $15.0 million in cash. The acquisition was recorded in our Insurance Operations as a business combination using the purchase method of accounting in accordance with applicable accounting guidance. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. The trademarks have been determined to have an indefinite life and therefore are not be subject to amortization. The customer relationships and non-compete agreements have been determined to have definite lives and are therefore being amortized over their estimated useful lives. The customer relationships are being amortized over fifteen years, and the non-compete agreements are being amortized over two years.

Goodwill

The 2010 acquisition resulted in goodwill of $4.8 million, the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. The impairment testing performed in 2011 did not result in impairment of the goodwill acquired in 2010.

A roll-forward of goodwill is as follows:

(Dollars in thousands)
Balance at December 31, 2009	—
Acquisition	4,820

Balance at December 31, 2010 and 2011	$4,820

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2011:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	603	4,697
Non-compete agreements	2 years	50	43	7

		$19,350	$646	$18,704

The following table presents details of the Company’s intangible assets as of December 31, 2010:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	250	5,050
Non-compete agreements	2 years	50	18	32

		$19,350	$268	$19,082

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization related to our definite lived intangible assets was $0.4 million, $0.3 million and $0.07 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We expect that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2012	$361
2013	353
2014	353
2015	353
2016	353

Intangible assets with indefinite lives

As of December 31, 2011 and 2010, indefinite lived intangible assets, which are comprised of trade names, trademarks, and state insurance licenses, were $14.0 million. In assessing fair value for the 2011 and 2010 impairment testing, state insurance licenses related to the merger with Penn-America Group, Inc. were valued by estimating demand for such licenses by evaluating the growth of competitors and analyzing overall property and casualty market conditions. Trade names related to the merger with Penn-America Group, Inc. and trademarks related to the 2010 acquisition were valued by analyzing discounted cash flow projections as well as reviewing prior independent valuations. Impairment testing performed in 2011 and 2010 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2011 and 2010, definite lived intangible assets were $4.7 million and $5.1 million, net of accumulated amortization, and were comprised of customer relationships and non-compete agreements. In assessing fair value for the 2011 and 2010 impairment testing, customer relationships and non-compete agreements related to the 2010 acquisition were valued by analyzing financial results of the acquired business unit, evaluating overall property and casualty market conditions and reviewing prior independent valuations. Impairment testing performed in 2011 and 2010 indicated that there was no impairment of these assets.

9.	Reinsurance

The Company cedes risk to unrelated reinsurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability. Moreover, reinsurers may fail to pay the Company due to a lack of reinsurer liquidity, perceived improper underwriting, losses for risks that are excluded from reinsurance coverage and other similar factors, all of which could adversely affect the Company’s financial results.

At December 31, 2011 and 2010, the Company carried reinsurance receivables of $288.0 million and $422.8 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $10.0 million and $12.0 million at December 31, 2011 and 2010, respectively. The allowance for uncollectible reinsurance receivables was $10.0 million and $12.7 million at December 31, 2011 and 2010, respectively. The change is primarily due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011 and 2010, the Company held collateral securing its reinsurance receivables of $169.0 million and $289.2 million, respectively. Prepaid reinsurance premiums were $6.6 million and $11.1 million at December 31, 2011 and 2010, respectively. Reinsurance receivables, net of collateral held, were $119.0 million and $133.6 million at December 31, 2011 and 2010, respectively.

The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels. The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss—The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2011, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $80.0 million in excess of $20.0 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2011, which provided occurrence coverage for losses of $75.0 million in excess of $15.0 million.

Property Per Risk Excess of Loss—Effective January 1, 2012, the Company renewed its property per risk excess of loss treaty which provides coverage of $13.0 million per risk in excess of $2.0 million per risk. This replaces the treaty that expired December 31, 2011, which provided identical coverage. The renewal treaty provides coverage in two layers: $3.0 million per risk in excess of $2.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. The first layer is split into two sections, each subject to a $3.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

Professional Liability Excess of Loss—Effective April 30, 2011, the Company’s professional liability excess of loss treaty was terminated. This treaty provided coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence. Effective May 1, 2011, the professional liability exposure was added to the casualty excess of loss treaty.

Casualty and Professional Liability Excess of Loss—Effective May 1, 2011, the Company renewed its casualty excess of loss treaty and added the professional liability exposure as a separate section to the treaty. The casualty section provides coverage for $2.0 million per occurrence in excess of $1.0 million per occurrence for general liability and auto liability. Allocated loss adjustment expenses are included within limits. The stand-alone casualty treaty that expired April 30, 2011 provided identical coverage. The professional liability section provides coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence.

Casualty Clash Excess of Loss—Effective January 1, 2011, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. This replaces the treaty that expired December 31, 2010, which provided identical coverage. In December, 2011, this treaty was extended by four months to May 1, 2012 on a pro rata basis.

Property Quota Share—Effective January 1, 2010, the Company renewed its 40% quota share treaty related to the Penn-America property line of business. This treaty covers premiums earned in 2010 on policies written in 2009 and 2010. During 2010, the Company ceded $14.1 million of earned premium. This treaty expired on December 31, 2010 and was not renewed.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marine Excess of Loss—Effective May 24, 2010, the Company entered into a marine excess of loss treaty which provides coverage in three layers for $13.0 million per occurrence in excess of $2.0 million per occurrence. The first layer of $3.0 million in excess of $2.0 million, and the second layer of $5.0 million in excess of $5.0 million, provides for two full reinstatements of coverage at 100% additional premium. The third layer of $5.0 million in excess of $10.0 million provides for one full reinstatement of coverage at 100% additional premium. This treaty expired on November 30, 2011 and was not renewed.

There were no other significant changes to any of the Company’s other reinsurance treaties during 2011.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

As of December 31, 2011, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

(Dollars in millions)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2011)
Munich Re America Corporation	$57.3	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2011:
Direct business	$228,910	$247,816
Reinsurance assumed	78,993	81,920
Reinsurance ceded	(27,333)	(31,882)

Net premiums	$280,570	$297,854

For the year ended December 31, 2010:
Direct business	$245,482	$248,995
Reinsurance assumed	100,281	92,478
Reinsurance ceded	(49,259)	(54,699)

Net premiums	$296,504	$286,774

For the year ended December 31, 2009:
Direct business	$267,981	$298,427
Reinsurance assumed	73,018	60,667
Reinsurance ceded	(50,004)	(57,420)

Net premiums	$290,995	$301,674

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2011, 2010, and 2009 were as follows:

Year Ended December 31, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$184,854	$229,148	$(106,099)	$307,903

Net premiums written	$184,352	$96,218	$—	$280,570

Net premiums earned	$193,816	$104,038	$—	$297,854
Net investment income	43,837	27,716	(18,441)	53,112
Net realized investment gains	4,304	17,169	—	21,473
Other income	—	12,136	—	12,136

Total revenues	241,957	161,059	(18,441)	384,575
Losses and Expenses:
Net losses and loss adjustment expenses	202,633	76,051	—	278,684
Acquisition costs and other underwriting expenses	80,272	43,203	—	123,475
Corporate and other operating expenses	8,971	4,557	—	13,528
Interest expense	—	24,917	(18,441)	6,476

Income (loss) before income taxes	$(49,919)	$12,331	$—	$(37,588)

Year Ended December 31, 2010: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$202,639	$245,481	$(102,357)	$345,763

Net premiums written	$202,797	$93,707	$—	$296,504

Net premiums earned	$194,719	$92,055	$—	$286,774
Net investment income	44,427	30,636	(18,440)	56,623
Net realized investment gains	6,639	19,798	—	26,437
Other income	—	653	—	653

Total revenues	245,785	143,142	(18,440)	370,487
Losses and Expenses:
Net losses and loss adjustment expenses	100,125	30,234	—	130,359
Acquisition costs and other underwriting expenses	76,111	42,053	—	118,164
Corporate and other operating expenses	10,471	10,656	—	21,127
Interest expense	—	25,460	(18,440)	7,020

Income before income taxes	$59,078	$34,739	$—	$93,817

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2009: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$191,138	$267,993	$(118,132)	$340,999

Net premiums written	$190,862	$100,133	$—	$290,995

Net premiums earned	$185,471	$116,203	$—	$301,674
Net investment income	41,764	46,890	(18,440)	70,214
Net realized investment gains	2,338	13,524	—	15,862

Total revenues	229,573	176,617	(18,440)	387,750
Losses and Expenses:
Net losses and loss adjustment expenses	95,730	73,652	—	169,382
Acquisition costs and other underwriting expenses	75,185	44,744	—	119,929
Corporate and other operating expenses	10,014	6,738	—	16,752
Interest expense	—	25,656	(18,440)	7,216

Income before income taxes	$48,644	$25,827	$—	$74,471

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$5,046	(13.4%)	$11,993	12.8%	$9,110	12.2%
Adjustments:
Tax exempt interest	(1,915)	5.1	(1,988)	(2.1)	(2,571)	(3.5)
Dividend exclusion	(734)	2.0	(436)	(0.5)	(375)	(0.5)
Other	(304)	0.7	(677)	(0.7)	(1,854)	(2.4)

Actual taxes on continuing operations	$2,093	(5.6%)	$8,892	9.5%	$4,310	5.8%

The effective income tax rate for 2011 was (5.6%), compared with an effective income tax rate of 9.5% for 2010 and 5.8% for 2009. For 2011 and 2010, the effective rate differed from the weighted average expected income tax expense rate primarily due to investments in tax-exempt securities. For 2009, the effective rate differed from the weighted average expected income tax expense rate primarily due to investments in tax-exempt securities and the decrease in prior years’ tax contingencies due to lapses on the statute of limitations.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current income tax expense (benefit):
Foreign and U.S. Federal	$2,618	$5,408	$(5,345)
Deferred income tax expense (benefit):
U.S. Federal	(525)	3,484	9,655

Total income tax expense	$2,093	$8,892	$4,310

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2011 and 2010 are presented below:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$12,092	$12,382
Unearned premiums	2,783	3,330
Alternative minimum tax credit carryover	5,998	6,479
Partnership K1 basis differences	884	—
Investment impairments	1,713	2,005
Stock options	1,209	2,273
Premium deficiency reserve	1,190	—
Stat-to-GAAP reinsurance reserve	2,485	2,455
Intercompany transfers	1,738	2,523
Other	2,229	2,161

Total deferred tax assets	32,321	33,608

Deferred tax liabilities:
Intangible assets	3,220	3,220
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	13,616	19,461
Gain on partnerships greater than 20% owned	—	204
Investment basis differences	347	586
Deferred acquisition costs	662	1,463
Depreciation and amortization	222	158
Partnership K1 basis differences	—	250
Other	1,012	1,340

Total deferred tax liabilities	19,079	26,682

Total net deferred tax assets	$13,242	$6,926

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2011 and 2010.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $6.0 million and $6.5 million as of December 31, 2011 and 2010, respectively, which can be carried forward indefinitely.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2008.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply. However, the Company has not recorded deferred taxes for potential withholding tax on undistributed earnings as all U.S. earnings have been permanently reinvested in the U.S.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.3 million and $0.7 million as of December 31, 2011 and 2010, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance as of January 1, 2009	$3,092
Lapses on statutes of limitations	(1,986)

Balance as of December 31, 2009	1,106
Lapses on statutes of limitations	(415)

Balance as of December 31, 2010	691
Lapses on statutes of limitations	(414)

Balance as of December 31, 2011	$277

If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $0.4 million during 2011 due to the expiration of the IRS statute of limitations on the Company’s 2007 federal income tax return.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2011, the Company has recorded $0.03 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

11.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Unpaid losses and loss adjustment expenses at beginning of period	$1,052,743	$1,257,741	$1,506,429
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	407,195	514,466	656,929

Net balance at beginning of period	645,548	743,275	849,500
Incurred losses and loss adjustment expenses related to:
Current year	275,284	184,460	178,492
Prior years	3,400	(54,101)	(9,110)

Total incurred losses and loss adjustment expenses	278,684	130,359	169,382

Paid losses and loss adjustment expenses related to:
Current year	78,340	49,863	44,815
Prior years	158,167	178,223	230,792

Total paid losses and loss adjustment expenses	236,507	228,086	275,607

Net balance at end of period	687,725	645,548	743,275
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	283,652	407,195	514,466

Unpaid losses and loss adjustment expenses at end of period	$971,377	$1,052,743	$1,257,741

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company increased its prior accident year loss reserves by $4.7 million and reduced its allowance for uncollectible reinsurance by $1.3 million, which primarily consisted of a $4.9 million increase in auto liability lines, a $4.4 million increase in professional liability lines, and a $1.1 million increase in workers’ compensation lines, offset partially by a $2.9 million reduction in general liability lines, a $1.7 million reduction in umbrella lines, and a $1.1 million reduction in property lines:

•

Auto Liability: The increase in the automobile liability lines was primarily due to increases of $3.1 million related to accident year 2010 resulting from further unexpected development on non-standard auto treaties in our Reinsurance Operations which were not renewed in 2011. We also had increases of $1.8 million primarily related to accident year 2010 in our Insurance Operations due to higher than expected severity.

•

Professional Liability: The $4.4 million increase primarily related to our Insurance Operations and consisted of increases of $19.0 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $13.2 million related to all other accident years. In 2011, we exited certain professional liability classes where the volume of premium was low and loss volatility was high. We are focused on writing business where we expect to realize profit that meets our return on investment thresholds. The net increase in our Insurance Operations was offset partially by a decrease in our Reinsurance Operations of $1.3 million primarily related to accident years 2009 and 2010 and is the result of better than expected development on certain treaties.

•

Workers’ Compensation: The increase in our workers’ compensation lines is related to a structured excess of loss treaty active in accident years 2009 and 2010 at our Reinsurance Operations and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•

General Liability: The $2.9 million reduction primarily consisted of net reductions of $25.5 million in our Insurance Operations in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. We also decreased our reinsurance allowance in our Insurance Operations by $1.3 million in this line due to changes in our reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $13.9 million in our Insurance Operations in accident years 2009 and 2010 primarily driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were primarily the result of a methodology change during the year, with some increases in recent years due to a slight increase in claim frequency in one of our review segments. We are addressing profitability concerns by exiting certain classes of business within this line. These net reductions were offset by an increase of $8.7 million in our Reinsurance Operations primarily related to accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Umbrella: The $1.7 million reduction in the umbrella lines related to all accident years 2010 and prior in our Insurance Operations primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Property: The reduction in the property lines primarily consisted of reductions of $2.5 million in our Insurance Operations primarily related to accident years 2009 and 2010 related to anticipated subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims. These reductions were offset partially by an increase of $1.5 million in our Reinsurance Operations primarily related to accident year 2010 due to loss emergence on a worldwide catastrophe treaty.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reduction in the allowance for uncollectible reinsurance is due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables.

During 2010, the Company reduced its prior accident year loss reserves by $53.9 million and reduced its allowance for uncollectible reinsurance by $0.2 million, which primarily consisted of a $43.7 million reduction in general liability lines, a $5.4 million reduction in umbrella lines, a $4.8 million reduction in professional liability lines, and a $2.5 million reduction in property lines, partially offset by a $2.0 million increase in auto liability lines and a $0.7 million increase in workers’ compensation lines:

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

In 2009, the Company reduced its prior accident year loss reserves by $8.4 million and reduced its allowance for uncollectible reinsurance by $0.7 million. The reduction of prior accident year loss reserves primarily consisted of a $5.5 million reduction in property lines, a $2.9 million reduction in general liability lines, and a $4.7 million reduction in umbrella lines, partially offset by a $4.7 million increase in professional liability lines:

•	Property: The $5.5 million reduction primarily consisted of reductions related to accident years 2006 through 2008 due to better than expected loss emergence in brokerage.

•

General liability: The $2.9 million reduction primarily consisted of reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during the year, partially offset by increases of $10.6 million related to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims ($68.8 million and $50.8 million as of December 31, 2011 and 2010, net of reinsurance, respectively) are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos & environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2011, 2010, and 2009 were IBNR reserves of $26.2 million, $20.2 million, and $21.6 million, respectively, and case reserves of approximately $3.6 million, $10.1 million, and $10.1 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross reserve for A&E losses and loss adjustment expenses—beginning of period	$49,151	$51,170	$60,601
Plus: Incurred losses and loss adjustment expenses—case reserves	858	896	9,212
Plus: Incurred losses and loss adjustment expenses—IBNR	4,517	(1,648)	(5,716)
Less: Payments	2,378	1,267	12,927

Gross reserves for A&E losses and loss adjustment expenses—end of period	$52,148	$49,151	$51,170

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net reserve for A&E losses and loss adjustment expenses—beginning of period	$30,333	$31,677	$36,926
Plus: Incurred losses and loss adjustment expenses—case reserves	1,800	238	9,989
Plus: Incurred losses and loss adjustment expenses—IBNR	(584)	(1,376)	(5,564)
Less: Payments	1,748	206	9,674

Net reserves for A&E losses and loss adjustment expenses – end of period	$29,801	$30,333	$31,677

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

As of December 31, 2011, 2010, and 2009, the survival ratio on a gross basis for the Company’s open A&E claims was 9.4 years, 5.5 years, and 5.1 years, respectively. As of December 31, 2011, 2010, and 2009, the survival ratio on a net basis for the Company’s open A&E claims was 7.7 years, 6.0 years, and 5.7 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

12.	Debt

Debt consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
6.22% guaranteed senior notes due July 2012 to July 2015	$72,000	$90,000
Three-month LIBOR plus 4.05% junior subordinated debentures due September 2033	10,310	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures due October 2033	20,619	20,619
Loans payable, due 2012, 4.0% stated interest	71	356

Total debt	$103,000	$121,285

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranteed Senior Notes

In July 2005, we sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. In accordance with the agreement, on July 20, 2011, we prepaid $18.0 million of the principal amount of the guaranteed senior notes. As of December 31, 2011, we owe $72.0 million under these agreements. On July 20, 2012 and on each anniversary thereafter to and including July 20, 2014, we are required to prepay $18.0 million of the principal amount. On July 20, 2015, we are required to pay any remaining outstanding principal amount on the notes. We are dependent on dividends received from our Insurance Operations to fund this debt service. The notes are guaranteed by Global Indemnity (Cayman) Ltd. In the event that debt service obligations were not satisfied, Global Indemnity Group would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à.r.l., its parent company.

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

Loans Payable

Loans payable of $0.1 million and $0.4 million as of December 31, 2011 and 2010 was comprised of a loan payable to a former minority shareholder. This loan is due to be retired in 2012. Interest expense related to loans payable was $0.01 million, $0.02 million, and $0.03 million for 2011, 2010, and 2009, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Shareholders’ Equity

With the exception of the Rights Offering discussion below, all share amounts reported prior to July 2, 2010 have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 3 above for more information regarding the re-domestication.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post the Rights Offering and including the impact of the one-for-two stock exchange, Fox Paine & Company and affiliated entities own 3.8 million of the total 16.8 million outstanding Class A ordinary shares and all 12.1 million of the outstanding Class B ordinary shares. In total, Fox Paine & Company and affiliated entities now own 54.8% of all outstanding shares and beneficially own shares having approximately 90.5% of the Company’s total outstanding voting power.

Repurchases of the Company’s Class A Ordinary shares

The Company allows employees to surrender the Company’s Class A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During 2011, the Company purchased an aggregate of 8,347 of surrendered Class A ordinary shares from its employees for $0.2 million. During 2010, the Company purchased an aggregate of 12,088 of surrendered Class A ordinary shares from its employees for $0.2 million. All Class A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

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

On September 15, 2011, we announced that our Board of Directors authorized us to repurchase up to $100.0 million of our Class A ordinary shares through a share repurchase program. The timing and amount of the repurchase transactions, if any, under this program will depend upon market conditions as well as other factors. All shares repurchased under this program may be retired and are held as treasury stock and recorded at cost.

The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased in 2011:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1 – 31, 2011	1,280	(3)	$21.00	—	$—
February 1 – 28, 2011	4,579	(3)	$20.69	—	$—
March 1 – 31, 2011	504	(3)	$21.19	—	$—
April 1 – 30, 2011	85	(3)	$21.05	—	$—
May 1 – 31, 2011	1,110	(3)	$22.53	—	$—
June 1 – 30, 2011	370	(3)	$21.86	—	$—
October 1 – 31, 2011	419	(3)	$18.42	—	$100,000,000
November 1 – 30, 2011	567,464	(4)	$18.30	567,464	$89,626,697
December 1 – 31, 2011	1,002,917	(4)	$18.92	1,002,917	$70,665,070

Total	1,578,728		$18.71	1,570,381	N/A

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Purchased as part of the repurchase authorization announced in September 2011.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through March 14, 2012, an additional 374,642 shares were repurchased as part of the share repurchase program. Including the 2012 purchases, a total of 1,945,023 shares were repurchased at an average purchase price of $18.87 per share as part of the share repurchase program.

The following table provides information with respect to the Class A ordinary shares that were surrendered or repurchased in 2010:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1 – 31, 2010	5,045	(3)	$15.98	—	$—
February 1 – 28, 2010	3,033	(3)	$13.96	—	$—
March 1 – 31, 2010	59	(4)	$7.00	—	$—
April 1 – 30, 2010	89	(3)	$19.60	—	$—
May 1 – 31, 2010	2,037	(3)	$15.79	—	$—
June 1 – 30, 2010	370	(3)	$15.00	—	$—
October 1 – 31, 2010	419	(3)	$16.65	—	$—
November 1 – 30, 2010	592	(3)	$19.29	—	$—
December 1 – 31, 2010	503	(3)	$19.84	—	$—

Total	12,147		$15.74	—	N/A

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Includes 59 shares repurchased as part of the Rights Offering.

14.	Related Party Transactions

Fox Paine & Company

As of December 31, 2011, Fox Paine & Company beneficially owns shares having approximately 90.5% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of our Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company holds an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of our Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

As a result of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Since Fox Paine & Company is a related party, and all other shareholders were not offered these fees in the Rights Offering, the payment of the fees was subject to the prior approval of the Company’s shareholders, which was obtained at the Annual General Shareholders’ meeting that was held on October 27, 2009. The fees were paid on October 27, 2009. See Note 13 above for more details concerning the Rights Offering.

At December 31, 2011 and 2010, Wind River Reinsurance was a limited partner in the Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $6.6 million and $4.3 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had an unfunded capital commitment of $2.5 million to the partnership.

An annual management fee of $1.5 million was paid to Fox Paine & Company, LLC in 2011, 2010 and 2009 and was recognized ratably over those years. The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.

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

Cozen O’Connor

In 2010 and 2009, the Company incurred $0.2 million and $0.1 million, respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned effective December 31, 2010.

Validus Reinsurance, Ltd.

Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Ceded written premium	$(76)	$(3,682)	$2,518
Ceded paid losses	(67)	(309)	2,314

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advisory and investment banking services. The Company paid Citi $1.0 million in connection with these services in 2009. Chad A. Leat, Vice Chairman of Global Banking at Citigroup, is a member of the Company’s Board of Directors.

Frank Crystal & Company

During each of the years ended December 31, 2011 and 2010 the Company paid $0.2 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, became a member of the Company’s Board of Directors effective July 6, 2010.

15.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases, net of sub-lease income, for the years ended December 31, 2011, 2010, and 2009 were $4.1 million, $5.2 million, and $3.5 million, respectively. As part of our Profit Enhancement Initiative, we incurred charges in 2011 and 2010 resulting from future minimum lease commitments related to unused space. Cash payments on leases related to unused space will be paid in future periods and are included in the table below. See Note 4 for additional details. At December 31, 2011, future minimum cash payments under non-cancelable operating leases, net of expected sub-lease income, were as follows:

(Dollars in thousands)
2012	$3,058
2013	3,109
2014	694
2015	226
2016 and thereafter	444

Total	$7,531

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, we settled with AON for $16.3 million. We realized approximately $7.5 million in 2011, net of income taxes and attorney’s fees.

Other Commitments

As mentioned in Note 14 above, the Company has a remaining commitment of $2.5 million to the Fox Paine Capital Fund, II.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company, LLC. The most recent annual management fee was paid to Fox Paine & Company, LLC In August, 2011. The next annual management fee payment is payable on September 5, 2012.

16.	Share-Based Compensation Plans

All share amounts reported prior to July 2, 2010 have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 3 above for more information regarding the re-domestication.

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

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax expense resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

Share Incentive Plan

The Company maintains the Global Indemnity plc Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. As amended and restated on July 2, 2010, the Company may issue up to 5.0 million Class A ordinary shares for issuance pursuant to awards granted under the Plan. Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Tranche A Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2009	319,535	124,709	28,037	472,281	$33.66
Options issued	124,709	124,709	—	249,418	$23.80
Options forfeited	(7,500)	—	—	(7,500)	$43.74
Options exercised	—	—	—	—	—
Options retired	(102,726)	—	(28,037)	(130,763)	$22.44
Options purchased by Company	(124,709)	(124,709)	—	(249,418)	$40.10

Options outstanding at December 31, 2009	209,309	124,709	—	334,018	$25.65
Options issued	—	—	—	—	—
Options forfeited	—	—	—	—	—
Options exercised	—	—	—	—	—
Options retired	(4,000)	—	—	(4,000)	$34.00
Options purchased by Company	—	—	—	—	—

Options outstanding at December 31, 2010	205,309	124,709	—	330,018	$25.55
Options issued	400,000	—	—	400,000	$18.03
Options forfeited	(31,178)	(124,709)	—	(155,887)	$23.80
Options exercised	—	—	—	—	—
Options retired	(8,150)	—	—	(8,150)	$34.00
Options purchased by Company	—	—	—	—	—

Options outstanding at December 31, 2011	565,981	—	—	565,981	$20.59

Options exercisable at December 31, 2011	165,981	—	—	165,981	$26.78

On March 31, 2009, 28,037 Option-A Tranche options expired. There was no activity in the Option-A Tranche during 2011 or 2010.

During 2009, the Company granted 124,709 Time-Based Options and 124,709 Performance-Based Options under the Plan. The Company also cancelled 124,709 Time-Based Options and 124,709 Performance-Based Options under the plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments on December 31, 2008, 2010, 2011, and 2012, with any unvested options being forfeited upon termination of employment for any reason, and expire 10 years after the grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date. Larry A. Frakes retired effective December 31, 2011 and in accordance with his employment agreement forfeited 31,178 Time-Based Options and 124,709 Performance-Based Options in 2011.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, there were no new option grants or cancellations.

During 2011, the Company granted 400,000 Time-Based Options under the Plan, which consisted of 300,000 Time-Based Options which vest in 33 1/3% increments on December 31, 2012, 2013 and 2014 and 100,000 Time-Based Options which vest in 25% increments on December 31, 2012, 2013, 2014 and 2015. Any unvested options are forfeited upon termination of employment for any reason, and expire 10 years after the grant date.

As of December 31, 2011, there were 565,981 outstanding options granted under the Plan. Due to the impact of the forfeitures noted above, we recorded a net favorable adjustment to expense of $1.8 million in 2011. In 2010, the Company recorded $1.2 million of compensation expense for the 330,018 outstanding options granted under the Plan. In 2009, the Company recorded $1.2 million of compensation expense for the 334,018 outstanding options granted under the Plan. The Company did not receive any proceeds from the exercise of options during 2011, 2010, and 2009, respectively. Amortization expense related to options is anticipated to be $1.2 million in 2012, $1.2 million in 2013, $0.9 million in 2014, and $0.2 million in 2015.

Option intrinsic values, which are the differences between the fair market value of $19.83 at December 31, 2011 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	565,981	$20.59	$0.7 million
Exercisable	165,981	26.78	0.0 million
Exercised	—	—	—

NOTE: The intrinsic value of the Exercised Options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2011 include the following:

Option Price	Number of options exercisable
$16.98	207
$20.00	19,293
$23.80	93,531
$29.24	5,000
$34.00	32,950
$36.80	2,500
$37.70	12,500

Options exercisable at December 31, 2011	165,981

The weighted average fair value of options granted under the Plan was $9.52 and $4.56 in 2011 and 2009, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions. There were no options granted under the Plan in 2010.

	2011	2009
Dividend yield	0.0%	0.0%
Expected volatility	55.21%	48.40%
Risk-free interest rate	1.4%	3.0%
Expected option life	6.2 years	6.1 years

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the range of exercise prices of options outstanding at December 31, 2011, 2010, and 2009:

Ranges of Exercise Prices	Outstanding at December 31, 2011	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$16.98 – $19.99	400,207	$18.03	9.8 years
$20.00 – $29.99	117,824	$23.41	6.5 years
$30.00 – $37.70	47,950	$35.11	2.0 years

Total	565,981

Ranges of Exercise Prices	Outstanding at December 31, 2010	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$16.98 – $19.99	207	$16.98	1.0 years
$20.00 – $29.99	273,711	$23.63	8.2 years
$30.00 – $37.70	56,100	$34.95	3.0 years

Total	330,018

Ranges of Exercise Prices	Outstanding at December 31, 2009	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$16.98 – $19.99	207	$16.98	2.0 years
$20.00 – $29.99	273,711	$23.63	9.2 years
$30.00 – $37.70	60,100	$34.89	4.0 years

Total	334,018

Restricted Shares

In addition to stock option awards, the Plan also provides for the issuance of Restricted Shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $0.03 million, $1.1 million and $1.8 million for 2011, 2010, and 2009, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $0.2 million at December 31, 2011, which will be recognized over a weighted average life of 1.3 years. The weighted average fair value of the 93,156 Class A ordinary shares, subject to certain restrictions granted to key employees of the Company under the Plan (“Restricted Shares”) that vested during the year ended December 31, 2011 was $20.77 per share.

The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2008 (1)	421,147	70,220	491,367
2009	65,568	101,755	167,323
2010	47,610	76,648	124,258
2011	65,481	55,351	120,832

	599,806	303,974	903,780

(1)	Includes 122,603 shares that were purchased by key employees in 2003.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-vested Restricted Shares activity for the years ended December 31, 2011, 2010, and 2009:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2009	137,484	$34.87
Shares issued	167,323	$15.30
Shares vested	(146,497)	$20.78
Shares forfeited	(39,311)	$27.84

Non-vested Restricted Shares at December 31, 2009	118,999	$27.04
Shares issued	124,258	$15.76
Shares vested	(119,292)	$20.38
Shares forfeited	(58,020)	$24.59

Non-vested Restricted Shares at December 31, 2010	65,945	$20.26
Shares issued	120,832	$21.12
Shares vested	(93,156)	$20.77
Shares forfeited	(67,605)	$20.25

Non-vested Restricted Shares at December 31, 2011	26,016	$18.29

Based on the terms of the Restricted Shares awards, all forfeited shares revert back to the Company.

During 2009, the Company granted an aggregate of 65,568 Restricted Shares to key employees of the Company and an aggregate of 101,755 fully vested Director Restricted Shares, at a weighted average fair value of $13.54 per share, to non-employee directors of the Company under the Plan. In 2009, the company granted 29,235 Restricted Shares to key employees out of shares previous forfeited. Included in the 65,568 are 38,681 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 38,681 are 26,181 shares that were forfeited in 2009 and 7,500 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years, and 5,000 shares that vest 25% on each subsequent anniversary date of the award for a period of four years.

During 2010, the Company granted an aggregate of 47,610 Restricted Shares to key employees of the Company and an aggregate of 76,648 fully vested Director Restricted Shares, at a weighted average fair value of $16.34 per share, to non-employee directors of the Company under the Plan. In 2010, the Company granted 8,149 Restricted Shares to key employees and 18,529 fully vested Director Restricted Shares to non-employee directors of the Company out of shares previously forfeited. Included in the 47,610 are 10,000 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 10,000 are 5,000 shares that were forfeited in 2010 and 5,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years.

During 2011, the Company granted an aggregate of 65,481 Restricted Shares to key employees of the Company at a weighted average fair value of $21.44 per share and an aggregate of 55,351 fully vested Director Restricted Shares at a weighted average fair value of $20.74 per share to non-employee directors of the Company under the Plan. In 2011, the Company granted 17,799 Restricted Shares to key employees and 14,171 fully vested Director Restricted Shares to non-employee directors of the Company out of shares previously forfeited. Included in the 65,481 are 54,233 Restricted Shares granted by the Company to key executives of the Company. Included in the 54,233 are 38,585 shares that were forfeited in 2011 and 15,648 shares that vest 100% on the first subsequent anniversary date of the award.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chief Executive Officer

Effective September 19, 2011, Cynthia Y. Valko was hired as the Company’s Chief Executive Officer as successor to Mr. Frakes. Ms. Valko’s terms of employment included two equity components including the granting of 300,000 time-based stock options with a strike price equal to the closing price of the Company’s shares on the trading day preceding the start date, or $17.87 per share, and an annual bonus opportunity of which 50% shall be paid in restricted shares based on the market value of the Company’s shares as of December 31 of the subject Bonus Year. The time-based options vest at 33 1/3% on each December 31 2012, 2013 and 2014. The restricted shares vest 33 1/3% on each anniversary of the subject Bonus Year. All equity components are subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

On May 10, 2007, Larry A. Frakes was hired as the Company’s President and Chief Operating Officer, as well as Chief Executive Officer of all of the Company’s Affiliates. Mr. Frakes’ four-year employment agreement included several equity components including (a) the granting of $10.0 million of stock options, or 197,473 shares split evenly between time-based and performance-based options at the grant date market value of $50.64 per share; (b) an annual bonus program under which the first $0.5 million was to be paid in restricted stock based on the market value at December 31 of the subject Bonus Year; (c) the purchase of $1.0 million of the Company’s Class A ordinary shares by Mr. Frakes; and (d) the requirement that, effective January 1, 2009, Mr. Frakes hold Class A ordinary shares of the Company with a value of the lesser of two times his Annual Compensation or the sum of owned, granted, and vested Class A ordinary shares. The time-based options vested at 25% on each December 31 of years 2008 through 2010. The performance-based options generally vested at the same rate based on the achievement of various Company financial performance goals. The restricted stock portion of the 2008, 2009, and 2010 bonuses vested at 25% per year each year after the bonus year.

On February 5, 2008, the Company entered into an amended and restated employment agreement with Mr. Frakes, which amended and restated Mr. Frakes’ original employment agreement that was entered into on May 10, 2007. The amended and restated employment agreement changed and clarified the terms of options granted under the original employment agreement. The amended and restated agreement granted Mr. Frakes $10.0 million of options with a strike price equal to the average price per share that was paid by Mr. Frakes upon his purchase of $1.0 million of the Company’s Class A ordinary shares.

On September 14, 2009, the Company entered into an amended and restated employment agreement with Mr. Frakes, which amended and restated Mr. Frakes’ amended employment agreement that was entered into on February 5, 2008. The amended and restated employment agreement changed and clarified the terms of options granted under the original employment agreement. The Time Based Options vested at 25% on September 14, 2009, and December 31, 2010 and 2011. The Performance Based Options had three vesting opportunities. Each tranche, which represents 25% of the total award, could have initially vested on December 31, 2008, 2009, 2010, and 2011.

During 2011, Mr. Frakes announced his retirement effective December 31, 2011 and, in accordance with his employment agreement, forfeited 31,178 Time-Based Options and 124,709 Performance-Based Options.

17.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.1 million, $1.6 million, and $1.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Earnings Per Share

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

The market price of the Company’s Class A ordinary shares was $4.89 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $3.50 per share subscription price of the shares issued under the Rights Offering was lower than the $4.89 per share market price on March 12, 2009, the Rights Offering contained a bonus element. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering. See Note 13 above for more details concerning the Rights Offering.

The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2011, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2011	2010	2009
Net income (loss)	$(39,628)	$84,903	$75,437

Basic earnings (loss) per share:
Weighted average shares outstanding—basic	30,246,095	30,237,787	25,246,171
Adjustment for bonus element of Rights Offering	—	—	609,878

Adjusted weighted average shares outstanding—basic	30,246,095	30,237,787	25,856,049

Net income (loss) per share	$(1.31)	$2.81	$2.92

Diluted earnings (loss) per share:
Weighted average shares outstanding—diluted	30,246,095	30,274,259	25,271,504
Adjustment for bonus element of Rights Offering	—	—	609,878

Adjusted weighted average shares outstanding—diluted	30,246,095	30,274,259	25,881,382

Net income (loss) per share	$(1.31)	$2.80	$2.91

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
Weighted average shares for basic earnings per share	30,246,095	30,237,787	25,856,049
Non-vested restricted stock	—	36,472	2,961
Options and warrants	—	—	22,372

Weighted average shares for diluted earnings per share	30,246,095	30,274,259	25,881,382

If the Company had not incurred a loss in 2011, then 30,278,920 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 24,150 shares of non-vested restricted stock and 8,675 share equivalents for options and warrants.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2011, 2010 and 2009 do not include 551,732, 350,059 and 426,310 shares, respectively, which were deemed to be anti-dilutive.

19.	Statutory Financial Information

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2011, the maximum amount of distributions that could be paid for 2012 by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $31.9 and $18.0 million, respectively. The Penn-America Insurance Companies limitation includes $5.9 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2011 ownership percentages. For 2011, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $35.4 million and $21.4 million, respectively.

The NAIC’s RBC model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”). If a company’s total adjusted capital is:

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

Based on the standards currently adopted, the Company reported in its 2011 statutory filings that the capital and surplus of the U.S. Insurance Companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. Insurance Companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Statutory capital and surplus, as of end of period	$434,767	$467,526	$461,756
Statutory net income (loss)	30,792	55,526	55,811

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 5.

Gross premiums written by product classification are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Insurance Operations	$229,148	$245,481	$267,992
Reinsurance Operations	78,755	100,282	73,007

Total	$307,903	$345,763	$340,999

Of the Company’s non-affiliated professional wholesale general agents and program administrators, the top five accounted for 23.1% of our Insurance Operations’ gross premiums written for the year ended December 31, 2011. No one agency accounted for more than 9.6% of our Insurance Operations’ gross premiums written.

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$229,148		$78,755		$307,903

Net premiums written	$202,317		$78,253		$280,570

Net premiums earned	$216,549		$81,305		$297,854
Other income	12,136		—		12,136

Total revenue	228,685		81,305		309,990
Losses and Expenses:
Net losses and loss adjustment expenses	188,358		90,326		278,684
Acquisition costs and other underwriting expenses	96,659	(3)	26,816		123,475

Income from segments	$(56,332)		$(35,837)		(92,169)

Unallocated items:
Net investment income					53,112
Net realized investment gains					21,473
Corporate and other operating expenses					(13,528)
Interest expense					(6,476)

Income before income taxes					(37,588)
Income tax expense					2,093

Income before equity in net loss of partnerships					(39,681)
Equity in net loss of partnerships, net of tax					53

Net income					$(39,628)

Total assets	$1,448,759		$626,758	(4)	$2,075,517

(1)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,060 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

2010: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$245,481		$100,282		$345,763

Net premiums written	$196,065		$100,439		$296,504

Net premiums earned	$194,167		$92,607		$286,774
Other income	653		—		653

Total revenue	194,820		92,607		287,427
Losses and Expenses:
Net losses and loss adjustment expenses	71,175		59,184		130,359
Acquisition costs and other underwriting expenses	91,451	(3)	26,713		118,164

Income from segments	$32,194		$6,710		38,904

Unallocated items:
Net investment income					56,623
Net realized investment gains					26,437
Corporate and other operating expenses					(21,127)
Interest expense					(7,020)

Income before income taxes					93,817
Income tax expense					8,892

Income before equity in net loss of partnerships					84,925
Equity in net loss of partnerships, net of tax					(22)

Net income					$84,903

Total assets	$1,651,525		$643,158	(4)	$2,294,683

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,021 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

2009: (Dollars in thousands)	Insurance Operations (1)	Reinsurance Operations (2)	Total
Revenues:
Gross premiums written	$267,992	$73,007	$340,999

Net premiums written	$218,264	$72,731	$290,995

Net premiums earned	$250,409	$51,265	$301,674

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Losses and Expenses:
Net losses and loss adjustment expenses	146,197		23,185		169,382
Acquisition costs and other underwriting expenses	106,297	(3)	13,632		119,929

Income (loss) from segments	$(2,085)		$14,448		12,363

Unallocated items:
Net investment income					70,214
Net realized investment gains					15,862
Corporate and other operating expenses					(16,752)
Interest expense					(7,216)

Income before income taxes					74,471
Income tax expense					4,310

Income before equity in net income of partnerships					70,161
Equity in net income of partnerships, net of tax					5,276

Net income					$75,437

Total assets	$1,805,273		$640,507	(4)	$2,445,780

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,342 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

21.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and cash interest for 2011, 2010, and 2009:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net federal income taxes paid	$5,025	$1,829	$18,019
Interest paid	6,900	6,962	7,292

22.	New Accounting Pronouncements

In October, 2010, the FASB issued new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. The guidance defines criteria for the capitalization of acquisition costs in a more specific manner than defined in previous guidance. The guidance is effective for calendar years beginning after December 15, 2011. We intend to adopt this guidance retrospectively on January 1, 2012. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. The adoption of this guidance is expected to result in a reduction of equity in a range of approximately $3 to $4 million to be recorded in the first quarter of 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May, 2011, the FASB issued new accounting guidance which was intended to bring about further convergence of International Financial Reporting Standards (“IFRS”) and U.S. GAAP on the topic of fair value. The guidance clarifies wording to provide harmonization when compared to IFRS, provides additional guidance for the application of fair value measurement in practice, and updates disclosure requirements surrounding fair value. This guidance is effective for calendar years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In September, 2011, the FASB issued new accounting guidance surrounding an entity’s goodwill impairment testing. The new guidance allows for an entity to elect assessing qualitative factors when evaluating for goodwill impairment. If qualitative factors indicate that there may be impairment, prior guidance using quantitative factors should still be applied. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this guidance and adoption did not have a material impact on our consolidated financial position and results of operations.

In December, 2011, the FASB issued new accounting guidance requiring additional disclosures surrounding offsetting and related arrangements to enable users of the financial statements to better understand the effect of those arrangements on a company’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company is still in the process of evaluating the impact that this guidance will have on our consolidated financial position and results of operations.

23.	Subsequent Events

Through March 14, 2012, an additional 374,642 shares were repurchased as part of the share repurchase program. Including the 2012 purchases, a total of 1,945,023 shares were repurchased at an average purchase price of $18.87 per share as part of the share repurchase program.

On February 24, 2012, we announced that Michael J. Marchio has retired from the Company’s Board of Directors effective February 27, 2012.

24.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2011 and 2010 quarterly performance is as follows:

	Year Ended December 31, 2011
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$75,969	$78,055	$77,090	$66,740
Net investment income	14,414	13,930	12,880	11,888
Net realized investment gains (losses)	11,997	8,386	1,288	(198)
Net losses and loss adjustment expenses	58,342	61,753	86,234	72,355
Acquisition costs and other underwriting expenses	29,852	30,197	34,597	28,829
Income (loss) before income taxes	21,323	2,154	(33,793)	(27,272)
Net income (loss)	13,785	4,441	(34,247)	(23,607)
Per share data—Diluted:
Net income	$0.45	$0.15	$(1.13)	$(0.79)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2010
(Dollars in thousands, except per share data)	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$70,788		$74,702	$70,089	$71,195
Net investment income	14,579		13,941	14,089	14,014
Net realized investment gains	14,204		5,597	1,818	4,818
Net losses and loss adjustment expenses	41,789		32,675	29,789	26,106
Acquisition costs and other underwriting expenses	30,148		29,008	28,541	30,467
Income before income taxes	20,999		26,003	20,908	25,907
Net income	18,901		24,512	19,762	21,728
Per share data—Diluted:
Net income	$0.62	(1)	$0.81	$0.65	$0.72

(1)	Per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2011. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2011, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have added, deleted, or modified certain of our internal controls over financial reporting during 2011. However, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 88 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 88 are filed as part of this report.

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Global Indemnity plc (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

3.2	Certificate of Incorporation of Global Indemnity plc, an Irish public limited company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

4.1	Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005(File No. 000-50511)).

4.2	Assumption Agreement relating to the 6.22% Guaranteed Senior Notes, dated June 1, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

Exhibit No.	Description

10.5*	Global Indemnity plc Share Incentive Plan, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.6*	Amendment to Global Indemnity plc Share Incentive Plan dated July 2, 2010 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.7*	Deed Poll of Assumption for United America Indemnity, Ltd. Share Incentive Plan by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.3 or Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.8*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.9*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.10*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.11*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.12*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.13*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.9 of our Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.14*	Employment Agreement for Larry A. Frakes, dated May 10, 2007 (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10, 2007 (File No. 000-50511)).

10.15*	Amended and Restated Employment Agreement for Larry A. Frakes, dated February 5, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 8, 2008 (File No. 000-50511)).

10.16*	Amended and Restated Employment Agreement for Larry A. Frakes, dated August 14, 2009 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 17, 2009 (File No. 000-50511)).

10.17*	Amendment to the Amended and Restated Employment Agreement for Larry A. Frakes, entered into on March 15, 2011 and effective as of July 2, 2010 (incorporated herein by reference to Exhibit 10.13 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-50511)).

10.18*	Executive Employment Agreement, dated July 28, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.22 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 000-34809)).

Exhibit No.	Description

10.19*	Amendment No. 1 to Executive Employment Agreement, dated as of July 30, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.23 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 000-50511)).

10.20*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.21*	Retention Agreement between Penn-America Insurance Company and Matthews B. Scott, dated March 15, 2011(incorporated herein by reference to Exhibit 10.19 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.22*	Executive Employment Agreement, dated as of November 15, 2009, between Wind River Reinsurance Company, Ltd. and Troy W. Santora (incorporated herein by reference to Exhibit 10.26 to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.23*	Retention Agreement between Wind River Reinsurance Company, Ltd. and Troy W. Santora, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.21 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.24*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.25*	Retention Agreement between United America Indemnity, Ltd. and Thomas M. McGeehan, dated March 15, 2011. (incorporated herein by reference to Exhibit 10.23 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.26*	Retention Agreement between Diamond State Insurance Company and David J. Myers, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.24 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.27*	Subscription and Backstop Agreement, dated as of March 16, 2009, between United America Indemnity, Ltd., U.N. Holdings (Cayman) II, Ltd., and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009 (File No. 000-50511)).

21.1+	List of Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC

By:	/S/ CYNTHIA Y. VALKO
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 14, 2012.

SIGNATURE	TITLE

/s/ SAUL A. FOX Saul A. Fox	Chairman and Director

/s/ CYNTHIA Y. VALKO Cynthia Y. Valko	Chief Executive Officer and Director

/s/ THOMAS M. MCGEEHAN Thomas M. McGeehan	Principal Financial and Accounting Officer

/s/ JAMES W. CRYSTAL James W. Crystal	Director

/s/ SETH J. GERSCH Seth J. Gersch	Director

/s/ JAMES R. KRONER James R. Kroner	Director

/s/ CHAD A. LEAT Chad A. Leat	Director

/s/ MARY R. HENNESSY Mary R. Hennessy	Director

GLOBAL INDEMNITY PLC

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2011
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States Government and government agencies and authorities	$123,089	$131,289	$131,289
States, municipalities, and political subdivisions	198,374	206,133	206,133
Mortgage-backed and asset-backed securities	384,006	394,923	394,923
Public utilities	42,436	44,339	44,339
All other corporate bonds	510,628	520,201	520,201

Total fixed maturities	1,258,533	1,296,885	1,296,885

Equity securities:
Common stocks:
Public utilities	7,702	8,719	8,719
Banks, trusts and insurance companies	16,484	15,378	15,378
Industrial and miscellaneous	131,204	144,264	144,264

Total equity securities	155,390	168,361	168,361

Other long-term investments	4,150	6,617	6,617

Total investments	$1,418,073	$1,471,863	$1,471,863

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	As of December 31, 2011	As of December 31, 2010
ASSETS
Cash and cash equivalents	$9,792	$51
Accounts receivable	63	41
Equity in unconsolidated subsidiaries (1)	883,514	928,381
Due from affiliates (1)	—	504
Other assets	995	—

Total assets	$894,364	$928,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Intercompany notes payable (1)	$39,129	$—
Due to affiliates (1)	10,397	—
Other liabilities	3,174	308

Total liabilities	52,700	308

Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; Class A ordinary shares issued: 21,429,683 and 21,340,821, respectively; Class A ordinary shares outstanding: 16,810,678 and 18,300,544, respectively; Class B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Deferred shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding (1)	55	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	621,862	622,670
Accumulated other comprehensive income, net of tax	40,174	57,211
Retained earnings	310,014	349,642
Class A ordinary shares in treasury, at cost: 4,619,005 and 3,040,277 shares, respectively	(130,444)	(100,912)

Total shareholders’ equity	841,664	928,669

Total liabilities and shareholders’ equity	$894,364	$928,977

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues:
Total revenues	$—	$—
Expenses:
Intercompany interest expense (1)	29	—
Other expenses	9,909	727

Loss before equity in earnings (loss) of unconsolidated subsidiaries	(9,938)	(727)
Equity in earnings (loss) of unconsolidated subsidiaries (1)	(29,690)	85,630

Net income (loss)	(39,628)	84,903

Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	(17,037)	8,730

Other comprehensive income (loss), net of tax	(17,037)	8,730

Comprehensive income (loss), net of tax	$(56,665)	$93,633

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net cash provided by (used for) operating activities	$305	$(30)

Cash flows from investing activities:
Investment in subsidiaries (1)	—	(872,715)

Net cash used for investing activities	—	(872,715)

Cash flows from financing activities:
Issuance of ordinary shares	—	973,708
Excess tax expense from share-based compensation plan	(132)	—
Purchases of Class A ordinary shares	(29,532)	(100,912)
Issuance of intercompany note payable (1)	39,100

Net cash provided by financing activities	9,436	872,796

Net change in cash and equivalents	9,741	51
Cash and cash equivalents at beginning of period	51	—

Cash and cash equivalents at end of period	$9,792	$51

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2011:
Insurance Operations	$20,306	$854,381	$86,062	$—
Reinsurance Operations	5,259	116,996	27,979	—
At December 31, 2010:
Insurance Operations	$27,108	$978,746	$104,837	$—
Reinsurance Operations	8,236	73,997	31,035	—
At December 31, 2009:
Insurance Operations	$26,345	$1,221,516	$108,352	$—
Reinsurance Operations	6,839	36,225	23,230	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2011:
Insurance Operations	$216,549	$188,358	$(70,418)	$202,317
Reinsurance Operations	81,305	90,326	(22,370)	78,253

Total	$297,854	$278,684	$(92,788)	$280,570

For the year ended December 31, 2010:
Insurance Operations	$194,167	$71,175	$(61,726)	$196,065
Reinsurance Operations	92,607	59,184	(23,582)	100,439

Total	$286,774	$130,359	$(85,308)	$296,504

For the year ended December 31, 2009:
Insurance Operations	$250,409	$146,197	$(73,437)	$218,264
Reinsurance Operations	51,265	23,185	(10,659)	72,731

Total	$301,674	$169,382	$(84,096)	$290,995

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2011	$53,112	$13,528
For the year ended December 31, 2010	56,623	21,127
For the year ended December 31, 2009	70,214	16,752

GLOBAL INDEMNITY PLC

SCHEDULE IV—REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2011:
Property & Liability Insurance	$247,816	$31,882	$81,920	$297,854	27.5%
For the year ended December 31, 2010:
Property & Liability Insurance	$248,995	$54,699	$92,478	$286,774	32.2%
For the year ended December 31, 2009:
Property & Liability Insurance	$298,427	$57,420	$60,667	$301,674	20.1%

GLOBAL INDEMNITY PLC

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2011:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,237	$239	$—	$—	$1,476
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	12,743	(2,721)	—	—	10,022
For the year ended December 31, 2010:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,221	$(984)	$—	$—	$1,237
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	12,947	(204)	—	—	12,743
For the year ended December 31, 2009:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,655	$(434)	$—	$—	$2,221
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	13,661	(714)	—	—	12,947

GLOBAL INDEMNITY PLC

SCHEDULE VI—SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2011	$25,565	$971,377	$10,000	$114,041
As of December 31, 2010	35,344	1,052,743	12,000	135,872
As of December 31, 2009	33,184	1,257,741	17,500	131,582

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2011	$297,854	$53,112	$275,284	$3,400	$(92,789)	$236,507	$280,570
For the year ended December 31, 2010	286,774	56,623	184,460	(54,101)	(85,309)	235,587	296,504
For the year ended December 31, 2009	301,674	70,214	178,492	(9,110)	(84,096)	279,923	290,995

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.