Form 10-Q
period 2012-03-31
Global Indemnity plc
filed 2012-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

001-34809

Commission File Number

GLOBAL INDEMNITY PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ARTHUR COX BUILDING

EARLSFORT TERRACE

DUBLIN 2

IRELAND

(Address of principal executive office)

353 (0) 1 618 0517

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐;	Accelerated filer	☒;

Non-accelerated filer	☐;	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2012, the registrant had outstanding 16,414,221 A Ordinary Shares and 12,061,370 B Ordinary Shares.

As used in this quarterly report, unless the context requires otherwise:

1)	“Global Indemnity” refers to Global Indemnity plc, an exempted company incorporated with limited liability under the laws of Ireland, and its U.S. and Non-U.S. Subsidiaries;

2)	the “Company” refers to Global Indemnity and its subsidiaries or, prior to July 2, 2010, to United America Indemnity;

3)	“ordinary shares” refers to Global Indemnity A and B ordinary shares, or, prior to July 2, 2010, to United America Indemnity A and B common shares;

4)	“United America Indemnity” refers to United America Indemnity, Ltd. (formerly Vigilant International, Ltd.), a Cayman Islands exempted company that, on July 2, 2010, became a direct, wholly-owned subsidiary of Global Indemnity plc, and its subsidiaries;

5)	“U.S. Subsidiaries” refers to Global Indemnity Group, Global Indemnity Group Services, LLC, AIS, Penn-America Group, Inc., and the Company’s Insurance Operations;

6)	“Insurance Operations” refers to the insurance and related operations conducted by the U.S. Insurance Companies, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;

7)	“U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

8)	“Non-U.S. Subsidiaries” refers to Global Indemnity Services Ltd., Global Indemnity (Gibraltar) Ltd., Global Indemnity (Cayman) Ltd., Global Indemnity (Luxembourg) Ltd., Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Ltd.;

9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;

10)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., and Wind River (Luxembourg) S.à.r.l.;

11)	“AIS” refers to American Insurance Service, Inc.;

12)	“Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;

13)	“International Reinsurance Operations” and “Reinsurance Operations” refer to the reinsurance and related operations of Wind River Reinsurance;

14)	“Global Indemnity Group” refers to Global Indemnity Group, Inc., (formerly known as United America Indemnity Group, Inc.);

15)	“Penn-America” refers to the Company’s product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

16)	“United National” refers to the Company’s product classification that includes property, general liability, and professional liability lines products distributed through program administrators with specific binding authority;

17)	“Diamond State” refers to the Company’s product classification that includes property, casualty, and professional liability lines products distributed through wholesale brokers and program administrators with specific binding authority;

18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;

19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

21)	“$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,326,146 and $1,258,533)	$1,370,032	$1,296,885
Equity securities:
Available for sale, at fair value (cost: $158,329 and $155,390)	187,542	168,361
Other invested assets:
Available for sale, at fair value (cost: $4,156 and $4,150)	8,632	6,617

Total investments	1,566,206	1,471,863

Cash and cash equivalents	100,519	175,860
Premiums receivable, net	47,081	47,844
Reinsurance receivables	282,901	287,986
Federal income taxes receivable	7,620	2,223
Deferred federal income taxes	6,035	14,642
Deferred acquisition costs	19,469	21,564
Intangible assets	18,609	18,704
Goodwill	4,820	4,820
Prepaid reinsurance premiums	6,948	6,555
Receivable for securities sold	—	1,484
Other assets	20,652	19,371

Total assets	$2,080,860	$2,072,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$960,924	$971,377
Unearned premiums	100,242	114,041
Ceded balances payable	6,651	8,887
Contingent commissions	5,079	7,473
Payable for securities purchased	21,078	—
Notes and debentures payable	102,929	103,000
Other liabilities	24,577	29,075

Total liabilities	1,221,480	1,233,853

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 19,456,411 and 21,429,683, respectively; A ordinary shares outstanding: 16,400,471 and 16,810,678, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	584,428	621,917
Accumulated other comprehensive income, net of taxes	57,861	40,174
Retained earnings	318,275	307,413
A ordinary shares in treasury, at cost: 3,055,940 and 4,619,005 shares, respectively	(101,187)	(130,444)

Total shareholders’ equity	859,380	839,063

Total liabilities and shareholders’ equity	$2,080,860	$2,072,916

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2012	2011
Revenues:

Gross premiums written	$57,758	$87,666

Net premiums written	$50,281	$83,108

Net premiums earned	$64,470	$75,969
Net investment income	11,417	14,414
Net realized investment gains:
Other than temporary impairment losses on investments	(2,293)	(553)
Other than temporary impairment losses on investments recognized in other comprehensive income	541	—
Other net realized investment gains	3,513	12,550

Total net realized investment gains	1,761	11,997
Other income (loss)	(352)	11,792

Total revenues	77,296	114,172

Losses and Expenses:
Net losses and loss adjustment expenses	42,009	58,342
Acquisition costs and other underwriting expenses	23,167	29,394
Corporate and other operating expenses	2,488	2,903
Interest expense	1,478	1,752

Income before income taxes	8,154	21,781
Income tax expense (benefit)	(2,708)	7,524

Income before equity in net income of partnerships	10,862	14,257
Equity in net income of partnerships, net of taxes	—	53

Net income	$10,862	$14,310

Per share data:

Net income
Basic	$0.38	$0.47

Diluted	$0.38	$0.47

Weighted-average number of shares outstanding
Basic	28,617,087	30,301,293

Diluted	28,639,277	30,338,413

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2012	2011

Net income	$10,862	$14,310

Other comprehensive income (loss), net of taxes:
Unrealized holding gains arising during period	16,441	7,335
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss), net of taxes	(535)	(4)
Recognition of previously unrealized holding (gains) losses	1,781	(8,755)

Other comprehensive income (loss), net of taxes	17,687	(1,424)

Comprehensive income, net of taxes	$28,549	$12,886

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2012	Year Ended December 31, 2011
Number of A ordinary shares issued:
Number at beginning of period	21,429,683	21,340,821
Ordinary shares issued under share incentive plan	29,675	47,682
Ordinary shares issued to directors	14,385	41,180
Ordinary shares retired	(2,017,332)	—

Number at end of period	19,456,411	21,429,683

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$621,917	$622,725
Share compensation plans	616	(808)
A ordinary shares retired	(38,105)	—

Balance at end of period	$584,428	$621,917

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,174	$57,211
Other comprehensive income (loss):
Change in unrealized holding gains (losses) during the period	18,239	(17,008)
Change in other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	(552)	(29)

Other comprehensive income (loss)	17,687	(17,037)

Balance at end of period	$57,861	$40,174

Retained earnings:
Balance at beginning of period	$307,413	$349,642
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(3,900)
Net income (loss)	10,862	(38,329)

Balance at end of period	$318,275	$307,413

Number of Treasury Shares:
Number at beginning of period	4,619,005	3,040,277
A ordinary shares purchased	454,267	1,578,728
A ordinary shares retired	(2,017,332)	—

Number at end of period	3,055,940	4,619,005

Treasury Shares, at cost:
Balance at beginning of period	$(130,444)	$(100,912)
A ordinary shares purchased, at cost	(8,848)	(29,532)
A ordinary shares retired	38,105	—

Balance at end of period	$(101,187)	$(130,444)

Total shareholders’ equity	$859,380	$839,063

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarter Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,862	$14,310
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	17	20
Amortization and depreciation	422	522
Restricted stock and stock option expense	659	562
Deferred federal income taxes	2,468	(502)
Amortization of bond premium and discount, net	1,726	940
Net realized investment gains	(1,761)	(11,997)
Equity in net income of partnerships	—	(53)
Changes in:
Premiums receivable, net	763	(11,440)
Reinsurance receivables	5,085	32,270
Unpaid losses and loss adjustment expenses	(10,453)	(17,655)
Unearned premiums	(13,799)	4,085
Ceded balances payable	(2,236)	(2,845)
Other assets and liabilities, net	(6,123)	(4,512)
Contingent commissions	(2,394)	(4,441)
Federal income tax receivable/payable	(5,397)	8,073
Deferred acquisition costs, net	2,103	(3,151)
Prepaid reinsurance premiums	(393)	3,058

Net cash provided by (used for) operating activities	(18,451)	7,244

Cash flows from investing activities:
Proceeds from sale of fixed maturities	106,617	220,016
Proceeds from sale of equity securities	17,073	29,365
Proceeds from maturity of fixed maturities	10,180	22,845
Proceeds from sale of other invested assets	—	1,348
Purchase of fixed maturities	(163,664)	(253,112)
Purchase of equity securities	(18,172)	(29,100)
Purchase of other invested assets	(6)	(10,026)

Net cash used for investing activities	(47,972)	(18,664)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	1	(106)
Purchase of A ordinary shares	(8,848)	(121)
Principal payments of term debt	(71)	(71)

Net cash used for financing activities	(8,918)	(298)

Net change in cash and cash equivalents	(75,341)	(11,718)
Cash and cash equivalents at beginning of period	175,860	119,888

Cash and cash equivalents at end of period	$100,519	$108,170

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland. Global Indemnity replaced the Company’s predecessor; United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction. United America Indemnity, Ltd. was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. United America Indemnity, Ltd. is a subsidiary of the Company and an Irish tax resident. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market. On July 6, 2010, the Company changed its trading symbol on the NASDAQ Global Select Market from “INDM” to “GBLI.”

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2012 and 2011 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

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

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. This guidance was adopted retrospectively and has been applied to all prior period information contained in these consolidated financial statements. For further information please see Note 2.

2.	Change in Accounting Principle

In October, 2010, the FASB issued new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The Company adopted this guidance retrospectively effective January 1, 2012 and has adjusted all prior period information contained in these consolidated financial statements.

The Company’s deferrable costs include: incremental direct costs of contract acquisition, primarily commissions and premium taxes, the portion of an employees’ total compensation attributable to successful acquisition or renewal of insurance and reinsurance contracts and other costs directly related to acquisition activities that would not have been incurred had the contract not been acquired. These costs are deferred and amortized ratably over the period in which the related premiums are earned.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The effect of adoption of this guidance on the consolidated balance sheet as of December 31, 2011 was as follows:

Balance Sheet	December 31, 2011
(Dollars in thousands)	As Previously Reported	As Currently Reported

Deferred acquisition costs	$25,565	$21,564
Deferred federal income taxes	13,242	14,642
Total assets	2,075,517	2,072,916

Retained earnings	310,014	307,413
Total shareholders’ equity	841,664	839,063
Total liabilities and shareholders’ equity	2,075,517	2,072,916

The effect of adoption of this guidance on the consolidated income statement for the quarter ended March 31, 2011 was as follows:

Income Statement	Quarter Ended March 31, 2011
(Dollars in thousands, except per share data)	As Previously Reported	As Currently Reported

Acquisition costs and other underwriting expenses	$29,852	$29,394
Income before income taxes	21,323	21,781
Income tax expense	7,591	7,524
Net income	13,785	14,310

Net income per share - basic	$0.45	$0.47

Net income per share - diluted	$0.45	$0.47

The effect of adoption of this guidance on the consolidated statement of cash flows for the quarter ended March 31, 2011 was as follows:

Statement of Cash Flows	Quarter Ended March 31, 2011
(Dollars in thousands)	As Previously Reported	As Currently Reported

Net income	$13,785	$14,310
Deferred federal income taxes	(435)	(502)
Change in deferred acquisition costs	(2,693)	(3,151)

3.	Profit Enhancement Initiative

On November 2, 2010, the Company committed to a Profit Enhancement Initiative with respect to its Insurance Operations. The plan was initiated on November 4, 2010, and is part of the Company’s efforts to streamline its operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. This initiative was intended to enhance profitability and earnings by aligning corporate overhead costs with changes in the Company’s business. In the fourth quarter of 2010, the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Company reduced its U.S. based census by approximately 25%, closed underperforming U.S. facilities, and supplemented staffing in Bermuda and in Ireland. All action items relating to this initiative were implemented by December 31, 2010.

The total cost of implementing this initiative was recorded in the Company’s consolidated statements of operations within its Insurance Operations segment in the fourth quarter of 2010. Components of the initiative included: (1) employee termination and severance charges of $1.71 million; (2) expenses of $1.53 million relating to discontinuing use of leased office space, net of expected sub-lease income; (3) restructuring expenses of $0.63 million for related asset and leasehold improvement impairments; and (4) expenses of $2.91 million relating to the curtailment of the Company’s workers’ compensation product initiative, consisting of a minimum ceded premium charge of $1.48 million on its workers’ compensation reinsurance treaty and $1.43 million in asset impairments.

In December of 2011 the Company incurred additional costs related to streamlining its operations in response to the continued competitive landscape within the excess and surplus lines market. These charges were recorded within the Company’s consolidated statement of operations in the fourth quarter of 2011 and impacted both its Insurance Operations as well as its Reinsurance Operations. All action items related to the reorganization were implemented by December 31, 2011.

Components of the reorganization included (1) employee termination and severance charges of $0.79 million; (2) charges of $0.84 million related to discontinuing use of leased office space, net of expected sub-lease income; and (3) fixed asset and leasehold improvement impairments of $1.17 million. Of the $2.79 million in additional charges incurred, $2.03 million were recorded within the Company’s Insurance Operations segment and $0.76 million were recorded within the Company’s Reinsurance Operations segment.

The following table summarizes charges incurred by expense type and the remaining liability as of March 31, 2012, December 31, 2011 and December 31, 2010:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total

Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments for 2010 actions	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments for 2010 actions	(1,129)	(805)	—	(492)	(2,426)
Non-cash adjustments for 2010 actions	—	259	—	—	259
Additional charges incurred in 2011	785	842	1,165	—	2,792
Non-cash adjustments for 2011 actions	—	—	(1,165)	—	(1,165)

Liability at December 31, 2011	$785	$1,828	$—	$—	$2,613
Cash payments for 2010 actions	—	(110)	—	—	(110)
Cash payments for 2011 actions	(222)	(105)	—	—	(327)

Liability at March 31, 2012	$563	1,613	$—	$—	$2,176

There were no charges incurred related to the Profit Enhancement Initiative in the Company’s statement of operations for the quarters ended March 31, 2012 or 2011.

4.	Investments

The Company’s investments in fixed maturities and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding limited partnership interests, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary.

The Company’s investments in other invested assets are comprised of limited liability partnership interests. Partnership interests where the Company owned more than 3% at any time are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and the fair value of the partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

The amortized cost and estimated fair value of investments were as follows as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2012
Fixed maturities:
U.S. treasury and agency obligations	$182,822	$7,130	$(9)	$189,943	$—
Obligations of states and political subdivisions	196,588	7,554	(26)	204,116	—
Mortgage-backed securities	259,638	9,804	(25)	269,417	(12)
Asset-backed securities	112,686	2,104	(20)	114,770	(28)
Commercial mortgage-backed securities	21,702	92	(12)	21,782	—
Corporate bonds and loans	500,279	17,230	(1,171)	516,338	(541)
Foreign corporate bonds	52,431	1,319	(84)	53,666	—

Total fixed maturities	1,326,146	45,233	(1,347)	1,370,032	(581)
Common stock	158,329	32,158	(2,945)	187,542	—
Other invested assets	4,156	4,476	—	8,632	—

Total	$1,488,631	$81,867	$(4,292)	$1,566,206	$(581)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2011
Fixed maturities:
U.S. treasury and agency obligations	$123,089	$8,201	$(1)	$131,289	$—
Obligations of states and political subdivisions	198,374	7,822	(63)	206,133	—
Mortgage-backed securities	259,935	9,283	(228)	268,990	(13)
Asset-backed securities	94,096	1,931	(63)	95,964	(32)
Commercial mortgage-backed securities	29,975	66	(72)	29,969	—
Corporate bonds and loans	510,580	14,317	(3,696)	521,201	(134)
Foreign corporate bonds	42,484	994	(139)	43,339	—

Total fixed maturities	1,258,533	42,614	(4,262)	1,296,885	(179)
Common stock	155,390	19,436	(6,465)	168,361	—
Other invested assets	4,150	2,467	—	6,617	—

Total	$1,418,073	$64,517	$(10,727)	$1,471,863	$(179)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at March 31, 2012 or December 31, 2011.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$137,659	$138,502
Due in one year through five years	628,000	652,905
Due in five years through ten years	125,873	130,378
Due in ten years through fifteen years	9,685	10,907
Due after fifteen years	30,903	31,371
Mortgaged-backed securities	259,638	269,417
Asset-backed securities	112,686	114,770
Commercial mortgage-backed securities	21,702	21,782

Total	$1,326,146	$1,370,032

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2012:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$23,872	$(9)	$—	$—	$23,872	$(9)
Obligations of states and political subdivisions	—	—	2,114	(26)	2,114	(26)
Mortgage-backed securities	8,596	(7)	729	(18)	9,325	(25)
Asset-backed securities	4,370	(5)	596	(15)	4,966	(20)
Commercial mortgage-backed securities	6,017	(11)	481	(1)	6,498	(12)
Corporate bonds and loans	55,616	(1,108)	11,034	(63)	66,650	(1,171)
Foreign corporate bonds	15,019	(84)	—	—	15,019	(84)

Total fixed maturities	113,490	(1,224)	14,954	(123)	128,444	(1,347)
Common stock	29,169	(2,847)	1,088	(98)	30,257	(2,945)

Total	$142,659	$(4,071)	$16,042	$(221)	$158,701	$(4,292)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

According to accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2012, gross unrealized losses related to U.S. treasury and agency obligations were $0.009 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of March 31, 2012, gross unrealized losses related to obligations of states and political subdivisions were $0.026 million. All unrealized losses have been in an unrealized loss position for twelve months or longer. These securities are rated AA+. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities – As of March 31, 2012, gross unrealized losses related to mortgage-backed securities were $0.025 million. Of this amount, $0.02 million has been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset backed securities (“ABS”) – As of March 31, 2012, gross unrealized losses related to asset backed securities were $0.02 million. Of this amount, $0.015 million has been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 32.8. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of March 31, 2012, gross unrealized losses related to the CMBS portfolio were $0.01 million. Of this amount, $0.001 million has been in an unrealized loss position for twelve months or greater and are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 24.5. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Corporate bonds and loans – As of March 31, 2012, gross unrealized losses related to corporate bonds and loans were $1.2 million. Of this amount, $0.06 million has been in an unrealized loss position for twelve months or greater. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of March 31, 2012, gross unrealized losses related to foreign bonds were $0.08 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated A- or better. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks – As of March 31, 2012, gross unrealized losses related to common stock were $2.9 million. Of this amount, $0.1 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2012 and 2011:

(Dollars in thousands)	Quarters Ended March 31,
	2012	2011
Fixed maturities:
OTTI losses, gross	$(895)	$—
Portion of loss recognized in other comprehensive income (pre-tax)	541	—

Net impairment losses on fixed maturities recognized in earnings	(354)	—
Common stock	(1,398)	(553)

Total	$(1,752)	$(553)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters ended March 31, 2012 and 2011 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended March 31,
	2012	2011

Balance at beginning of period	$86	$115
Additions where no OTTI was previously recorded	55	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	(29)

Balance at end of period	$141	$86

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 was as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Net unrealized gains (losses) from:
Fixed maturities	$43,886	$38,352
Common stock	29,213	12,971
Partnerships < 3% owned	4,476	2,467
Deferred taxes	(19,714)	(13,616)

Accumulated other comprehensive income	$57,861	$40,174

Net Realized Investment Gains

The components of net realized investment gains for the quarters ended March 31, 2012 and 2011 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2012	2011

Fixed maturities:
Gross realized gains	$732	$5,874
Gross realized losses	(822)	(159)

Net realized gains (losses)	(90)	5,715

Common stock:
Gross realized gains	3,267	6,886
Gross realized losses	(1,416)	(604)

Net realized gains	1,851	6,282

Total net realized investment gains	$1,761	$11,997

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2012 and 2011 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2012	2011

Fixed maturities	$106,617	$220,016
Equity securities	17,073	29,365

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2012 and 2011 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2012	2011

Fixed maturities	$11,359	$14,683
Equity securities	1,083	777
Cash and cash equivalents	43	17
Other invested assets	156	—

Total investment income	12,641	15,477
Investment expense	(1,224)	(1,063)

Net investment income	$11,417	$14,414

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2012 and 2011 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2012	2011

Net investment income	$11,417	$14,414

Net realized investment gains	1,761	11,997
Net equity in net income of partnership	—	81
Net unrealized investment gains (losses)	23,785	(2,143)

Net investment gains	25,546	9,935

Total investment return	$36,963	$24,349

Total investment return % (1)	2.2%	1.4%

Average investment portfolio (2)	$1,647,427	$1,720,392

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of March 31, 2012, the Company held insurance enhanced municipal bonds of approximately $74.8 million, which represented approximately 4.5% of the Company’s total cash and invested assets, net of payables for securities purchased and sold. These securities had an average rating of “AA.” Approximately $31.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $23.3 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $42.9 million of insurance enhanced municipal bonds, $16.0 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance

AA	$6,725	$—
A	9,281	14,980
BBB	—	1,026

Total	$16,006	$16,006

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2012, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

Ambac Financial Group	$4,875	$3,791	$—	$1,084
Financial Guaranty Insurance Company	831	831	—	—
Assured Guaranty Corporation	27,699	9,778	—	17,921
Municipal Bond Insurance Association	28,061	8,367	—	19,694
Gov’t National Housing Association	2,663	549	2,114	—
Permanent School Fund Guaranty	1,279	—	1,279	—

Total backed by financial guarantors	65,408	23,316	3,393	38,699
Other credit enhanced municipal bonds	9,397	8,557	—	840

Total	$74,805	$31,873	$3,393	$39,539

In addition to the $74.8 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $28.5 million, which represented approximately 1.7% of the Company’s total invested assets net of payables for securities purchased and sold. The financial guarantors of the Company’s $28.5 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.6 million), Municipal Bond Insurance Association ($9.9 million), Ambac ($2.1 million), Assured Guaranty Corporation ($10.6 million), and Other ($5.3 million).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2012.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of March 31, 2012 and December 31, 2011:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2012	December 31, 2011

On deposit with governmental authorities	$43,500	$43,830
Intercompany trusts held for the benefit of U.S. policyholders	561,112	545,230
Held in trust pursuant to third party requirements	85,053	82,577
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,220	6,125

Total	$695,885	$677,762

5.	Fair Value Measurements

The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of December 31, 2010. During the quarter ended March 31, 2011, the Company liquidated its remaining interest in this limited partnership and recognized a gain of $0.05 million, net of taxes, due to changes in the value of this investment. This gain is reflected on the consolidated statement of operations as equity in net income of partnerships, net of taxes.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$150,553	$39,390	$—	$189,943
Obligations of states and political subdivisions	—	204,116	—	204,116
Mortgage-backed securities	—	269,417	—	269,417
Commercial mortgage-backed securities	—	21,782	—	21,782
Asset-backed securities	—	114,770	—	114,770
Corporate bonds and loans	—	516,338	—	516,338
Foreign corporate bonds	—	53,666	—	53,666

Total fixed maturities	150,553	1,219,479	—	1,370,032
Common shares	187,542	—	—	187,542
Other invested assets	—	—	8,632	8,632

Total invested assets	$338,095	$1,219,479	$8,632	$1,566,206

As of December 31, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$90,602	$40,687	$—	$131,289
Obligations of states and political subdivisions	—	206,133	—	206,133
Mortgage-backed securities	—	268,990	—	268,990
Commercial mortgage-backed securities	—	29,969	—	29,969
Asset-backed securities	—	95,964	—	95,964
Corporate bonds and loans	—	521,201	—	521,201
Foreign corporate bonds	—	43,339	—	43,339

Total fixed maturities	90,602	1,206,283	—	1,296,885
Common shares	168,361	—	—	168,361
Other invested assets	—	—	6,617	6,617

Total invested assets	$258,963	$1,206,283	$6,617	$1,471,863

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

There were no significant transfers between Level 1 and Level 2 during the quarters ended March 31, 2012 or 2011.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2012:

(Dollars in thousands)	Other Invested Assets

Beginning balance at January 1, 2012	$6,617
Total gains (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss)	2,009
Sales	—
Purchases	6

Ending balance at March 31, 2012	$8,632

Losses for 2012 included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2012	$—

The investments classified as Level 3 in the above table relate to investments in limited partnerships for which there are no readily available independent market prices. The estimated fair values of these limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships. Material assumptions and factors utilized in pricing these investments include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2011:

Quarter Ended March 31, 2011 (Dollars in thousands)	Other Invested Assets

Beginning balance at January 1, 2011	$5,380
Total gains (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income	2,585
Purchases	10,025
Sales	(1,347)

Ending balance at March 31, 2011	$16,724

Losses for 2011 included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2011	$—

The amount is comprised of $7.1 million related to investments in limited partnerships and $9.6 million related to an investment in a mutual fund. The $7.1 million related to investments in limited partnerships was comprised of securities for which the Company does not have the ability to see the underlying valuations. The estimated fair value of these limited partnerships is measured utilizing net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month end pricing period. The Company’s investment in a mutual fund of $9.6 million is measured utilizing the fund’s net asset value. The net asset value of the fund is based on the actual market price of the assets of the portfolio, including accrued income less liabilities and provisions for accrued expenses. The fund is comprised primarily of foreign equities. However, since the Company does not have the ability to see the invested asset composition of the mutual fund on a daily basis, this investment has been classified within the Level 3 category.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at March 31, 2012 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2012.

(Dollars in thousands)	Fair Value	Future Funding Commitments

Equity Fund, LP (1)	$8,632	$2,513
Real Estate Fund, LP (2)	—	—

Total	$8,632	$2,513

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

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

•

For CMOs, which are categorized with mortgage-backed securities in the tables listed above, volatility-driven and ratings based multi-dimensional spread tables or an option-adjusted spread model and prepayment model is used. For ABSs, multi-dimensional, collateral specific spread / prepayment speed tables are utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, and treasury swap curves and spread adjustments.

•

For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

During the quarter ended March 31, 2012, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.

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

The Company had the following reinsurance balances as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Reinsurance receivables	$282,901	$287,986
Collateral securing reinsurance receivables	(164,751)	(169,002)

Reinsurance receivables, net of collateral	$118,150	$118,984

Allowance for uncollectible reinsurance receivables	$10,021	$10,021
Prepaid reinsurance premiums	6,948	6,555

The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels. The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchased a property catastrophe treaty. Effective June 1, 2011, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $80.0 million in excess of $20.0 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2011, which provided occurrence coverage for losses of $75.0 million in excess of $15.0 million.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Property Per Risk Excess of Loss – Effective January 1, 2012, the Company renewed its property per risk excess of loss treaty which provides coverage of $13.0 million per risk in excess of $2.0 million per risk. This replaces the treaty that expired December 31, 2011, which provided identical coverage. The renewal treaty provides coverage in two layers: $3.0 million per risk in excess of $2.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. The first layer is split into two sections, each subject to a $3.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

Professional Liability Excess of Loss – Effective April 30, 2011, the Company’s professional liability excess of loss treaty was terminated. This treaty provided coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence. Effective May 1, 2011, the professional liability exposure was added to the casualty excess of loss treaty.

Casualty and Professional Liability Excess of Loss – Effective May 1, 2012, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for $2.0 million per occurrence in excess of $1.0 million per occurrence for general liability and auto liability. The professional liability section provides coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. The casualty and professional liability treaty that expired April 30, 2012 provided identical coverage.

Casualty Clash Excess of Loss – Effective May 1, 2012, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. The casualty clash treaty that expired April 30, 2012 provided identical coverage.

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

There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during the quarter ended March 31, 2012. To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

7.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, discrete items such as the AON settlement and limited partnership distributions, and then that amount is added to income taxes on net realized gains and losses, discrete items and limited partnership distributions. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters ended March 31, 2012 and 2011 were as follows:

Quarter Ended March 31, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$31,411	$47,835	$(21,488)	$57,758

Net premiums written	$30,863	$19,418	$—	$50,281

Net premiums earned	$41,755	$22,715	$—	$64,470
Net investment income	9,788	6,214	(4,585)	11,417
Net realized investment gains (losses)	(208)	1,969	—	1,761
Other income (loss)	(506)	154	—	(352)

Total revenues	50,829	31,052	(4,585)	77,296
Losses and Expenses:
Net losses and loss adjustment expenses	27,044	14,965	—	42,009
Acquisition costs and other underwriting expenses	15,449	7,718	—	23,167
Corporate and other operating expenses	2,622	(134)	—	2,488
Interest expense	—	6,063	(4,585)	1,478

Income before income taxes	$5,714	$2,440	$—	$8,154

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Quarter Ended March 31, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$58,697	$56,467	$(27,498)	$87,666

Net premiums written	$58,195	$24,913	$—	$83,108

Net premiums earned	$49,626	$26,343	$—	$75,969
Net investment income	11,649	7,313	(4,548)	14,414
Net realized investment gains	3,415	8,582	—	11,997
Other income	123	11,669	—	11,792

Total revenues	64,813	53,907	(4,548)	114,172
Losses and Expenses:
Net losses and loss adjustment expenses	40,851	17,491	—	58,342
Acquisition costs and other underwriting expenses	18,737	10,657	—	29,394
Corporate and other operating expenses	1,886	1,017	—	2,903
Interest expense	—	6,300	(4,548)	1,752

Income before income taxes	$3,339	$18,442	$—	$21,781

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
(Dollars in thousands)	2012		2011
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$535	6.6%	$6,713	30.8%
Adjustments:
Tax exempt interest	(407)	(5.0)	(524)	(2.4)
Dividend exclusion	(235)	(2.9)	(157)	(0.7)
Effective tax rate adjustment	(2,587)	(31.7)	1,471	6.7
Other	(14)	(0.2)	21	0.1

Income tax expense (benefit)	$(2,708)	(33.2%)	$7,524	34.5%

The effective income tax benefit rate for the quarter ended March 31, 2012 was 33.2%, compared to an income tax expense rate of 34.5% for the quarter ended March 31, 2011. The decrease in the effective tax rate is primarily due to the Company’s settlement with AON in the first quarter of 2011 as noted in the Company’s 2011 Form 10-K. Excluding realized gains and the AON settlement, the Company’s expected annual effective tax benefit rate is 14.6% for 2011. The effective rates differed from the weighted average expected income tax expense rates of 6.6% and 30.8% for the quarter ended March 31, 2012 and 2011, respectively, primarily due to the fact that the Company records tax based on the annualized effective tax rate, net of tax-exempt interest and dividends.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company had an alternative minimum tax credit carry forward of $6.0 million as of March 31, 2012 and December 31, 2011 which can be carried forward indefinitely.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2008.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.3 million as of March 31, 2012 and December 31, 2011. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2012, the Company has recorded $0.03 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

8.	Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverage with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2012, the related adjustments could have a material impact on the Company’s future results of operations.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$971,376	$1,052,745
Less: Ceded reinsurance receivables	283,651	407,197

Net balance at beginning of period	687,725	645,548

Incurred losses and loss adjustment expenses related to:
Current year	43,508	63,641
Prior years	(1,500)	(5,299)

Total incurred losses and loss adjustment expenses	42,008	58,342

Paid losses and loss adjustment expenses related to:
Current year	6,316	5,123
Prior years	41,834	39,525

Total paid losses and loss adjustment expenses	48,150	44,648

Net balance at end of period	681,583	659,242
Plus: Ceded reinsurance receivables	279,341	375,846

Balance at end of period	$960,924	$1,035,088

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In the first quarter of 2012, the Company reduced its prior accident year loss reserves by $1.5 million, which consisted of a $1.4 million decrease related to Insurance Operations and a $0.1 million decrease related to Reinsurance Operations.

The $1.4 million decrease related to Insurance Operations primarily consisted of a $2.5 million reduction in general liability lines partially offset by a $0.6 million increase in property lines and a $0.5 million increase in marine lines:

•

General liability: The $2.5 million reduction primarily consisted of reductions of $3.4 million from accident years 2002 through 2006 and 2008 due to continued favorable emergence. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages. This was partially offset by increases of $1.0 million in accident years 1998, 2000 and 2007 related to loss emergence on certain construction defect claims.

•	Property: The $0.6 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on a large sinkhole claim.

•	Marine: The $0.5 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on one large hull claim and two protection and indemnity claims.

The Company’s Reinsurance Operations decreased its prior accident year unallocated loss adjustment expense reserves by $0.1 million.

In the first quarter of 2011, the Company reduced its prior accident year loss reserves by $5.3 million, which consisted of an $8.7 million decrease related to Insurance Operations offset by a $3.4 million increase to Reinsurance Operations.

The $5.3 million decrease related to Insurance Operations primarily consisted of a $7.0 million reduction in general liability lines, a $1.0 million reduction in property lines, a $0.5 million reduction in umbrella lines, and $0.2 million in net reductions in all other lines:

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

The $3.4 million increase to Reinsurance Operations primarily consisted of a $2.0 million increase in general liability lines, a $0.8 million increase in workers’ compensation lines, and a $0.6 million increase in auto liability lines:

•	General liability: The $2.0 million increase primarily related to accident years 2009 and 2010 due to marine loss emergence that was greater than expected.

•

Workers’ compensation: The $0.8 million increase primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011 as discussed above.

•	Auto liability: The $0.6 million increase is primarily related to accident years 2009 and 2010 resulting from greater severity on a non-standard auto treaty.

9.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

On September 15, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its A ordinary shares through a share repurchase program. The timing and amount of the repurchase transactions under this program depend upon market conditions as well as other factors. All shares repurchased under this program have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital during the quarter ended March 31, 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2012:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)

January 1-31, 2012	199,811	(4), (5)	$19.74	196,431	$66,748,165
February 1-29, 2012	100,932	(3), (4)	$20.04	96,996	$64,804,270
March 1-31, 2012	153,524	(4)	$18.77	153,524	$61,925,785

Total	454,267		$19.48	446,951	N/A

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Includes 3,936 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Purchased as part of the repurchase authorization announced in September 2011.
(5)	Includes 3,380 shares repurchased as part of the Rights Offering.

Through April 18, 2012, an additional 54,334 shares were repurchased as part of the share repurchase program. Including these purchases, a total of 2,071,666 shares were repurchased under the program at an average purchase price of $18.89 per share.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2011:

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

Tender Offer

On May 9, 2012, the Company announced that its Board of Directors has approved a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. The tender offer is part of the Company’s share repurchase program announced on September 15, 2011, whereby its Board of Directors authorized the Company to return up to $100 million to shareholders through repurchases of its A ordinary shares or other means.

The tender offer will proceed by way of a “modified Dutch auction” pursuant to which the Company’s shareholders may tender all or a portion of their A ordinary shares (1) at a price of not less than $19.25 and not more than $22.00, in increments of $0.25 per share or (2) without specifying a purchase price, in which case their A ordinary shares will be purchased at the purchase price determined in accordance with the tender offer.

The tender offer will expire at 5:00 p.m., New York City time, on June 8, 2012, unless withdrawn or extended by the Company.

Additional details regarding the tender offer will be described in the Offer to Purchase that will be distributed to shareholders.

10.	Related Party Transactions

Fox Paine & Company

As of March 31, 2012, Fox Paine & Company beneficially owned shares having approximately 90.8% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company hold an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

As of March 31, 2012 and December 31, 2011, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $8.6 million and $6.6 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the Company had an unfunded capital commitment of $2.5 million to the partnership. A distribution of $0.15 million was received from the limited partnership during the first quarter of 2011. There were no distributions received during the first quarter of 2012.

The Company incurred management fees of $0.4 million in each of the quarters ended March 31, 2012 and 2011 as part of the annual management fee that is paid to Fox Paine & Company.

Validus Reinsurance, Ltd.

Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended March 31,
(Dollars in thousands)	2012	2011

Ceded written premium	$—	$(76)
Ceded paid losses	—	54

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

Frank Crystal & Company

During each of the quarters ended March 31, 2012 and 2011, the Company paid $0.1 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, is a member of the Company’s Board of Directors.

11.	Commitments and Contingencies

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations, cash flows, or financial condition.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, the Company settled with AON for $16.3 million. The Company realized approximately $7.5 million in 2011, net of income taxes and attorney’s fees.

12.	Share-Based Compensation Plans

During the quarters ended March 31, 2012 and 2011, the Company granted 29,675 and 65,481 A ordinary shares, respectively, at a weighted average grant date value of $18.60 and $21.44 per share, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). All of the shares granted in 2012 were subject to certain restrictions. Of the shares granted in 2011, 54,233 were subject to certain restrictions and 11,248 vested immediately.

During the quarters ended March 31, 2012 and 2011, the Company granted an aggregate of 14,385 and 14,171 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $19.83 and $20.82 per share, respectively, to non-employee directors of the Company under the Plan.

13.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended March 31,
except per share data)	2012	2011

Net income	$10,862	$14,310

Basic earnings per share:
Weighted average shares outstanding - basic	28,617,087	30,301,293

Net income per share	$0.38	$0.47

Diluted earnings per share:
Weighted average shares outstanding - diluted	28,639,277	30,338,413

Net income per share	$0.38	$0.47

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2012	2011

Weighted average shares for basic earnings per share	28,617,087	30,301,293
Non-vested restricted stock	13,655	28,318
Options	8,535	8,802

Weighted average shares for diluted earnings per share	28,639,277	30,338,413

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2012 and 2011 do not include 546,482 and 305,968 shares, respectively, which were deemed to be anti-dilutive.

14.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of the U.S. Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K.

The following are tabulations of business segment information for the quarters ended March 31, 2012 and 2011.

Quarter Ended March 31, 2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$47,834		$9,924		$57,758

Net premiums written	$40,906		$9,375		$50,281

Net premiums earned	$47,501		$16,969		$64,470
Other income (loss)	154		(506)		(352)

Total revenues	47,655		16,463		64,118
Losses and Expenses:
Net losses and loss adjustment expenses	33,151		8,858		42,009
Acquisition costs and other underwriting expenses	19,419	(3)	3,748		23,167

Income (loss) from segments	$(4,915)		$3,857		(1,058)

Unallocated Items:
Net investment income					11,417
Net realized investment gains					1,761
Corporate and other operating expenses					(2,488)
Interest expense					(1,478)

Income before income taxes					8,154
Income tax benefit					(2,708)

Income before equity in net income of partnership					10,862
Equity in net income of partnership, net of tax					—

Net income					$10,862

Total assets	$1,443,226		$637,634	(4)	$2,080,860

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $248 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Quarter Ended March 31, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$56,467		$31,199		$87,666

Net premiums written	$52,411		$30,697		$83,108

Net premiums earned	$54,786		$21,183		$75,969
Other income	11,669		123		11,792

Total revenues	66,455		21,306		87,761
Losses and Expenses:
Net losses and loss adjustment expenses	32,800		25,542		58,342
Acquisition costs and other underwriting expenses	24,720	(3)	4,674		29,394

Income (loss) from segments	$8,935		$(8,910)		25

Unallocated Items:
Net investment income					14,414
Net realized investment gains					11,997
Corporate and other operating expenses					(2,903)
Interest expense					(1,752)

Income before income taxes					21,781
Income tax expense					7,524

Income before equity in net income of partnership					14,257
Equity in net income of partnership, net of tax					53

Net income					$14,310

Total assets	$1,628,977		$669,219	(4)	$2,298,196

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $284 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

15.	Subsequent Events

Share Repurchases

Through April 18, 2012, an additional 54,334 shares were repurchased as part of the share repurchase program. Including these purchases, a total of 2,071,666 shares were repurchased under the program at an average purchase price of $18.89 per share.

Tender Offer

On May 9, 2012, the Company announced that its Board of Directors has approved a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. The tender offer is part of the Company’s share repurchase program announced on September 15, 2011, whereby its Board of Directors authorized the Company to return up to $100 million to shareholders through repurchases of its A ordinary shares or other means.

The tender offer will proceed by way of a “modified Dutch auction” pursuant to which the Company’s shareholders may tender all or a portion of their A ordinary shares (1) at a price of not less than $19.25 and not more than $22.00, in increments of $0.25 per share or (2) without specifying a purchase price, in which case their A ordinary shares will be purchased at the purchase price determined in accordance with the tender offer.

The tender offer will expire at 5:00 p.m., New York City time, on June 8, 2012, unless withdrawn or extended by the Company.

Additional details regarding the tender offer will be described in the Offer to Purchase that will be distributed to shareholders.

James R. Kroner

On April 4, 2012, James R. Kroner notified the Company that he will not stand for re-election to the Board of Directors at the Annual General Meeting of Shareholders, currently scheduled to be held in June, 2012. Mr. Kroner’s decision not to stand for re-election was not the result of any disagreement with the Company.

GLOBAL INDEMNITY PLC

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Developments

Share Repurchases

Through April 18, 2012, an additional 54,334 shares were repurchased as part of the share repurchase program. Including these purchases, a total of 2,071,666 shares were repurchased under the program at an average purchase price of $18.89 per share.

Tender Offer

On May 9, 2012, the Company announced that its Board of Directors has approved a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. The tender offer is part of the Company’s share repurchase program announced on September 15, 2011, whereby its Board of Directors authorized the Company to return up to $100 million to shareholders through repurchases of its A ordinary shares or other means.

The tender offer will proceed by way of a “modified Dutch auction” pursuant to which the Company’s shareholders may tender all or a portion of their A ordinary shares (1) at a price of not less than $19.25 and not more than $22.00, in increments of $0.25 per share or (2) without specifying a purchase price, in which case their A ordinary shares will be purchased at the purchase price determined in accordance with the tender offer.

The tender offer will expire at 5:00 p.m., New York City time, on June 8, 2012, unless withdrawn or extended by the Company.

Additional details regarding the tender offer will be described in the Offer to Purchase that will be distributed to shareholders.

James R. Kroner

On April 4, 2012, James R. Kroner notified the Company that he will not stand for re-election to the Board of Directors at the Annual General Meeting of Shareholders, currently scheduled to be held in June, 2012. Mr. Kroner’s decision not to stand for re-election was not the result of any disagreement with the Company.

Overview

The Company’s Insurance Operations distribute property and casualty insurance products through a group of approximately 100 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company operates predominantly in the excess and surplus lines marketplace. To manage its operations, the Company differentiates them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

GLOBAL INDEMNITY PLC

The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers and consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance is a Bermuda based treaty reinsurer of excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. Wind River Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds. Given the current pricing environment, Wind River Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as a niche reinsurance solution provider.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as of prevailing market prices.

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, other investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records losses and loss adjustment expenses based on an actuarial analysis of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and capital duty taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, and funds held on behalf of others.

Critical Accounting Estimates and Policies

The Company’s consolidated financial statements are prepared in conformity with GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. This guidance was adopted retrospectively and has been applied to all prior period information contained in these consolidated financial statements. For further information please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability for Unpaid Losses and Loss Adjustment Expenses

Although variability is inherent in estimates, the Company believes that the liability for unpaid losses and loss adjustment expenses reflects its best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of its reinsurance coverage with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile

GLOBAL INDEMNITY PLC

liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. Most of the Company’s business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Our Insurance Operations” in Item 1 of Part I of the Company’s 2011 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

In addition to the Company’s internal reserve analysis, independent external actuaries will perform a full, detailed review of the Company’s Insurance Operations’ reserves during the third quarter. Independent external actuaries also perform a full, detailed review of the Company’s Reinsurance Operations’ reserves on a quarterly basis. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff and management.

Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries; however management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with the Company’s reserves for its Insurance Operations, reserves for its Reinsurance Operations are characterized as short-tail through long-tail. Most of the Company’s business can be characterized as medium to long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts. Every treaty is reviewed each quarter, both gross and net of reinsurance.

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

GLOBAL INDEMNITY PLC

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

The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company’s actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the actuaries may assign additional weight to the Paid Development method. For most of the Company’s reserve categories, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because the Company’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, the Company may also use the Expected Loss Ratio, Bornhuetter-Ferguson and Average Loss methods for short-tail exposures.

Generally, reserves for long-tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods for the next two years, and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For

GLOBAL INDEMNITY PLC

umbrella business, the Expected Loss Ratio and Bornhuetter-Ferguson methods are used for as many as six years before shifting to the Incurred Development method. Reserves for short-tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.

For other more complex reserve categories where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and asbestos and environmental (“A&E”).

For construction defect losses, the Company’s actuaries organize losses by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.

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

On March 16, 2012, The United States Bankruptcy Court for the Northern District of California issued an Opinion confirming a Bankruptcy Plan for a named insured including an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code). The injunction, also called a “channeling injunction”, precludes, inter alia, non-settling insurers from asserting claims against United National and asbestos related claims by third parties against United National that are related to the named insured. The Bankruptcy Court issued an opinion but has not yet issued an order confirming the plan. The plan will need to be confirmed by the United States District Court and further appeals are likely. The Courts must yet determine if the channeling injunction will take effect during an appeal. The settlement agreement requires a monetary payment by United National upon plan confirmation by the District Court.

Reserve analyses performed by the Company’s internal and external actuaries result in actuarial point estimates. The results of the detailed reserve reviews were summarized and discussed with the Company’s senior management to determine the best estimate of reserves. This group considered many factors in making this decision. The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in the Company’s pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

GLOBAL INDEMNITY PLC

Management’s best estimate at March 31, 2012 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $960.9 million and $681.6 million, respectively, as of March 31, 2012. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2012 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$292,885	$551,353	$844,238
Reinsurance Operations	35,585	81,102	116,687

Total	$328,470	$632,455	$960,925

	Net Reserves (2)
	Case	IBNR (1)	Total

Insurance Operations	$196,830	$369,070	$565,900
Reinsurance Operations	35,585	80,098	115,683

Total	$232,415	$449,168	$681,583

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

The Company continually reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified or estimated. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

The detailed reserve analyses that the Company’s internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. The Company determines its best estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. The anticipated future loss emergence continues to be reflective of historical patterns, and the selected development patterns have not changed significantly from those underlying the Company’s most recent analyses.

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused the Company to increase or decrease its frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect the Company’s results of operations, equity, business and insurer financial strength and debt

GLOBAL INDEMNITY PLC

ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on the Company’s historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $43.5 million for claims occurring during the quarter ended March 31, 2012:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(6,309)	$(4,242)	$(2,175)	$(109)	$1,958
	-3%	(5,526)	(3,415)	(1,305)	805	2,915
	-2%	(5,134)	(3,002)	(870)	1,262	3,394
	-1%	(4,742)	(2,589)	(435)	1,719	3,872
	0%	(4,351)	(2,175)	—	2,175	4,351
	1%	(3,959)	(1,762)	435	2,632	4,829
	2%	(3,568)	(1,349)	870	3,089	5,308
	3%	(3,176)	(935)	1,305	3,546	5,787
	5%	(2,393)	(109)	2,175	4,460	6,744

The Company’s net reserves for losses and loss expenses of $681.6 million as of March 31, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral and payment history with its reinsurers are several of the factors that the Company considers when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If the Company’s reinsurers do not pay, the Company is still legally obligated to pay the loss. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of March 31, 2012.

Investments

The carrying amount of the Company’s investments approximates their estimated fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 5 of

GLOBAL INDEMNITY PLC

the notes to consolidated financial statements in Item 1 of Part I of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of the Company’s securities with gross unrealized losses as of March 31, 2012 and December 31, 2011, and for other than temporary impairment losses that the Company recorded for the quarters ended March 31, 2012 and 2011, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Fair Value Measurements

The Company categorizes its assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information about the fair value hierarchy and the Company’s assets that are accounted for at fair value.

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

GLOBAL INDEMNITY PLC

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. This guidance was adopted retrospectively and has been applied to all prior period information contained in these consolidated financial statements. For further information please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Taxation

The Company provided for income taxes in accordance with applicable accounting guidance. The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the Company’s consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2012 or December 31, 2011. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in its forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

On an interim basis, the Company books its tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where the Company does business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses), discrete items such as the AON settlement and limited partnership distributions by forecasted pre-tax income not including net realized investment gains (losses), discrete items and limited partnership distributions. Changes in pre-tax and taxable income in the jurisdictions where the Company does business can change the effective tax rate. To compute the Company’s income tax expense on an interim basis, the Company applies its expected full year effective tax rate against its pre-tax income excluding net realized investment gains (losses), discrete items and limited partnership distributions and then adds actual tax on net realized investment gains (losses), discrete items and limited partnership distributions to that result.

The Company applies a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion of the Company’s tax uncertainties.

Business Segments

The Company manages its business through two business segments: Insurance Operations, which includes the operations of the U.S. Insurance Companies, and Reinsurance Operations, which are the operations of Wind River Reinsurance.

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and commission and fee income, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2011 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended March 31,
	2012	2011
Insurance Operations premiums written:
Gross premiums written	$47,834	$56,467
Ceded premiums written	6,928	4,056

Net premiums written	$40,906	$52,411

Reinsurance Operations premiums written:
Gross premiums written	$9,924	$31,199
Ceded premiums written	549	502

Net premiums written	$9,375	$30,697

Revenues: (1)
Insurance Operations	$47,655	$66,455
Reinsurance Operations	16,463	21,306

Total revenues	$64,118	$87,761

Expenses: (2)
Insurance Operations (3)	$52,570	$57,520
Reinsurance Operations	12,606	30,216

Total expenses	$65,176	$87,736

Income (loss) from segments:
Insurance Operations	$(4,915)	$8,935
Reinsurance Operations	3,857	(8,910)

Total income (loss) from segments	$(1,058)	$25

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	69.7	59.9
Expense ratio	40.9	45.1

Combined ratio	110.6	105.0

Reinsurance Operations
Loss ratio	52.2	120.6
Expense ratio	22.1	22.1

Combined ratio	74.3	142.7

Consolidated
Loss ratio	65.2	76.8
Expense ratio	35.9	38.7

Combined ratio	101.1	115.5

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $248 and $284 for the quarters ended March 31, 2012 and 2011, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. This guidance was adopted retrospectively and has been applied to all prior period information contained in these consolidated financial statements. For further information please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended March 31, 2012 Compared with the Quarter Ended March 31, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		Increase / (Decrease)
	2012	2011	$	%

Gross premiums written	$47,834	$56,467	$(8,633)	(15.3%)

Net premiums written	$40,906	$52,411	$(11,505)	(22.0%)

Net premiums earned	$47,501	$54,786	$(7,285)	(13.3%)
Other income	154	11,669	(11,515)	(98.7%)

Total revenues	$47,655	$66,455	$(18,800)	(28.3%)

Losses and expenses:
Net losses and loss adjustment expenses	33,151	32,800	351	1.1%
Acquisition costs and other underwriting expenses (1)	19,419	24,720	(5,301)	(21.4%)

Income (loss) from underwriting	$(4,915)	$8,935	$(13,850)	(155.0%)

Underwriting Ratios:
Loss ratio:
Current accident year	72.7	75.8	(3.1)
Prior accident year	(3.0)	(15.9)	12.9

Calendar year	69.7	59.9	9.8
Expense ratio	40.9	45.1	(4.2)

Combined ratio	110.6	105.0	5.6

(1)	Includes excise tax of $248 and $284 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the quarters ended March 31, 2012 and 2011, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $47.8 million for the quarter ended March 31, 2012, compared with $56.5 million for the quarter ended March 31, 2011, a decrease of $8.6 million or 15.3%. In the second half of 2011 the Company began exiting certain unprofitable classes of business which contributed to the decrease. This was partially offset by increases in the Company’s small business, property brokerage and commercial auto classes.

Net premiums written, which equal gross premiums written less ceded premiums written, were $40.9 million for the quarter ended March 31, 2012, compared with $52.4 million for the quarter ended March 31, 2011, a decrease of $11.5 million or 22.0%. The decrease was primarily due to the decrease in gross premiums written and a one-time reduction to ceded written premiums in 2011 related to the cancellation of a property quota share reinsurance treaty effective January 1, 2011.

GLOBAL INDEMNITY PLC

The ratio of net premiums written to gross premiums written was 85.5% for the quarter ended March 31, 2012 and 92.8% for the quarter ended March 31, 2011, a decrease of 7.3 points, which was primarily due to the one-time adjustment to ceded written premiums in 2011 noted above.

Net premiums earned were $47.5 million for the quarter ended March 31, 2012, compared with $54.8 million for the quarter ended March 31, 2011, a decrease of $7.3 million or 13.3%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the quarters ended March 31, 2012 and 2011 were $23.5 million and $24.2 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2012 and 2011 were $24.0 million and $30.6 million, respectively.

Other Income

Other income was $0.2 million and $11.7 million for the quarters ended March 31, 2012 and 2011, respectively. Other income is comprised of fee income and for 2011, $11.5 million received from the Company’s settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 11 to the consolidated financial statements in Item 1 of Part I of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 69.7% for the quarter ended March 31, 2012 compared with 59.9% for the quarter ended March 31, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2012 was 72.7%, a decrease of 3.1 points from 75.8% for the quarter ended March 31, 2011:

•	The current accident year property loss ratio decreased 0.7 points from 73.0% in the quarter ended March 31, 2011 to 72.3% in the quarter ended March 31, 2012.

•

The non-catastrophe loss ratio decreased 4.7 points from 69.1% in the quarter ended March 31, 2011 to 64.4% in the quarter ended March 31, 2012. The decrease is primarily due to a decrease in severity from fire losses and storms compared to prior year. Non-catastrophe losses were $15.1 million and $16.7 million for the quarters ended March 31, 2012 and 2011, respectively.

•

The catastrophe loss ratio increased 4.0 points from 3.9% in the quarter ended March 31, 2011 to 7.9% in the quarter ended March 31, 2012. The increase in the catastrophe loss ratio is primarily due to a large tornado loss during the first quarter of 2012. Catastrophe losses were $1.9 million and $0.9 million for the quarters ended March 31, 2012 and 2011, respectively.

•

The current accident year casualty loss ratio decreased 4.9 points from 78.0% in the quarter ended March 31, 2011 to 73.1% in the quarter ended March 31, 2012 primarily due to a decrease in severity when compared to the prior quarter.

The impact of changes to prior accident years is 3.0 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $1.4 million in the quarter ended March 31, 2012 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $8.7 million in the quarter ended March 31, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2012, the Company reduced its prior accident year loss reserves by $1.4 million, which primarily consisted of a $2.5 million reduction in general liability lines partially offset by a $0.6 million increase in property lines and a $0.5 million increase in marine lines:

•

General liability: The $2.5 million reduction primarily consisted of reductions of $3.4 million from accident years 2002 through 2006 and 2008 due to continued favorable emergence. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages. This was partially offset by increases of $1.0 million in accident years 1998, 2000 and 2007 related to loss emergence on certain construction defect claims.

GLOBAL INDEMNITY PLC

•	Property: The $0.6 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on a large sinkhole claim.

•	Marine: The $0.5 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on one large hull claim and two protection and indemnity claims.

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

Net losses and loss adjustment expenses were $33.2 million for the quarter ended March 31, 2012, compared with $32.8 million for the quarter ended March 31, 2011, an increase of $0.4 million or 1.1%. Excluding the $1.4 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2012 and the $8.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011, the current accident year net losses and loss adjustment expenses were $34.6 million and $41.5 million for the quarters ended March 31, 2012 and 2011, respectively. This decrease is primarily attributable to the decreases in current accident year losses described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $19.4 million for the quarter ended March 31, 2012, compared with $24.7 million for the quarter ended March 31, 2011, a decrease of $5.3 million or 21.4%. The decrease is primarily due to a $2.4 million decrease in commissions related to the decrease in net earned premiums and premium deficiency charges recorded in 2011 and a $2.4 million decrease in overall employee compensation and benefits partially due to paying a discretionary bonus in the first quarter of 2011.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 40.9% for the quarter ended March 31, 2012, compared with 45.1% for the quarter ended March 31, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to premium deficiency charges recorded in 2011 and the decrease in employee compensation and benefits noted above.

The combined ratio for the Company’s Insurance Operations was 110.6% for the quarter ended March 31, 2012, compared with 105.0% for the quarter ended March 31, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the $1.4 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2012 and the $8.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011, the combined ratio decreased from 120.9% for the quarter ended March 31, 2011 to 113.6% for the quarter ended March 31, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

GLOBAL INDEMNITY PLC

Income (loss) from segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $4.9 million for the quarter ended March 31, 2012, compared with income of $8.9 million for the quarter ended March 31, 2011, a decrease of $13.9 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%

Gross premiums written	$9,924	$31,199	$(21,275)	(68.2%)

Net premiums written	$9,375	$30,697	$(21,322)	(69.5%)

Net premiums earned	$16,969	$21,183	$(4,214)	(19.9%)
Other income	(506)	123	(629)	(511.4%)

Total revenues	$16,463	$21,306	$(4,843)	(22.7%)

Losses and expenses:
Net losses and loss adjustment expenses	8,858	25,542	(16,684)	(65.3%)
Acquisition costs and other underwriting expenses	3,748	4,674	(926)	(19.8%)

Income (loss) from underwriting	$3,857	$(8,910)	$12,767	(143.3%)

Underwriting Ratios:
Loss ratio:
Current accident year	52.8	104.4	(51.6)
Prior accident year	(0.6)	16.2	(16.8)

Calendar year loss ratio	52.2	120.6	(68.4)
Expense ratio	22.1	22.1	—

Combined ratio	74.3	142.7	(68.4)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $9.9 million for the quarter ended March 31, 2012, compared with $31.2 million for the quarter ended March 31, 2011, a decrease of $21.3 million or 68.2%. The decrease was primarily due to the cancellation of several unprofitable treaties during 2012.

Net premiums written, which equal gross premiums written less ceded premiums written, were $9.4 million for the quarter ended March 31, 2012, compared with $30.7 million for the quarter ended March 31, 2011, a decrease of $21.3 million or 69.5%. The decrease was primarily due to the decrease in gross premiums written noted above. A significant majority of the Company’s reinsurance agreements are not retro-ceded.

Net premiums earned were $17.0 million for the quarter ended March 31, 2012, compared with $21.2 million for the quarter ended March 31, 2011, a decrease of $4.2 million or 19.9%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the quarters ended March 31, 2012 and 2011 were $7.7 million and $8.3 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2012 and 2011 were $9.3 million and $12.9 million, respectively.

Other Income (Loss)

Other income was a loss of $0.5 million and a gain of $0.1 million for the quarters ended March 31, 2012 and 2011, respectively. Other income is comprised of exchange gains and losses related to business written in foreign currencies.

GLOBAL INDEMNITY PLC

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 52.2% for the quarter ended March 31, 2012 compared with 120.6% for the quarter ended March 31, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2012 was 52.8%, a decrease of 51.6 points from 104.4% for the quarter ended March 31, 2011.

•

The current accident year property loss ratio decreased 148.3 points from 162.9% in the quarter ended March 31, 2011 to 14.6% in the quarter ended March 31, 2012. This decrease was primarily due to catastrophe losses of $13.9 million during the first quarter of 2011 related to earthquakes in New Zealand and Japan and floods in Australia. The first quarter of 2012 did not include any significant catastrophe activity. Current accident year property losses for the quarters ended March 31, 2012 and 2011 were $1.1 million and $13.5 million, respectively.

•

The current accident year casualty loss ratio increased 17.9 points from 66.9% in the quarter ended March 31, 2011 to 84.8% in the quarter ended March 31, 2012. This increase was realized from losses on general liability treaties that have been cancelled.

The impact of changes to prior accident years is 0.6 points resulting from a decrease in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended March 31, 2012 compared to an increase in net losses and loss adjustment expenses for prior accident years of $3.4 million in the quarter ended March 31, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2012, the Company decreased its prior accident year unallocated loss adjustment expense reserves by $0.1 million.

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

Net losses and loss adjustment expenses were $8.9 million for the quarter ended March 31, 2012, compared with $25.5 million for the quarter ended March 31, 2011, a decrease of $16.7 million or 65.3%. Excluding the $0.1 million decrease of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2012 and the $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011, the current accident year net losses and loss adjustment expenses decreased from $22.1 million for the quarter ended March 31, 2011 to $9.0 million for the quarter ended March 31, 2012. This decrease is primarily attributable to large catastrophe losses incurred in 2011 related to the New Zealand and Japan earthquakes, floods in Australia, as well as the decrease in net earned premiums.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $3.7 million for the quarter ended March 31, 2012, compared with $4.7 million for the quarter ended March 31, 2011, a decrease of $0.9 million or 19.8%. The decrease is primarily due to a decrease in commissions as a result of the decrease in net earned premiums.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 22.1% for the quarter ended March 31, 2012, compared with 22.1% for the quarter ended March 31, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Reinsurance Operations was 74.3% for the quarter ended March 31, 2012, compared with 142.7% for the quarter ended March 31, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of a $0.1 million decrease of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2012 and a $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2011, the combined ratio decreased from 126.5% for the quarter ended March 31, 2011 to 74.9% for the quarter ended March 31, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.9 million for the quarter ended March 31, 2012 compared to a loss of $8.9 million for the quarter ended March 31, 2011, an increase of $12.8 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%

Net investment income	$11,417	$14,414	$(2,997)	(20.8%)
Net realized investment gains	1,761	11,997	(10,236)	(85.3%)
Corporate and other operating expenses	(2,488)	(2,903)	(415)	(14.3%)
Interest expense	(1,478)	(1,752)	(274)	(15.6%)
Income tax (expense) benefit	2,708	(7,524)	10,232	136.0%
Equity in net income of partnership, net of tax	—	53	(53)	(100.0%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $11.4 million for the quarter ended March 31, 2012, compared with $14.4 million for the quarter ended March 31, 2011, a decrease of $3.0 million or 20.8%.

•

Gross investment income, excluding realized gains and losses, was $12.6 million for the quarter ended March 31, 2012, compared with $15.5 million for the quarter ended March 31, 2011, a decrease of $2.9 million or 18.3%. The decrease was primarily due to a reduction in the Company’s fixed income portfolio related to funding the share repurchase program, repayment of debt and negative operating cash flow.

•

Investment expenses were $1.2 million for the quarter ended March 31, 2012, compared with $1.1 million for the quarter ended March 31, 2011, an increase of $0.1 million or 15.1%, primarily related to trust fees.

At March 31, 2012, the Company held mortgage-backed securities with a book value of $231.0 million. Excluding the mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.9 years as of March 31, 2012, compared with 2.2 years as of March 31, 2011. Including cash and short-term investments, the

GLOBAL INDEMNITY PLC

average duration of the Company’s investments, excluding mortgage-backed securities, was 1.8 years as of March 31, 2012 compared to 2.1 years as of March 31, 2011. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2012, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.22% compared with 3.89% at March 31, 2011. The embedded book yield on the $204.1 million of municipal bonds in the Company’s portfolio was 3.46% at March 31, 2012, compared to an embedded book yield of 3.61% on the Company’s municipal bond portfolio of $245.5 million at March 31, 2011.

Net Realized Investment Gains

Net realized investment gains were $1.8 million and $12.0 million for the quarters ended March 31, 2012 and 2011, respectively. The net realized investment gains for the quarters ended March 31, 2012 and 2011 consist entirely of net gains relative to the Company’s fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2012 and 2011.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.5 million for the quarter ended March 31, 2012, compared with $2.9 million for the quarter ended March 31, 2011, a decrease of $0.4 million or 14.3%. The decrease is primarily due to a decrease in legal fees.

Interest Expense

Interest expense was $1.5 million and $1.8 million for the quarters ended March 31, 2012 and 2011, respectively. This reduction was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2011. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

The income tax benefit was $2.7 million for the quarter ended March 31, 2012 and expense of $7.5 million for the quarter ended March 31, 2011. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Equity in Net Income of Partnerships

Equity in net income of partnerships, net of tax, was zero and $0.05 million for the quarters ended March 31, 2012 and 2011, respectively.

Net Income

The factors described above resulted in net income of $10.9 million and $14.3 million for the quarters ended March 31, 2012 and 2011, respectively, a decrease of $3.4 million or 24.1%.

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

The principal source of cash that Global Indemnity needs to meet its short term and long term liquidity needs, including the payment of corporate expenses and share repurchases, includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Currently, other than expected share repurchases, Global Indemnity has no planned capital expenditures that could have a material impact on its short-term or long-term liquidity needs.

The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by the state laws are based on the statutory financial results of each company within the Company’s Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation – Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2011 Annual Report on Form 10-K. Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2012.

For 2012, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2011 statutory financial statements that will be filed with the BMA in 2012, the Company believes Wind River Reinsurance could pay a dividend in 2012 of up to $240.4 million without requesting BMA approval.

Cash Flows

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

The Company’s reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities was ($18.5) million and $7.2 million for the quarters ended March 31, 2012 and 2011, respectively. The decrease in operating cash flows of approximately $25.7 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2012	2011	Change

Net premiums collected	$47,374	$72,103	$(24,729)
Net losses paid	(47,375)	(43,727)	(3,648)
Acquisition costs and other underwriting expenses	(29,138)	(34,739)	5,601
Net investment income	13,257	15,884	(2,627)
Net federal income taxes recovered (paid)	(219)	580	(799)
Interest paid	(2,582)	(3,123)	541
Other	232	266	(34)

Net cash provided by (used for) operating activities	$(18,451)	$7,244	$(25,695)

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Effective January 1, 2012, the Company revised its stop loss agreement between the U.S. Insurance Companies and Wind River Reinsurance to exclude named storms and provide protection to the U.S. Insurance Companies in a loss corridor from 75% to 95%. This replaces a similar agreement which provided protection in a loss corridor from 70% to 90%. This revised agreement is subject to non-disapproval by domiciliary states.

Effective January 1, 2012, the Company revised its quota share agreement between the U.S. Insurance Companies and Wind River Reinsurance to exclude named storms. The revised agreement still results in 50% of the net retained U.S. Insurance Companies’ insurance business ceded to Wind River Reinsurance. This revised agreement is subject to non-disapproval by domiciliary states.

In April, 2012, the Company liquidated its corporate loan portfolio at Wind River Reinsurance and intends to invest the proceeds in fixed income securities in accordance with the Company’s investment guidelines.

On May 9, 2012, the Company announced that it expects to commence a “Dutch Auction” tender offer to purchase for cash up to $61 million of its A ordinary shares. The Company intends to fund these liquidity needs from current capital resources and cash generated from operations. The Company believes its capital resources will be sufficient to meet its anticipated cash needs for at least the next twelve months.

Other than the items noted above, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2012. Please see Item 7 of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line are being loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of its $100.0 million share repurchase program announced in September, 2011. As of March 31, 2012, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $47.1 million under this arrangement, with accrued interest of $0.2 million, and Global Indemnity (Cayman) Ltd. had $39.1 million outstanding on the line of credit, with accrued interest of $0.1 million.

Other than the changes to intercompany debt agreements discussed in the paragraph above, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2012. Please see Item 7 of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Liquidity” and “Capital Resources” sections in Item 7 of Part II of the Company’s 2011 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies.

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; (16) risks and uncertainties relating to the Company’s share repurchase program; and (17) uncertainties relating to ongoing or future litigation matters.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in the Company’s 2011 Annual Report on Form 10-K. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Positive developments out of Europe and improving U.S. economic data helped boost investor sentiment during the first quarter. Yields rose in most high-quality government bond markets, equity markets rallied and fixed income spreads tightened in response to the risk-on tone. After protracted negotiations, Euro-zone officials finally approved a second rescue package for Greece amounting to $130 billion. The European Central Bank also injected another round of liquidity into markets via its Long-term Refinancing Operation (LTRO), further reducing interbank funding pressures. The Fed maintained its accommodative stance throughout the quarter and reiterated that it would keep the fed funds rate exceptionally low until at least late 2014. In the US, economic data continued to exhibit strength. Fourth-quarter GDP grew at a 3% annual rate and core inflation remained subdued. There were signs of progress in the Euro area, including solid German economic performance and commitments to deep structural reforms in Italy and other fiscally stressed countries.

The investment grade fixed income portfolio continues to maintain high quality with an AA- average rating, and a low duration of 2 years. Portfolio purchases were focused on high quality credit, ABS (AAA) and U.S. mortgage backed securities (“MBS”). These purchases were funded primarily through cash, maturities, and pay-downs.

GLOBAL INDEMNITY PLC

During the quarter, the portfolio allocation to ABS (AAA) was increased. Collateral performance was stable to improving in the auto sector, supported by strong demand and high used-car values. Demand is expected to remain elevated as consumer household finances get a boost from tax refunds. Within the sector the Company favors higher-quality autos and certain credit tranches. The portfolio allocation to credit was also increased during the quarter, specifically within Financials and Taxable Municipals. The Company favors the sector due to strong credit fundamentals and solid balance sheets.

There have been no other material changes to the Company’s market risk since December 31, 2011. Please see Item 7A of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended March 31, 2012 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GLOBAL INDEMNITY PLC

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchased insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations, cash flows, or financial condition.

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, the Company settled with AON for $16.3 million. The Company realized approximately $7.5 million in 2011, net of income taxes and attorney’s fees.

Item 1A.	Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 14, 2012. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 3,936 shares purchased from the Company’s employees during the quarter ended March 31, 2012. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

On September 15, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its A ordinary shares through a share repurchase program. The timing and amount of the repurchase transactions under this program depend upon market conditions as well as other factors. All shares repurchased under this program have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital during the quarter ended March 31, 2012.

On May 9, 2012, the Company announced a “modified Dutch Auction” self-tender offer to purchase for cash up to $61 million of its A ordinary shares pursuant to which the Company’s shareholders may tender all or a portion of their A ordinary shares (1) at a price of not less than $19.25 and not more than $22.00, in increments of $0.25 per share or (2) without specifying a purchase price, in which case their A ordinary shares will be purchased at the purchase price determined in accordance with the tender offer. This tender offer was authorized by the Company’s Board of Directors in May, 2012.

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

GLOBAL INDEMNITY PLC

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

May 10, 2012	By:	/s/ Thomas M. McGeehan
Date: May 10, 2012	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)