Form 10-Q
period 2012-06-30
Global Indemnity plc
filed 2012-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐;	Accelerated filer	☒;

Non-accelerated filer	☐;	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2012, the registrant had outstanding 13,432,093 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,265,606 and $1,258,533)	$1,306,788	$1,296,885
Equity securities:
Available for sale, at fair value (cost: $160,262 and $155,390)	180,270	168,361
Other invested assets:
Available for sale, at fair value (cost: $4,156 and $4,150)	8,590	6,617

Total investments	1,495,648	1,471,863

Cash and cash equivalents	77,124	175,860
Premiums receivable, net	52,696	47,844
Reinsurance receivables	278,095	287,986
Federal income taxes receivable	9,762	2,223
Deferred federal income taxes	9,923	14,642
Deferred acquisition costs	20,187	21,564
Intangible assets	18,520	18,704
Goodwill	4,820	4,820
Prepaid reinsurance premiums	6,621	6,555
Receivable for securities sold	—	1,484
Other assets	18,227	19,371

Total assets	$1,991,623	$2,072,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$941,283	$971,377
Unearned premiums	103,194	114,041
Ceded balances payable	7,643	8,887
Contingent commissions	6,231	7,473
Payable for securities purchased	9,608	—
Notes and debentures payable	102,929	103,000
Other liabilities	25,546	29,075

Total liabilities	1,196,434	1,233,853

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,488,613 and 21,429,683, respectively; A ordinary shares outstanding: 13,432,093 and 16,810,678, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	519,065	621,917
Accumulated other comprehensive income, net of taxes	49,441	40,174
Retained earnings	327,879	307,413
A ordinary shares in treasury, at cost: 3,056,520 and 4,619,005 shares, respectively	(101,199)	(130,444)

Total shareholders’ equity	795,189	839,063

Total liabilities and shareholders’ equity	$1,991,623	$2,072,916

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:

Gross premiums written	$67,632	$94,962	$125,390	$182,628

Net premiums written	$61,135	$86,407	$111,416	$169,515

Net premiums earned	$57,859	$78,055	$122,329	$154,024
Net investment income	11,071	13,930	22,488	28,344
Net realized investment gains:
Other than temporary impairment losses on investments	(1,326)	(1,353)	(3,619)	(1,906)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	—	541	—
Other net realized investment gains	3,267	9,739	6,780	22,289

Total net realized investment gains	1,941	8,386	3,702	20,383
Other income (loss)	(40)	375	(392)	12,167

Total revenues	70,831	100,746	148,127	214,918

Losses and Expenses:
Net losses and loss adjustment expenses	36,158	61,753	78,167	120,095
Acquisition costs and other underwriting expenses	23,760	30,089	46,927	59,483
Corporate and other operating expenses	2,336	4,899	4,824	7,802
Interest expense	1,470	1,743	2,948	3,495

Income before income taxes	7,107	2,262	15,261	24,043
Income tax expense (benefit)	(2,497)	(2,022)	(5,205)	5,502

Income before equity in net income of partnerships	9,604	4,284	20,466	18,541
Equity in net income of partnerships, net of taxes	—	—	—	53

Net income	$9,604	$4,284	$20,466	$18,594

Per share data:

Net income
Basic	$0.35	$0.14	$0.73	$0.61

Diluted	$0.35	$0.14	$0.72	$0.61

Weighted-average number of shares outstanding
Basic	27,829,555	30,321,909	28,223,321	30,311,658

Diluted	27,836,453	30,367,556	28,236,562	30,349,985

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$9,604	$4,284	$20,466	$18,594

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	(9,866)	3,068	6,575	10,403
Portion of other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	(4)	(6)	(539)	(10)
Recognition of previously unrealized holding (gains) losses	1,450	(6,210)	3,231	(14,965)

Other comprehensive income (loss), net of taxes	(8,420)	(3,148)	9,267	(4,572)

Comprehensive income, net of taxes	$1,184	$1,136	$29,733	$14,022

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2012	Year Ended December 31, 2011
Number of A ordinary shares issued:
Number at beginning of period	21,429,683	21,340,821
Ordinary shares issued under share incentive plans	29,675	47,682
Ordinary shares issued to directors	14,385	41,180
Ordinary shares retired	(4,985,130)	—

Number at end of period	16,488,613	21,429,683

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$621,917	$622,725
Share compensation plans	1,243	(808)
A ordinary shares retired	(104,095)	—

Balance at end of period	$519,065	$621,917

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,174	$57,211
Other comprehensive income (loss):
Change in unrealized holding gains (losses) during the period	9,281	(17,008)
Change in other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	(14)	(29)

Other comprehensive income (loss)	9,267	(17,037)

Balance at end of period	$49,441	$40,174

Retained earnings:
Balance at beginning of period	$307,413	$349,642
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(3,900)
Net income (loss)	20,466	(38,329)

Balance at end of period	$327,879	$307,413

Number of Treasury Shares:
Number at beginning of period	4,619,005	3,040,277
A ordinary shares purchased	3,422,645	1,578,728
A ordinary shares retired	(4,985,130)	—

Number at end of period	3,056,520	4,619,005

Treasury Shares, at cost:
Balance at beginning of period	$(130,444)	$(100,912)
A ordinary shares purchased, at cost	(74,850)	(29,532)
A ordinary shares retired	104,095	—

Balance at end of period	$(101,199)	$(130,444)

Total shareholders’ equity	$795,189	$839,063

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$20,466	$18,594
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	33	41
Amortization and depreciation	941	1,041
Restricted stock and stock option expense	1,287	1,132
Deferred federal income taxes	2,111	(101)
Amortization of bond premium and discount, net	3,549	2,321
Net realized investment gains	(3,702)	(20,383)
Equity in income of partnerships	—	(53)
Changes in:
Premiums receivable, net	(4,852)	(11,824)
Reinsurance receivables	9,891	90,602
Unpaid losses and loss adjustment expenses	(30,094)	(77,547)
Unearned premiums	(10,847)	13,232
Ceded balances payable	(1,244)	(6,258)
Other assets and liabilities, net	(3,165)	214
Contingent commissions	(1,242)	(4,316)
Federal income tax receivable/payable	(7,539)	1,505
Deferred acquisition costs, net	1,377	(3,990)
Prepaid reinsurance premiums	(66)	2,262

Net cash provided by (used for) operating activities	(23,096)	6,472

Cash flows from investing activities:
Proceeds from sale of fixed maturities	270,873	459,364
Proceeds from sale of equity securities	25,159	50,055
Proceeds from maturity of fixed maturities	25,460	31,670
Proceeds from sale of other invested assets	—	1,348
Purchases of fixed maturities	(294,711)	(504,088)
Purchases of equity securities	(27,494)	(47,923)
Purchases of other invested assets	(6)	(10,026)

Net cash used for investing activities	(719)	(19,600)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	—	(106)
Purchases of A ordinary shares	(74,850)	(167)
Principal payments of term debt	(71)	(143)

Net cash used for financing activities	(74,921)	(416)

Net change in cash and cash equivalents	(98,736)	(13,544)
Cash and cash equivalents at beginning of period	175,860	119,888

Cash and cash equivalents at end of period	$77,124	$106,344

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

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd. (“Wind River Reinsurance”).

The interim consolidated financial statements are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differs in certain respects from those principles followed in reports to insurance regulatory authorities. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I and United National Group Capital Statutory Trust II, are not consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The Company’s deferrable costs include: incremental direct costs of contract acquisition, primarily commissions and premium taxes, the portion of an employee’s total compensation attributable to successful acquisition or renewal of insurance and reinsurance contracts and other costs directly related to acquisition activities that would not have been incurred had the contract not been acquired. These costs are deferred and amortized ratably over the period in which the related premiums are earned.

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

The effect of adoption of this guidance on the consolidated balance sheet as of December 31, 2011 was as follows:

Balance Sheet	December 31, 2011
(Dollars in thousands)	As Previously Reported	As Currently Reported

Deferred acquisition costs	$25,565	$21,564
Deferred federal income taxes	13,242	14,642
Total assets	2,075,517	2,072,916

Retained earnings	310,014	307,413
Total shareholders’ equity	841,664	839,063
Total liabilities and shareholders’ equity	2,075,517	2,072,916

The effect of adoption of this guidance on the consolidated income statement for the quarter and six months ended June 30, 2011 was as follows:

Income Statement	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
(Dollars in thousands, except per share data)	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported

Acquisition costs and other underwriting expenses	$30,197	$30,089	$60,049	$59,483
Income before income taxes	2,154	2,262	23,477	24,043
Income tax expense (benefit)	(2,287)	(2,022)	5,304	5,502
Net income	4,441	4,284	18,226	18,594

Net income per share - basic	$0.15	$0.14	$0.60	$0.61

Net income per share - diluted	$0.15	$0.14	$0.60	$0.61

The effect of adoption of this guidance on the consolidated statement of cash flows for the six months ended June 30, 2011 was as follows:

Statement of Cash Flows	Six Months Ended June 30, 2011
(Dollars in thousands)	As Previously Reported	As Currently Reported

Net income	$18,226	$18,594

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Deferred federal income taxes	(299)	(101)
Change in deferred acquisition costs	(3,424)	(3,990)

3.	Profit Enhancement Initiative

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

The following table summarizes charges incurred by expense type and the remaining liability as of June 30, 2012, December 31, 2011 and December 31, 2010:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total

Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments for 2010 actions	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments for 2010 actions	(1,129)	(805)	—	(492)	(2,426)
Non-cash adjustments for 2010 actions	—	259	—	—	259
Additional charges incurred in 2011	785	842	1,165	—	2,792
Non-cash adjustments for 2011 actions	—	—	(1,165)	—	(1,165)

Liability at December 31, 2011	$785	$1,828	$—	$—	$2,613
Cash payments for 2010 actions	—	(202)	—	—	(202)
Cash payments for 2011 actions	(485)	(182)	—	—	(667)
Non-cash adjustments for 2011 actions	—	(182)			(182)

Liability at June 30, 2012	$300	$1,262	$—	$—	$1,562

There was a reduction in expense of $0.18 million related to the Profit Enhancement Initiative included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter and six months ended June 30, 2012. There was a reduction in expense of $0.06 million related to the Profit

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Enhancement Initiative included in the statement of operations within the “Corporate and other operating expenses” line item for the quarter and six months ended June 30, 2011.

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

The amortized cost and estimated fair value of investments were as follows as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2012
Fixed maturities:
U.S. treasury and agency obligations	$128,348	$7,312	$(4)	$135,656	$—
Obligations of states and political subdivisions	203,184	7,516	(41)	210,659	—
Mortgage-backed securities	258,196	9,202	(47)	267,351	(10)
Asset-backed securities	115,367	2,151	(19)	117,499	(27)
Commercial mortgage-backed securities	17,211	79	(34)	17,256	—
Corporate bonds and loans	478,206	14,805	(982)	492,029	—
Foreign corporate bonds	65,094	1,488	(244)	66,338	—

Total fixed maturities	1,265,606	42,553	(1,371)	1,306,788	(37)
Common stock	160,262	25,416	(5,408)	180,270	—
Other invested assets	4,156	4,434	—	8,590	—

Total	$1,430,024	$72,403	$(6,779)	$1,495,648	$(37)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2011
Fixed maturities:
U.S. treasury and agency obligations	$123,089	$8,201	$(1)	$131,289	$—
Obligations of states and political subdivisions	198,374	7,822	(63)	206,133	—
Mortgage-backed securities	259,935	9,283	(228)	268,990	(13)
Asset-backed securities	94,096	1,931	(63)	95,964	(32)
Commercial mortgage-backed securities	29,975	66	(72)	29,969	—
Corporate bonds and loans	510,580	14,317	(3,696)	521,201	(134)
Foreign corporate bonds	42,484	994	(139)	43,339	—

Total fixed maturities	1,258,533	42,614	(4,262)	1,296,885	(179)
Common stock	155,390	19,436	(6,465)	168,361	—
Other invested assets	4,150	2,467	—	6,617	—

Total	$1,418,073	$64,517	$(10,727)	$1,471,863	$(179)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at June 30, 2012 or December 31, 2011.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$115,142	$116,202
Due after one year through five years	604,854	627,923
Due after five years through ten years	112,926	116,676
Due after ten years through fifteen years	9,677	11,201
Due after fifteen years	32,233	32,680
Mortgage-backed securities	258,196	267,351
Asset-backed securities	115,367	117,499
Commercial mortgage-backed securities	17,211	17,256

Total	$1,265,606	$1,306,788

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2012:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$23,788	$(4)	$—	$—	$23,788	$(4)
Obligations of states and political subdivisions	11,776	(15)	2,112	(26)	13,888	(41)
Mortgage-backed securities	26,784	(29)	704	(18)	27,488	(47)
Asset-backed securities	7,405	(7)	519	(12)	7,924	(19)
Commercial mortgage-backed securities	6,879	(31)	517	(3)	7,396	(34)
Corporate bonds and loans	48,016	(680)	17,018	(302)	65,034	(982)
Foreign corporate bonds	11,858	(244)	—	—	11,858	(244)

Total fixed maturities	136,506	(1,010)	20,870	(361)	157,376	(1,371)
Common stock	42,434	(4,056)	3,730	(1,352)	46,164	(5,408)

Total	$178,940	$(5,066)	$24,600	$(1,713)	$203,540	$(6,779)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2011:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2012, gross unrealized losses related to U.S. treasury and agency obligations were $0.004 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of June 30, 2012, gross unrealized losses related to obligations of states and political subdivisions were $0.041 million. Of this amount, $0.026 million have been in an unrealized loss position for twelve months or greater. These securities are rated AA+ or higher. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of June 30, 2012, gross unrealized losses related to mortgage-backed securities were $0.047 million. Of this amount, $0.018 million have been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated AA or higher. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of June 30, 2012, gross unrealized losses related to asset-backed securities were $0.019 million. Of this amount, $0.012 million have been in an unrealized loss position for twelve months or greater. These securities are rated A- or higher. The weighted average credit enhancement for the Company’s asset-backed portfolio is 26.1. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2012, gross unrealized losses related to CMBS were $0.034 million. Of this amount, $0.003 million have been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 21.0. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans - As of June 30, 2012, gross unrealized losses related to corporate bonds and loans were $0.982 million. Of this amount, $0.302 million have been in an unrealized loss position for twelve months or greater. 65% of the securities in an unrealized loss position for twelve months or greater are rated investment grade. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of June 30, 2012, gross unrealized losses related to foreign bonds were $0.244 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated investment grade. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks – As of June 30, 2012, gross unrealized losses related to common stock were $5.408 million. Of this amount, $1.352 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturities:
OTTI losses, gross	$(164)	$—	$(1,059)	$—
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	541	—

Net impairment losses on fixed maturities recognized in earnings	(164)	—	(518)	—
Common stock	(1,162)	(1,353)	(2,560)	(1,906)

Total	$(1,326)	$(1,353)	$(3,078)	$(1,906)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and six months ended June 30, 2012 and 2011 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$141	$86	$86	$115
Additions where no OTTI was previously recorded	—	—	55	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	(55)	—	(55)	(29)

Balance at end of period	$86	$86	$86	$86

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 was as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Net unrealized gains from:
Fixed maturities	$41,182	$38,352
Common stock	20,008	12,971
Partnerships < 3% owned	4,434	2,467
Deferred federal income taxes	(16,183)	(13,616)

Accumulated other comprehensive income	$49,441	$40,174

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2012 and 2011 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Fixed maturities:
Gross realized gains	$2,026	$4,919	$2,758	$10,793
Gross realized losses	(781)	(18)	(1,603)	(177)

Net realized gains	1,245	4,901	1,155	10,616

Common stock:
Gross realized gains	2,123	3,750	5,390	10,636
Gross realized losses	(1,427)	(1,811)	(2,843)	(2,415)

Net realized gains	696	1,939	2,547	8,221

Other invested assets:
Gross realized gains	—	1,546	—	1,546
Gross realized losses	—	—	—	—

Net realized gains	—	1,546	—	1,546

Total net realized investment gains	$1,941	$8,386	$3,702	$20,383

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the six months ended June 30, 2012 and 2011 were as follows:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011

Fixed maturities	$270,873	$459,364
Equity securities	25,159	50,055

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2012 and 2011 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Fixed maturities	$10,467	$14,195	$21,826	$28,878
Equity securities	1,628	954	2,711	1,731
Cash and cash equivalents	43	29	86	46
Other invested assets	—	—	156	—

Total investment income	12,138	15,178	24,779	30,655
Investment expense	(1,067)	(1,248)	(2,291)	(2,311)

Net investment income	$11,071	$13,930	$22,488	$28,344

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2012 and 2011 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net investment income	$11,071	$13,930	$22,488	$28,344

Net realized investment gains	1,941	8,386	3,702	20,383
Net equity in net income of partnership	—	—	—	53
Net unrealized investment gains (losses)	(11,951)	(4,651)	11,834	(6,794)

Net investment return	(10,010)	3,735	15,536	13,642

Total investment return	$1,061	$17,665	$38,024	$41,986

Total investment return % (1)	0.1%	1.0%	2.4%	2.4%

Average investment portfolio (2)	$1,604,406	$1,729,099	$1,606,186	$1,721,125

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of June 30, 2012, the Company held insurance enhanced municipal bonds of approximately $68.4 million, which represented approximately 4.4% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA.” Approximately $23.0 million of these bonds are pre-refunded with U.S. treasury securities, of which $17.0 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $45.4 million of insurance enhanced municipal bonds, $20.6 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance

AAA	$4,616	$—
AA	15,966	4,616
A	—	14,940

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

BBB	—	1,026

Total	$20,582	$20,582

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2012, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

Ambac Financial Group	$4,103	$3,007	$—	$1,096
Financial Guaranty Insurance Company	220	220	—	—
Assured Guaranty Insurance Group	23,713	5,853	—	17,860
Municipal Bond Insurance Association	25,204	7,397	—	17,807
Government National Housing Association	2,653	541	2,112	—
Permanent School Fund Guaranty	5,899	—	5,899	—

Total backed by financial guarantors	61,792	17,018	8,011	36,763
Other credit enhanced municipal bonds	6,636	6,024	—	612

Total	$68,428	$23,042	$8,011	$37,375

In addition to the $68.4 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $27.6 million, which represented approximately 1.8% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. The financial guarantors of the Company’s $27.6 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.5 million), Municipal Bond Insurance Association ($9.8 million), Ambac ($2.1 million), Assured Guaranty Insurance Group ($9.9 million), and Other ($5.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2012.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of June 30, 2012 and December 31, 2011:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2012	December 31, 2011

On deposit with governmental authorities	$43,458	$43,830
Intercompany trusts held for the benefit of U.S. policyholders	554,999	545,230
Held in trust pursuant to third party requirements	83,713	82,577
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,557	6,125

Total	$688,727	$677,762

5.	Fair Value Measurements

The Company elected to apply the fair value option within its limited partnership investment portfolio to an investment where the Company previously owned more than a 3% interest. The fair value of this investment was $1.1 million as of December 31, 2010. During the six months ended June 30, 2011, the Company liquidated its remaining interest in this limited partnership and recognized a gain of $0.05 million, net of taxes, due to changes in the value of this investment. This gain is reflected on the consolidated statement of operations as equity in net income of partnerships, net of taxes.

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

The Company’s invested assets are carried at their fair value and are categorized based upon a fair value hierarchy:

•	Level 1 - inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date.

•	Level 2 - inputs utilize other than quoted prices included in Level 1 that are observable for similar assets, either directly or indirectly.

•	Level 3 - inputs are unobservable for the asset, and include situations where there is little, if any, market activity for the asset.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$109,495	$26,161	$—	$135,656
Obligations of states and political subdivisions	—	210,659	—	210,659
Mortgage-backed securities	—	267,351	—	267,351
Commercial mortgage-backed securities	—	17,256	—	17,256
Asset-backed securities	—	117,499	—	117,499
Corporate bonds and loans	—	492,029	—	492,029
Foreign corporate bonds	—	66,338	—	66,338

Total fixed maturities	109,495	1,197,293	—	1,306,788
Common stock	180,270	—	—	180,270
Other invested assets	—	—	8,590	8,590

Total invested assets	$289,765	$1,197,293	$8,590	$1,495,648

As of December 31, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$90,602	$40,687	$—	$131,289

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Obligations of states and political subdivisions	—	206,133	—	206,133
Mortgage-backed securities	—	268,990	—	268,990
Commercial mortgage-backed securities	—	29,969	—	29,969
Asset-backed securities	—	95,964	—	95,964
Corporate bonds and loans	—	521,201	—	521,201
Foreign corporate bonds	—	43,339	—	43,339

Total fixed maturities	90,602	1,206,283	—	1,296,885
Common stock	168,361	—	—	168,361
Other invested assets	—	—	6,617	6,617

Total invested assets	$258,963	$1,206,283	$6,617	$1,471,863

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

There were no significant transfers between Level 1 and Level 2 during the quarters or six months ended June 30, 2012 or 2011.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2012:

Quarter Ended June 30, 2012 (Dollars in thousands)	Other Invested Assets

Beginning balance at April 1, 2012	$8,632
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—
Included in accumulated other comprehensive income (loss)	(42)
Purchases	—
Sales	—

Ending balance at June 30, 2012	$8,590

Losses for 2012 included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2012	$—

Six Months Ended June 30, 2012 (Dollars in thousands)	Other Invested Assets

Beginning balance at January 1, 2012	$6,617
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—
Included in accumulated other comprehensive income (loss)	1,967
Purchases	6
Sales	—

Ending balance at June 30, 2012	$8,590

Losses for 2012 included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2012	$—

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

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2011:

Quarter Ended June 30, 2011 (Dollars in thousands)	Other Invested Assets

Beginning balance at April 1, 2011	$16,724
Total gains (unrealized):
Included in accumulated other comprehensive income	855

Ending balance at June 30, 2011	$17,579

Losses for 2011 included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2011	$—

Six Months Ended June 30, 2011 (Dollars in thousands)	Other Invested Assets

Beginning balance at January 1, 2011	$5,380
Total gains (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income	3,440
Purchases	10,025
Sales	(1,347)

Ending balance at June 30, 2011	$17,579

Losses for 2011 included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2011	$—

The $17.6 million is comprised of $7.2 million related to investments in limited partnerships and $10.4 million related to an investment in a mutual fund. The $7.2 million related to investments in limited partnerships for which there is no readily available independent market price. The estimated fair values of these limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships. Material assumptions and factors utilized in pricing these investments include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period. The Company’s investment in a mutual fund of $10.4 million was measured utilizing the fund’s net asset value. The net asset value of the fund was based on the actual market price of the assets of the portfolio, including accrued income less liabilities and provisions for accrued expenses. The fund was comprised primarily of foreign equities. However, since the Company does not have the ability to see the invested asset composition of the mutual fund on a daily basis, this investment was classified within the Level 3 category.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at June 30, 2012 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(Dollars in thousands)	Fair Value	Future Funding Commitments

Equity Fund, LP (1)	$8,590	$2,513
Real Estate Fund, LP (2)	—	—

Total	$8,590	$2,513

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships. One vendor provides prices for equity securities and select fixed maturity categories including: corporate loans, commercial mortgage backed securities, high yield, investment grade, short term securities, and international fixed income securities, if any. A second vendor provides prices for other fixed maturity categories including: ABS, collateralized mortgage obligations (“CMO”), and municipals. A third vendor provides prices for the remaining fixed maturity categories including MBS and treasuries.

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

•	U.S. Treasuries are priced on the bid side by a market maker.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to a forward MBS trade or benchmarking to value a security.

•	Corporate loans are priced using averages of bids and offers obtained from the broker/dealer community

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

During the quarter and six months ended June 30, 2012, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The Company had the following reinsurance balances as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Reinsurance receivables	$278,095	$287,986
Collateral securing reinsurance receivables	(164,006)	(169,002)

Reinsurance receivables, net of collateral	$114,089	$118,984

Allowance for uncollectible reinsurance receivables	$9,460	$10,021
Prepaid reinsurance premiums	6,621	6,555

The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels. The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2012, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $80.0 million in excess of $20.0 million. At this renewal, the Company retained 50% of the $20 million in excess of $20 million layer, and 20% of the $50 million in excess of $40 million layer. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2012, which provided occurrence coverage for 100% of losses of $80.0 million in excess of $20.0 million.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during the quarter ended June 30, 2012. To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

7.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. For 2012, the statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis in 2012, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, discrete items such as limited partnership distributions, and then that amount is added to income taxes on net realized gains and losses, discrete items and limited partnership distributions. On an interim basis in 2011, the Company recorded the actual income tax provision in lieu of using the estimated effective income tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios. The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2012 and 2011 were as follows:

Quarter Ended June 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$39,177	$52,371	$(23,916)	$67,632

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Net premiums written	$39,177	$21,958	$—	$61,135

Net premiums earned	$37,086	$20,773	$—	$57,859
Net investment income	9,271	6,385	(4,585)	11,071
Net realized investment gains	539	1,402	—	1,941
Other income (loss)	(199)	159	—	(40)

Total revenues	46,697	28,719	(4,585)	70,831
Losses and Expenses:
Net losses and loss adjustment expenses	23,239	12,919	—	36,158
Acquisition costs and other underwriting expenses	14,126	9,634	—	23,760
Corporate and other operating expenses	1,764	572	—	2,336
Interest expense	—	6,055	(4,585)	1,470

Income (loss) before income taxes	$7,568	$(461)	$—	$7,107

Quarter Ended June 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$56,758	$70,375	$(32,171)	$94,962

Net premiums written	$56,758	$29,649	$—	$86,407

Net premiums earned	$50,837	$27,218	$—	$78,055
Net investment income	11,297	7,230	(4,597)	13,930
Net realized investment gains	2,371	6,015	—	8,386
Other income	212	163	—	375

Total revenues	64,717	40,626	(4,597)	100,746

Losses and Expenses:
Net losses and loss adjustment expenses	38,685	23,068	—	61,753
Acquisition costs and other underwriting expenses	20,013	10,076	—	30,089
Corporate and other operating expenses	3,687	1,212	—	4,899
Interest expense	—	6,340	(4,597)	1,743

Income (loss) before income taxes	$2,332	$(70)	$—	$2,262

Six Months Ended June 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$70,588	$100,205	$(45,403)	$125,390

Net premiums written	$70,040	$41,376	$—	$111,416

Net premiums earned	$78,841	$43,488	$—	$122,329
Net investment income	19,059	12,599	(9,170)	22,488
Net realized investment gains	331	3,371	—	3,702
Other income (loss)	(705)	313	—	(392)

Total revenues	97,526	59,771	(9,170)	148,127
Losses and Expenses:
Net losses and loss adjustment expenses	50,283	27,884	—	78,167
Acquisition costs and other underwriting expenses	29,575	17,352	—	46,927
Corporate and other operating expenses	4,385	439	—	4,824
Interest expense	—	12,118	(9,170)	2,948

Income before income taxes	$13,283	$1,978	$—	$15,261

Six Months Ended June 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$115,455	$126,842	$(59,669)	$182,628

Net premiums written	$114,953	$54,562	$—	$169,515

Net premiums earned	$100,463	$53,561	$—	$154,024
Net investment income	22,946	14,543	(9,145)	28,344
Net realized investment gains	5,786	14,597	—	20,383

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Other income	335	11,832	—	12,167

Total revenues	129,530	94,533	(9,145)	214,918
Losses and Expenses:
Net losses and loss adjustment expenses	79,536	40,559	—	120,095
Acquisition costs and other underwriting expenses	38,750	20,733	—	59,483
Corporate and other operating expenses	5,450	2,352	—	7,802
Interest expense	—	12,640	(9,145)	3,495

Income before income taxes	$5,794	$18,249	$—	$24,043

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
(Dollars in thousands)	2012		2011
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$(256)	(3.6%)	$121	5.3%
Adjustments:
Tax exempt interest	(372)	(5.2)	(496)	(21.9)
Dividend exclusion	(297)	(4.2)	(210)	(9.3)
Effective tax rate adjustment	(1,588)	(22.3)	(1,471)	(65.0)
Other	16	0.2	34	1.5

Income tax benefit	$(2,497)	(35.1%)	$(2,022)	(89.4%)

The effective income tax benefit rate for the quarter ended June 30, 2012 was 35.1%, compared to an effective income tax benefit rate of 89.4% for the quarter ended June 30, 2011. Due to potential volatility in the 2011 expected effective tax rate, the Company recorded its actual year-to-date tax provision during the quarter ended June 30, 2011 as compared with an estimated annual effective rate during the quarter ended June 30, 2012. The effective rate differed from the weighted average expected income tax expense rate of 5.3% for the quarter ended June 30, 2011 due to changes in the expected full year effective tax rate from the first quarter of 2011 and tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax benefit rate of 3.6% for the quarter ended June 30, 2012 due to the fact that the Company records income tax expense using an expected annual effective tax rate, net of tax-exempt interest and dividends.

	Six Months Ended June 30,
(Dollars in thousands)	2012		2011
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$279	1.8%	$6,834	28.4%
Adjustments:
Tax exempt interest	(779)	(5.1)	(1,020)	(4.2)
Dividend exclusion	(532)	(3.5)	(367)	(1.5)
Effective tax rate adjustment	(4,175)	(27.3)	—	—
Other	2	—	55	0.2

Income tax expense (benefit)	$(5,205)	(34.1%)	$5,502	22.9%

The effective income tax benefit rate for the six months ended June 30, 2012 was 34.1%, compared to an effective income tax expense rate of 22.9% for the six months ended June 30, 2011. The decrease in the effective tax rate is primarily due to the Company’s settlement with AON in the first half of 2011 as noted in the Company’s 2011 Form 10-K as well as a decrease in realized investment gains in the first six months of 2012 compared with the same period in 2011. The effective rate differed from the weighted average expected income tax expense rate of 28.4% for the six months ended June 30, 2011 due to tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax expense rate of 1.8% for the six months ended June 30, 2012 due to the fact that the Company records income tax expense using an expected annual effective tax rate, net of tax-exempt interest and dividends.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2008.

The Company had an alternative minimum tax credit carry forward of $6.0 million as of June 30, 2012 and December 31, 2011, which can be carried forward indefinitely.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $0.3 million as of June 30, 2012 and December 31, 2011. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2012, the Company has recorded $0.03 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

8.	Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverage with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2012, the related adjustments could have a material impact on the Company’s future results of operations.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$960,924	$1,035,088	$971,377	$1,052,743
Less: Ceded reinsurance receivables	279,341	375,846	283,652	407,195

Net balance at beginning of period	681,583	659,242	687,725	645,548

Incurred losses and loss adjustment expenses related to:
Current year	36,776	67,097	80,285	130,738
Prior years	(618)	(5,344)	(2,118)	(10,643)

Total incurred losses and loss adjustment expenses	36,158	61,753	78,167	120,095

Paid losses and loss adjustment expenses related to:
Current year	12,936	21,898	19,252	27,021
Prior years	37,700	44,030	79,534	83,555

Total paid losses and loss adjustment expenses	50,636	65,928	98,786	110,576

Net balance at end of period	667,105	655,067	667,105	655,067
Plus: Ceded reinsurance receivables	274,178	320,129	274,178	320,129

Balance at end of period	$941,283	$975,196	$941,283	$975,196

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2012, the Company reduced its prior accident year loss reserves by $0.6 million, which consisted of a $0.7 million decrease related to Insurance Operations and a $0.1 million increase related to Reinsurance Operations.

The $0.7 million decrease related to Insurance Operations primarily consisted of a $0.6 million reduction in general liability lines and a $0.4 million reduction in professional liability lines, partially offset by a $0.4 million increase in marine lines. There were net reductions of $0.1 million in all other lines.

•

General liability: The $0.6 million reduction primarily consisted of net reductions of $2.9 million in accident years 2008 and prior due to continued favorable emergence in small business packages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.5 million in accident years 2009 to 2011 primarily driven by loss emergence on certain construction defect claims.

•	Professional liability: The $0.4 million reduction primarily related to recent favorable development on lawyer and real estate exposures.

•	Marine: The $0.4 million increase was primarily driven by unexpected loss emergence in protection and indemnity coverage in accident year 2011.

In the second quarter of 2011, the Company reduced its prior accident year loss reserves by $5.3 million, which consisted of a $9.1 million decrease related to Insurance Operations offset by a $3.8 million increase to Reinsurance Operations.

The $9.1 million decrease related to Insurance Operations consisted of a $12.2 million reduction in general liability lines, a $0.8 million reduction in property lines, and a $0.8 million reduction in umbrella lines, offset by a $4.2 million increase in professional liability lines and a $0.5 million increase in all other lines:

•

General liability: The $12.2 million reduction primarily consisted of reductions of $16.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $2.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.5 million in accident years 2009 and 2010 related to loss emergence in the Company’s Casualty Brokerage unit. The Company has addressed pricing and underwriting controls to improve profitability in its Casualty Brokerage general liability line.

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

•

Professional liability: The $4.2 million increase consisted of increases of $9.3 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $5.1 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

The $3.8 million increase to Reinsurance Operations consisted of a $2.4 million increase in marine lines, a $1.2 million increase in property lines, and a $0.3 million increase in auto liability lines, partially offset by a $0.1 million decrease in all other lines:

•	Marine: The $2.4 million increase primarily related to accident year 2010 due to loss emergence that was greater than expected.

•	Property: The $1.2 million increase primarily related to accident year 2010 and is related to loss

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

emergence on a worldwide catastrophe treaty.

•	Auto liability: The $0.3 million increase primarily related to accident years 2009 and 2010 and related to a non-standard auto treaty which was not renewed in 2011.

In the first six months of 2012, the Company reduced its prior accident year loss reserves by $2.1 million, which was primarily related to Insurance Operations and primarily consisted of a $3.1 million reduction in general liability lines partially offset by a $0.9 million increase in marine lines and a $0.5 million increase in property lines. There were net reductions of $0.4 million in all other lines.

•

General liability: The $3.1 million reduction primarily consisted of net reductions of $5.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.6 million in accident years 2009 through 2011 primarily driven by loss emergence on certain construction defect claims.

•	Marine: The $0.9 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on hull claims and protection and indemnity claims.

•	Property: The $0.5 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on a large sinkhole claim.

In the first six months of 2011, the Company reduced its prior accident year loss reserves by $10.6 million, which consisted of a $17.8 million decrease related to Insurance Operations offset by a $7.2 million increase to Reinsurance Operations.

The $17.8 million decrease related to Insurance Operations consisted of a $19.1 million reduction in general liability lines, a $1.8 million reduction in property lines, and a $1.3 million reduction in umbrella lines, partially offset by a $3.9 million increase in professional liability lines and $0.5 million in net increases in all other lines:

•

General liability: The $19.1 million reduction primarily consisted of reductions of $22.8 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $2.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $5.9 million in accident years 2009 and 2010 related to loss emergence in the Company’s Casualty Brokerage unit. The Company has addressed pricing and underwriting controls to improve profitability in its Casualty Brokerage general liability line.

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

•

Professional liability: The $3.9 million increase consisted of increases of $12.4 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $8.5 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

The $7.2 million increase to Reinsurance Operations consisted of a $4.3 million increase in marine lines, a $1.2 million increase in property lines, a $0.8 million increase in workers’ compensation lines, and a $0.9 million increase in auto liability lines:

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

•	Marine: The $4.3 million increase primarily related to accident year 2010 due to loss emergence that was greater than expected.

•	Property: The $1.2 million increase primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•	Workers’ compensation: The $0.8 million increase primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•	Auto liability: The $0.9 million increase is primarily related to accident years 2009 and 2010 resulting from greater severity on a non-standard auto treaty which was not renewed in 2011.

9.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

On September 15, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its A ordinary shares through a share repurchase program. As part of the Company’s repurchase program, on May 9, 2012, the Company announced a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63,367,842, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase are 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares. Including the tender offer share repurchases, the Company has completed its $100.0 million share repurchase authorization. All shares repurchased under the program have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of June 30, 2012.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2012:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)

April 1 – 30, 2012	54,419	(3), (5)	$18.83	54,334	$60,902,382
May 1 – 31, 2012	—		—	—	$60,902,382
June 1 – 30, 2012	2,913,959	(4), (5)	$21.75	2,913,464	$—

Total	2,968,378		$21.70	2,967,798	N/A

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Includes 85 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Includes 495 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(5)	Purchased as part of the repurchase authorization announced in September 2011.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2011:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)

April 1 – 30, 2011	85	(3)	$21.05	—	$—
May 1 – 31, 2011	1,110	(3)	$22.53	—	$—
June 1 – 30, 2011	370	(3)	$21.86	—	$—

Total	1,565		$22.29	—	N/A

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

10.	Related Party Transactions

Fox Paine & Company, LLC

As of June 30, 2012, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 92.8% of the Company’s total outstanding voting power. Fox Paine can nominate a certain number of Directors, dependent on Fox Paine’s percentage ownership of voting shares in the Company, for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of June 30, 2012 and December 31, 2011, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June, 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $8.6 million and $6.6 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company had an unfunded capital commitment of $2.5 million to the partnership. A distribution of $0.15 million was received from the limited partnership during the second quarter of 2011. There were no distributions received from the limited partnership during the second quarter of 2012.

The Company incurred management fees of $0.4 million in each of the quarters ended June 30, 2012 and 2011 and $0.8 million in each of the six months ended June 30, 2012 and 2011 as part of the annual management fee that is paid to Fox Paine.

Validus Reinsurance, Ltd.

Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Ceded written premium	$—	$—	$—	$(76)
Ceded paid losses	—	—	—	54

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

Frank Crystal & Company

During each of the quarters and six months ended June 30, 2012 and 2011, the Company paid $0.1 million in brokerage fees to Frank Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, is a member of the Company’s Board of Directors.

11.	Commitments and Contingencies

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance coverage for risks in amounts that it considers adequate.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

There is a greater potential for disputes with reinsurers who are in runoff. Some of the Company’s reinsurers’ have operations that are in runoff, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company, an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON filed its Notice of Appeal and a Bond in the amount of $33.0 million. Oral arguments were heard by the Appellate Court on October 26, 2010. In January, 2011, the Company settled with AON for $16.3 million. The Company realized approximately $7.5 million in 2011, net of income taxes and attorney’s fees.

12.	Share-Based Compensation Plans

During the six months ended June 30, 2012 and 2011, the Company granted 29,675 and 65,481 A ordinary shares, respectively, at a weighted average grant date value of $18.60 and $21.44 per share, respectively, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). All of the shares granted in 2012 were subject to certain restrictions. Of the shares granted in 2011, 54,233 were subject to certain restrictions and 11,248 vested immediately. The Company did not grant any shares to key employees during the quarters ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 and 2011, the Company granted an aggregate of 28,135 and 26,811 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $19.66 and $21.14 per share, respectively, to non-employee directors of the Company under the Plan.

During the quarters ended June 30, 2012 and 2011, the Company granted an aggregate of 13,750 and 12,640 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $19.49 and $21.50 per share, respectively, to non-employee directors of the Company under the Plan.

13.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended June 30,		Six Months Ended June 30,
except per share data)	2012	2011	2012	2011

Net income	$9,604	$4,284	$20,466	$18,594

Basic earnings per share:
Weighted average shares outstanding - basic	27,829,555	30,321,909	28,223,321	30,311,658

Net income per share	$0.35	$0.14	$0.73	$0.61

Diluted earnings per share:
Weighted average shares outstanding - diluted	27,836,453	30,367,556	28,236,562	30,349,985

Net income per share	$0.35	$0.14	$0.72	$0.61

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average shares for basic earnings per share	27,829,555	30,321,909	28,223,321	30,311,658
Non-vested restricted stock	6,880	36,618	13,223	29,407
Options	18	9,029	18	8,920

Weighted average shares for diluted earnings per share	27,836,453	30,367,556	28,236,562	30,349,985

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended June 30, 2012 and 2011 do not include 565,775 and 306,118 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the six months ended June 30, 2012 and 2011 do not include 565,775 and 308,139 shares, respectively, which were deemed to be anti-dilutive.

14.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K.

The following are tabulations of business segment information for the quarters and six months ended June 30, 2012 and 2011.

Quarter Ended June 30, 2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$52,371		$15,261		$67,632

Net premiums written	$45,874		$15,261		$61,135

Net premiums earned	$43,503		$14,356		$57,859
Other income (loss)	159		(199)		(40)

Total revenues	43,662		14,157		57,819
Losses and Expenses:
Net losses and loss adjustment expenses	29,871		6,287		36,158
Acquisition costs and other underwriting expenses	19,599	(3)	4,161		23,760

Income (loss) from segments	$(5,808)		$3,709		(2,099)

Unallocated Items:
Net investment income					11,071
Net realized investment gains					1,941
Corporate and other operating expenses					(2,336)
Interest expense					(1,470)

Income before income taxes					7,107
Income tax benefit					(2,497)

Net income					$9,604

Total assets	$1,364,643		$626,980	(4)	$1,991,623

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $227 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended June 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$70,375		$24,587		$94,962

Net premiums written	$61,820		$24,587		$86,407

Net premiums earned	$56,505		$21,550		$78,055
Other income	163		212		375

Total revenues	56,668		21,762		78,430
Losses and Expenses:
Net losses and loss adjustment expenses	44,243		17,510		61,753
Acquisition costs and other underwriting expenses	23,297	(3)	6,792		30,089

Loss from segments	$(10,872)		$(2,540)		(13,412)

Unallocated Items:
Net investment income					13,930
Net realized investment gains					8,386
Corporate and other operating expenses					(4,899)
Interest expense					(1,743)

Income before income taxes					2,262
Income tax benefit					(2,022)

Net income					$4,284

Total assets	$1,563,443		$671,656	(4)	$2,235,099

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $293 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$100,205		$25,185		$125,390

Net premiums written	$86,780		$24,636		$111,416

Net premiums earned	$91,004		$31,325		$122,329
Other income (loss)	313		(705)		(392)

Total revenues	91,317		30,620		121,937
Losses and Expenses:
Net losses and loss adjustment expenses	63,022		15,145		78,167
Acquisition costs and other underwriting expenses	39,018	(3)	7,909		46,927

Income (loss) from segments	$(10,723)		$7,566		(3,157)

Unallocated Items:
Net investment income					22,488
Net realized investment gains					3,702
Corporate and other operating expenses					(4,824)
Interest expense					(2,948)

Income before income taxes					15,261
Income tax benefit					(5,205)

Net income					$20,466

Total assets	$1,364,643		$626,980	(4)	$1,991,623

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(3)	Includes federal excise tax of $475 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$126,842		$55,786		$182,628

Net premiums written	$114,231		$55,284		$169,515

Net premiums earned	$111,291		$42,733		$154,024
Other income	11,832		335		12,167

Total revenues	123,123		43,068		166,191

Losses and Expenses:
Net losses and loss adjustment expenses	77,043		43,052		120,095
Acquisition costs and other underwriting expenses	48,017	(3)	11,466		59,483

Loss from segments	$(1,937)		$(11,450)		(13,387)

Unallocated Items:
Net investment income					28,344
Net realized investment gains					20,383
Corporate and other operating expenses					(7,802)
Interest expense					(3,495)

Income before income taxes					24,043
Income tax expense					5,502

Income before equity in net income of partnership					18,541
Equity in net income of partnership, net of tax					53

Net income					$18,594

Total assets	$1,563,443		$671,656	(4)	$2,235,099

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $577 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

15.	Subsequent Events

Appointment of John Howes

Effective July 16, 2012, John Howes was appointed to the Company’s Board of Directors.

Senior Notes

On July 20, 2012, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. The Company is required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when it will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd.

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

Recent Developments

Tender Offer

As part of the Company’s repurchase program, on May 9, 2012, the Company announced a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63,367,842, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase are 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares. Including the tender offer share repurchases, the Company has completed its $100.0 million share repurchase authorization announced in September, 2011. All shares repurchased under the program have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of June 30, 2012.

Appointment of John Howes

Effective July 16, 2012, John Howes was appointed to the Company’s Board of Directors.

Senior Notes

On July 20, 2012, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. The Company is required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when it will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd.

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

The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers, program managers and primary writers, including regional insurance companies, and consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance is a Bermuda based treaty reinsurer of excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. Wind River Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

GLOBAL INDEMNITY PLC

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

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records losses and loss adjustment expenses based on an actuarial analysis of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and capital duty taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, and funds held on behalf of others.

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

GLOBAL INDEMNITY PLC

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

In addition to the Company’s internal reserve analysis, independent external actuaries will perform a full, detailed review of the Company’s Insurance Operations’ reserves during the fourth quarter. Independent external actuaries perform a full, detailed review of the Company’s Reinsurance Operations’ reserves on a quarterly basis. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff and management.

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

GLOBAL INDEMNITY PLC

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

Generally, reserves for long-tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods for the next two years, and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the Expected Loss Ratio and Bornhuetter-Ferguson methods are used for as many as six years or more before shifting to the Incurred Development method. Reserves for short-tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.

For other more complex reserve categories where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and asbestos and environmental (“A&E”).

GLOBAL INDEMNITY PLC

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

Management’s best estimate at June 30, 2012 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $941.3 million and $667.1 million, respectively, as of June 30, 2012. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2012 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$287,279	$541,998	$829,277
Reinsurance Operations	36,170	75,836	112,006

Total	$323,449	$617,834	$941,283

GLOBAL INDEMNITY PLC

	Net Reserves (2)
	Case	IBNR (1)	Total

Insurance Operations	$193,095	$363,125	$556,220
Reinsurance Operations	36,170	74,715	110,885

Total	$229,265	$437,840	$667,105

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

The detailed reserve analyses that the Company’s internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. The Company determines its best estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be losses incurred but not reported (“IBNR”). IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused the Company to increase or decrease its frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect the Company’s results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency

GLOBAL INDEMNITY PLC

can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on the Company’s historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $80.3 million for claims occurring during the six months ended June 30, 2012:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(11,641)	$(7,828)	$(4,014)	$(201)	$3,613
	-3%	(10,196)	(6,302)	(2,409)	1,485	5,379
	-2%	(9,474)	(5,540)	(1,606)	2,328	6,262
	-1%	(8,751)	(4,777)	(803)	3,171	7,145
	0%	(8,029)	(4,014)	—	4,014	8,029
	1%	(7,306)	(3,252)	803	4,857	8,912
	2%	(6,583)	(2,489)	1,606	5,700	9,795
	3%	(5,861)	(1,726)	2,409	6,543	10,678
	5%	(4,416)	(201)	4,014	8,229	12,444

The Company’s net reserves for losses and loss expenses of $667.1 million as of June 30, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral and payment history with its reinsurers are several of the factors that the Company considers when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If the Company’s reinsurers do not pay, the Company is still legally obligated to pay the loss. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information surrounding the Company’s reinsurance receivable balances as of June 30, 2012.

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

For an analysis of the Company’s securities with gross unrealized losses as of June 30, 2012 and December 31, 2011, and for other than temporary impairment losses that the Company recorded for the quarters ended June 30, 2012 and 2011, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

GLOBAL INDEMNITY PLC

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency shall be recognized if the sum of expected losses and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected losses in excess of unamortized acquisition costs.

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

GLOBAL INDEMNITY PLC

deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the Company’s consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2012 or December 31, 2011. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in its forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

On an interim basis, the Company records its tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where the Company does business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) and discrete items such as the AON settlement by forecasted pre-tax income not including net realized investment gains (losses) and discrete items. Changes in pre-tax and taxable income in the jurisdictions where the Company does business can change the effective tax rate. For 2012, to compute the Company’s income tax expense on an interim basis, the Company applies its expected full year effective tax rate against its pre-tax income excluding net realized investment gains (losses) and discrete items and then adds actual tax on net realized investment gains (losses) and discrete items to that result. During the quarter and six months ended June 30, 2011, the tax provision was recorded using the current year-to-date income tax provision in lieu of using the full year’s effective tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios.

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

Business Segments

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd.

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and commission and fee income, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2011 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Insurance Operations premiums written:
Gross premiums written	$52,371	$70,375	$100,205	$126,842
Ceded premiums written	6,497	8,555	13,425	12,611

GLOBAL INDEMNITY PLC

Net premiums written	$45,874	$61,820	$86,780	$114,231

Reinsurance Operations premiums written:
Gross premiums written	$15,261	$24,587	$25,185	$55,786
Ceded premiums written	—	—	(549)	502

Net premiums written	$15,261	$24,587	$24,636	$55,284

Revenues: (1)
Insurance Operations	$43,662	$56,668	$91,317	$123,123
Reinsurance Operations	14,157	21,762	30,620	43,068

Total revenues	$57,819	$78,430	$121,937	$166,191

Expenses: (2)
Insurance Operations (3)	$49,470	$67,540	$102,040	$125,060
Reinsurance Operations	10,448	24,302	23,054	54,518

Total expenses	$59,918	$91,842	$125,094	$179,578

Income (loss) from segments:
Insurance Operations	$(5,808)	$(10,872)	$(10,723)	$(1,937)
Reinsurance Operations	3,709	(2,540)	7,566	(11,450)

Total income (loss) from segments	$(2,099)	$(13,412)	$(3,157)	$(13,387)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	68.6	78.3	69.3	69.3
Expense ratio	45.1	41.2	42.9	43.1

Combined ratio	113.7	119.5	112.2	112.4

Reinsurance Operations
Loss ratio	43.8	81.3	48.3	100.7
Expense ratio	29.0	31.5	25.2	26.8

Combined ratio	72.8	112.8	73.5	127.5

Consolidated
Loss ratio	62.5	79.2	63.9	78.0
Expense ratio	41.0	38.5	38.4	38.6

Combined ratio	103.5	117.7	102.3	116.6

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $227 and $293 for the quarters ended June 30, 2012 and 2011, respectively, and excise tax of $475 and $577 for the six months ended June 30, 2012 and 2011, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

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

Quarter Ended June 30, 2012 Compared with the Quarter Ended June 30, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2012	2011	$	%

Gross premiums written	$52,371	$70,375	$(18,004)	(25.6%)

Net premiums written	$45,874	$61,820	$(15,946)	(25.8%)

Net premiums earned	$43,503	$56,505	$(13,002)	(23.0%)
Other income	159	163	(4)	(2.5%)

Total revenues	$43,662	$56,668	$(13,006)	(23.0%)

Losses and expenses:
Net losses and loss adjustment expenses	29,871	44,243	(14,372)	(32.5%)
Acquisition costs and other underwriting expenses (1)	19,599	23,297	(3,698)	(15.9%)

Loss from segment	$(5,808)	$(10,872)	$5,064	(46.6%)

Underwriting Ratios:
Loss ratio:
Current accident year	70.3	94.4	(24.1)
Prior accident year	(1.7)	(16.1)	14.4

Calendar year loss ratio	68.6	78.3	(9.7)
Expense ratio	45.1	41.2	3.9

Combined ratio	113.7	119.5	(5.8)

(1)	Includes excise tax of $227 and $293 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the quarters ended June 30, 2012 and 2011, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $52.4 million for the quarter ended June 30, 2012, compared with $70.4 million for the quarter ended June 30, 2011, a decrease of $18.0 million or 25.6%. In the second half of 2011 the Company began exiting certain unprofitable classes of business which contributed to the decrease. This was partially offset by increases in the Company’s small business, property brokerage and commercial auto classes.

Net premiums written, which equal gross premiums written less ceded premiums written, were $45.9 million for the quarter ended June 30, 2012, compared with $61.8 million for the quarter ended June 30, 2011, a decrease of $15.9 million or 25.8%. The decrease was primarily due to the decrease in gross premiums written noted above.

The ratio of net premiums written to gross premiums written was 87.6% for the quarter ended June 30, 2012 and

GLOBAL INDEMNITY PLC

87.8% for the quarter ended June 30, 2011, a decrease of 0.2 points.

Net premiums earned were $43.5 million for the quarter ended June 30, 2012, compared with $56.5 million for the quarter ended June 30, 2011, a decrease of $13.0 million or 23.0%. Property net premiums earned for the quarters ended June 30, 2012 and 2011 were $22.7 million and $24.9 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2012 and 2011 were $20.8 million and $31.6 million, respectively.

Other Income

Other income was $0.2 million for both of the quarters ended June 30, 2012 and 2011, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 68.6% for the quarter ended June 30, 2012 compared with 78.3% for the quarter ended June 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2012 was 70.3%, a decrease of 24.1 points from 94.4% for the quarter ended June 30, 2011:

•	The current accident year property loss ratio decreased 26.7 points from 93.9% in the quarter ended June 30, 2011 to 67.2% in the quarter ended June 30, 2012.

•

The non-catastrophe loss ratio increased 2.5 points from 49.6% in the quarter ended June 30, 2011 to 52.1% in the quarter ended June 30, 2012. Non-catastrophe losses were $11.8 million and $12.3 million for the quarters ended June 30, 2012 and 2011, respectively.

•

The catastrophe loss ratio decreased 29.2 points from 44.3% in the quarter ended June 30, 2011 to 15.1% in the quarter ended June 30, 2012. The decrease in the catastrophe loss ratio is primarily due to severe weather and tornadoes in the Midwest, Alabama and North Carolina incurred during the quarter ended June 30, 2011. Catastrophe losses were $3.4 million and $11.0 million for the quarters ended June 30, 2012 and 2011, respectively.

•

The current accident year casualty loss ratio decreased 21.2 points from 94.9% in the quarter ended June 30, 2011 to 73.7% in the quarter ended June 30, 2012 primarily due to the Company exiting certain unprofitable classes of business in the second half of 2011.

The impact of changes to prior accident years is 1.7 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $0.7 million in the quarter ended June 30, 2012 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $9.1 million in the quarter ended June 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2012, the Company reduced its prior accident year loss reserves by $0.7 million, which consisted of a $0.6 million reduction in general liability lines and a $0.4 million reduction in professional liability lines, partially offset by a $0.4 million increase in marine lines. There were $0.1 million in net reductions in all other lines.

•

General liability: The $0.6 million reduction primarily consisted of net reductions of $2.9 million in accident years 2008 and prior due to continued favorable emergence in small business packages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.5 million in accident years 2009 to 2011 primarily driven by loss emergence on certain construction defect claims.

•	Professional liability: The $0.4 million reduction primarily related to recent favorable development on

GLOBAL INDEMNITY PLC

lawyer and real estate exposures.

•	Marine: The $0.4 million increase was primarily driven by unexpected loss emergence in protection and indemnity coverage in accident year 2011.

In the second quarter of 2011, the Company reduced its prior accident year loss reserves by $9.1 million, which consisted of a $12.2 million reduction in general liability lines, a $0.8 million reduction in property lines, and a $0.8 million reduction in umbrella lines, offset by a $4.2 million increase in professional liability lines and a $0.5 million increase in all other lines:

•

General liability: The $12.2 million reduction primarily consisted of reductions of $16.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $2.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.5 million in accident years 2009 and 2010 related to loss emergence in the Casualty Brokerage unit. The Company has addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line.

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

•

Professional liability: The $4.2 million increase consisted of increases of $9.3 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $5.1 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

Net losses and loss adjustment expenses were $29.9 million for the quarter ended June 30, 2012, compared with $44.2 million for the quarter ended June 30, 2011, a decrease of $14.4 million or 32.5%. Excluding the $0.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2012 and the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011, the current accident year net losses and loss adjustment expenses were $30.6 million and $53.4 million for the quarters ended June 30, 2012 and 2011, respectively. The decrease is primarily attributable to large catastrophe losses incurred in the second quarter of 2011 and the Company exiting certain unprofitable classes of business in the second half of 2011, as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $19.6 million for the quarter ended June 30, 2012, compared with $23.3 million for the quarter ended June 30, 2011, a decrease of $3.7 million or 15.9%. The decrease is primarily due to a decrease in commissions related to the decrease in net earned premiums as well as decrease in contingent commissions resulting from the prior accident year reserves reductions in 2011 discussed above.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 45.1% for the quarter ended June 30, 2012, compared with 41.2% for the quarter ended June 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decreases in net earned premiums as well as the reversal of a bonus accrual in the second quarter of 2011.

The combined ratio for the Company’s Insurance Operations was 113.7% for the quarter ended June 30, 2012, compared with 119.5% for the quarter ended June 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the $0.7 million reduction of net losses and loss

GLOBAL INDEMNITY PLC

adjustment expenses for prior accident years in the quarter ended June 30, 2012 and the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011, the combined ratio decreased from 135.6% for the quarter ended June 30, 2011 to 115.4% for the quarter ended June 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $5.8 million for the quarter ended June 30, 2012, compared to a loss of $10.9 million for the quarter ended June 30, 2011, a decrease of $5.1 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%

Gross premiums written	$15,261	$24,587	$(9,326)	(37.9%)

Net premiums written	$15,261	$24,587	$(9,326)	(37.9%)

Net premiums earned	$14,356	$21,550	$(7,194)	(33.4%)
Other income (loss)	(199)	212	(411)	(193.9%)

Total revenues	$14,157	$21,762	$(7,605)	(34.9%)

Losses and expenses:
Net losses and loss adjustment expenses	6,287	17,510	(11,223)	(64.1%)
Acquisition costs and other underwriting expenses	4,161	6,792	(2,631)	(38.7%)

Income (loss) from segment	$3,709	$(2,540)	$6,249	246.0%

Underwriting Ratios:
Loss ratio:
Current accident year	43.1	63.8	(20.7)
Prior accident year	0.7	17.5	(16.8)

Calendar year loss ratio	43.8	81.3	(37.5)
Expense ratio	29.0	31.5	(2.5)

Combined ratio	72.8	112.8	(40.0)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $15.3 million for the quarter ended June 30, 2012, compared with $24.6 million for the quarter ended June 30, 2011, a decrease of $9.3 million or 37.9%. The decrease was primarily due to the cancellation of several unprofitable treaties during 2012.

Net premiums written, which equal gross premiums written less ceded premiums written, were $15.3 million for the quarter ended June 30, 2012, compared with $24.6 million for the quarter ended June 30, 2011, a decrease of $9.3 million or 37.9%. The decrease was primarily due to the decrease in gross premiums written noted above. A significant majority of the Company’s reinsurance agreements are not retro-ceded.

Net premiums earned were $14.4 million for the quarter ended June 30, 2012, compared with $21.6 million for the quarter ended June 30, 2011, a decrease of $7.2 million or 33.4%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the quarters ended June 30, 2012 and 2011 were $8.4 million and $8.5 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2012 and 2011 were $6.0 million and $13.1 million, respectively.

Other Income (Loss)

GLOBAL INDEMNITY PLC

Other income was a loss of $0.2 million and a gain of $0.2 million for the quarters ended June 30, 2012 and 2011, respectively. Other income is comprised of exchange gains and losses related to business written in foreign currencies.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 43.8% for the quarter ended June 30, 2012 compared with 81.3% for the quarter ended June 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2012 was 43.1%, a decrease of 20.7 points from 63.8% for the quarter ended June 30, 2011.

•

The current accident year property loss ratio decreased 17.6 points from 33.8% in the quarter ended June 30, 2011 to 16.2% in the quarter ended June 30, 2012. The loss ratio for 2011 included losses on a worldwide catastrophe treaty related to tornadoes in Alabama. Current accident year property losses for the quarters ended June 30, 2012 and 2011 were $1.4 million and $2.9 million, respectively.

•

The current accident year casualty loss ratio decreased 2.7 points from 83.3% in the quarter ended June 30, 2011 to 80.6% in the quarter ended June 30, 2012 mainly due to the cancellation of unprofitable treaties in 2012.

The impact of changes to prior accident years is 0.7 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended June 30, 2012 compared to an increase in net losses and loss adjustment expenses for prior accident years of $3.8 million in the quarter ended June 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2011, the Company increased its prior accident year loss reserves by $3.8 million, which consisted of a $2.4 million increase in marine lines, a $1.2 million increase in property lines, and a $0.3 million increase in auto liability lines, partially offset by a $0.1 million reduction in all other lines:

•	Marine: The $2.4 million increase primarily related to accident year 2010 due to loss emergence that was greater than expected.

•	Property: The $1.2 million increase primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•	Auto liability: The $0.3 million increase primarily related to accident years 2009 and 2010 related to a non-standard auto treaty which was not renewed in 2011.

Net losses and loss adjustment expenses were $6.3 million for the quarter ended June 30, 2012, compared with $17.5 million for the quarter ended June 30, 2011, a decrease of $11.2 million or 64.1%. Excluding the $0.1 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2012 and the $3.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011, the current accident year net losses and loss adjustment expenses decreased from $13.7 million for the quarter ended June 30, 2011 to $6.2 million for the quarter ended June 30, 2012. This decrease is primarily attributable to the decrease in catastrophe losses during the quarter as well as the cancellation of unprofitable treaties in 2012.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.2 million for the quarter ended June 30, 2012, compared with $6.8 million for the quarter ended June 30, 2011, a decrease of $2.6 million or 38.7%. The decrease is primarily due to a decrease in commissions as a result of the decrease in net earned premiums.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 29.0% for the quarter ended June 30, 2012, compared with 31.5% for the quarter ended June 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to changes in mix of business as a result of cancelling several unprofitable treaties in 2012.

The combined ratio for the Company’s Reinsurance Operations was 72.8% for the quarter ended June 30, 2012, compared with 112.8% for the quarter ended June 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of a $0.1 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2012 and a $3.8 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2011, the combined ratio decreased from 95.3% for the quarter ended June 30, 2011 to 72.1% for the quarter ended June 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Income (loss) from segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.7 million for the quarter ended June 30, 2012 compared to a loss of $2.5 million for the quarter ended June 30, 2011, an increase of $6.2 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%

Net investment income	$11,071	$13,930	$(2,859)	(20.5%)

Net realized investment gains	1,941	8,386	(6,445)	(76.9%)

Corporate and other operating expenses	(2,336)	(4,899)	(2,563)	(52.3%)

Interest expense	(1,470)	(1,743)	(273)	(15.7%)

Income tax benefit	2,497	2,022	475	23.5%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $11.1 million for the quarter ended June 30, 2012, compared with $13.9 million for the quarter ended June 30, 2011, a decrease of $2.9 million or 20.5%.

•

Gross investment income, excluding realized gains and losses, was $12.1 million for the quarter ended June 30, 2012, compared with $15.2 million for the quarter ended June 30, 2011, a decrease of $3.1 million or 20.0%. The decrease was primarily due to a reduction in the Company’s fixed maturities portfolio related to funding the share repurchase program, repayment of debt, negative operating cash flow and a decrease in yield.

•

Investment expenses were $1.1 million for the quarter ended June 30, 2012, compared with $1.2 million for the quarter ended June 30, 2011, a decrease of $0.1 million or 14.5%, primarily related to the reduction of our investments in corporate loans.

At June 30, 2012, the Company held mortgage-backed securities with a book value of $214.8 million. Excluding the mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of

GLOBAL INDEMNITY PLC

June 30, 2012, compared with 2.5 years as of June 30, 2011. Including cash and short-term investments, the average duration of the Company’s investments, excluding mortgage-backed securities, was 2.1 years as of June 30, 2012 compared to 2.3 years as of June 30, 2011. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2012, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.2% compared with 3.5% at June 30, 2011. The embedded book yield on the $210.7 million of municipal bonds in the Company’s portfolio was 3.3% at June 30, 2012, compared to an embedded book yield of 3.6% on the Company’s municipal bond portfolio of $233.1 million at June 30, 2011.

Net Realized Investment Gains

Net realized investment gains were $1.9 million and $8.4 million for the quarters ended June 30, 2012 and 2011, respectively. The net realized investment gains for the quarters ended June 30, 2012 and 2011 consist entirely of net gains relative to the Company’s fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended June 30, 2012 and 2011.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.3 million for the quarter ended June 30, 2012, compared with $4.9 million for the quarter ended June 30, 2011, a decrease of $2.6 million or 52.3%. The decrease is primarily due to a decrease in outside legal fees during the quarter.

Interest Expense

Interest expense was $1.5 million and $1.7 million for the quarters ended June 30, 2012 and 2011, respectively. The decrease in interest expense was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2011. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

Income tax benefit was $2.5 million for the quarter ended June 30, 2012 compared to $2.0 million for the quarter ended June 30, 2011. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income

The factors described above resulted in net income of $9.6 million and net income of $4.3 million for the quarters ended June 30, 2012 and 2011, respectively, an increase of $5.3 million or 124.2%.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	$	%

Gross premiums written	$100,205	$126,842	$(26,637)	(21.0%)

GLOBAL INDEMNITY PLC

Net premiums written	$86,780	$114,231	$(27,451)	(24.0%)

Net premiums earned	$91,004	$111,291	$(20,287)	(18.2%)
Other income	313	11,832	(11,519)	(97.4%)

Total revenues	$91,317	$123,123	$(31,806)	(25.8%)

Losses and expenses:
Net losses and loss adjustment expenses	63,022	77,043	(14,021)	(18.2%)
Acquisition costs and other underwriting expenses (1)	39,018	48,017	(8,999)	(18.7%)

Loss from segment	$(10,723)	$(1,937)	$(8,786)	(453.6%)

Underwriting Ratios:
Loss ratio:
Current accident year	71.6	85.3	(13.7)
Prior accident year	(2.3)	(16.0)	13.7

Calendar year loss ratio	69.3	69.3	0.0
Expense ratio	42.9	43.1	(0.2)

Combined ratio	112.2	112.4	(0.2)

(1)	Includes excise tax of $475 and $577 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the six months ended June 30, 2012 and 2011, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $100.2 million for the six months ended June 30, 2012, compared with $126.8 million for the six months ended June 30, 2011, a decrease of $26.6 million or 21.0%. In the second half of 2011 the Company began exiting certain unprofitable classes of business which contributed to the decrease. This was partially offset by increases in the Company’s small business, property brokerage and commercial auto classes.

Net premiums written, which equal gross premiums written less ceded premiums written, were $86.8 million for the six months ended June 30, 2012, compared with $114.2 million for the six months ended June 30, 2011, a decrease of $27.5 million or 24.0%. The decrease was primarily due to the decrease in gross premiums written and a one-time reduction to ceded written premiums in 2011 related to the cancellation of a property quota share reinsurance treaty effective January 1, 2011.

The ratio of net premiums written to gross premiums written was 86.6% for the six months ended June 30, 2012 and 90.1% for the six months ended June 30, 2011, a decrease of 3.5 points, which was primarily due to the one-time adjustment to ceded written premiums in 2011 noted above.

Net premiums earned were $91.0 million for the six months ended June 30, 2012, compared with $111.3 million for the six months ended June 30, 2011, a decrease of $20.3 million or 18.2%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the six months ended June 30, 2012 and 2011 were $46.2 million and $49.0 million, respectively. Casualty net premiums earned for the six months ended June 30, 2012 and 2011 were $44.8 million and $62.2 million, respectively.

Other Income

Other income was $0.3 million and $11.8 million for the six months ended June 30, 2012 and 2011, respectively. Other income is primarily comprised of fee income and for 2011, $11.5 million received from the Company’s settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 11 to the consolidated financial statements in Item 1 of Part I of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 69.3% for the six months ended June 30, 2012 compared with 69.3% for the six months ended June 30, 2011. The loss ratio is a non-GAAP financial measure that is

GLOBAL INDEMNITY PLC

generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the six months ended June 30, 2012 was 71.6%, a decrease of 13.7 points from 85.3% for the six months ended June 30, 2011:

•	The current accident year property loss ratio decreased 13.8 points from 83.6% in the six months ended June 30, 2011 to 69.8% in the six months ended June 30, 2012.

•

The non-catastrophe loss ratio decreased 0.8 points from 59.2% in the six months ended June 30, 2011 to 58.4% in the six months ended June 30, 2012. Non-catastrophe losses were $27.0 million and $29.1 million for the six months ended June 30, 2012 and 2011, respectively.

•

The catastrophe loss ratio decreased 13.0 points from 24.4% in the six months ended June 30, 2011 to 11.4% in the six months ended June 30, 2012. The loss ratio for 2011 was impacted by tornado and severe weather related losses in the Midwest, Alabama and North Carolina. Catastrophe losses were $5.3 million and $11.9 million for the six months ended June 30, 2012 and 2011, respectively.

•

The current accident year casualty loss ratio decreased 13.2 points from 86.6% in the six months ended June 30, 2011 to 73.4% in the six months ended June 30, 2012 primarily due to the Company exiting certain unprofitable classes of business in the second half of 2011.

The impact of changes to prior accident years is 2.3 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $2.1 million in the six months ended June 30, 2012 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $17.8 million in the six months ended June 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

For the first six months of 2012, the Company reduced its prior accident year loss reserves by $2.1 million, which consisted of a $3.1 million reduction in general liability lines partially offset by a $0.9 million increase in marine lines and a $0.5 million increase in property lines. There were net reductions of $0.4 million in all other lines.

•

General liability: The $3.1 million reduction primarily consisted of net reductions of $5.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.6 million in accident years 2009 through 2011 primarily driven by loss emergence on certain construction defect claims.

•	Marine: The $0.9 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on hull claims and protection and indemnity claims.

•	Property: The $0.5 million increase primarily related to accident year 2011 and was due to greater than expected loss emergence on a large sinkhole claim.

For the first six months of 2011, the Company reduced its prior accident year loss reserves by $17.8 million, which consisted of a $19.1 million reduction in general liability lines, a $1.8 million reduction in property lines, and a $1.3 million reduction in umbrella lines, partially offset by a $3.9 million increase in professional liability lines and $0.5 million in net increases in all other lines:

•

General liability: The $19.1 million reduction primarily consisted of reductions of $22.8 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $2.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and

GLOBAL INDEMNITY PLC

general decreases in ceded reserves. Offsetting these decreases were increases of $5.9 million in accident years 2009 and 2010 related to loss emergence in the Casualty Brokerage unit. The Company has addressed pricing and underwriting controls to improve profitability in the Casualty Brokerage general liability line.

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

•

Professional liability: The $3.9 million increase consisted of increases of $12.4 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $8.5 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

Net losses and loss adjustment expenses were $63.0 million for the six months ended June 30, 2012, compared with $77.0 million for the six months ended June 30, 2011, a decrease of $14.0 million or 18.2%. Excluding the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2012 and the $17.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011, the current accident year net losses and loss adjustment expenses were $65.1 million and $94.9 million for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily attributable to large catastrophe losses incurred in the second quarter of 2011 and the Company exiting certain unprofitable classes of business in the second half of 2011, as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $39.0 million for the six months ended June 30, 2012, compared with $48.0 million for the six months ended June 30, 2011, a decrease of $9.0 million or 18.7%. The decrease is primarily due to a decrease in commissions related to the decrease in net earned premiums, a decrease in contingent commissions resulting from the prior accident year reserve reductions in 2011 discussed above and a decrease in overall employee compensation and benefits partially due to paying a discretionary bonus in the first quarter of 2011.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 42.9% for the six months ended June 30, 2012, compared with 43.1% for the six months ended June 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the decrease in contingent commissions and employee compensation and benefits discussed above.

The combined ratio for the Company’s Insurance Operations was 112.2% for the six months ended June 30, 2012, compared with 112.4% for the six months ended June 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2012 and the $17.8 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011, the combined ratio decreased from 128.4% for the six months ended June 30, 2011 to 114.5% for the six months ended June 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $10.7 million for the six months ended June 30, 2012, compared to a loss of $1.9 million for the six months ended June 30, 2011, an increase of $8.8 million.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%

Gross premiums written	$25,185	$55,786	$(30,601)	(54.9%)

Net premiums written	$24,636	$55,284	$(30,648)	(55.4%)

Net premiums earned	$31,325	$42,733	$(11,408)	(26.7%)
Other income (loss)	(705)	335	(1,040)	(310.4%)

Total revenues	$30,620	$43,068	$(12,448)	(28.9%)

Losses and expenses:
Net losses and loss adjustment expenses	15,145	43,052	(27,907)	(64.8%)
Acquisition costs and other underwriting expenses	7,909	11,466	(3,557)	(31.0%)

Income (loss) from segment	$7,566	$(11,450)	$19,016	166.1%

Underwriting Ratios:
Loss ratio:
Current accident year	48.3	83.9	(35.6)
Prior accident year	0.0	16.8	(16.8)

Calendar year loss ratio	48.3	100.7	(52.4)
Expense ratio	25.2	26.8	(1.6)

Combined ratio	73.5	127.5	(54.0)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $25.2 million for the six months ended June 30, 2012, compared with $55.8 million for the six months ended June 30, 2011, a decrease of $30.6 million or 54.9%. The decrease was primarily due to the cancellation of several unprofitable treaties during 2012.

Net premiums written, which equal gross premiums written less ceded premiums written, were $24.6 million for the six months ended June 30, 2012, compared with $55.3 million for the six months ended June 30, 2011, a decrease of $30.6 million or 55.4%. The decrease was primarily due to the decrease in gross premiums written noted above. A significant majority of the Company’s reinsurance agreements are not retro-ceded.

Net premiums earned were $31.3 million for the six months ended June 30, 2012, compared with $42.7 million for the six months ended June 30, 2011, a decrease of $11.4 million or 26.7%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the six months ended June 30, 2012 and 2011 were $16.1 million and $16.8 million, respectively. Casualty net premiums earned for the six months ended June 30, 2012 and 2011 were $15.2 million and $26.0 million, respectively.

Other Income (Loss)

The Company recognized a loss of $0.7 million and income of $0.3 million for the six months ended June 30, 2012 and 2011, respectively. Other income or loss is comprised of exchange gains and losses related to business written in foreign currencies.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 48.3% for the six months ended June 30, 2012 compared with 100.7% for the six months ended June 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC

The current accident year loss ratio for the six months ended June 30, 2012 was 48.3%, a decrease of 35.6 points from 83.9% for the six months ended June 30, 2011.

•

The current accident year property loss ratio decreased 82.1 points from 97.5% in the six months ended June 30, 2011 to 15.4% in the six months ended June 30, 2012. This decrease was primarily due to losses on a worldwide catastrophe treaty in 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods and Alabama tornadoes. Current accident year property losses for the six months ended June 30, 2012 and 2011were $2.5 million and $16.3 million, respectively.

•

The current accident year casualty loss ratio increased 8.1 points from 75.1% in the six months ended June 30, 2011 to 83.2% in the six months ended June 30, 2012. This increase was realized from losses on general liability treaties that have been cancelled.

There was no impact of changes to prior accident years in the six months ended June 30, 2012, compared to an increase in net losses and loss adjustment expenses for prior accident years of $7.2 million in the six months ended June 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

For the first six months of 2011, the Company increased its prior accident year loss reserves by $7.2 million, which consisted of a $4.3 million increase in marine lines, a $1.2 million increase in property lines, a $0.8 million increase in workers’ compensation lines, and a $0.9 million increase in auto liability lines:

•	Marine: The $4.3 million increase primarily related to accident year 2010 due to loss emergence that was greater than expected.

•	Property: The $1.2 million increase primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•	Workers’ compensation: The $0.8 million increase primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•	Auto liability: The $0.9 million increase is primarily related to accident years 2009 and 2010 resulting from greater severity on a non-standard auto treaty which was not renewed in 2011.

Net losses and loss adjustment expenses were $15.1 million for the six months ended June 30, 2012, compared with $43.1 million for the six months ended June 30, 2011, a decrease of $27.9 million or 64.8%. Excluding the $7.2 million increase in net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011, the current accident year net losses and loss adjustment expenses decreased from $35.9 million for the six months ended June 30, 2011 to $15.1 million for the six months ended June 30, 2012. This decrease is primarily attributable to large catastrophe losses incurred in 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods and Alabama tornadoes, as well as the cancellation of unprofitable treaties in 2012.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $7.9 million for the six months ended June 30, 2012, compared with $11.5 million for the six months ended June 30, 2011, a decrease of $3.6 million or 31.0%. The decrease is primarily due to a decrease in commissions as a result of the decrease in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 25.2% for the six months ended June 30, 2012, compared with 26.8% for the six months ended June 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to changes in mix of business as a result of cancelling several unprofitable treaties in 2012.

The combined ratio for the Company’s Reinsurance Operations was 73.5% for the six months ended June 30, 2012,

GLOBAL INDEMNITY PLC

compared with 127.5% for the six months ended June 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of a $7.2 million increase of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2011, the combined ratio decreased from 110.7% for the six months ended June 30, 2011 to 73.5% for the six months ended June 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this decrease.

Income (loss) from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $7.6 million for the six months ended June 30, 2012 compared to a loss of $11.5 million for the six months ended June 30, 2011, an increase of $19.0 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%

Net investment income	$22,488	$28,344	$(5,856)	(20.7%)

Net realized investment gains	3,702	20,383	(16,681)	(81.8%)

Corporate and other operating expenses	(4,824)	(7,802)	(2,978)	(38.2%)

Interest expense	(2,948)	(3,495)	(547)	(15.7%)

Income tax (expense) benefit	5,205	(5,502)	(10,707)	(194.6%)

Equity in net income of partnership, net of tax	—	53	(53)	(100.0%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $22.5 million for the six months ended June 30, 2012, compared with $28.3 million for the six months ended June 30, 2011, a decrease of $5.9 million or 20.7%.

•

Gross investment income, excluding realized gains and losses, was $24.8 million for the six months ended June 30, 2012, compared with $30.7 million for the six months ended June 30, 2011, a decrease of $5.9 million or 19.2%. The decrease was primarily due to a reduction in the Company’s fixed maturities portfolio related to funding the share repurchase program, repayment of debt, negative operating cash flow and a decrease in yield.

•	Investment expenses were $2.3 million for the six months ended June 30, 2012 and 2011.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

Net Realized Investment Gains

Net realized investment gains were $3.7 million and $20.4 million for the six months ended June 30, 2012 and 2011, respectively. The net realized investment gains for the six months ended June 30, 2012 and 2011 consist entirely of net gains relative to the Company’s fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the six months ended June 30, 2012 and 2011.

Corporate and Other Operating Expenses

GLOBAL INDEMNITY PLC

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.8 million for the six months ended June 30, 2012, compared with $7.8 million for the six months ended June 30, 2011, a decrease of $3.0 million or 38.2%. The decrease is primarily due to a decrease in outside legal fees during the quarter.

Interest Expense

Interest expense was $2.9 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively. This reduction was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2011. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

Income tax was a benefit of $5.2 million and expense of $5.5 million for the six months ended June 30, 2012 and 2011, respectively. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Equity in Net Income of Partnerships

There was no equity in net income of partnerships for the six months ended June 30, 2012. Equity in net income of partnerships, net of tax, was $0.05 million for the six months ended June 30, 2011.

Net Income

The factors described above resulted in net income of $20.5 million and $18.6 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $1.9 million or 10.1%.

GLOBAL INDEMNITY PLC

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its U.S. insurance companies: United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; and its Reinsurance Operations: Wind River Reinsurance.

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

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by the state laws are based on the statutory financial results of each of Global Indemnity’s U.S. insurance companies that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2011 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. The U.S. insurance companies did not declare or pay any dividends during the quarter or six months ended June 30, 2012.

For 2012, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2011 statutory financial statements that were filed with the BMA in 2012, the Company believes Wind River Reinsurance could pay a dividend in 2012 of up to $240.4 million without requesting BMA approval.

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

Net cash used for operating activities was $23.1 million for the six months ended June 30, 2012, compared with net cash provided by operating activities of $6.5 million for the six months ended June 30, 2011. The decrease in operating cash flows of approximately $29.6 million from the prior year was primarily a net result of the following items:

GLOBAL INDEMNITY PLC

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	Change

Net premiums collected	$104,744	$153,723	$(48,979)
Net losses paid	(98,368)	(107,040)	8,672
Underwriting and corporate expenses	(53,187)	(64,546)	11,359
Net investment income	26,220	31,253	(5,033)
Net federal income taxes recovered (paid)	(221)	(4,098)	3,877
Interest paid	(2,669)	(3,443)	774
Other	385	623	(238)

Net cash provided by (used for) operating activities	$(23,096)	$6,472	$29,568

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

During the second quarter of 2012, the Company liquidated its corporate loan portfolio at Wind River Reinsurance and invested the proceeds in fixed income securities in accordance with the Company’s investment guidelines.

As part of the Company’s repurchase program, on May 9, 2012, the Company announced a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63,367,842, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase are 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares. Including the tender offer share repurchases, the Company has completed its $100.0 million share repurchase authorization announced in September, 2011. All shares repurchased under the program have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of June 30, 2012.

Other than the items noted above, there have been no material changes to the Company’s liquidity during the quarter ended June 30, 2012. Please see Item 7 of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line are being loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of its $100.0 million share repurchase program announced in September, 2011. As of June 30, 2012, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $100.0 million under this arrangement, with accrued interest of $0.3 million, and Global Indemnity (Cayman) Ltd. had $100.0 million outstanding on the line of credit, with accrued interest of $0.3 million.

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. In May, 2012, United America Indemnity, Ltd. repaid $5.0 million of principal under this loan. As of June 30, 2012, the remaining principal balance under the loan was $1.0 million and accrued interest was $1.7 million.

On July 20, 2012, the Company made a principal payment of $18.0 million on our $90.0 million Guaranteed Senior Notes. The Company is required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when it will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd.

Other than the changes to intercompany debt agreements discussed in the paragraph above, there have been no material changes to the Company’s capital resources during the quarter ended June 30, 2012. Please see Item 7 of

GLOBAL INDEMNITY PLC

Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) the impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; (16) uncertainties relating to ongoing or future litigation matters.

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

Coming off a relief rally late in the first quarter of 2012, renewed anxiety over Europe’s worsening debt crisis and deteriorating global growth led to a broad selloff in risk assets across fixed income markets during the second quarter. Uncertainty about the outlook for the European area, a crisis of confidence in Spanish banks, and a host of sovereign and corporate debt downgrades undermined investor sentiment. In the U.S., three consecutive months of weaker-than-expected employment data contributed to concerns that the economic expansion is cooling and to a general increase in risk aversion among investors. The employment recovery started to lose momentum as companies added fewer jobs than expected and jobless claims trended higher. In addition, global manufacturing indicators worsened significantly in the past couple of months, with weakness spreading to Germany, Europe’s key growth engine. The Fed extended through year end its Operation Twist program and the European Central Bank expanded its balance sheet considerably while the U.K. central bank continued to favor additional quantitative easing.

GLOBAL INDEMNITY PLC

The investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.2 years. Portfolio purchases were focused on high quality credit, ABS (AAA), Taxable Municipal Securities, Tax-exempt Municipals, and U.S. MBS. These purchases were funded primarily through cash, maturities, and pay-downs.

During the second quarter, the portfolio allocation to credit was increased. Collateral performance was stable to improving in the auto sector, supported by strong demand and high used-car values. Although the asset class is expected to post marginally higher loss levels in the near term due to seasonal patterns, overall performance is expected to stay strong for the year. Within the sector the Company favors higher-quality autos and certain credit tranches. The portfolio allocation to credit was also increased during the quarter, specifically within Industrials and Taxable Municipals. The Company favors the credit sector due to strong credit fundamentals and solid balance sheets.

There have been no other material changes to the Company’s market risk since December 31, 2011. Please see Item 7A of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended June 30, 2012 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GLOBAL INDEMNITY PLC

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchased insurance and reinsurance coverage for risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations, cash flows, or financial condition.

There is a greater potential for disputes with reinsurers who are in runoff. Some of the Company’s reinsurers’ have operations that are in runoff, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 580 shares purchased from the Company’s employees during the quarter ended June 30, 2012. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

On September 15, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its A ordinary shares through a share repurchase program. As part of the Company’s repurchase program, on May 9, 2012, the Company announced a self tender offer pursuant to which the Company may repurchase up to $61 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63,367,842, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase are 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares. Including the tender offer share repurchases, the Company has completed its $100.0 million share repurchase authorization. All shares repurchased under the program have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of June 30, 2012.

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

GLOBAL INDEMNITY PLC

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of June 30, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

August 9, 2012	By:	/s/ Thomas M. McGeehan
Date: August 9, 2012	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)