Form 10-K/A
period 2011-12-31
Global Indemnity plc
filed 2012-09-05
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 9, 2012, the registrant had outstanding 16,474,915 Class A Ordinary shares and 12,061,370 Class B Ordinary shares.

Explanatory Note

Global Indemnity plc (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012 (the “Initial 10-K Filing”), for the purpose of modifying Part IV Item 15, “Exhibits, Financial Statement Schedules” by amending and restating the Exhibit Index included in the Initial 10-K Filing to include the following exhibits:

1.	Description of Employment Arrangement with Cynthia Y. Valko, dated September 12, 2011;

2.	Description of Employment Arrangement with Joseph R. Lebens, dated December 6, 2011; and

3.	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4, respectively, to this Amendment.

Except for the corrections described above, this Amendment does not modify any disclosures contained in the Initial 10-K Filing. Additionally, this Amendment does not attempt to update the disclosures in our Initial 10-K Filing or to discuss any developments subsequent to the date of the Initial 10-K filing. In accordance with the rules and regulations of the SEC, the information contained in the Initial 10-K Filing and this Amendment is subject to updated or supplemental information contained in reports filed by us with the SEC subsequent to the filing dates of the Initial 10-K Filing and this Amendment.

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 88 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 88 are filed as part of this report.

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Global Indemnity plc (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

3.2	Certificate of Incorporation of Global Indemnity plc, an Irish public limited company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

4.1	Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005(File No. 000-50511)).

4.2	Assumption Agreement relating to the 6.22% Guaranteed Senior Notes, dated June 1, 2010 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.5*	Global Indemnity plc Share Incentive Plan, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.6*	Amendment to Global Indemnity plc Share Incentive Plan dated July 2, 2010 (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.7*	Deed Poll of Assumption for United America Indemnity, Ltd. Share Incentive Plan by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.3 or Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.8*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.9*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.10*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.11*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.12*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.13*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.9 of our Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.14*+	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005.

10.15*	Employment Agreement for Larry A. Frakes, dated May 10, 2007 (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10, 2007 (File No. 000-50511)).

10.16*	Amended and Restated Employment Agreement for Larry A. Frakes, dated February 5, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 8, 2008 (File No. 000-50511)).

10.17*	Amended and Restated Employment Agreement for Larry A. Frakes, dated August 14, 2009 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 17, 2009 (File No. 000-50511)).

10.18*	Amendment to the Amended and Restated Employment Agreement for Larry A. Frakes, entered into on March 15, 2011 and effective as of July 2, 2010 (incorporated herein by reference to Exhibit 10.13 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-50511)).

10.19*	Executive Employment Agreement, dated July 28, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.22 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 000-34809)).

10.20*	Amendment No. 1 to Executive Employment Agreement, dated as of July 30, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.23 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 000-50511)).

10.21*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.22*	Retention Agreement between Penn-America Insurance Company and Matthews B. Scott, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.19 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.23*	Executive Employment Agreement, dated as of November 15, 2009, between Wind River Reinsurance Company, Ltd. and Troy W. Santora (incorporated herein by reference to Exhibit 10.26 to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.24*	Retention Agreement between Wind River Reinsurance Company, Ltd. and Troy W. Santora, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.21 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.25*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to our annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.26*	Retention Agreement between United America Indemnity, Ltd. and Thomas M. McGeehan, dated March 15, 2011. (incorporated herein by reference to Exhibit 10.23 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.27*	Retention Agreement between Diamond State Insurance Company and David J. Myers, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.24 of our annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.28*+	Description of Employment Arrangement with Cynthia Y. Valko, dated September 12, 2011.

10.29*+	Description of Employment Arrangement with Joseph R. Lebens, dated December 6, 2011.

10.30*	Subscription and Backstop Agreement, dated as of March 16, 2009, between United America Indemnity, Ltd., U.N. Holdings (Cayman) II, Ltd., and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009 (File No. 000-50511)).

21.1+	List of Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	September 5, 2012