Form 10-Q
period 2012-09-30
Global Indemnity plc
filed 2012-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2012, the registrant had outstanding 13,131,438 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,212,179 and $1,258,533)	$1,259,845	$1,296,885
Equity securities:
Available for sale, at fair value (cost: $165,095 and $155,390)	194,553	168,361
Other invested assets:
Available for sale, at fair value (cost: $3,049 and $4,150)	2,937	6,617

Total investments	1,457,335	1,471,863

Cash and cash equivalents	108,490	175,860
Premiums receivable, net	42,439	47,844
Reinsurance receivables	273,993	287,986
Federal income taxes receivable	8,600	2,223
Deferred federal income taxes	5,352	14,642
Deferred acquisition costs	19,438	21,564
Intangible assets	18,431	18,704
Goodwill	4,820	4,820
Prepaid reinsurance premiums	6,390	6,555
Receivable for securities sold	—	1,484
Other assets	19,059	19,371

Total assets	$1,964,347	$2,072,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$923,778	$971,377
Unearned premiums	99,087	114,041
Ceded balances payable	3,050	8,887
Contingent commissions	7,843	7,473
Payable for securities purchased	16,089	—
Notes and debentures payable	84,929	103,000
Other liabilities	22,184	29,075

Total liabilities	1,156,960	1,233,853

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,208,439 and 21,429,683, respectively; A ordinary shares outstanding: 13,151,919 and 16,810,678, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	514,124	621,917
Accumulated other comprehensive income, net of taxes	56,667	40,174
Retained earnings	337,792	307,413
A ordinary shares in treasury, at cost: 3,056,520 and 4,619,005 shares, respectively	(101,199)	(130,444)

Total shareholders’ equity	807,387	839,063

Total liabilities and shareholders’ equity	$1,964,347	$2,072,916

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Gross premiums written	$56,949	$73,092	$182,339	$255,720

Net premiums written	$51,455	$64,934	$162,871	$234,449

Net premiums earned	$55,329	$77,090	$177,658	$231,114
Net investment income	14,777	12,880	37,265	41,224
Net realized investment gains:
Other than temporary impairment losses on investments	(189)	(1,824)	(3,808)	(3,730)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	—	541	—
Other net realized investment gains	3,400	3,112	10,180	25,401

Total net realized investment gains	3,211	1,288	6,913	21,671
Other income (loss)	101	372	(291)	12,539

Total revenues	73,418	91,630	221,545	306,548

Losses and Expenses:
Net losses and loss adjustment expenses	35,407	86,234	113,574	206,329
Acquisition costs and other underwriting expenses	23,223	33,327	70,150	92,810
Corporate and other operating expenses	2,039	3,067	6,863	10,869
Interest expense	1,265	1,525	4,213	5,020

Income (loss) before income taxes	11,484	(32,523)	26,745	(8,480)
Income tax expense (benefit)	1,571	899	(3,634)	6,401

Income (loss) before equity in net income of partnerships	9,913	(33,422)	30,379	(14,881)
Equity in net income of partnerships, net of taxes	—	—	—	53

Net income (loss)	$9,913	$(33,422)	$30,379	$(14,828)

Per share data:
Net income (loss)
Basic	$0.39	$(1.10)	$1.11	$(0.49)

Diluted	$0.39	$(1.10)	$1.11	$(0.49)

Weighted-average number of shares outstanding
Basic	25,391,885	30,338,010	27,263,275	30,320,538

Diluted	25,412,586	30,352,850	27,280,612	30,341,713

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$9,913	$(33,422)	$30,379	$(14,828)

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	4,851	(28,475)	11,505	(18,072)
Portion of other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	1	(16)	(538)	(26)
Recognition of previously unrealized holding (gains) losses	2,177	(594)	5,408	(15,559)
Unrealized foreign currency translation gains (losses)	197	(54)	118	(54)

Other comprehensive income (loss), net of taxes	7,226	(29,139)	16,493	(33,711)

Comprehensive income (loss), net of taxes	$17,139	$(62,561)	$46,872	$(48,539)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Number of A ordinary shares issued:
Number at beginning of period	21,429,683	21,340,821
Ordinary shares issued under share incentive plans	29,675	47,682
Ordinary shares issued to directors	—	41,180
Ordinary shares retired	(5,250,919)	—

Number at end of period	16,208,439	21,429,683

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$621,917	$622,725
Share compensation plans	1,834	(808)
A ordinary shares retired	(109,627)	—

Balance at end of period	$514,124	$621,917

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,174	$57,211
Other comprehensive income (loss):
Change in unrealized holding gains (losses) during the period	16,389	(17,008)
Change in other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	(14)	(29)
Unrealized foreign currency translation gains	118	—

Other comprehensive income (loss)	16,493	(17,037)

Balance at end of period	$56,667	$40,174

Retained earnings:
Balance at beginning of period	$307,413	$349,642
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(3,900)
Net income (loss)	30,379	(38,329)

Balance at end of period	$337,792	$307,413

Number of Treasury Shares:
Number at beginning of period	4,619,005	3,040,277
A ordinary shares purchased	3,688,434	1,578,728
A ordinary shares retired	(5,250,919)	—

Number at end of period	3,056,520	4,619,005

Treasury Shares, at cost:
Balance at beginning of period	$(130,444)	$(100,912)
A ordinary shares purchased, at cost	(80,382)	(29,532)
A ordinary shares retired	109,627	—

Balance at end of period	$(101,199)	$(130,444)

Total shareholders’ equity	$807,387	$839,063

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$30,379	$(14,828)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	47	59
Amortization and depreciation	1,341	1,556
Restricted stock and stock option expense	1,878	(1,177)
Deferred federal income taxes	2,531	302
Amortization of bond premium and discount, net	5,250	4,234
Net realized investment gains	(6,913)	(21,671)
Equity in income of partnerships	—	(53)
Changes in:
Premiums receivable, net	5,405	(3,611)
Reinsurance receivables	13,993	118,894
Unpaid losses and loss adjustment expenses	(47,599)	(81,521)
Unearned premiums	(14,954)	(6)
Ceded balances payable	(5,837)	(3,837)
Other assets and liabilities, net	(7,708)	(3,370)
Contingent commissions	370	(3,567)
Federal income tax receivable/payable	(6,377)	1,939
Deferred acquisition costs, net	2,126	4,755
Prepaid reinsurance premiums	165	3,342

Net cash provided by (used for) operating activities	(25,903)	1,440

Cash flows from investing activities:
Proceeds from sale of fixed maturities	380,713	604,606
Proceeds from sale of equity securities	40,299	78,491
Proceeds from maturity of fixed maturities	46,620	37,900
Proceeds from sale of other invested assets	1,114	1,348
Purchases of fixed maturities	(366,706)	(621,350)
Purchases of equity securities	(45,041)	(100,505)
Purchases of other invested assets	(13)	(10,050)

Net cash provided by (used for) investing activities	56,986	(9,560)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	—	(106)
Purchases of A ordinary shares	(80,382)	(167)
Principal payments of term debt	(18,071)	(18,214)

Net cash used for financing activities	(98,453)	(18,487)

Net change in cash and cash equivalents	(67,370)	(26,607)
Cash and cash equivalents at beginning of period	175,860	119,888

Cash and cash equivalents at end of period	$108,490	$93,281

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The effect of adoption of this guidance on the consolidated balance sheet as of December 31, 2011 was as follows:

Balance Sheet (Dollars in thousands)	December 31, 2011
	As Previously Reported	As Currently Reported
Deferred acquisition costs	$25,565	$21,564
Deferred federal income taxes	13,242	14,642
Total assets	2,075,517	2,072,916

Retained earnings	310,014	307,413
Total shareholders’ equity	841,664	839,063
Total liabilities and shareholders’ equity	2,075,517	2,072,916

The effect of adoption of this guidance on the consolidated income statement for the quarter and nine months ended September 30, 2011 was as follows:

Income Statement (Dollars in thousands, except per share data)	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported
Acquisition costs and other underwriting expenses	$34,597	$33,327	$94,646	$92,810
Loss before income taxes	(33,793)	(32,523)	(10,316)	(8,480)
Income tax expense	454	899	5,758	6,401
Net loss	(34,247)	(33,422)	(16,021)	(14,828)
Net loss per share—basic	$(1.13)	$(1.10)	$(0.53)	$(0.49)

Net loss per share—diluted	$(1.13)	$(1.10)	$(0.53)	$(0.49)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effect of adoption of this guidance on the consolidated statement of cash flows for the nine months ended September 30, 2011 was as follows:

Statement of Cash Flows (Dollars in thousands)	Nine Months Ended September 30, 2011
	As Previously Reported	As Currently Reported
Net loss	$(16,021)	$(14,828)
Deferred federal income taxes	(341)	302
Change in deferred acquisition costs	6,591	4,755

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

The following table summarizes charges incurred by expense type and the remaining liability as of September 30, 2012, December 31, 2011 and December 31, 2010:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total
Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments for 2010 actions	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments for 2010 actions	(1,129)	(805)	—	(492)	(2,426)
Non-cash adjustments for 2010 actions	—	259	—	—	259
Additional charges incurred in 2011	785	842	1,165	—	2,792
Non-cash adjustments for 2011 actions	—	—	(1,165)	—	(1,165)

Liability at December 31, 2011	$785	$1,828	$—	$—	$2,613
Cash payments for 2010 actions	—	(319)	—	—	(319)
Cash payments for 2011 actions	(621)	(260)	—	—	(881)
Non-cash adjustments for 2011 actions	—	(182)			(182)

Liability at September 30, 2012	$164	$1,067	$—	$—	$1,231

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There was a reduction in expense of $0.18 million related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter and nine months ended September 30, 2012. There was a reduction in expense of $0.064 million related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Corporate and other operating expenses” line item for the nine months ended September 30, 2011. There were no charges incurred related to the Profit Enhancement Initiative during the quarter ended September 30, 2011.

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

The Company’s investments in other invested assets are comprised of limited liability partnership interests and are carried at their fair value. The change in the difference between amortized cost and the fair value of the partnership interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

The amortized cost and estimated fair value of investments were as follows as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2012
Fixed maturities:
U.S. treasury and agency obligations	$102,267	$7,192	$—	$109,459	$—
Obligations of states and political subdivisions	195,060	7,729	(33)	202,756	—
Mortgage-backed securities	263,406	10,162	(18)	273,550	(9)
Asset-backed securities	106,513	2,312	(9)	108,816	(25)
Commercial mortgage-backed securities	12,621	84	(39)	12,666	—
Corporate bonds and loans	478,536	18,421	(190)	496,767	—
Foreign corporate bonds	53,776	2,055	—	55,831	—

Total fixed maturities	1,212,179	47,955	(289)	1,259,845	(34)
Common stock	165,095	32,840	(3,382)	194,553	—
Other invested assets	3,049	—	(112)	2,937	—

Total	$1,380,323	$80,795	$(3,783)	$1,457,335	$(34)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2011
Fixed maturities:
U.S. treasury and agency obligations	$123,089	$8,201	$(1)	$131,289	$—
Obligations of states and political subdivisions	198,374	7,822	(63)	206,133	—
Mortgage-backed securities	259,935	9,283	(228)	268,990	(13)
Asset-backed securities	94,096	1,931	(63)	95,964	(32)
Commercial mortgage-backed securities	29,975	66	(72)	29,969	—
Corporate bonds and loans	510,580	14,317	(3,696)	521,201	(134)
Foreign corporate bonds	42,484	994	(139)	43,339	—

Total fixed maturities	1,258,533	42,614	(4,262)	1,296,885	(179)
Common stock	155,390	19,436	(6,465)	168,361	—
Other invested assets	4,150	2,467	—	6,617	—

Total	$1,418,073	$64,517	$(10,727)	$1,471,863	$(179)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at September 30, 2012 or December 31, 2011.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$97,197	$98,377
Due after one year through five years	563,927	591,407
Due after five years through ten years	125,672	130,332
Due after ten years through fifteen years	9,609	11,099
Due after fifteen years	33,234	33,598
Mortgage-backed securities	263,406	273,550
Asset-backed securities	106,513	108,816
Commercial mortgage-backed securities	12,621	12,666

Total	$1,212,179	$1,259,845

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2012:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
Obligations of states and political subdivisions	$6,556	$(8)	$1,932	$(25)	$8,488	$(33)
Mortgage-backed securities	22	(1)	672	(17)	694	(18)
Asset-backed securities	7,392	(3)	457	(6)	7,849	(9)
Commercial mortgage-backed securities	4,067	(39)	—	—	4,067	(39)
Corporate bonds and loans	7,924	(101)	4,985	(89)	12,909	(190)

Total fixed maturities	25,961	(152)	8,046	(137)	34,007	(289)
Common stock	16,301	(1,803)	6,746	(1,579)	23,047	(3,382)
Other invested assets	2,937	(112)	—	—	2,937	(112)

Total	$45,199	$(2,067)	$14,792	$(1,716)	$59,991	$(3,783)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

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

According to accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations —As of September 30, 2012, the Company did not have any gross unrealized losses related to U.S. treasury and agency obligations. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions —As of September 30, 2012, gross unrealized losses related to obligations of states and political subdivisions were $0.033 million. Of this amount, $0.025 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or higher. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) —As of September 30, 2012, gross unrealized losses related to mortgage-backed securities were $0.018 million. Of this amount, $0.017 million have been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated BBB or higher. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”)—As of September 30, 2012, gross unrealized losses related to asset-backed securities were $0.009 million. Of this amount, $0.006 million have been in an unrealized loss position for twelve months or greater and are rated A- or higher. The weighted average credit enhancement for the Company’s asset-backed portfolio is 33.2. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commercial mortgage-backed securities (“CMBS”)—As of September 30, 2012, gross unrealized losses related to CMBS were $0.039 million. All securities have been in an unrealized loss position for less than twelve months. The weighted average credit enhancement for the Company’s CMBS portfolio is 24.8. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans—As of September 30, 2012, gross unrealized losses related to corporate bonds and loans were $0.19 million. Of this amount, $0.089 million have been in an unrealized loss position for twelve months or greater. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of September 30, 2012, the Company did not have any gross unrealized losses related to foreign bonds. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks—As of September 30, 2012, gross unrealized losses related to common stock were $3.382 million. Of this amount, $1.579 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

Other invested assets—As of September 30, 2012, gross unrealized losses related to other invested assets were $0.112 million. All securities have been in an unrealized loss position for less than twelve months.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturities:
OTTI losses, gross	$(14)	$(1,002)	$(1,073)	$(1,002)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	541	—

Net impairment losses on fixed maturities recognized in earnings	(14)	(1,002)	(532)	(1,002)
Common stock	(175)	(822)	(2,735)	(2,728)

Total	$(189)	$(1,824)	$(3,267)	$(3,730)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and nine months ended September 30, 2012 and 2011 for which a portion of the OTTI loss was recognized in other comprehensive income.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$86	$86	$86	$115
Additions where no OTTI was previously recorded	—	—	55	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	(55)	(29)

Balance at end of period	$86	$86	$86	$86

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 was as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Net unrealized gains (losses) from:
Fixed maturities	$47,666	$38,352
Common stock	29,458	12,971
Partnerships	(112)	2,467
Deferred federal income taxes	(20,345)	(13,616)

Accumulated other comprehensive income, net of tax	$56,667	$40,174

Net Realized Investment Gains

The components of net realized investment gains for the quarters and nine months ended September 30, 2012 and 2011 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturities:
Gross realized gains	$827	$2,176	$3,523	$12,969
Gross realized losses	(31)	(1,614)	(1,573)	(1,791)

Net realized gains	796	562	1,950	11,178

Common stock:
Gross realized gains	3,333	3,486	8,724	14,122
Gross realized losses	(918)	(2,760)	(3,761)	(5,175)

Net realized gains	2,415	726	4,963	8,947

Other invested assets:
Gross realized gains	—	—	—	1,546
Gross realized losses	—	—	—	—

Net realized gains	—	—	—	1,546

Total net realized investment gains	$3,211	$1,288	$6,913	$21,671

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Fixed maturities	$380,713	$604,606
Equity securities	40,299	78,491
Other invested assets	1,114	1,348

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2012 and 2011 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturities	$10,320	$13,153	$32,146	$42,031
Equity securities	1,174	914	3,885	2,645
Cash and cash equivalents	13	10	99	56
Other invested assets	4,330	—	4,486	—

Total investment income	15,837	14,077	40,616	44,732
Investment expense	(1,060)	(1,197)	(3,351)	(3,508)

Net investment income	$14,777	$12,880	$37,265	$41,224

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2012 and 2011 was as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net investment income	$14,777	$12,880	$37,265	$41,224

Net realized investment gains	3,211	1,288	6,913	21,671
Net equity in net income of partnership	—	—	—	53
Net unrealized investment gains (losses)	11,388	(39,848)	23,222	(46,642)

Net investment return	14,599	(38,560)	30,135	(24,918)

Total investment return	$29,376	$(25,680)	$67,400	$16,306

Total investment return % (1)	1.9%	(1.5%)	4.2%	1.0%

Average investment portfolio (2)	$1,556,450	$1,698,039	$1,599,472	$1,689,333

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of September 30, 2012, the Company held insurance enhanced municipal bonds of approximately $63.3 million, which represented approximately 4.1% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA.” Approximately $18.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $12.9 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $44.4 million of insurance enhanced municipal bonds, $23.7 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with Insurance	Ratings without Insurance
Rating
AAA	$8,901	$—
AA	5,572	8,901
A	9,274	14,846
BBB	—	—

Total	$23,747	$23,747

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2012, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$3,402	$2,296	$—	$1,106
Financial Guaranty Insurance Company	219	219	—	—
Assured Guaranty Insurance Group	18,740	2,020	—	16,720
Municipal Bond Insurance Association	23,339	7,947	—	15,392
Government National Housing Association	2,335	403	1,932	—
Permanent School Fund Guaranty	8,901	—	8,901	—

Total backed by financial guarantors	56,936	12,885	10,833	33,218
Other credit enhanced municipal bonds	6,378	6,000	—	378

Total	$63,314	$18,885	$10,833	$33,596

In addition to the $63.3 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $21.8 million, which represented approximately 1.4% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. The financial guarantors of the Company’s $21.8 million of insurance enhanced asset-backed and credit securities include Ambac ($2.1 million), Financial Guaranty Insurance Company ($0.4 million), Assured Guaranty Insurance Group ($9.3 million), Municipal Bond Insurance Association ($4.7 million), and Other ($5.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2012.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of September 30, 2012 and December 31, 2011:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2012	December 31, 2011
On deposit with governmental authorities	$43,072	$43,830
Intercompany trusts held for the benefit of U.S. policyholders	572,550	545,230
Held in trust pursuant to third party requirements	85,589	82,577
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,309	6,125

Total	$707,520	$677,762

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$89,529	$19,930	$—	$109,459
Obligations of states and political subdivisions	—	202,756	—	202,756
Mortgage-backed securities	—	273,550	—	273,550
Asset-backed securities	—	108,816	—	108,816
Commercial mortgage-backed securities	—	12,666	—	12,666
Corporate bonds and loans	—	496,767	—	496,767
Foreign corporate bonds	—	55,831	—	55,831

Total fixed maturities	89,529	1,170,316	—	1,259,845
Common stock	194,553	—	—	194,553
Other invested assets	—	—	2,937	2,937

Total invested assets	$284,082	$1,170,316	$2,937	$1,457,335

As of December 31, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$90,602	$40,687	$—	$131,289
Obligations of states and political subdivisions	—	206,133	—	206,133
Mortgage-backed securities	—	268,990	—	268,990
Asset-backed securities	—	95,964	—	95,964
Commercial mortgage-backed securities	—	29,969	—	29,969
Corporate bonds and loans	—	521,201	—	521,201
Foreign corporate bonds	—	43,339	—	43,339

Total fixed maturities	90,602	1,206,283	—	1,296,885
Common stock	168,361	—	—	168,361
Other invested assets	—	—	6,617	6,617

Total invested assets	$258,963	$1,206,283	$6,617	$1,471,863

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

There were no significant transfers between Level 1 and Level 2 during the quarters or nine months ended September 30, 2012 or 2011.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2012:

Quarter Ended September 30, 2012 (Dollars in thousands)	Other Invested Assets
Beginning balance at July 1, 2012	$8,590
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss) (1)	(4,546)
Purchases	7
Sales	(1,114)

Ending balance at September 30, 2012	$2,937

Gains for 2012 included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2012	$—

(1)	The Company received a $4.3 million distribution on a limited partnership investment during the quarter ended September 30, 2012, which was recognized in investment income and reduced accumulated other comprehensive income.

Nine Months Ended September 30, 2012 (Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2012	$6,617
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss) (2)	(2,579)
Purchases	13
Sales	(1,114)

Ending balance at September 30, 2012	$2,937

Gains for 2012 included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2012	$—

(2)	The Company received a $4.3 million distribution on a limited partnership investment during the nine months ended September 30, 2012, which was recognized in investment income and reduced accumulated other comprehensive income.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The investments classified as Level 3 in the above table relate to investments in limited partnerships who have invested primarily in publicly traded companies. However, not all of the partnerships’ investments are publicly traded, nor does the Company have access to daily valuations, therefore the estimated fair values of these limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships. Material assumptions and factors utilized in pricing these investments include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2011:

Quarter Ended September 30, 2011 (Dollars in thousands)	Other Invested Assets
Beginning balance at July 1, 2011	$17,579
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss)	(1,434)
Purchases	24
Sales	—

Ending balance at September 30, 2011	$16,169

Gains for 2011 included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2011	$—

Nine Months Ended September 30, 2011 (Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2011	$5,380
Total gains (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income (loss)	2,006
Purchases	10,049
Sales	(1,347)

Ending balance at September 30, 2011	$16,169

Gains for 2011 included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2011	$—

The $16.2 million is comprised of $7.2 million related to investments in limited partnerships and $9.0 million related to an investment in a mutual fund. The $7.2 million related to investments in limited partnerships for which there is no readily available independent market price. The estimated fair values of these limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships. Material assumptions and factors utilized in pricing these investments include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period. The Company’s investment in a mutual fund of $9.0 million was measured utilizing the fund’s net asset value. The net asset value of the fund was based on the actual market price of the assets of the portfolio, including accrued income less liabilities and provisions for accrued expenses. The fund was comprised primarily of foreign equities. However, since the Company does not have the ability to see the invested asset composition of the mutual fund on a daily basis, this investment was classified within the Level 3 category.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at September 30, 2012 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2012.

(Dollars in thousands)	Fair Value	Future Funding Commitments
Equity Fund, LP (1)	$2,937	$2,507
Real Estate Fund, LP (2)	—	—

Total	$2,937	$2,507

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the quarter and nine months ended September 30, 2012, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The Company had the following reinsurance balances as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Reinsurance receivables	$273,993	$287,986
Collateral securing reinsurance receivables	(167,623)	(169,002)

Reinsurance receivables, net of collateral	$106,370	$118,984

Allowance for uncollectible reinsurance receivables	$9,310	$10,021
Prepaid reinsurance premiums	6,390	6,555

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Casualty and Professional Liability Excess of Loss—Effective May 1, 2012, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for $2.0 million per occurrence in excess of $1.0 million per occurrence for general liability and auto liability. The professional liability section provides coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. The casualty and professional liability treaty that expired April 30, 2012 provided identical coverage.

Casualty Clash Excess of Loss—Effective May 1, 2012, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. The casualty clash treaty that expired April 30, 2012 provided identical coverage.

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

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during the quarter ended September 30, 2012.

7. Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. For 2012, the statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and discrete items such as limited partnership distributions, and then that amount is added to income taxes on net realized gains and losses, discrete items and limited partnership distributions. On an interim basis in 2011, the Company recorded the actual income tax provision in lieu of using the estimated effective income tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2012 and 2011 were as follows:

Quarter Ended September 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$29,595	$51,205	$(23,851)	$56,949

Net premiums written	$29,595	$21,860	$—	$51,455

Net premiums earned	$34,198	$21,131	$—	$55,329
Net investment income	13,687	5,726	(4,636)	14,777
Net realized investment gains	584	2,627	—	3,211
Other income (loss)	(21)	122	—	101

Total revenues	48,448	29,606	(4,636)	73,418
Losses and Expenses:
Net losses and loss adjustment expenses	20,672	14,735	—	35,407
Acquisition costs and other underwriting expenses	13,927	9,296	—	23,223
Corporate and other operating expenses	216	1,823	—	2,039
Interest expense	—	5,901	(4,636)	1,265

Income (loss) before income taxes	$13,633	$(2,149)	$—	$11,484

Quarter Ended September 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$42,603	$55,262	$(24,773)	$73,092

Net premiums written	$42,603	$22,331	$—	$64,934

Net premiums earned	$51,075	$26,015	$—	$77,090
Net investment income	10,602	6,926	(4,648)	12,880
Net realized investment gains (losses)	(762)	2,050	—	1,288
Other income	202	170	—	372

Total revenues	61,117	35,161	(4,648)	91,630
Losses and Expenses:
Net losses and loss adjustment expenses	76,539	9,695	—	86,234
Acquisition costs and other underwriting expenses	21,812	11,515	—	33,327
Corporate and other operating expenses	1,788	1,279	—	3,067
Interest expense	—	6,173	(4,648)	1,525

Income (loss) before income taxes	$(39,022)	$6,499	$—	$(32,523)

Nine Months Ended September 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$100,183	$151,411	$(69,255)	$182,339

Net premiums written	$99,635	$63,236	$—	$162,871

Net premiums earned	$113,039	$64,619	$—	$177,658
Net investment income	32,745	18,326	(13,806)	37,265
Net realized investment gains	915	5,998	—	6,913
Other income (loss)	(726)	435	—	(291)

Total revenues	145,973	89,378	(13,806)	221,545
Losses and Expenses:
Net losses and loss adjustment expenses	70,955	42,619	—	113,574
Acquisition costs and other underwriting expenses	43,502	26,648	—	70,150
Corporate and other operating expenses	3,190	3,673	—	6,863
Interest expense	—	18,019	(13,806)	4,213

Income (loss) before income taxes	$28,326	$(1,581)	$—	$26,745

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$158,058	$182,102	$(84,440)	$255,720

Net premiums written	$157,556	$76,893	$—	$234,449

Net premiums earned	$151,538	$79,576	$—	$231,114
Net investment income	33,548	21,469	(13,793)	41,224
Net realized investment gains	5,024	16,647	—	21,671
Other income	538	12,001	—	12,539

Total revenues	190,648	129,693	(13,793)	306,548
Losses and Expenses:
Net losses and loss adjustment expenses	156,075	50,254	—	206,329
Acquisition costs and other underwriting expenses	60,562	32,248	—	92,810
Corporate and other operating expenses	7,573	3,296	—	10,869
Interest expense	—	18,813	(13,793)	5,020

Income (loss) before income taxes	$(33,562)	$25,082	$—	$(8,480)

The following table summarizes the Company’s U.S. federal and foreign current income tax expense for each of the quarters and nine months ending September 30, 2012 and 2011:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Non-U.S. current income tax expense (benefit)	$34	$15	$(594)	$344
U.S. federal current income tax expense (benefit)	1,131	482	(5,560)	5,756

Total current income tax expense (benefit)	1,165	497	(6,154)	6,100

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
(Dollars in thousands)	2012		2011
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(719)	(6.3%)	$2,290	(7.0%)
Adjustments:
Tax exempt interest	(359)	(3.1%)	(478)	1.5%
Dividend exclusion	(275)	(2.4%)	(173)	0.5%
Effective tax rate adjustment	3,287	28.6%	—	—
Other	(363)	(3.1%)	(740)	2.2%

Income tax expense	$1,571	13.7%	$899	(2.8%)

The effective income tax rate for the quarter ended September 30, 2012 was 13.7%, compared to an effective income tax rate of (2.8%) for the quarter ended September 30, 2011. The increase in the effective tax rate is primarily due to the fact that the Company recorded its actual year-to-date tax provision during the quarter ended September 30, 2011 in lieu of using the estimated effective income tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios, as compared with an estimated annual effective rate during the quarter ended September 30, 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax is reflected in the effective tax rate adjustment. The Company decreased its projected annual expected tax benefit during the third quarter of 2012, which resulted in a large cumulative effective tax rate adjustment during the third quarter. The effective rate differed from the weighted average expected income tax benefit rate of 6.3% for the quarter ended September 30, 2012 due to the fact that the Company records income tax expense in an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax rate of (7.0%) for the quarter ended September 30, 2011 due to the impact of tax-exempt interest and dividends.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2012		2011
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(440)	(1.6%)	$9,124	(107.6%)
Adjustments:
Tax exempt interest	(1,138)	(4.3%)	(1,498)	17.7%
Dividend exclusion	(807)	(3.0%)	(540)	6.4%
Effective tax rate adjustment	(888)	(3.3%)	—	—
Other	(361)	(1.4%)	(685)	8.0%

Income tax expense (benefit)	$(3,634)	(13.6%)	$6,401	(75.5%)

The effective income tax benefit rate for the nine months ended September 30, 2012 was (13.6%), compared to an effective income tax expense rate of (75.5%) for the nine months ended September 30, 2011. The decrease in the effective tax rate is primarily due to a decrease in income in taxable jurisdictions in 2012 when compared to 2011. The Company realized income of $25.1 million in taxable jurisdictions for the nine months ended September 30, 2011 compared with losses of $1.6 million in taxable jurisdictions for the nine months ended September 30, 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax is reflected in the effective tax rate adjustment. The effective rate differed from the weighted average expected income tax benefit rate of (1.6%) for the nine months ended September 30, 2012 due to fact that the Company records income tax expense in an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends. The effective rate differed from the weighted average expected income tax expense rate of (107.6%) for the nine months ended September 30, 2011 due to the impact of tax-exempt interest and dividends.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2009.

The Company had an alternative minimum tax credit carry forward of $6.3 million as of September 30, 2012 and $6.0 million as of December 31, 2011, which can be carried forward indefinitely.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any unrecognized tax benefits as of September 30, 2012. The Company had $0.3 million in unrecognized tax benefits as of December 31, 2011.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2012, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheet.

8. Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverage with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2012, the related adjustments could have a material impact on the Company’s future results of operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$941,283	$975,192	$971,377	$1,052,743
Less: Ceded reinsurance receivables	274,178	320,127	283,652	407,197

Net balance at beginning of period	667,105	655,065	687,725	645,546

Incurred losses and loss adjustment expenses related to:
Current year	36,096	83,665	116,381	214,403
Prior years	(689)	2,569	(2,807)	(8,074)

Total incurred losses and loss adjustment expenses	35,407	86,234	113,574	206,329

Paid losses and loss adjustment expenses related to:
Current year	15,488	26,124	34,740	53,145
Prior years	32,389	38,367	111,923	121,922

Total paid losses and loss adjustment expenses	47,877	64,491	146,663	175,067

Net balance at end of period	654,637	676,808	654,637	676,808
Plus: Ceded reinsurance receivables	269,141	294,414	269,141	294,414

Balance at end of period	$923,778	$971,222	$923,778	$971,222

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2012, the Company reduced its prior accident year loss reserves by $0.7 million, which consisted of a $1.4 million decrease related to Insurance Operations and a $0.7 million increase related to Reinsurance Operations.

The $1.4 million decrease related to Insurance Operations primarily consisted of the following:

•

Professional liability: A $1.9 million reduction primarily related to accident years 2004 through 2011 driven by continued favorable development on lawyer, real estate and allied health and social services exposures.

•	Auto liability: A $0.5 million increase mainly driven by continued loss emergence in accident year 2011.

•	General liability: A $0.1 million decrease primarily consisting of favorable emergence on small business binding and casualty brokerage exposures, offset by increases to construction defect reserves.

The $0.7 million increase related to Reinsurance Operations primarily consisted of an increase in auto liability lines primarily related to accident years 2009 and 2010 and was driven by increased frequency and severity.

In the third quarter of 2011, the Company increased its prior accident year loss reserves by $2.6 million, which consisted of a $0.8 million decrease related to Insurance Operations and a $3.4 million increase related to Reinsurance Operations.

The $0.8 million decrease related to Insurance Operations primarily consisted of the following:

•

General liability: A $2.1 million reduction mainly consisting of reductions of $8.2 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $0.9 million in this line due to changes in its reinsurance exposure on specifically identified

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.9 million in accident years 2009 and 2010 related to loss emergence in a specific class of business as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. The Company has addressed profitability concerns by exiting certain unprofitable classes of business within this line.

•	Auto liability: A $0.7 million increase primarily related to accident years 2009 and 2010 due to recent unfavorable development on a few large claims.

•

Professional liability: A $0.4 million increase mainly consisting of increases of $2.5 million related to accident years 2009 and 2010 due to unfavorable development in certain product classes. The Company has addressed profitability concerns by exiting certain classes of business which have proven to be unprofitable. This was offset by a decrease of $2.1 million related to all other prior accident years.

The $3.4 million increase related to Reinsurance Operations primarily consisted of the following:

•

Auto liability: A $2.6 million increase primarily related to a $3.8 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a $1.2 million decrease in accident year 2009.

•	General liability: A $1.1 million increase related to accident years 2009 and 2010. This change related to higher than expected loss emergence.

•	Property: A $0.4 million decrease related to accident year 2010 related to favorable loss emergence on a worldwide catastrophe treaty.

In the first nine months of 2012, the Company reduced its prior accident year loss reserves by $2.8 million, which consisted of a $3.6 million decrease related to Insurance Operations and a $0.8 million increase related to Reinsurance Operations.

The $3.6 million decrease related to Insurance Operations primarily consisted of the following:

•

General liability: A $3.2 million reduction primarily due to favorable emergence in accident years 2008 and prior on small business binding and casualty brokerage exposures. Partially offsetting these reductions were increases to construction defect reserves. The Company also decreased its reinsurance allowance by $0.3 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves.

•

Professional liability: A $2.2 million reduction primarily related to accident years 2004 through 2011 driven by continued favorable development on lawyer, real estate and allied health and social services exposures.

•

Umbrella: A $0.4 million reduction primarily related to accident years 2008 and prior due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general and professional liability above.

•	Property: A $0.8 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Marine: A $0.8 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

•	Auto liability: A $0.5 million increase primarily driven by continued loss emergence in accident year 2011.

The $0.8 million increase related to Reinsurance Operations primarily consisted of a $0.7 million increase in auto liability lines primarily related to accident year 2009 and was driven by increased frequency and severity.

In the first nine months of 2011, the Company reduced its prior accident year loss reserves by $8.1 million, which consisted of an $18.6 million decrease related to Insurance Operations and a $10.5 million increase related to Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The $18.6 million decrease related to Insurance Operations primarily consisted of the following:

•

General liability: A $21.3 million reduction mainly consisting of reductions of $31.0 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $3.1 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $12.8 million in accident years 2009 and 2010 driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. The Company has addressed profitability concerns by exiting certain classes of business within this line.

•

Property: A $1.8 million reduction primarily related to accident years 2009 and 2010 related to anticipated subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: A $1.1 million reduction primarily related to accident years 2010 and prior due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional liability: A $4.3 million increase consisting of increases of $15.1 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $10.8 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

•	Auto liability: A $1.2 million increase primarily related to accident years 2009 and 2010 due to higher than expected severity.

The $10.5 million increase related to Reinsurance Operations primarily consisted of the following:

•	General liability: A $5.4 million increase related to accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Auto liability: A $3.5 million increase primarily related to a $4.0 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a decrease of $0.5 million in accident year 2009.

•	Property: A $0.8 million increase primarily related to accident year 2010 related to loss emergence on a worldwide catastrophe treaty.

•	Workers’ compensation: A $0.8 million increase related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

9. Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

On September 15, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its A ordinary shares through a share repurchase program. As part of the Company’s repurchase program, on May 9, 2012, the Company announced a self tender offer pursuant to which the Company may repurchase up to $61.0 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63.4 million, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase were 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares. Including the tender offer share repurchases, the Company has completed its $100.0 million share repurchase program.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On August 28, 2012, the Company authorized the repurchase of up to $25.0 million additional A ordinary shares. Through September 30, 2012, 265,789 shares were repurchased for $5.5 million under the authorization at an average purchase price of $20.70 per share. The timing and amount of the remaining repurchase transactions, if any, under this authorization will depend upon market conditions as well as other factors. The authorization does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

All shares repurchased under the repurchase program and additional authorization have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of September 30, 2012.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended September 30, 2012:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
July 1 – 31, 2012	—		$—	—	$—
August 1 – 31, 2012	—		$—	—	$25,000,000
September 1 – 30, 2012	265,789	(3)	$20.70	265,789	$19,503,588

Total	265,789		$20.70	265,789	N/A

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Purchased as part of the repurchase authorization announced in August 2012.

Through November 9, 2012, an additional 20,000 shares were repurchased as part of the share repurchase authorization. Including these purchases, a total of 285,789 shares were repurchased under the authorization at an average purchase price of $20.79 per share.

There were no shares repurchased during the quarter ended September 30, 2011.

10. Related Party Transactions

Fox Paine & Company, LLC

As of September 30, 2012, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93.0% of the Company’s total outstanding voting power. Fox Paine can nominate a certain number of Directors, dependent on Fox Paine’s percentage ownership of voting shares in the Company, for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of September 30, 2012 and December 31, 2011, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June, 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $2.9 million and $6.6 million as of September 30, 2012 and December 31, 2011, respectively. A distribution of $5.4 million was received from the limited partnership during the quarter and nine months ended September 30, 2012. As of September 30, 2012, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received from the limited partnership during the quarter and nine months ended September 30, 2011.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company incurred management fees of $0.3 million in each of the quarters ended September 30, 2012 and 2011 and $1.1 million in each of the nine months ended September 30, 2012 and 2011 as part of the annual management fee that is paid to Fox Paine.

Frank Crystal & Company

During each of the quarters ended September 30, 2012 and 2011, the Company paid $0.1 million in brokerage fees to Frank Crystal & Company, an insurance broker. During each of the nine months ended September 30, 2012 and 2011, the Company paid $0.2 million in brokerage fees to Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Frank Crystal & Company, is a member of the Company’s Board of Directors.

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

12. Share-Based Compensation Plans

During the nine months ended September 30, 2012 and 2011, the Company granted 29,675 and 65,481 A ordinary shares, respectively, at a weighted average grant date value of $18.60 and $21.44 per share, respectively, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). All of the shares granted in 2012 were subject to certain restrictions. Of the shares granted in 2011, 54,233 were subject to certain restrictions and 11,248 vested immediately. The Company did not grant any shares to key employees during the quarters ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012 and 2011, the Company granted an aggregate of 39,622 and 39,675 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $19.83 and $21.52 per share, respectively, to non-employee directors of the Company under the Plan.

During the quarters ended September 30, 2012 and 2011, the Company granted an aggregate of 11,487 and 12,864 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $20.25 and $22.31 per share, respectively, to non-employee directors of the Company under the Plan.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the quarter and nine months ended September 30, 2011, the Company granted 300,000 Time-Based Options under the Plan. The Time-Based Options vest in 33% increments over a three-year period and expire ten years after the grant date. There were no options granted under the Plan during the quarter or nine months ended September 30, 2012.

13. Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Net income (loss)	$9,913	$(33,422)	$30,379	$(14,828)

Basic earnings per share:
Weighted average shares outstanding—basic	25,391,885	30,338,010	27,263,275	30,320,538

Net income (loss) per share	$0.39	$(1.10)	$1.11	$(0.49)

Diluted earnings per share:
Weighted average shares outstanding—diluted	25,412,586	30,352,850	27,280,612	30,341,713

Net income (loss) per share	$0.39	$(1.10)	$1.11	$(0.49)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares for basic earnings per share	25,391,885	30,338,010	27,263,275	30,320,538
Non-vested restricted stock	12,092	14,824	17,318	12,399
Options	8,609	16	19	8,776

Weighted average shares for diluted earnings per share	25,412,586	30,352,850	27,280,612	30,341,713

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended September 30, 2012 and 2011 do not include 546,482 and 465,775 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the nine months ended September 30, 2012 and 2011 do not include 565,775 and 450,232 shares, respectively, which were deemed to be anti-dilutive.

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

Management uses underwriting income as the main measure of segment performance. The Company calculates underwriting income by subtracting net losses and loss adjustment expenses and acquisition costs and other underwriting expenses from net premiums earned and other income (loss).

The Insurance Operations and Reinsurance Operations segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2012 and 2011.

Quarter Ended September 30, 2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$51,205		$5,744		$56,949

Net premiums written	$45,710		$5,745		$51,455

Net premiums earned	$44,252		$11,077		$55,329
Other income (loss)	122		(21)		101

Total revenues	44,374		11,056		55,430
Losses and Expenses:
Net losses and loss adjustment expenses	30,949		4,458		35,407
Acquisition costs and other underwriting expenses	19,525	(3)	3,698		23,223

Income (loss) from segments	$(6,100)		$2,900		(3,200)

Unallocated Items:
Net investment income					14,777
Net realized investment gains					3,211
Corporate and other operating expenses					(2,039)
Interest expense					(1,265)

Income before income taxes					11,484
Income tax expense					(1,571)

Net income					$9,913

Total assets	$1,336,680		$627,667	(4)	$1,964,347

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $231 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended September 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$55,260		$17,832		$73,092

Net premiums written	$47,102		$17,832		$64,934

Net premiums earned	$54,063		$23,027		$77,090
Other income	169		203		372

Total revenues	54,232		23,230		77,462
Losses and Expenses:
Net losses and loss adjustment expenses	58,174		28,060		86,234
Acquisition costs and other underwriting expenses	23,728	(3)	9,599		33,327

Loss from segments	$(27,670)		$(14,429)		(42,099)

Unallocated Items:
Net investment income					12,880
Net realized investment gains					1,288
Corporate and other operating expenses					(3,067)
Interest expense					(1,525)

Loss before income taxes					(32,523)
Income tax expense					(899)

Net loss					$(33,422)

Total assets	$1,471,467		$658,715	(4)	$2,130,182

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $281 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30, 2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$151,410		$30,929		$182,339

Net premiums written	$132,490		$30,381		$162,871

Net premiums earned	$135,256		$42,402		$177,658
Other income (loss)	435		(726)		(291)

Total revenues	135,691		41,676		177,367
Losses and Expenses:
Net losses and loss adjustment expenses	93,971		19,603		113,574
Acquisition costs and other underwriting expenses	58,543	(3)	11,607		70,150

Income (loss) from segments	$(16,823)		$10,466		(6,357)

Unallocated Items:
Net investment income					37,265
Net realized investment gains					6,913
Corporate and other operating expenses					(6,863)
Interest expense					(4,213)

Income before income taxes					26,745
Income tax benefit					3,634

Net income					$30,379

Total assets	$1,336,680		$627,667	(4)	$1,964,347

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $706 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$182,102		$73,618		$255,720

Net premiums written	$161,333		$73,116		$234,449

Net premiums earned	$165,354		$65,760		$231,114
Other income	12,001		538		12,539

Total revenues	177,355		66,298		243,653
Losses and Expenses:
Net losses and loss adjustment expenses	135,217		71,112		206,329
Acquisition costs and other underwriting expenses	71,745	(3)	21,065		92,810

Loss from segments	$(29,607)		$(25,879)		(55,486)

Unallocated Items:
Net investment income					41,224
Net realized investment gains					21,671
Corporate and other operating expenses					(10,869)
Interest expense					(5,020)

Loss before income taxes					(8,480)
Income tax expense					(6,401)

Loss before equity in net income of partnership					(14,881)
Equity in net income of partnership, net of tax					53

Net loss					$(14,828)

Total assets	$1,471,467		$658,715	(4)	$2,130,182

(1)	Includes business ceded to Reinsurance Operations.
(2)	External business only, excluding business assumed from Insurance Operations.
(3)	Includes federal excise tax of $858 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15.	New Accounting Pronouncements

In July, 2012, the FASB issued new accounting guidance surrounding impairment testing for indefinite lived intangible assets. The new guidance allows for an entity to elect first assessing qualitative factors when evaluating for impairment. If qualitative factors indicate that there may be impairment, prior guidance using quantitative factors should still be applied. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance will not have a material impact on the Company’s consolidated statements of financial position or results of operations.

16.	Subsequent Events

Share Repurchases

Through November 9, 2012, an additional 20,000 shares were repurchased as part of the share repurchase authorization. Including these purchases, a total of 285,789 shares were repurchased under the authorization at an average purchase price of $20.79 per share.

Hurricane Sandy

In regard to Hurricane Sandy, which struck on October 29, 2012, the Company does not yet have a reliable estimate of the storm’s impact on its financial results.

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

Recent Developments

Appointment of Stephen A. Cozen

Effective September 10, 2012, Stephen A. Cozen, Esq. was appointed to the Company’s Board of Directors.

Share Repurchases

On August 28, 2012, the Company authorized the repurchase of up to $25.0 million of its A ordinary shares. Through November 9, 2012, 285,789 shares were repurchased for $5.9 million under the authorization at an average purchase price of $20.79 per share. The timing and amount of the repurchase transactions, if any, under this authorization will depend upon market conditions as well as other factors. The authorization does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Appointment of John Howes

Effective July 16, 2012, John Howes was appointed to the Company’s Board of Directors.

Hurricane Sandy

In regard to Hurricane Sandy, which struck on October 29, 2012, the Company does not yet have a reliable estimate of the storm’s impact on its financial results.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

In addition to the Company’s internal reserve analysis, independent external actuaries will perform a full, detailed review of the Company’s reserves during the fourth quarter. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff and management.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

On October 9, 2012, The United States District Court for the Northern District of California (District Court) issued an order confirming an amended plan of reorganization (Plan) for a named insured that included an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code). The injunction, also called a “channeling injunction,” precludes, inter alia, non-settling insurers from asserting claims against United National and asbestos related claims by third parties against United National that are related to the named insured. An appeal from the District Court order has been filed with the 9th Circuit Court of Appeals. A motion for stay to prevent the Plan and the channeling injunction from taking effect has been denied by the District Court.

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

Management’s best estimate at September 30, 2012 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $923.8 million and $654.6 million, respectively, as of September 30, 2012. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2012 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$274,146	$541,936	$816,082
Reinsurance Operations	34,434	73,262	107,696

Total	$308,580	$615,198	$923,778

	Net Reserves (2)
	Case	IBNR (1)	Total
Insurance Operations	$182,636	$365,546	$548,182
Reinsurance Operations	34,434	72,021	106,455

Total	$217,070	$437,567	$654,637

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on the Company’s historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $116.4 million for claims occurring during the nine months ended September 30, 2012:

GLOBAL INDEMNITY PLC

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(16,875)	$(11,347)	$(5,819)	$(291)	$5,237
	-3%	(14,780)	(9,136)	(3,491)	2,153	7,798
	-2%	(13,733)	(8,030)	(2,328)	3,375	9,078
	-1%	(12,686)	(6,925)	(1,164)	4,597	10,358
	0%	(11,638)	(5,819)	—	5,819	11,638
	1%	(10,591)	(4,713)	1,164	7,041	12,918
	2%	(9,543)	(3,608)	2,328	8,263	14,198
	3%	(8,496)	(2,502)	3,491	9,485	15,479
	5%	(6,401)	(291)	5,819	11,929	18,039

The Company’s net reserves for losses and loss expenses of $654.6 million as of September 30, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral and payment history with its reinsurers are several of the factors that the Company considers when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If the Company’s reinsurers do not pay, the Company is still legally obligated to pay the loss. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information surrounding the Company’s reinsurance receivable balances as of September 30, 2012.

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

For an analysis of the Company’s securities with gross unrealized losses as of September 30, 2012 and December 31, 2011, and for other than temporary impairment losses that the Company recorded for the quarters ended September 30, 2012 and 2011, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

GLOBAL INDEMNITY PLC

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain

GLOBAL INDEMNITY PLC

tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2012 or December 31, 2011. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in its forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

On an interim basis, the Company records its tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where the Company does business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) and discrete items by forecasted pre-tax income not including net realized investment gains (losses) and discrete items. Changes in pre-tax and taxable income in the jurisdictions where the Company does business can change the effective tax rate. For 2012, to compute the Company’s income tax expense on an interim basis, the Company applies its expected full year effective tax rate against its pre-tax income excluding net realized investment gains (losses) and discrete items and then adds actual tax on net realized investment gains (losses) and discrete items to that result. During the quarter and nine months ended September 30, 2011, the tax provision was recorded using the year-to-date income tax provision in lieu of using the full year’s effective tax rate due to wide variability in the expected annual effective income tax rate across several similar pre-tax income scenarios.

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

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2011 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Insurance Operations premiums written:
Gross premiums written	$51,205	$55,260	$151,410	$182,102
Ceded premiums written	5,495	8,158	18,920	20,769

Net premiums written	$45,710	$47,102	$132,490	$161,333

Reinsurance Operations premiums written:
Gross premiums written	$5,744	$17,832	$30,929	$73,618
Ceded premiums written	(1)	—	548	502

Net premiums written	$5,745	$17,832	$30,381	$73,116

Revenues: (1)
Insurance Operations	$44,374	$54,232	$135,691	$177,355
Reinsurance Operations	11,056	23,230	41,676	66,298

Total revenues	$55,430	$77,462	$177,367	$243,653

Expenses: (2)
Insurance Operations (3)	$50,474	$81,902	$152,514	$206,962
Reinsurance Operations	8,156	37,659	31,210	92,177

Total expenses	$58,630	$119,561	$183,724	$299,139

Income (loss) from segments:
Insurance Operations	$(6,100)	$(27,670)	$(16,823)	$(29,607)
Reinsurance Operations	2,900	(14,429)	10,466	(25,879)

Total loss from segments	$(3,200)	$(42,099)	$(6,357)	$(55,486)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	69.9	107.6	69.5	81.7
Expense ratio	44.1	43.9	43.3	43.4

Combined ratio	114.0	151.5	112.8	125.1

Reinsurance Operations
Loss ratio	40.3	121.8	46.2	108.2
Expense ratio	33.4	41.7	27.4	32.0

Combined ratio	73.7	163.5	73.6	140.2

Consolidated
Loss ratio	64.0	111.8	63.9	89.3
Expense ratio	42.0	43.2	39.5	40.2

Combined ratio	106.0	155.0	103.4	129.5

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $231 and $281 for the quarters ended September 30, 2012 and 2011, respectively, and excise tax of $706 and $858 for the nine months ended September 30, 2012 and 2011, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

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

Quarter Ended September 30, 2012 Compared with the Quarter Ended September 30, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		Increase / (Decrease)
	2012	2011	$	%
Gross premiums written	$51,205	$55,260	$(4,055)	(7.3%)

Net premiums written	$45,710	$47,102	$(1,392)	(3.0%)

Net premiums earned	$44,252	$54,063	$(9,811)	(18.1%)
Other income	122	169	(47)	(27.8%)

Total revenues	$44,374	$54,232	$(9,858)	(18.2%)
Losses and expenses:
Net losses and loss adjustment expenses	30,949	58,174	(27,225)	(46.8%)
Acquisition costs and other underwriting expenses (1)	19,525	23,728	(4,203)	(17.7%)

Loss from segment	$(6,100)	$(27,670)	$21,570	78.0%

Underwriting Ratios:
Loss ratio:
Current accident year	73.2	109.1	(35.9)
Prior accident year	(3.3)	(1.5)	(1.8)

Calendar year loss ratio	69.9	107.6	(37.7)
Expense ratio	44.1	43.9	0.2

Combined ratio	114.0	151.5	(37.5)

(1)	Includes excise tax of $231 and $281 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the quarters ended September 30, 2012 and 2011, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $51.2 million for the quarter ended September 30, 2012, compared with $55.3 million for the quarter ended September 30, 2011, a decrease of $4.1 million or 7.3%. In the second half of 2011 the Company began exiting certain unprofitable classes of business which contributed to the decrease. This was partially offset by increases in the Company’s small business, commercial auto, which is included in “Other” in the table below, and vacant property, which is included in “Programs” in the table below, classes.

Net premiums written, which equal gross premiums written less ceded premiums written, were $45.7 million for the quarter ended September 30, 2012, compared with $47.1 million for the quarter ended September 30, 2011, a decrease of $1.4 million or 3.0%. The decrease was primarily due to the decrease in gross premiums written noted above as well as increased retention on reinsurance coverage in 2012 when compared to 2011. The ratio of net premiums written to gross premiums written was 89.3% for the quarter ended September 30, 2012 and 85.2% for the quarter ended September 30, 2011, an increase of 4.1 points.

GLOBAL INDEMNITY PLC

Net premiums earned were $44.3 million for the quarter ended September 30, 2012, compared with $54.1 million for the quarter ended September 30, 2011, a decrease of $9.8 million or 18.1%. Property net premiums earned for the quarters ended September 30, 2012 and 2011 were $24.0 million and $24.5 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2012 and 2011 were $20.3 million and $29.6 million, respectively.

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended September 30, 2012			Quarter Ended September 30, 2011
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$23,643	$22,209	$20,031	$22,097	$20,298	$19,663
Property Brokerage	7,663	5,420	6,145	7,818	4,961	5,308
Programs	13,778	12,590	12,399	12,969	11,794	12,647
Other	6,121	5,491	5,677	12,376	10,049	16,445

Total	$51,205	$45,710	$44,252	$55,260	$47,102	$54,063

Other Income

Other income was $0.1 and $0.2 million for the quarters ended September 30, 2012 and 2011, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 69.9% for the quarter ended September 30, 2012 compared with 107.6% for the quarter ended September 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2012 was 73.2%, a decrease of 35.9 points from 109.1% for the quarter ended September 30, 2011:

•	The current accident year property loss ratio decreased 21.8 points from 92.4% in the quarter ended September 30, 2011 to 70.6% in the quarter ended September 30, 2012.

•

The non-catastrophe loss ratio decreased 16.0 points from 67.0% in the quarter ended September 30, 2011 to 51.0% in the quarter ended September 30, 2012 mainly due to decreased severity from fire losses and severe weather during 2012. Non-catastrophe losses were $12.3 million and $16.4 million for the quarters ended September 30, 2012 and 2011, respectively.

•

The catastrophe loss ratio decreased 5.8 points from 25.4% in the quarter ended September 30, 2011 to 19.6% in the quarter ended September 30, 2012. The decrease in the catastrophe loss ratio is primarily due to a decrease in severe losses when compared to prior year. Results for 2011 included losses from Hurricane Irene and Tropical Storm Lee while 2012 included losses from Hurricane Isaac. Catastrophe losses were $4.7 million and $6.2 million for the quarters ended September 30, 2012 and 2011, respectively.

•

The current accident year casualty loss ratio decreased 46.7 points from 122.9% in the quarter ended September 30, 2011 to 76.2% in the quarter ended September 30, 2012 primarily due to the Company exiting certain unprofitable classes of business in the second half of 2011.

GLOBAL INDEMNITY PLC

The impact of changes to prior accident years is 3.3 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $1.4 million in the quarter ended September 30, 2012 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended September 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2012, the Company reduced its prior accident year loss reserves by $1.4 million, which primarily consisted of the following:

•

Professional liability: A $1.9 million reduction primarily related to accident years 2004 through 2011 driven by continued favorable development on lawyer, real estate and allied health and social services exposures.

•	Auto liability: A $0.5 million increase mainly driven by continued loss emergence in accident year 2011.

•	General liability: A $0.1 million decrease primarily consisting of favorable emergence on small business binding and casualty brokerage exposures, offset by increases to construction defect reserves.

In the third quarter of 2011, the Company reduced its prior accident year loss reserves by $0.8 million, which primarily consisted of the following:

•

General liability: A $2.1 million reduction mainly consisting of reductions of $8.2 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $0.9 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $6.9 million in accident years 2009 and 2010 related to loss emergence in a specific class of business as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. The Company has addressed profitability concerns by exiting certain unprofitable classes of business within this line.

•	Auto liability: A $0.7 million increase primarily related to accident years 2009 and 2010 due to recent unfavorable development on a few large claims.

•

Professional liability: A $0.4 million increase mainly consisting of increases of $2.5 million related to accident years 2009 and 2010 due to unfavorable development in certain product classes. The Company has addressed profitability concerns by exiting certain classes of business which have proven to be unprofitable. This was offset by a decrease of $2.1 million related to all other prior accident years.

Net losses and loss adjustment expenses were $30.9 million for the quarter ended September 30, 2012, compared with $58.2 million for the quarter ended September 30, 2011, a decrease of $27.2 million or 46.8%. Excluding the $1.4 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2012 and the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011, the current accident year net losses and loss adjustment expenses were $32.4 million and $59.0 million for the quarters ended September 30, 2012 and 2011, respectively. The decrease is primarily attributable to a decrease in severity during the quarter as well as the Company exiting certain unprofitable classes of business in the second half of 2011, as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $19.5 million for the quarter ended September 30, 2012, compared with $23.7 million for the quarter ended September 30, 2011, a decrease of $4.2 million or 17.7%. The decrease is primarily due to a decrease in commissions related to the decrease in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 44.1% for the quarter ended September 30, 2012, compared with 43.9% for the quarter ended September 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to higher compensation expense during the quarter, partially offset by decreases in the average commission rate related to mix of business.

GLOBAL INDEMNITY PLC

The combined ratio for the Company’s Insurance Operations was 114.0% for the quarter ended September 30, 2012, compared with 151.5% for the quarter ended September 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the $1.4 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2012 and the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011, the combined ratio decreased from 153.0% for the quarter ended September 30, 2011 to 117.3% for the quarter ended September 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $6.1 million for the quarter ended September 30, 2012, compared to a loss of $27.7 million for the quarter ended September 30, 2011, a decrease of $21.6 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Gross premiums written	$5,744	$17,832	$(12,088)	(67.8%)

Net premiums written	$5,745	$17,832	$(12,087)	(67.8%)

Net premiums earned	$11,077	$23,027	$(11,950)	(51.9%)
Other income (loss)	(21)	203	(224)	(110.3%)

Total revenues	$11,056	$23,230	$(12,174)	(52.4%)

Losses and expenses:
Net losses and loss adjustment expenses	4,458	28,060	(23,602)	(84.1%)
Acquisition costs and other underwriting expenses	3,698	9,599	(5,901)	(61.5%)

Income (loss) from segment	$2,900	$(14,429)	$17,329	120.1%

Underwriting Ratios:
Loss ratio:
Current accident year	33.5	107.2	(73.7)
Prior accident year	6.8	14.6	(7.8)

Calendar year loss ratio	40.3	121.8	(81.5)
Expense ratio	33.4	41.7	(8.3)

Combined ratio	73.7	163.5	(89.8)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $5.7 million for the quarter ended September 30, 2012, compared with $17.8 million for the quarter ended September 30, 2011, a decrease of $12.1 million or 67.8%. The decrease was primarily due to the cancellation of several unprofitable treaties in 2012. Wind River currently only writes property treaties.

Net premiums written, which equal gross premiums written less ceded premiums written, were $5.7 million for the quarter ended September 30, 2012, compared with $17.8 million for the quarter ended September 30, 2011, a decrease of $12.1 million or 67.8%. The decrease was primarily due to the decrease in gross premiums written noted above.

GLOBAL INDEMNITY PLC

Net premiums earned were $11.1 million for the quarter ended September 30, 2012, compared with $23.0 million for the quarter ended September 30, 2011, a decrease of $11.9 million or 51.9%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the quarters ended September 30, 2012 and 2011 were $8.1 million and $9.8 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2012 and 2011 were $3.0 million and $13.2 million, respectively.

Other Income (Loss)

Other income was a loss of $0.02 million for the quarter ended September 30, 2012 compared to a gain of $0.2 million in the quarter ended September 30, 2011. Other income is comprised of exchange gains and losses related to business written in foreign currencies.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 40.3% for the quarter ended September 30, 2012 compared with 121.8% for the quarter ended September 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2012 was 33.5%, a decrease of 73.7 points from 107.2% for the quarter ended September 30, 2011.

•

The current accident year property loss ratio decreased 99.1 points from 114.8% in the quarter ended September 30, 2011 to 15.7% in the quarter ended September 30, 2012. The loss ratio for 2011 included losses on a worldwide catastrophe treaty related to Hurricane Irene and Tropical Storm Lee. Current accident year property losses for the quarters ended September 30, 2012 and 2011 were $1.3 million and $11.3 million, respectively.

•

The current accident year casualty loss ratio decreased 20.3 points from 101.6% in the quarter ended September 30, 2011 to 81.3% in the quarter ended September 30, 2012 mainly due to the cancellation of unprofitable treaties in 2012.

The impact of changes to prior accident years is 6.8 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $0.7 million in the quarter ended September 30, 2012 compared to an increase in net losses and loss adjustment expenses for prior accident years of $3.4 million in the quarter ended September 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2012, the Company increased its prior accident year loss reserves by $0.7 million, which primarily consisted of an increase in auto liability lines primarily related to accident years 2009 and 2010 driven by increased frequency and severity.

In the third quarter of 2011, the Company increased its prior accident year loss reserves by $3.4 million, which primarily consisted of the following:

•

Auto liability: A $2.6 million increase primarily related to a $3.8 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a $1.2 million decrease in accident year 2009.

•	General liability: A $1.1 million increase related to accident years 2009 and 2010. This change related to higher than expected loss emergence.

•	Property: A $0.4 million decrease related to accident year 2010 related to favorable loss emergence on a worldwide catastrophe treaty.

GLOBAL INDEMNITY PLC

Net losses and loss adjustment expenses were $4.5 million for the quarter ended September 30, 2012, compared with $28.1 million for the quarter ended September 30, 2011, a decrease of $23.6 million or 84.1%. Excluding the $0.7 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2012 and the $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011, the current accident year net losses and loss adjustment expenses decreased from $24.7 million for the quarter ended September 30, 2011 to $3.7 million for the quarter ended September 30, 2012. This decrease is primarily attributable to the decrease in catastrophe losses during the quarter as well as the cancellation of unprofitable treaties in 2012.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $3.7 million for the quarter ended September 30, 2012, compared with $9.6 million for the quarter ended September 30, 2011, a decrease of $5.9 million or 61.5%. The decrease is primarily due to a decrease in commissions as a result of the decrease in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 33.4% for the quarter ended September 30, 2012, compared with 41.7% for the quarter ended September 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to changes in mix of business as a result of cancelling several unprofitable treaties in 2012.

The combined ratio for the Company’s Reinsurance Operations was 73.7% for the quarter ended September 30, 2012, compared with 163.5% for the quarter ended September 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of a $0.7 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2012 and a $3.4 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2011, the combined ratio decreased from 148.9% for the quarter ended September 30, 2011 to 66.9% for the quarter ended September 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $2.9 million for the quarter ended September 30, 2012 compared to a loss of $14.4 million for the quarter ended September 30, 2011, an increase of $17.3 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Net investment income	$14,777	$12,880	$1,897	14.7%
Net realized investment gains	3,211	1,288	1,923	149.3%
Corporate and other operating expenses	(2,039)	(3,067)	(1,028)	(33.5%)
Interest expense	(1,265)	(1,525)	(260)	(17.0%)
Income tax expense	(1,571)	(899)	672	74.7%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $14.8 million for the quarter ended September 30, 2012, compared with $12.9 million for the quarter ended September 30, 2011, an increase of $1.9 million or 14.7%.

GLOBAL INDEMNITY PLC

•

Gross investment income, excluding realized gains, was $15.8 million for the quarter ended September 30, 2012, compared with $14.1 million for the quarter ended September 30, 2011, an increase of $1.7 million or 12.5%. The increase was primarily due to gross investment income of $4.3 million generated from a distribution from a limited partnership investment offset by reductions in the Company’s fixed maturities portfolio. There was no investment income generated from limited partnership investments during the quarter ended September 30, 2011. Excluding distributions from the limited partnership investments, gross investment income for the quarter ended September 30, 2012 decreased $2.6 million or 18.3% compared to the quarter ended September 30, 2011. This decrease is due to a reduction in the Company’s fixed maturities portfolio related to funding the share repurchase program, repayment of debt and negative operating cash flow.

•

Investment expenses were $1.1 million for the quarter ended September 30, 2012, compared with $1.2 million for the quarter ended September 30, 2011, a decrease of $0.1 million or 11.4%, primarily related to a reduction of investments in corporate loans.

At September 30, 2012, the Company held mortgage-backed securities with a book value of $204.3 million. Excluding the mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of September 30, 2012, compared with 2.5 years as of September 30, 2011. Including cash and short-term investments, the average duration of the Company’s investments, excluding mortgage-backed securities, was 2.1 years as of September 30, 2012 compared to 2.3 years as of September 30, 2011. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At September 30, 2012, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.3% compared with 3.4% at September 30, 2011. The embedded book yield on the $202.8 million of municipal bonds in the Company’s portfolio was 3.2% at September 30, 2012, compared to an embedded book yield of 3.6% on the Company’s municipal bond portfolio of $218.6 million at September 30, 2011.

Net Realized Investment Gains

Net realized investment gains were $3.2 million and $1.3 million for the quarters ended September 30, 2012 and 2011, respectively. The net realized investment gains for the quarters ended September 30, 2012 and 2011 consist entirely of net gains relative to the Company’s fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended September 30, 2012 and 2011.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.0 million for the quarter ended September 30, 2012, compared with $3.1 million for the quarter ended September 30, 2011, a decrease of $1.0 million or 33.5%. The decrease is primarily due to a decrease in outside legal and other professional fees during the quarter.

Interest Expense

Interest expense was $1.3 million and $1.5 million for the quarters ended September 30, 2012 and 2011, respectively. The decrease in interest expense was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2011 and 2012. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense

Income tax expense was $1.6 million for the quarter ended September 30, 2012 compared to $0.9 million for the quarter ended September 30, 2011. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

GLOBAL INDEMNITY PLC

Net Income (Loss)

The factors described above resulted in net income of $9.9 million and net loss of $33.4 million for the quarters ended September 30, 2012 and 2011, respectively, an increase of $43.3 million or 129.7%.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended September 30,		Increase /(Decrease)
(Dollars in thousands)	2012	2011	$	%
Gross premiums written	$151,410	$182,102	$(30,692)	(16.9%)

Net premiums written	$132,490	$161,333	$(28,843)	(17.9%)

Net premiums earned	$135,256	$165,354	$(30,098)	(18.2%)
Other income	435	12,001	(11,566)	(96.4%)

Total revenues	$135,691	$177,355	$(41,664)	(23.5%)

Losses and expenses:
Net losses and loss adjustment expenses	93,971	135,217	(41,246)	(30.5%)
Acquisition costs and other underwriting expenses (1)	58,543	71,745	(13,202)	(18.4%)

Loss from segment	$(16,823)	$(29,607)	$12,784	43.2%

Underwriting Ratios:
Loss ratio:
Current accident year	72.1	93.0	(20.9)
Prior accident year	(2.6)	(11.3)	8.7

Calendar year loss ratio	69.5	81.7	(12.2)
Expense ratio	43.3	43.4	(0.1)

Combined ratio	112.8	125.1	(12.3)

(1)	Includes excise tax of $706 and $858 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the nine months ended September 30, 2012 and 2011, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $151.4 million for the nine months ended September 30, 2012, compared with $182.1 million for the nine months ended September 30, 2011, a decrease of $30.7 million or 16.9%. In the second half of 2011 the Company began exiting certain unprofitable classes of business which contributed to the decrease. This was partially offset by increases in the Company’s small business, property brokerage and commercial auto, which is included in “Other” in the table below, classes.

Net premiums written, which equal gross premiums written less ceded premiums written, were $132.5 million for the nine months ended September 30, 2012, compared with $161.3 million for the nine months ended September 30, 2011, a decrease of $28.8 million or 17.9%. The decrease was primarily due to the decrease in gross premiums written above.

The ratio of net premiums written to gross premiums written was 87.5% for the nine months ended September 30, 2012 and 88.6% for the nine months ended September 30, 2011, a decrease of 1.1 points.

Net premiums earned were $135.3 million for the nine months ended September 30, 2012, compared with $165.4 million for the nine months ended September 30, 2011, a decrease of $30.1 million or 18.2%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the nine months ended September 30, 2012 and 2011 were $70.2 million and $73.5 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2012 and 2011 were $65.0 million and $91.8 million, respectively.

GLOBAL INDEMNITY PLC

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$66,234	$61,885	$59,019	$64,970	$59,554	$61,856
Property Brokerage	27,991	19,231	17,011	25,162	19,249	15,509
Programs	41,602	37,965	36,412	42,291	39,279	38,666
Other	15,583	13,409	22,814	49,679	43,251	49,323

Total	$151,410	$132,490	$135,256	$182,102	$161,333	$165,354

Other Income

Other income was $0.4 million and $12.0 million for the nine months ended September 30, 2012 and 2011, respectively. Other income is primarily comprised of fee income and for 2011, $11.5 million received from the Company’s settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 11 to the consolidated financial statements in Item 1 of Part I of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 69.5% for the nine months ended September 30, 2012 compared with 81.7% for the nine months ended September 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the nine months ended September 30, 2012 was 72.1%, a decrease of 20.9 points from 93.0% for the nine months ended September 30, 2011:

•	The current accident year property loss ratio decreased 16.4 points from 86.5% in the nine months ended September 30, 2011 to 70.1% in the nine months ended September 30, 2012.

•

The non-catastrophe loss ratio decreased 5.9 points from 61.8% in the nine months ended September 30, 2011 to 55.9% in the nine months ended September 30, 2012 mainly due to decreased severity from fire losses and severe weather. Non-catastrophe losses were $39.2 million and $45.5 million for the nine months ended September 30, 2012 and 2011, respectively.

•

The catastrophe loss ratio decreased 10.5 points from 24.7% in the nine months ended September 30, 2011 to 14.2% in the nine months ended September 30, 2012. The decrease in the catastrophe loss ratio is primarily due to a decrease in severe losses when compared to prior year. Results for 2011 included losses from tornados and severe weather in the Midwest, Hurricane Irene and Tropical Storm Lee while 2012 included losses from Hurricane Isaac. Catastrophe losses were $10.0 million and $18.2 million for the nine months ended September 30, 2012 and 2011, respectively.

•

The current accident year casualty loss ratio decreased 24.0 points from 98.3% in the nine months ended September 30, 2011 to 74.3% in the nine months ended September 30, 2012 primarily due to the Company exiting certain unprofitable classes of business in the second half of 2011.

GLOBAL INDEMNITY PLC

The impact of changes to prior accident years is 2.6 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $3.6 million in the nine months ended September 30, 2012 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $18.6 million in the nine months ended September 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

For the first nine months of 2012, the Company reduced its prior accident year loss reserves by $3.6 million, which primarily consisted of the following:

•

General liability: A $3.2 million reduction primarily due to favorable emergence in accident years 2008 and prior on small business binding and casualty brokerage exposures. Partially offsetting these reductions were increases to construction defect reserves. The Company also decreased its reinsurance allowance by $0.3 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves.

•

Professional liability: A $2.2 million reduction primarily related to accident years 2004 through 2011 driven by continued favorable development on lawyer, real estate and allied health and social services exposures.

•

Umbrella: A $0.4 million reduction primarily related to accident years 2008 and prior due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general and professional liability above.

•	Property: A $0.8 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Marine: A $0.8 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

•	Auto liability: A $0.5 million increase primarily driven by continued loss emergence in accident year 2011.

For the first nine months of 2011, the Company reduced its prior accident year loss reserves by $18.6 million, which primarily consisted of the following:

•

General liability: A $21.3 million reduction mainly consisting of reductions of $31.0 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $3.1 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $12.8 million in accident years 2009 and 2010 driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were the result of a methodology change in the quarter, and were not driven by claim frequency or severity trends. The Company has addressed profitability concerns by exiting certain classes of business within this line.

•

Property: A $1.8 million reduction primarily related to accident years 2009 and 2010 related to anticipated subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: A $1.1 million reduction primarily related to accident years 2010 and prior due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional liability: A $4.3 million increase consisting of increases of $15.1 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $10.8 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

•	Auto liability: A $1.2 million increase primarily related to accident years 2009 and 2010 due to higher than expected severity.

Net losses and loss adjustment expenses were $94.0 million for the nine months ended September 30, 2012, compared with $135.2 million for the nine months ended September 30, 2011, a decrease of $41.2 million or 30.5%. Excluding the $3.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2012 and the $18.6 million reduction of net losses and loss adjustment expenses for

GLOBAL INDEMNITY PLC

prior accident years in the nine months ended September 30, 2011, the current accident year net losses and loss adjustment expenses were $97.5 million and $153.9 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease is primarily attributable to a decrease in catastrophe losses incurred in 2012 and the Company exiting certain unprofitable classes of business in the second half of 2011, as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $58.5 million for the nine months ended September 30, 2012, compared with $71.7 million for the nine months ended September 30, 2011, a decrease of $13.2 million or 18.4%. The decrease is primarily due to a decrease in commissions related to the decrease in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 43.3% for the nine months ended September 30, 2012, compared with 43.4% for the nine months ended September 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Insurance Operations was 112.8% for the nine months ended September 30, 2012, compared with 125.1% for the nine months ended September 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the $3.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2012 and the $18.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011, the combined ratio decreased from 136.4% for the nine months ended September 30, 2011 to 115.4% for the nine months ended September 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $16.8 million for the nine months ended September 30, 2012, compared to a loss of $29.6 million for the nine months ended September 30, 2011, an increase of $12.8 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Gross premiums written	$30,929	$73,618	$(42,689)	(58.0%)

Net premiums written	$30,381	$73,116	$(42,735)	(58.4%)

Net premiums earned	$42,402	$65,760	$(23,358)	(35.5%)
Other income (loss)	(726)	538	(1,264)	(234.9%)

Total revenues	$41,676	$66,298	$(24,622)	(37.1%)
Losses and expenses:
Net losses and loss adjustment expenses	19,603	71,112	(51,509)	(72.4%)
Acquisition costs and other underwriting expenses	11,607	21,065	(9,458)	(44.9%)

Income (loss) from segment	$10,466	$(25,879)	$36,345	140.4%

Underwriting Ratios:
Loss ratio:
Current accident year	44.4	92.1	(47.7)
Prior accident year	1.8	16.1	(14.3)

Calendar year loss ratio	46.2	108.2	(62.0)
Expense ratio	27.4	32.0	(4.6)

Combined ratio	73.6	140.2	(66.6)

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $30.9 million for the nine months ended September 30, 2012, compared with $73.6 million for the nine months ended September 30, 2011, a decrease of $42.7 million or 58.0%. The decrease was primarily due to the cancellation of several unprofitable treaties in 2012. Wind River currently only writes property treaties.

Net premiums written, which equal gross premiums written less ceded premiums written, were $30.4 million for the nine months ended September 30, 2012, compared with $73.1 million for the nine months ended September 30, 2011, a decrease of $42.7 million or 58.4%. The decrease was primarily due to the decrease in gross premiums written noted above.

Net premiums earned were $42.4 million for the nine months ended September 30, 2012, compared with $65.8 million for the nine months ended September 30, 2011, a decrease of $23.4 million or 35.5%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the nine months ended September 30, 2012 and 2011 were $24.2 million and $26.6 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2012 and 2011 were $18.2 million and $39.2 million, respectively.

Other Income (Loss)

The Company recognized a loss of $0.7 million for the nine months ended September 30, 2012 compared with income of $0.5 million for the nine months ended September 30, 2011. Other income or loss is comprised of exchange gains and losses related to business written in foreign currencies.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 46.2% for the nine months ended September 30, 2012 compared with 108.2% for the nine months ended September 30, 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the nine months ended September 30, 2012 was 44.4%, a decrease of 47.7 points from 92.1% for the nine months ended September 30, 2011.

•

The current accident year property loss ratio decreased 88.4 points from 103.9% in the nine months ended September 30, 2011 to 15.5% in the nine months ended September 30, 2012. This decrease was primarily due to losses on a worldwide catastrophe treaty in 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods, Alabama tornadoes, Hurricane Irene, Tropical Storm Lee, and other U.S. catastrophic events. Current accident year property losses for the nine months ended September 30, 2012 and 2011were $3.7 million and $27.6 million, respectively.

•	The current accident year casualty loss ratio decreased 1.3 points from 84.1% in the nine months ended September 30, 2011 to 82.8% in the nine months ended September 30, 2012.

The impact of changes to prior accident years is 1.8 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $0.8 million in the nine months ended September 30, 2012, compared to an increase in net losses and loss adjustment expenses for prior accident years of $10.5 million in the nine months ended September 30, 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY PLC

For the first nine months of 2012 the Company increased its prior accident year loss reserves by $0.8 million which primarily consisted of a $0.7 million increase in auto liability lines primarily related to accident year 2009 and was driven by increased frequency and severity.

For the first nine months of 2011, the Company increased its prior accident year loss reserves by $10.5 million, which primarily consisted of the following:

•	General liability: A $5.4 million increase related to accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Auto liability: A $3.5 million increase primarily related to a $4.0 million increase to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011. This was partially offset by a decrease of $0.5 million in accident year 2009.

•	Property: A $0.8 million increase primarily related to accident year 2010 related to loss emergence on a worldwide catastrophe treaty.

•	Workers’ compensation: A $0.8 million increase related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

Net losses and loss adjustment expenses were $19.6 million for the nine months ended September 30, 2012, compared with $71.1 million for the nine months ended September 30, 2011, a decrease of $51.5 million or 72.4%. Excluding the $0.8 million increase in net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2012 and the $10.5 million increase in net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011, the current accident year net losses and loss adjustment expenses decreased from $60.5 million for the nine months ended September 30, 2011 to $18.8 million for the nine months ended September 30, 2012. This decrease is primarily attributable to large catastrophe losses incurred in 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods, Alabama tornadoes, Hurricane Irene, Tropical Storm Lee, and other U.S. catastrophic events, as well as the cancellation of unprofitable treaties in 2012.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $11.6 million for the nine months ended September 30, 2012, compared with $21.1 million for the nine months ended September 30, 2011, a decrease of $9.5 million or 44.9%. The decrease is primarily due to a decrease in commissions as a result of the decrease in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 27.4% for the nine months ended September 30, 2012, compared with 32.0% for the nine months ended September 30, 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to changes in mix of business as a result of cancelling several unprofitable treaties in 2011 and 2012.

The combined ratio for the Company’s Reinsurance Operations was 73.6% for the nine months ended September 30, 2012, compared with 140.2% for the nine months ended September 30, 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of a $0.8 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2012 and a $10.5 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2011, the combined ratio decreased from 124.1% for the nine months ended September 30, 2011 to 71.8% for the nine months ended September 30, 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this decrease.

GLOBAL INDEMNITY PLC

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $10.5 million for the nine months ended September 30, 2012 compared to a loss of $25.9 million for the nine months ended September 30, 2011, an increase of $36.3 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Net investment income	$37,265	$41,224	$(3,959)	(9.6%)
Net realized investment gains	6,913	21,671	(14,758)	(68.1%)
Corporate and other operating expenses	(6,863)	(10,869)	(4,006)	(36.9%)
Interest expense	(4,213)	(5,020)	(807)	(16.1%)
Income tax (expense) benefit	3,634	(6,401)	10,035	156.8%
Equity in net income of partnership, net of tax	—	53	(53)	(100.0%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $37.3 million for the nine months ended September 30, 2012, compared with $41.2 million for the nine months ended September 30, 2011, a decrease of $4.0 million or 9.6%.

•

Gross investment income, excluding realized gains and losses, was $40.6 million for the nine months ended September 30, 2012, compared with $44.7 million for the nine months ended September 30, 2011, a decrease of $4.1 million or 9.2%. The decrease was primarily due to a reduction in the Company’s fixed maturities portfolio related to funding the share repurchase program, repayment of debt and negative operating cash flow. This decrease was offset by investment income of $4.5 million generated from distributions from two limited partnership investments. There was no investment income generated by limited partnership investments for the year ended September 30, 2011. Excluding distributions from limited partnership investments, gross investment income for the year ended September 30, 2012 decreased $8.6 million or 19.2% compared to the year ended September 30, 2011.

•

Investment expenses were $3.4 million for the nine months ended September 30, 2012 and $3.5 million for the nine months ended September 30, 2011, a decrease of $0.1 million or 4.5%, primarily related to the reduction of investments in corporate loans.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

Net Realized Investment Gains

Net realized investment gains were $6.9 million and $21.7 million for the nine months ended September 30, 2012 and 2011, respectively. The net realized investment gains for the nine months ended September 30, 2012 and 2011 consist entirely of net gains relative to the Company’s fixed maturities and equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the nine months ended September 30, 2012 and 2011.

GLOBAL INDEMNITY PLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.9 million for the nine months ended September 30, 2012, compared with $10.9 million for the nine months ended September 30, 2011, a decrease of $4.0 million or 36.9%. The decrease is primarily due to a decrease in outside legal and other professional fees during the quarter.

Interest Expense

Interest expense was $4.2 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. This reduction was primarily due to principal payments of $18.0 million on the Company’s senior notes payable made during July, 2011 and 2012. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2011 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

Income tax was a benefit of $3.6 million and expense of $6.4 million for the nine months ended September 30, 2012 and 2011, respectively. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Equity in Net Income of Partnerships

There was no equity in net income of partnerships for the nine months ended September 30, 2012. Equity in net income of partnerships, net of tax, was $0.05 million for the nine months ended September 30, 2011.

Net Income (Loss)

The factors described above resulted in net income of $30.4 million and a net loss of $14.8 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $45.2 million or 304.9%.

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

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by the state laws are based on the statutory financial results of each of Global Indemnity’s U.S. insurance companies that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2011 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. Applying the current regulatory restrictions as of December 31, 2011, the maximum amount of distributions that could be paid in 2012 by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $31.9 and $18.0 million, respectively. The Penn-America Insurance Companies limitation includes $5.9 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2011 ownership percentages. The U.S. insurance companies did not declare or pay any dividends during the quarter or nine months ended September 30, 2012.

For 2012, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2011 statutory financial statements that were filed with the BMA in 2012, the Company believes Wind River Reinsurance could pay a dividend in 2012 of up to $240.4 million without requesting BMA approval. Wind River Reinsurance did not declare or pay any dividends during the quarter or nine months ended September 30, 2012.

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

GLOBAL INDEMNITY PLC

Net cash used for operating activities was $25.9 million for the nine months ended September 30, 2012, compared with net cash provided by operating activities of $1.4 million for the nine months ended September 30, 2011. The decrease in operating cash flows of approximately $27.3 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	Change
Net premiums collected	$159,770	$228,949	$(69,179)
Net losses paid	(147,178)	(168,957)	21,779
Underwriting and corporate expenses	(76,525)	(95,022)	18,497
Net investment income	43,266	46,408	(3,142)
Net federal income taxes recovered (paid)	(220)	(4,160)	3,940
Interest paid	(5,566)	(6,578)	1,012
Other	550	800	(250)

Net cash provided by (used for) operating activities	$(25,903)	$1,440	$(27,343)

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

On August 28, 2012, the Company authorized the repurchase of up to $25.0 million of its A ordinary shares. Through November 9, 2012, 285,789 shares were repurchased for $5.9 million under the authorization at an average purchase price of $20.79 per share. The timing and amount of the repurchase transactions, if any, under this authorization will depend upon market conditions as well as other factors. The authorization does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. All shares repurchased under the authorization have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of September 30, 2012.

Other than the items noted above, there have been no material changes to the Company’s liquidity during the quarter ended September 30, 2012. Please see Item 7 of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of its $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. As of September 30, 2012, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $105.5 million under this arrangement, with accrued interest of $0.6 million, and Global Indemnity (Cayman) Ltd. had $100.0 million outstanding on the line of credit, with accrued interest of $0.6 million.

On July 20, 2012, the Company made a principal payment of $18.0 million on its $90.0 million guaranteed senior notes. The Company is required to prepay $18.0 million of the principal amount on July 20th of each year through July 20, 2015, when it will be required to pay any outstanding remaining principal amount on the notes. These notes are guaranteed by Global Indemnity (Cayman), Ltd. As of September 30, 2012, the Company owes $54.0 million on the guaranteed senior notes.

Other than the changes to intercompany debt agreements discussed in the paragraph above, there have been no material changes to the Company’s capital resources during the quarter ended September 30, 2012. Please see Item 7 of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s capital resources.

GLOBAL INDEMNITY PLC

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

Bold policy moves by major central banks, particularly the European Central Bank (ECB) and the Fed’s Open Market Committee (FOMC), fueled a significant rally in risk assets during the third quarter. Although Europe continued to grapple with economic and structural challenges, investors’ risk appetites surged after European Central Bank (ECB) President Mario Draghi revealed a comprehensive plan to support struggling sovereigns, including direct purchases of government bonds in the open market. Additionally, the U.S. Federal Reserve’s announcement of a third round of quantitative easing (QE3) was well received by the market. Despite ongoing concerns regarding a global economic slowdown, investors were emboldened by better-than-feared corporate earnings and strength in the U.S. housing market. Yields on most troubled peripheral European sovereigns, including Italy and Spain, fell sharply. Economic data, particularly in the Eurozone, continued to be dismal, though, and most high-quality government bond yields ended down slightly over the quarter. Spreads in the major fixed income sectors tightened substantially.

The investment grade fixed income portfolio continues to maintain high quality with an AA average rating and a low duration of 2.1 years. Portfolio purchases during the quarter were focused within Agency MBS, Tax-Exempt Municipals, high-quality ABS, and U.S. Corporate bonds. These purchases were funded primarily through maturities and paydowns.

GLOBAL INDEMNITY PLC

During the third quarter, the portfolio’s allocation to Agency MBS increased, as Fed purchases, strong investor demand, and a strengthening housing market continues to support the sector. Additionally, the Company continues to favor the credit sector due to strong credit fundamentals and solid balance sheets.

There have been no other material changes to the Company’s market risk since December 31, 2011. Please see Item 7A of Part II in the Company’s 2011 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended September 30, 2012 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were no shares purchased from the Company’s employees during the quarter ended September 30, 2012. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

On August 28, 2012, the Company authorized the repurchase of up to $25.0 million of its A ordinary shares. Through November 9, 2012, 285,789 shares were repurchased for $5.9 million under the authorization at an average purchase price of $20.79 per share. The timing and amount of the repurchase transactions, if any, under this authorization will depend upon market conditions as well as other factors. The authorization does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. All shares repurchased under the authorization have been retired. The excess cost of the repurchased shares over their par value was classified to additional paid in capital as of September 30, 2012.

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

GLOBAL INDEMNITY PLC

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of September 30, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

November 9, 2012	By:	/s/ Thomas M. McGeehan
Date: November 9, 2012		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)