Form 10-K
period 2012-12-31
Global Indemnity plc
filed 2013-03-15
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

001-34809

Commission File Number

GLOBAL INDEMNITY PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25/28 NORTH WALL QUAY

DUBLIN 1

IRELAND

(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: 353 (0) 1 649 2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $237,029,875. There are no B ordinary shares held by non-affiliates of the registrant.

As of March 8, 2013, the registrant had outstanding 13,030,938 A ordinary shares and 12,061,370 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

History

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

General

Global Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network – binding authority, program, brokerage, and reinsurance. The Company manages the distribution of these products in two segments: (a) Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and (b) Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd. (“Wind River Reinsurance”).

Business Segments

See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2012, 2011 and 2010. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Insurance Operations

The Company’s United States based Insurance Operations distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. Its insurance products target specific, defined groups of insureds with customized coverage to meet their needs. To manage operations, the Insurance Operations segment differentiates its products by product classification. These product classifications are as follows:

•	Penn-America distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority;

•	United National distributes property, general liability, and professional lines products through program administrators with specific binding authority; and

•

Diamond State distributes property, casualty, and professional lines products through wholesale brokers that are underwritten by the Company’s personnel and selected brokers with specific binding authority.

See “Underwriting” below for a discussion on how the Company’s insurance products are underwritten.

These product classifications comprise the Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Insurance Operations provide property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to the Company’s risk and underwriting philosophy. The Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and/or an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides them with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace. In 2012, gross premiums written were $201.8 million compared to $229.1 million for 2011.

The Company distributes its insurance products through a group of approximately 100 professional wholesale general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.

The Insurance Operations are rated “A” (Excellent) by A.M. Best, which assigns credit ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders, such as capital adequacy, loss reserve adequacy, and overall operating performance, and are not directed to the protection of investors.

Reinsurance Operations

The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers, primary writers, including insurance and reinsurance companies, and program managers and consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance is a Bermuda based treaty reinsurer of excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. Wind River Reinsurance also provides quota share and stop-loss reinsurance to the Company’s Insurance Operations. In 2012, gross premiums written from third parties were $42.3 million compared to $78.8 million for 2011.

As part of the aforementioned reinsurance that Wind River Reinsurance provides to the Company’s Insurance Operations, the Insurance Operations cede 50% of their net unearned premiums, plus 50% of the net retained insurance liability of all new and renewal business to Wind River Reinsurance under a quota share reinsurance agreement. Wind River Reinsurance also provides stop-loss protection for the Insurance Operations in a loss corridor from 75% through 95%.

Wind River Reinsurance is rated “A” (Excellent) by A.M. Best.

Available Information

The Company maintains a website at www.globalindemnity.ie. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the United States Securities and Exchange Commission.

Recent Trends in the Industry

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

Currently, the Company believes it is in a period of excess underwriting capacity. Rates remained relatively flat in 2012. Some markets the Company operates in have begun to see moderate rate increases, while others have continued to see declines. The industry as a whole continues to have excess capital capacity which keeps the market competitive; however pressure on return on investment and the continued low interest rate environment appears to have stabilized the market. Slow economic recovery in the United States has kept the insurance industry from seeing more significant rate increases. However, there have been signs that certain markets may begin to see further rate increases in the near future.

For property and casualty reinsurance and insurance companies to generate an acceptable return on capital in the current interest rate environment, companies are focusing on generating acceptable underwriting returns. The industry is making increased use of risk management tools to adequately compensate for the risks being written and identify profitable markets to focus on, while moving away from unprofitable niches. The Company believes the industry continues to focus on investment yields and the credit-worthiness of investment portfolios, as well as using capital capacity for strategic acquisitions to build future growth.

The Federal Funds rate remains at extremely low levels driving low investment yields on short-term and overnight investments. Given low interest rates for Federal Funds and current yields on investment grade fixed income securities, the Company seeks to position its investment portfolio to protect against a rising interest rate environment by including fixed maturity investments with low durations and strategic investment in floating rate corporate loans. The Company’s fixed income portfolio continues to be biased toward high quality assets with an average rating of AA-. The Company’s corporate loans portfolio is primarily made up of investments which are typically below investment grade; however they provide a higher return and shorter duration.

Excess and Surplus Lines Market

The Company’s Insurance Operations operate in the excess and surplus lines market. The excess and surplus lines market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength. In contrast, the excess and surplus lines market provides coverage for businesses that often do not fit the underwriting criteria of an insurance company operating in the standard markets due to their relatively greater unpredictable loss patterns and unique niches of exposure requiring rate and policy form flexibility. Without the excess and surplus lines market, certain businesses would have to self-insure their exposures, or seek coverage outside the U.S. market.

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

The excess underwriting capacity in the standard property and casualty insurance industry is impacting the excess and surplus lines market as standard insurers continue to search for acceptable risks in the excess marketplace. The excess and surplus market is also being impacted by companies who choose to self-insure their risks rather than purchase third-party insurance. This has resulted in lower demand and increased competition for premium in recent years in the markets in which the Company operates. However, the Company is beginning to see rate increases in certain products.

Within the excess and surplus lines market, the Company writes business on both a specialty admitted and surplus lines basis. Surplus lines business accounts for approximately 68.8% of the business that the Company’s Insurance Operations writes, while specialty admitted business accounts for the remaining 31.2%.

When writing on a specialty admitted basis, the Company’s focus is on writing insurance for insureds that engage in similar but often highly specialized types of activities. The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regard to rate and form filing requirements and the ability to enter and exit lines of business. Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers. Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

Reinsurance Market

The Company’s Wind River Reinsurance subsidiary operates in the reinsurance market. The reinsurance markets face many of the same issues confronted with the primary insurance markets discussed above, including excess capital capacity, low investment returns and increased pressure on generating acceptable return on investment. The reinsurance industry as a whole remains stable; however, reinsurance coverage for certain products have begun to see pricing increases as the primary market shows signs of growth in certain niche products. Wind River Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as a niche reinsurance solution provider.

With significant catastrophes in recent years, pricing on catastrophe reinsurance has risen as companies look to generate acceptable levels of return. Wind River Reinsurance is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

Products and Product Development

The Company’s Insurance Operations distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. To manage its operations, the Company seeks to differentiate its products by product classification. See “Insurance Operations” above for a description of these product classifications. The Company believes it has significant flexibility in designing products, programs, and in determining rates to meet the needs of the marketplace.

The Company’s Reinsurance Operations offer third party treaty reinsurance for excess and surplus lines carriers, specialty property and casualty insurance companies and U.S. regional insurance writers. The Company’s Reinsurance Operations also provide reinsurance to its Insurance Operations in the form of quota share and stop-loss arrangements.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Florida	$28,738	11.8%	$26,815	8.7%	$28,072	8.1%
California	22,277	9.1	30,708	10.0	31,215	9.0
Texas	21,554	8.8	22,680	7.4	22,133	6.4
New York	14,876	6.1	14,711	4.8	16,009	4.6
New Jersey	8,529	3.5	7,359	2.3	8,582	2.5
Massachusetts	8,291	3.4	7,751	2.5	9,181	2.7
Louisiana	7,579	3.1	12,658	4.1	10,981	3.2
Pennsylvania	6,496	2.7	7,408	2.4	9,903	2.9
Illinois	6,130	2.5	7,440	2.4	8,687	2.5
Mississippi	5,282	2.2	5,292	1.8	5,646	1.6

Subtotal	129,752	53.2	142,822	46.4	150,409	43.5
All other states	72,038	29.5	86,326	28.0	95,072	27.5
Reinsurance Operations	42,263	17.3	78,755	25.6	100,282	29.0

Total	$244,053	100.0%	$307,903	100.0%	$345,763	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network – binding authority, program, brokerage, and reinsurance. For its binding authority and program product classifications, the Company distributes its insurance products through a group of approximately 100 wholesale general agents and program administrators that have specific quoting and binding authority. For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. For its reinsurance business, the Company distributes its products through reinsurance brokers.

Wind River Reinsurance assumed property catastrophe reinsurance on a retrocessional quota share basis from Montpelier Reinsurance, Ltd. which accounted for 81.8% of the Reinsurance Operations’ gross premiums written and represented more than 10% of the Company’s consolidated revenues for the year ended December 31, 2012.

Of the Company’s non-affiliated professional wholesale general agents and program administrators, the top five accounted for 25.2% of the Insurance Operations’ gross premiums written for the year ended December 31, 2012. No one agency accounted for more than 11.1% of the Insurance Operations’ gross premiums written.

The Company’s distribution strategy is to seek to maintain strong relationships with a limited number of high-quality wholesale professional general agents and wholesale insurance brokers. The Company carefully selects distribution sources based on their expertise, experience and reputation. The Company believes that its distribution strategy enables it to effectively access numerous markets at a relatively low cost structure through the marketing, underwriting, and administrative support of the Company’s professional general agencies and wholesale insurance brokers. The Company believes these wholesale general agents and wholesale insurance brokers have local market knowledge and expertise that enables them to access business in these markets more effectively.

Underwriting

The Company’s insurance products are underwritten in two ways: (1) specific binding authority in which the Company grants underwriting authority to its wholesale general agents and program administrators, and (2) brokerage in which the Company’s internal personnel underwrites business submitted by wholesale insurance brokers.

Specific Binding Authority—The Company’s wholesale general agents and program administrators have specific quoting and binding authority with respect to a single insurance product and some have limited quoting and binding authority with respect to multiple products.

The Company provides its wholesale general agents and program administrators with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

The Company’s wholesale general agents and program administrators are appointed to underwrite submissions received from their retail agents in accordance with the Company’s underwriting manual. Risks that are not within the specific binding authority must be submitted to the Company’s underwriting personnel directly for underwriting review and approval or denial of the application of the insured. The Company’s wholesale general agents provide all policy issuance services in accordance with the Company’s underwriting manuals.

The Company regularly monitors the underwriting quality of its wholesale general agents and program administrators through a disciplined system of controls, which includes the following:

•	automated system criteria edits and exception reports;

•	individual policy reviews to measure adherence to the Company’s underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•

periodic on-site comprehensive audits to evaluate processes, controls, profitability and adherence to all aspects of the Company’s underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by the Company’s wholesale general agents and program administrators; and

•	internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by the Company’s wholesale general agents and program administrators.

The Company provides incentives to certain of its wholesale general agents and program administrators to produce profitable business through contingent profit commission structures that are tied directly to the achievement of profitability targets.

Brokerage—The Company’s wholesale insurance brokers do not have specific binding authority, therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.

The Company provides its underwriters with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility, which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

The Company’s underwriting personnel review submissions, issue all quotes and perform all policy issuance functions. The Company regularly monitors the underwriting quality of its underwriters through a disciplined system of controls, which includes the following:

•	individual policy reviews to measure the Company’s underwriters’ adherence to the underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	periodic underwriting review to evaluate adherence to all aspects of the Company’s underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by the Company’s underwriters; and

•	internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by the Company’s underwriters.

Reinsurance—The Company’s Wind River Reinsurance subsidiary primarily offers retrocessional coverage to Bermuda based reinsurance companies. The business assumed is primarily quota share treaties on property catastrophe and marine business. Prior to entering into any agreement, the Company evaluates a number of factors for each cedent including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience. The Company also models proposed treaties for both the catastrophe exposure and the marginal impact on the Company’s existing catastrophe portfolio.

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions is stated separately on the face of the consolidated balance sheet as contingent commissions.

Pricing

The Company uses its pricing actuaries to establish pricing tailored to each specific product it underwrites, taking into account historical loss experience and individual risk and coverage characteristics. The Company generally uses the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most of the Company’s products. The Company will seek to only write business if it believes it can achieve an adequate rate of return.

Reinsurance of Underwriting Risk

The Company’s philosophy is to purchase reinsurance from third parties to limit its liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists the Company in controlling exposure to severe losses and protecting capital resources. The Company purchases reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance it purchases can vary from year to year based upon the Company’s desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of limits on the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. The Company’s reinsurance contracts renew throughout the year and all of its reinsurance is purchased following guidelines established by management. The Company primarily utilizes treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, casualty clash reinsurance, and property catastrophe excess of loss reinsurance. Additionally, the Company may purchase facultative reinsurance protection on single risks when deemed necessary.

The Company purchases specific types and structures of reinsurance depending upon the characteristics of the lines of business and specialty products underwritten. The Company will typically seek to place proportional reinsurance for umbrella and excess products, certain specialty products, or in the development stages of a new product. The Company believes that this approach allows it to control net exposure in these product areas most cost effectively.

The Company purchases reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect the Company’s primary positions on property, casualty, and professional liability products. The excess of loss structures allow the Company to maximize underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility.

The Company analyzes its reinsurance contracts to ensure that they meet the risk transfer requirements of applicable accounting guidance, which requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for details concerning the Company’s current reinsurance contracts.

The Company continually evaluates its retention levels across its entire line of business and specialty product portfolio seeking to ensure that the ultimate reinsurance structures are aligned with the Company’s corporate risk tolerance levels associated with such products. Any decision to decrease the Company’s reliance upon proportional reinsurance or to increase the Company’s excess of loss retentions could increase the Company’s earnings volatility. In cases where the Company decides to increase its excess of loss retentions, such decisions will be a result of a change or progression in the Company’s risk tolerance level. The Company increased its retention on its property catastrophe treaty in 2012 and is increasing its retention on its property per risk treaty in 2013. The Company endeavors to purchase reinsurance from financially strong reinsurers with which it has long-standing relationships. In addition, in certain circumstances, the Company holds collateral, including letters of credit, under reinsurance agreements.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2012. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2012.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Prepaid Reinsurance Premium	Total Reinsurance Assets	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$132.9	$3.1	$136.0	51.3%	$10.2	41.8%
Westport Insurance Corp.	A+	40.7	—	40.7	15.4	—	—
Transatlantic Reinsurance	A	12.3	1.8	14.0	5.3	5.5	22.3
General Reinsurance Corp.	A++	13.6	—	13.7	5.2	0.1	0.5
Hartford Fire Insurance Co.	A	8.8	—	8.8	3.3	—	—
GE Reinsurance Corporation (Swiss Re)	A+	6.7	—	6.7	2.6	—	—
Clearwater Insurance Company	NR	5.2	—	5.2	2.0	—	—
Finial Reinsurance Company	A-	4.8	—	4.8	1.8	—	—
Scor Holding (Switzerland)	A	4.7	—	4.7	1.8	—	—
Swiss Reinsurance America Corp.	A+	3.9	—	3.9	1.4	0.3	1.0

Subtotal		233.6	4.9	238.5	90.1	16.1	65.6
All other reinsurers		25.2	1.0	26.2	9.9	8.4	34.4

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		258.8	5.9	264.7	100.0%	$24.5	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(17.0)	—	(17.0)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		241.8	5.9	247.7
Collateral held in trust from reinsurers		(155.2)	—	(155.2)

Net receivables		$86.6	$5.9	$92.5

At December 31, 2012, the Company carried reinsurance receivables of $241.8 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $8.0 million at December 31, 2012. The allowance for uncollectible reinsurance receivables was $9.0 million at December 31, 2012.

Historically, there have been insolvencies following a period of competitive pricing in the industry. While the Company has recorded allowances for reinsurance receivables based on currently available information, conditions may change or additional information might be obtained that may require the Company to record additional allowances. On a quarterly basis, the Company reviews its financial exposure to the reinsurance market and assesses the adequacy of its collateral and allowance for uncollectible reinsurance. The Company continues to take actions to mitigate its exposure to possible loss.

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent. The Company’s claims management staff supervises or processes all claims. The Company has a formal claims review process, and all claims greater than $100,000, gross of reinsurance, are reviewed by senior claims management and certain senior executives.

To handle claims, the Company utilizes its own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom it delegates limited claims handling authority. The Company’s experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty and automobile claims, latent exposure claims, property claims, TPA oversight, and a wholly owned subsidiary that administers construction defect claims. The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2012, the Company has $261.5 million of direct outstanding loss and loss adjustment expense case reserves at its Insurance Operations. Claims relating to approximately 87% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 4% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis. The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year. Approximately 9% of its reserves are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Applicable insurance laws require the Company to maintain reserves to cover its estimated ultimate losses under insurance policies and reinsurance treaties that it writes and for loss adjustment expenses relating to the investigation and settlement of claims.

The Company establishes loss and loss adjustment expense reserves for individual claims by evaluating reported claims on the basis of:

•	knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	litigation related developments;

•	the type of loss; and

•	the Company’s experience with the insured and the line of business and policy provisions relating to the particular type of claim.

The Company generally estimates such losses and claims costs through an evaluation of individual reported claims. The Company also establishes reserves for incurred but not reported losses (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. The Company also establishes its reserves based on estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The Company’s Insurance Operations’ reserves are reviewed quarterly by the in-house actuarial staff. Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries; however management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. Reviews for both Insurance Operations and Reinsurance Operations are performed both gross and net of reinsurance.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff. The Company’s independent external actuaries also perform a full, detailed review of the Reinsurance Operations’ reserves annually.

With respect to some classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of umbrella and excess liability that the Company underwrites have historically had longer intervals between the occurrence of an insured event, reporting of the claim and final resolution. In such cases, the Company must estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that the Company underwrites, such as most property insurance, historically have shorter intervals between the occurrence of an insured event, reporting of the claim and final resolution. Reserves with respect to these classes are therefore inherently less likely to be adjusted.

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

The loss and loss expense development table below shows changes in the Company’s reserves in subsequent years from the prior loss and loss expense estimates based on experience as of the end of each succeeding year and in conformity with United States of America generally accepted accounting principles (“GAAP”). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

The first line of the loss and loss expense development table shows, for the years indicated, the Company’s net reserve liability including the reserve for IBNR. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses and loss expenses, including payments, for the years indicated. The “cumulative redundancy/(deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

In 2005, $235.2 million of loss reserves were acquired as a result of the merger with Penn-America Group, Inc. that took place on January 24, 2005. As such, there are no loss reserves in the loss development table related to the Penn-America insurance companies for any years prior to 2005.

This loss development table shows development in Global Indemnity’s loss and loss expense reserves on a net basis:

(Dollars in thousands)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Balance sheet reserves:	$260,820	$314,023	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,538
Cumulative paid as of:
One year later	$42,779	$76,048	$85,960	$154,069	$169,899	$190,723	$215,903	$189,358	$160,204	155,888
Two years later	96,623	136,133	139,822	268,827	300,041	360,336	366,647	299,720	261,569
Three years later	141,545	171,659	180,801	355,987	413,055	470,313	454,284	375,066
Four years later	164,181	197,596	209,938	414,068	478,408	532,753	510,177
Five years later	182,043	214,376	237,636	440,206	506,915	561,536
Six years later	193,536	235,022	251,350	454,982	525,173
Seven years later	211,036	244,389	261,773	467,669
Eight years later	218,930	253,267	271,688
Nine years later	227,352	261,842
Ten years later	235,494
Re-estimated liability as of:
End of year	$260,820	$314,023	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,538
One year later	261,465	313,213	343,332	632,327	716,361	832,733	827,439	671,399	643,569	690,004
Two years later	263,995	315,230	326,031	629,859	732,056	812,732	768,623	640,750	642,478
Three years later	268,149	298,989	323,696	635,504	707,525	765,435	730,079	636,051
Four years later	252,078	301,660	332,302	622,122	672,712	737,614	719,486
Five years later	264,058	308,776	323,547	608,050	658,429	731,468
Six years later	272,806	303,146	316,195	598,384	651,850
Seven years later	266,880	298,566	312,860	591,562
Eight years later	264,055	297,544	307,822
Nine years later	265,195	293,598
Ten years later	262,414
Cumulative redundancy/(deficiency)	$(1,594)	$20,425	$36,792	$47,729	$83,492	$69,417	$116,353	$89,246	$(3,572)	$(5,126)	$—
Gross Liability—end of year	2,004,422	2,059,760	1,876,510	1,914,224	1,702,010	1,503,238	1,506,430	1,257,741	1,059,756	971,377	879,114
Less: Reinsurance recoverable	1,743,602	1,745,737	1,531,896	1,274,933	966,668	702,353	670,591	532,444	420,850	286,499	249,576

Net liability-end of year	260,820	314,023	344,614	639,291	735,342	800,885	835,839	725,297	638,906	684,878	629,538

Gross re-estimated liability	1,587,232	1,441,798	1,193,809	1,302,690	1,089,693	1,227,024	1,170,186	984,839	932,205	951,230	879,114
Less: Re-estimated recoverable at December 31, 2012	1,324,818	1,148,200	885,987	711,128	437,843	495,556	450,700	348,788	289,727	261,226	249,576

Net re-estimated liability at December 31, 2012	$262,414	$293,598	$307,822	$591,562	$651,850	$731,468	$719,486	$636,051	$642,478	$690,004	$629,538

Gross cumulative redundancy/(deficiency)	$417,190	$617,962	$682,701	$611,534	$612,317	$276,214	$336,244	$272,902	$127,551	$20,147	$—

See Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net asbestos and environmental (“A&E”) reserves during 2008 to reflect its best estimate of A&E exposures.

Asbestos and Environmental Exposure

The Company’s environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, the Company’s policies continue to exclude classic environmental contamination claims. In some states the Company is required, however, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. The Company has also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by the Company. The Company has also received a number of asbestos-related claims, the majority of which are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

Significant uncertainty remains as to the Company’s ultimate liability for asbestos-related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims, the increase in the volume of claims made by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease, and an increase in claims subject to coverage under general liability policies that do not contain aggregate limits of liability.

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2012, the Company has $7.9 million of net loss reserves for asbestos-related claims and $12.2 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

In addition to the factors referenced above, establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company.

On October 9, 2012, The United States District Court for the Northern District of California (District Court) issued an order confirming an amended plan of reorganization (Plan) for a named insured that included an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, inter alia, non-settling insurers from asserting claims against one of the Company’s insurance companies and asbestos related claims by third parties against one of the Company’s insurance companies that are related to the named insured. An appeal from the District Court order has been filed with the 9th Circuit Court of Appeals. A motion for stay to prevent the Plan and the channeling injunction from taking effect has been denied by the District Court. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross and net basis for the Company’s open A&E claims.

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company has engaged third-party investment advisors to oversee its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds and loans as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under the Company’s investment policy is 30% of the

Company’s GAAP equity, or $242.0 million at December 31, 2012. As of December 31, 2012, the Company had $1,531.4 million of investments and cash and cash equivalent assets, including $200.2 million of equity and limited partnership investments and $130.0 million in floating rate corporate loans, less a $2.6 million payable for securities.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2012, 2011, and 2010:

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$104,460	6.8%	$175,860	10.7%	$119,888	7.0%

U.S. treasury and agency obligations	108,744	7.1	131,289	8.0	202,690	11.8
Obligations of states and political subdivisions	201,077	13.1	206,133	12.5	245,012	14.3
Mortgage-backed securities (1)	255,942	16.7	268,990	16.3	249,080	14.4
Commercial mortgage-backed securities	8,117	0.5	29,969	1.8	38,733	2.3
Asset-backed securities	113,351	7.4	95,964	5.8	115,099	6.7
Corporate bonds and loans	486,171	31.7	521,201	31.7	532,784	31.0
Foreign corporate bonds	55,920	3.7	43,339	2.6	60,994	3.6

Total fixed maturities	1,229,322	80.2	1,296,885	78.7	1,444,392	84.1
Equity securities	197,075	12.8	168,361	10.2	147,526	8.6
Other investments	3,132	0.2	6,617	0.4	5,380	0.3

Total investments and cash and cash equivalents (2)	$1,533,989	100.0%	$1,647,723	100.0%	$1,717,186	100.0%

(1)	Includes collateralized mortgage obligations of $59,026, $20,921, and $13,445 for 2012, 2011, and 2010, respectively.
(2)	Does not include net receivable (payable) for securities sold of ($2,634), $1,484 and ($4,768) for 2012, 2011 and 2010, respectively.

Although the Company generally intends to hold fixed maturities to recovery and/or maturity, the Company regularly re-evaluates its position based upon market conditions. As of December 31, 2012, the Company’s fixed maturities, excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 4.2 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 1.9 years. The Company’s financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2012 of $42.2 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Average fixed maturities at book value	$1,222,814	$1,326,094	$1,408,353
Gross income on fixed maturities (1)	41,969	54,153	60,262
Book yield	3.43%	4.08%	4.28%
Fixed maturities at book value	$1,187,094	$1,258,533	$1,393,655
Unrealized gain	42,228	38,352	50,737

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $255.9 million of mortgage-backed securities, $196.9 million is invested in U.S. agency paper and $59.0 million is invested in collateralized mortgage obligations, of which $57.7 million, or 97.8%, are rated AA+ or better. In addition, the Company holds $113.4 million in asset-backed securities, of which 85.3% are rated AAA. The weighted average credit enhancement for the Company’s asset-backed securities is 34.1. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 88.9% of the Company’s fixed income securities are investment grade securities. 10.6% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$129,852	10.6%	$130,004	10.0%
AA	535,454	43.5	596,490	46.0
A	273,168	22.2	273,379	21.1
BBB	155,024	12.6	99,189	7.6
BB	37,194	3.0	80,033	6.2
B	81,138	6.6	108,296	8.4
CCC	11,749	1.0	4,478	0.3
CC	65	0.0	938	0.1
Not rated	5,678	0.5	4,078	0.3

Total fixed maturities	$1,229,322	100.0%	$1,296,885	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$87,816	7.1%	$86,100	6.6%
Due in one year through five years	565,413	46.0	617,121	47.6
Due in five years through ten years	152,588	12.4	155,947	12.0
Due in ten years through fifteen years	10,993	0.9	11,136	0.9
Due after fifteen years	35,102	2.9	31,658	2.4

Securities with fixed maturities	851,912	69.3	901,962	69.5
Mortgaged-backed securities	255,942	20.8	268,990	20.8
Commercial mortgage-backed securities	8,117	0.7	29,969	2.3
Asset-backed securities	113,351	9.2	95,964	7.4

Total fixed maturities	$1,229,322	100.0%	$1,296,885	100.0%

The expected weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 1.7 years.

The value of the Company’s portfolio of bonds is inversely correlated to changes in market interest rates. In addition, some of the Company’s bonds have call or prepayment options. This could subject the Company to reinvestment risk should interest rates fall and issuers call their securities and the Company is forced to invest the proceeds at lower interest rates. The Company seeks to mitigate its reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature, be called, or be prepaid at any point in time.

The Company’s investments in corporate loans were valued at $130.0 million at December 31, 2012. Corporate loans, sometimes referred to as leveraged loans, are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets periodically, typically at intervals between one month and one year. As a result of the floating rate feature, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade. To mitigate this risk, the Company’s investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of the Company’s risk control, its investment managers seek to maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2012, the Company has aggregate equity securities of $197.1 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership has acquired control of a business as a lead or organizing investor, which was valued at $3.1 million at December 31, 2012, and another limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2012. There is no readily available independent market price for these limited liability partnership investments. The limited partnerships have invested primarily in publicly traded companies, however not all of the investments are publicly traded, nor does the Company have access to daily valuations, therefore the estimated fair value of these limited partnerships is measured utilizing the Company’s net asset value as a practical expedient for each limited partnership. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period. The Company receives annual audited financial statements from each of the partnership investments it owns.

Realized gains, including other than temporary impairments, for the years ended December 31, 2012, 2011, and 2010 were $6.8 million, $21.5 million, and $26.4 million, respectively.

Competition

The Company competes with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, the Company competes against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•	American International Group;

•	Argo Group International Holdings, Ltd.;

•	Berkshire Hathaway;

•	Everest Re Group, Ltd.;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	Markel Corporation;

•	Meadowbrook Insurance Group, Inc.

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	RLI Corporation;

•	Selective Insurance Group, Inc.;

•	The Travelers Companies, Inc.;

•	Tower Group, Inc.

•	W.R. Berkley Corporation; and

•	Western World Insurance Group.

In addition to the companies mentioned above, the Company is facing competition from standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers, and other excess and surplus lines competitors.

Competition may also take the form of lower prices, broader coverage, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of the Company’s markets, it competes by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds that rely on the Company’s expertise. For its program and specialty wholesale products, offerings and underwriting products that are not readily available is the Company’s principal means of differentiating itself from its competition. Each of the Company’s products has its own distinct competitive environment. The Company seeks to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

Employees

The Company has approximately 280 employees. None of the Company’s employees are covered by collective bargaining agreements.

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The Company’s United States based insurance companies and Wind River Reinsurance are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories.

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

U.S. Regulation

The Company has seven operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company and United National Casualty Insurance Company, which are domiciled in Indiana; United National Specialty Insurance Company, which is domiciled in Wisconsin; and Penn-Patriot Insurance Company, which is domiciled in Virginia.

As the indirect parent of the U.S. insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Wisconsin, and Virginia. These laws generally require each of the U.S. insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of the Company’s ordinary shares would indirectly control the same percentage of the stock of the U.S. insurance companies, the insurance change of control laws of Pennsylvania, Indiana, Wisconsin, and Virginia would likely apply to such a transaction. While the Company’s articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Global Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Global Indemnity might consider desirable.

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States. With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the National Association of Insurance Commissioners (“NAIC”). Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.” Regulations to implement the Dodd-Frank Act are currently under development and the Company is continuing to monitor the impact the Dodd-Frank Act may have on operations.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries for the period ended December 31, 2007. Their final reports were issued in 2009, and there were no materially adverse findings.

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

The following summarizes the 2012 IRIS ratio results for the insurance companies within the Insurance Operations segment:

•	United National Specialty Insurance Company, United National Casualty Insurance Company and Penn-Patriot Insurance Company had investment yields which were lower than standard industry levels.

The Company does not believe that the above departures from the usual values will subject it to further regulatory review.

Risk-Based Capital Regulations

The state insurance departments of Pennsylvania, Indiana, Wisconsin, and Virginia require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels.

Based on the standards currently adopted, the U.S. insurance companies reported in their 2012 statutory filings that their capital and surplus are above the prescribed company action level risk-based capital requirements.

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

Statutory accounting practices established by the NAIC and adopted in part by the Pennsylvania, Indiana, Wisconsin, and Virginia regulators determine, among other things, the amount of statutory surplus and statutory net income of the U.S. insurance companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

State Dividend Limitations

The U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of the applicable state regulatory authorities. Dividends may be paid without advanced regulatory approval only out of unassigned surplus. The dividend limitations imposed by the applicable state laws are based on the statutory financial results of each company within the Insurance Operations that are determined using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation – Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance companies in 2012 and the maximum amount of distributions that they could pay as dividends in 2013.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which the U.S. insurance companies are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

Operations of Wind River Reinsurance

The insurance laws of each of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-U.S. insurers and reinsurers that are not admitted to do business within such jurisdictions. Wind River Reinsurance is not admitted to do business in the United States. The Company does not intend for Wind River Reinsurance to maintain offices or solicit, advertise, settle claims or conduct other insurance and reinsurance underwriting activities in any jurisdiction in the United States where the conduct of such activities would require that Wind River Reinsurance be admitted or authorized.

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Wind River Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from the Company’s Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Pennsylvania, Indiana, Wisconsin, and Virginia or other applicable states or any of the U.S. insurance companies re-domesticate to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, the Company may be unable to realize some of the benefits expected from its business plan. Accordingly, Wind River Reinsurance could be adversely affected.

Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. Wind River Reinsurance is required to maintain a minimum balance in trust of at least

$5.4 million for the next five years. The amount held in trust at December 31, 2012 was $6.4 million. In subsequent years, if Wind River Reinsurance were to write third party excess and surplus lines insurance, it would need to maintain in the trust fund an amount equal to 30% of any amount up to the first $200.0 million plus further graduated amounts of its U.S. surplus lines loss reserves and unearned premium, at each year end, as certified by an actuary, but subject to a current maximum of $100.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

Wind River Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Wind River Reinsurance’s surplus lines transactions.

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Wind River Reinsurance and provides that no person may carry on any such business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Wind River Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda. A corporate body is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net premiums written or 50% or more of the loss and loss expense provisions represent unrelated business, or its total net premiums written from unrelated business are $50.0 million or more. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time. An insurer’s registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and to intervene in the affairs of insurance companies. The BMA continues to make amendments to the Insurance Act with a view to enhancing Bermuda’s insurance regulatory regime.

The European Union’s (“EU”) executive body, the European Commission, is implementing new capital adequacy and risk management regulations for the European insurance industry known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire EU relating to capital adequacy and risk management for insurers. Bermuda continues to strengthen its capital and risk management requirements to be in line with Solvency II with the goal of full implementation by the end of 2014. Consequently the Company’s implementation plans are based on its current understanding of Solvency II equivalence for the BMA’s regime, which may change.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance companies. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer is used to determine the limitations and specific requirements which may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits.

Certain significant aspects of the Bermuda insurance regulatory framework are set forth as follows:

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Wind River Reinsurance’s principal office is its executive offices in Hamilton, Bermuda, and its principal representative is its external management firm.

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

Statutory Financial Statements

Wind River Reinsurance must prepare annual statutory financial statements. The statutory financial statements are not prepared in accordance with GAAP or SAP. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Wind River Reinsurance is required to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. Wind River Reinsurance is also required to prepare audited annual financial statements prepared in accordance with GAAP or International Financial Reporting Standards.

Annual Statutory Financial Return

Wind River Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3B insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, schedules of ceded reinsurance, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose. These measures are an integral part of the BMA’s ongoing Solvency II equivalence program for Class 3B insurance companies. For 2012, Wind River Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

The risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”) provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure.

Where an insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers operate at or above a threshold capital level (termed the Target Capital Level or “TCL”), which exceeds the BSCR or approved internal model minimum amounts. The Rules provide prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the MSM. The CSR is the return setting out the insurer’s risk management practices and other information used by the insurer to calculate its approved internal model ECR. The capital requirements require Class 3B insurers to hold available statutory capital and surplus equal to, or exceeding ECR and set TCL at 120% of ECR. In circumstances where an insurer has failed to comply with an ECR given by the BMA, such insurer is prohibited from declaring or paying any dividends until the failure is rectified.

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, Wind River Reinsurance must also ensure at all times that its ECR is at least equal to the MSM for a Class 3B insurer in respect of its general business, which is the greater of: (i) $100.0 million; (ii) 50% of net premiums written; and (iii) 15% of net loss and loss adjustment expense reserves and other general business insurance reserves.

The BMA has also introduced a three-tiered capital system for Class 3B insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics, with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 or Tier 3 Capital. Only Tier 1 and Tier 2 Capital may be used to support an insurer’s MSM. Certain percentages of each of Tier 1, 2 and 3 Capital may be used to satisfy an insurer’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL.

The Rules introduced a regime that requires Class 3B insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”). The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The Rules also introduced a Catastrophe Risk Return, which must be filed with the BMA, which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

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

Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. In addition, if at any time it fails to meet its minimum margin of solvency, Wind River Reinsurance is required within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, Wind River Reinsurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Supervision, Investigation and Intervention

The BMA has wide powers of investigation and document production in relation to Bermuda insurers under the Insurance Act. For example, the BMA may appoint an inspector with extensive powers to investigate the affairs of Wind River Reinsurance if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has or could require information. If it appears to the BMA that there is a risk of Wind River Reinsurance becoming insolvent, or that Wind River Reinsurance is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Wind River Reinsurance not to take on any new business, not to vary any current treaties if the effect would be to increase its liabilities, not to make certain investments, to realize or not realize certain investments, to maintain in, or transfer to the custody of, a specified bank, certain assets, not to declare or pay any dividends or other distributions or to restrict the making of such payments, or to limit its premium income or remove an officer.

The BMA may also make additional rules prescribing prudential standards in relation to ECR, CSR’s, insurance reserves and eligible capital which Wind River Reinsurance must comply with.

Bermuda Code of Conduct

The BMA has implemented the Insurance Code of Conduct (the “Bermuda Code of Conduct”) which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers. The Bermuda Code of Conduct is divided into six categories: (i) Proportionality Principal, (ii) Corporate Governance, (iii) Risk Management, (iv) Governance Mechanism, (v) Outsourcing, and (vi) Market Discipline and Disclosure. These categories contain the duties, requirements and compliance standards to which all insurers must adhere. It stipulates that in order to achieve compliance with the Bermuda Code of Conduct, insurers are to develop and apply policies and procedures capable of assessment by the BMA. Wind River Reinsurance is in compliance with the Bermuda Code of Conduct.

Group Supervision

Emerging international norms in the regulation of global insurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal “home” regulator over all the legal entities in the group, no matter where incorporated. Amendments to the Insurance Act in 2010 introduced such a regime into Bermuda insurance regulation.

The Insurance Act contains provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as a group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.

The BMA has issued the Insurance (Group Supervision) Rules 2011 (the “Group Supervision Rules”) and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 (the “Group Solvency Rules”) each effective December 31, 2011. The Group Supervision Rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group, and supervisory reporting and disclosures of the insurance group. The Group Solvency Rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group. The BMA also intends to publish an insurance code of conduct in relation to group supervision.

Wind River Reinsurance was notified by the BMA that, having considered the matters set out in the 2010 amendments to the Insurance Act, it had determined that it would not be Wind River Reinsurance’s group supervisor.

Notifications to the BMA

In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer. An insurer must also provide written notice to the BMA that a person has become, or ceased to be, a “Controller” of that insurer. A Controller for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the Directors of Wind River Reinsurance are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is otherwise able to exercise significant influence over the management of Wind River Reinsurance.

Wind River Reinsurance is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters. Failure to give required notice is an offense under the Insurance Act.

An insurer, or designated insurer in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer or the group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:

•	acquisition or transfer of insurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act;

•	amalgamation with or acquisition of another firm; and

•	a material change in the insurer’s business plan not otherwise reported to the BMA.

In respect of the forgoing, the BMA will typically object to the material change unless it is satisfied that:

•	the interest of the policyholders and potential policyholders of the insurer or the group would not in any manner be threatened by the material change; and

•

without prejudice to the first point, that, having regard to the material change, the requirements of the Insurance Act would continue to be complied with, or, if any of those requirements are not complied with, that the insurer concerned is likely to undertake adequate remedial action.

Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

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

Taxation of Global Indemnity and Subsidiaries

Ireland

Global Indemnity is a public limited company incorporated under the laws of Ireland. The Company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. The capital gains tax rate is 30%. Currently, Global Indemnity has only non-trading income, so it is subject to corporate income tax of 25.0%.

United America Indemnity, Ltd., a direct wholly-owned subsidiary, is a private limited liability company incorporated under the laws of the Cayman Islands. The company is an Irish tax resident fully subject to Ireland corporate income tax laws. Currently, United America Indemnity, Ltd. has only non-trading income, so it is subject to corporate income tax of 25.0%.

Global Indemnity Services Ltd., a direct wholly-owned subsidiary, is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax laws. Currently, Global Indemnity Services Ltd. has only trading income, so it is subject to corporate income tax of 12.5%.

U.A.I. (Ireland) Limited, an indirect wholly-owned subsidiary, is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax laws. Currently, U.A.I. (Ireland) Limited has only non-trading income, so it is subject to corporate income tax of 25.0%.

Cayman Islands

United America Indemnity, Ltd., a direct wholly-owned subsidiary, and Global Indemnity (Cayman) Ltd., an indirect wholly-owned subsidiary, are private limited liability companies incorporated under the laws of the Cayman Islands. Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. United America Indemnity, Ltd. obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to it and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on its shares. Given the limited duration of the undertaking, the Company cannot be certain that it will not be subject to Cayman Islands tax after the expiration of the 20 year period.

Bermuda

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Wind River Reinsurance or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest, or dividends paid to holders of the ordinary shares of Wind River Reinsurance, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Wind River Reinsurance or its shareholders will not be subject to any such tax in the future.

The Company has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Wind River Reinsurance or to any of its operations, shares, debentures or obligations through March 31, 2035; provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Wind River Reinsurance in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, the Company cannot be certain that the Company will not be subject to any Bermuda tax after March 31, 2035.

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

Luxembourg

U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., Wind River (Luxembourg) S.à.r.l., and Global Indemnity (Luxembourg) S.à.r.l. (the “Luxembourg Companies”) are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 28.8% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

The Luxembourg Companies have obtained a confirmation from the Luxembourg Administration des Contributions Directes (“Luxembourg Tax Administration”) that the current financing activities of the Luxembourg Companies under the application of at arm’s length principals will not lead to any material taxation in Luxembourg. The confirmation from the Luxembourg Tax Administration covers the current financing operations of the Luxembourg Companies through September 15, 2018. Given the limited duration of the confirmation and the possibility of a change in the relevant tax laws or the administrative policy of the Luxembourg Tax Administration, the Company cannot be certain that the Company will not be subject to greater Luxembourg taxes in the future.

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

United States

The following discussion is a summary of all material U.S. federal income tax considerations relating to the Company’s operations. The Company manages its business in a manner that seeks to mitigate the risk that either Global Indemnity or Wind River Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the IRS will not contend successfully that Global Indemnity or Wind River Reinsurance is or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Wind River Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. All of the Company’s other non-U.S. entities are considered disregarded entities for federal income tax purposes. The highest marginal federal income tax rates as of 2013 are 39.6% for a corporation’s effectively connected income and 30% for the branch profits tax.

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

If Wind River Reinsurance is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Wind River Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Wind River Reinsurance currently conducts its activities to reduce the risk that it will have a permanent establishment in the United States, although the Company cannot be certain that it will achieve this result.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. The Company cannot be certain that Wind River Reinsurance will be eligible for Bermuda Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of the Company’s shareholders.

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

The Company’s U.S. subsidiaries are each subject to taxation in the United States at regular corporate rates.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are those the Company believes to be material, but they are not the only ones the Company faces. If any of the following risks, or other risks and uncertainties that the Company has not yet identified or that it currently considers not to be material, actually occur, the Company’s business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

Some of the statements regarding risk factors below and elsewhere in this report may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

Such statements include forward-looking statements both with respect to the Company specifically and the insurance and reinsurance sectors in general, both as to underwriting and investment matters. Statements that include words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in or additions to such forward-looking statements.

Risks Related to the Company’s Business

If actual claims payments exceed the Company’s reserves for losses and loss adjustment expenses, the Company’s financial condition and results of operations could be adversely affected.

The Company’s success depends upon its ability to accurately assess the risks associated with the insurance and reinsurance policies that it writes. The Company establishes reserves on an undiscounted basis to cover its estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that it writes. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of what the Company expects to be the ultimate cost of resolution and administration of claims under the insurance policies that it writes. These estimates are based upon actuarial and statistical projections, the Company’s assessment of currently available data, as well as estimates and assumptions as to future trends in claims severity and frequency, judicial theories of liability and other factors. The Company continually refines its reserve estimates in an ongoing process as experience develops and claims are reported and settled. The Company’s insurance subsidiaries obtain an annual statement of opinion from an independent actuarial firm on the reasonableness of these reserves.

Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on the Company’s future actual losses and loss adjustment experience:

•	claim and expense payments;

•	severity of claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.

For example, as industry practices and legal, judicial, social and other conditions change, unexpected and unintended exposures related to claims and coverage may emerge. Examples include claims relating to mold, asbestos and construction defects, as well as larger settlements and jury awards against professionals and corporate directors and officers. In addition, there is a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims handling, insurance sales practices and other practices. These exposures may either extend coverage beyond the Company’s underwriting intent or increase the frequency or severity of claims. As a result, such developments could cause the Company’s level of reserves to be inadequate.

Actual losses and loss adjustment expenses the Company incurs under insurance policies that it writes may be different from the amount of reserves it establishes, and to the extent that actual losses and loss adjustment expenses exceed the Company’s expectations and the reserves reflected on its financial statements, the Company will be required to immediately reflect those changes by increasing its reserves. In addition, regulators could require that the Company increases its reserves if they determine that the reserves were understated in the past. When the Company increases reserves, pre-tax income for the period in which it does so will decrease by a corresponding amount. In addition to having an effect on reserves and pre-tax income, increasing or “strengthening” reserves causes a reduction in the Company’s insurance companies’ surplus and could cause the rating of its insurance company subsidiaries to be downgraded or placed on credit watch. Such a downgrade could, in turn, adversely affect the Company’s ability to sell insurance policies.

Catastrophic events can have a significant impact on the Company’s financial and operational condition.

Results of operations of property and casualty insurers are subject to man-made and natural catastrophes. The Company has experienced, and expects to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the Company’s operating results and financial condition. The Company’s operating results could be negatively impacted if it experiences losses from catastrophes that are in excess of the catastrophe reinsurance coverage of its Insurance Operations. The Company’s Reinsurance Operations also have exposure to losses from catastrophes as a result of the reinsurance treaties that it writes. Operating results could be negatively impacted if losses and expenses related to property catastrophe events exceed premiums assumed. Catastrophes include windstorms, hurricanes, typhoons, floods, earthquakes, tornadoes, tsunamis, hail, severe winter weather, fires and may include terrorist events such as the attacks of September 11, 2001. The Company cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas.

A failure in the Company’s operational systems or infrastructure or those of third parties could disrupt business, damage the Company’s reputation, and cause losses.

The Company’s operations rely on the secure processing, storage, and transmission of confidential and other information in its computer systems and networks. The Company’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. The Company’s ability to adequately price products and services, to establish reserves, to provide effective and efficient service to its customers, and to timely and accurately report financial results also depends significantly on the integrity of the data in the Company’s information systems. Although the Company takes protective measures and endeavors to modify them as circumstances warrant, its computer systems, software, and networks may be vulnerable, externally and internally, to unauthorized access, computer viruses or other malicious code, and other events that could have security consequences. If one or more of such events occur, this potentially could jeopardize the Company’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in the Company’s, its clients’, its counterparties’, or third parties’ operations, which could result in significant losses or reputational damage. The Company may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

Despite the contingency plans and facilities it has in place, the Company’s ability to conduct business may be adversely affected by a disruption of the infrastructure that supports its business in the communities in which the Company is located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by the Company. These disruptions may occur, for example, as a result of events that affect only the buildings occupied by the Company or as a result of events with a broader effect on the cities where those buildings are located. If a disruption occurs in one location and the Company’s employees in that location are unable to occupy their offices and conduct business or communicate with or travel to other locations, the Company’s ability to service and interact with clients may suffer and it may not be able to successfully implement contingency plans that depend on communication or travel.

The Company is dependent on its senior executives and the loss of any of these executives or the Company’s inability to attract and retain other key personnel could adversely affect its business.

The Company’s success depends upon its ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement the Company’s business strategy. The Company believes there are a limited number of available, qualified executives in the business lines in which it competes. The success of the Company’s initiatives and future performance depend, in significant part, upon the continued service of the senior management team. The future loss of any of the services of members of the Company’s senior management team or the inability to attract and retain other talented personnel could impede the further implementation of the Company’s business strategy, which could have a material adverse effect on its business. In addition, the Company does not currently maintain key man life insurance policies with respect to any of its employees.

Employee error and misconduct may be difficult to detect and prevent and could adversely affect the Company’s business, results of operations, financial condition and reputation.

Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect the Company’s business, results of operations, financial condition and reputation.

A decline in rating for any of the Company’s insurance or reinsurance subsidiaries could adversely affect its position in the insurance market, make it more difficult to market its insurance products and cause premiums and earnings to decrease.

If the rating of any of the companies in its Insurance Operations or Reinsurance Operations is reduced from its current level of “A” (Excellent) by A.M. Best, the Company’s competitive position in the insurance industry could suffer, and it could be more difficult to market its insurance products. A downgrade could result in a significant reduction in the number of insurance contracts the Company writes and in a substantial loss of business; as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns the companies in the Insurance Operations and Reinsurance Operations a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers, and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in the Company’s A ordinary shares and are not a recommendation to buy, sell or hold the Company’s A ordinary shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.

The Company cannot guarantee that its reinsurers will pay in a timely fashion, if at all, and as a result, the Company could experience losses.

The Company cedes a portion of gross premiums written to third party reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred, it does not relieve the Company of its liability to its policyholders. Upon payment of claims, the Company will bill its reinsurers for their share of such claims. The reinsurers may not pay the reinsurance receivables that they owe to the Company or they may not pay such receivables on a timely basis. If the reinsurers fail to pay it or fail to pay on a timely basis, the Company’s financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting, or claim handling by the Company, and other factors could cause a reinsurer not to pay. See “Business – Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2012 and 2011.

The Company’s investment performance may suffer as a result of adverse capital market developments or other factors, which would in turn adversely affect its financial condition and results of operations.

The Company derives a significant portion of its income from its invested assets. As a result, the Company’s operating results depend in part on the performance of its investment portfolio. The Company’s operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by the Company from future investments in fixed maturities will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of its investments, the Company is subject to pre-payment or reinvestment risk.

Credit tightening could negatively impact the Company’s future investment returns and limit the ability to invest in certain classes of investments. Credit tightening may cause opportunities that are marginally attractive to not be financed, which could cause a decrease in the number of bond issuances. If marginally attractive opportunities are financed, they may be at higher interest rates, which would cause credit risk of such opportunities to increase. If new debt supply is curtailed, it could cause interest rates on securities that are deemed to be credit-worthy to decline. Funds generated by operations, sales, and maturities will need to be invested. If the Company invests during a tight credit market, investment returns could be lower than the returns the Company is currently realizing and/or it may have to invest in higher risk securities.

With respect to its longer-term liabilities, the Company strives to structure its investments in a manner that recognizes liquidity needs for its future liabilities. In that regard, the Company attempts to correlate the maturity and duration of its investment portfolio to its liability for insurance reserves. However, if the Company’s liquidity needs or general and specific liability profile unexpectedly changes, it may not be successful in continuing to structure its investment portfolio in that manner. To the extent that the Company is unsuccessful in correlating its investment portfolio with its expected liabilities, the Company may be forced to liquidate its investments at times and prices that are not optimal, which could have a material adverse effect on the performance of its investment portfolio. The Company refers to this risk as liquidity risk, which is when the fair value of an investment is not able to be realized due to low demand by outside parties in the marketplace.

The Company is also subject to credit risk due to non-payment of principal or interest. Current market conditions increase the risk that companies may default on their credit obligations. Several classes of securities that the Company holds, including corporate loan securities, have default risk. As interest rates rise for companies that are deemed to be less creditworthy, there is a greater risk that they will be unable to pay contractual interest or principal on their debt obligations.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. Although the Company attempts to take measures to manage the risks of investing in a changing interest rate environment, the Company may not be able to mitigate interest rate sensitivity effectively. A significant increase in interest rates could have a material adverse effect on the market value of the Company’s fixed maturities securities. The Company’s mitigation efforts include maintaining a high-quality portfolio with a relatively short duration that seeks to reduce the effect of interest rate changes on market value.

The Company also has an equity portfolio. The performance of the Company’s equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of its fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio. Individual equity securities have unsystematic risk. The Company could experience market declines on these investments. The Company also has systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, the Company anticipates that the value of its portfolio would be negatively affected.

The Company has investments in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets periodically, typically at intervals between one month and one year. As a result, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade.

The Company has investments in limited partnerships. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

The Company’s limited partnership investments are not liquid. The Company does not have the contractual option to redeem its limited partnership interests but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner. The Company’s returns could be negatively affected if the market value of the partnership declines. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 7 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2012 and 2011.

Since the Company depends on professional general agencies, brokers, other insurance companies and other reinsurance companies for a significant portion of its revenue, a loss of any one of them could adversely affect the Company.

The Company markets and distributes its insurance products through a group of approximately 100 professional general agencies that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by any more of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

If market conditions cause reinsurance to be more costly or unavailable, the Company may be required to bear increased risks or reduce the level of its underwriting commitments.

As part of the Company’s overall strategy of risk and capacity management, it purchases reinsurance for a portion of the risk underwritten by its insurance subsidiaries. Market conditions beyond the Company’s control determine the availability and cost of the reinsurance it purchases, which may affect the level of its business and profitability. The Company’s third party reinsurance facilities are generally subject to annual renewal. The Company may be unable to maintain its current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If the Company is unable to renew expiring facilities or obtain new reinsurance facilities, either the net exposure to risk would increase or, if the Company is unwilling to bear an increase in net risk exposures, it would have to reduce the amount of risk it underwrites.

The Company’s results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

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

The demand for property and casualty insurance and reinsurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on the Company’s consolidated results of operations and financial condition.

The Company faces significant competitive pressures in its business that could cause demand for its products to fall and adversely affect the Company’s profitability.

The Company competes with a large number of other companies in its selected lines of business. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. The Company’s competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, Markel Corporation, Meadowbrook Insurance Group, Inc., Nationwide Insurance, Navigators Insurance Group, RLI Corporation, Selective Insurance Group, Inc., The Travelers Companies, Inc., Tower Group, Inc., W.R. Berkley Corporation, and Western World Insurance Group. Some of the Company’s competitors have greater financial and marketing resources than the Company does. The Company’s profitability could be adversely affected if it loses business to competitors offering similar products at or below the Company’s prices.

The Company’s general agencies typically pay the insurance premiums on business they have bound to the Company on a monthly basis. This accumulation of balances due to the Company exposes it to a credit risk.

Insurance premiums generally flow from the insured to their retail broker, then into a trust account controlled by the Company’s professional general agencies. The Company’s professional general agencies are typically required to forward funds, net of commissions, to the Company following the end of each month. Consequently, the Company assumes a degree of credit risk on the aggregate amount of these balances that have been paid by the insured but have yet to reach the Company.

Brokers, insurance companies and reinsurance companies typically pay premiums on reinsurance treaties written with the Company on a quarterly basis. This accumulation of balances due to the Company exposes it to a credit risk.

Assumed premiums on reinsurance treaties generally flow from the ceding insurance and reinsurance companies to the Company on a quarterly basis. Consequently, the Company assumes a degree of credit risk on the aggregate amount of these balances that have been collected by the reinsured but have yet to reach the Company.

Because the Company provides its general agencies with specific quoting and binding authority, if any of them fail to comply with pre-established guidelines, the Company’s results of operations could be adversely affected.

The Company markets and distributes its insurance products through professional general agencies that have limited quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. These professional general agencies can bind certain risks without the Company’s initial approval. If any of these wholesale professional general agencies fail to comply with the Company’s underwriting guidelines and the terms of their appointment, the Company could be bound on a particular risk or number of risks that were not anticipated when it developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect the Company’s results of operations.

The Company’s holding company structure and regulatory constraints limit its ability to receive dividends from subsidiaries in order to meet its cash requirements.

Global Indemnity is a holding company and, as such, has no substantial operations of its own. The Company’s assets primarily consist of cash and ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries, which include payment for equity awards granted by Global Indemnity to employees of such subsidiaries, are expected to be Global Indemnity’s sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

Due to its corporate structure, most of the dividends that Global Indemnity receives from its subsidiaries must pass through Wind River Reinsurance. The inability of Wind River Reinsurance to pay dividends in an amount sufficient to enable Global Indemnity to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

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

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to Global Indemnity. See “Regulation – U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2013.

The Company’s businesses are heavily regulated and changes in regulation may limit the way it operates.

The Company is subject to extensive supervision and regulation in the U.S. states in which the Insurance Operations operate. This is particularly true in those states in which the Company’s insurance subsidiaries are licensed, as opposed to those states where its insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of the Company’s business and financial condition. The primary purpose of the supervision and regulation is the protection of the Company’s insurance policyholders and not its investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory, and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that the Company can include or exclude in the insurance policies it offers;

•	restrictions on the way rates are developed and the premiums the Company may charge;

•	standards for the manner in which general agencies may be appointed or terminated;

•	credit for reinsurance;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies.

The statutes or the state insurance department regulations may affect the cost or demand for the Company’s products and may impede the Company from obtaining rate increases or taking other actions it might wish to take to increase profitability. Further, the Company may be unable to maintain all required licenses and approvals and its business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have discretion to grant, renew or revoke licenses and approvals subject to the applicable state statutes and appeal process. If the Company does not have the requisite licenses and approvals (including in some states the requisite secretary of state registration) or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities or monetarily penalize the Company.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 U.S. States and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on the Company’s business.

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time to impose federal regulation on the insurance industry. In 2010, the President signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” While the Company does not believe that it is “systemically important,” as defined in the Dodd-Frank Act, it is possible that the Financial Stability Oversight Council may conclude that it is. If the Company were designated as “systemically important,” the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company’s capital, liquidity, leverage, business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on the Company, including impacting the ways in which it conducts business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

The Company may require additional capital in the future that may not be available or only available on unfavorable terms.

The Company’s future capital requirements depend on many factors, including the incurring of significant net catastrophe losses, its ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the Company needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to the Company. If the Company cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

The Company has used and may in the future use a significant amount of its cash resources to repurchase its ordinary shares and such repurchases present potential risks and disadvantages to the Company and its continuing shareholders.

Throughout 2011 and 2012, the Company repurchased and retired its A ordinary shares in the open market and in privately negotiated transactions. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2012. Any future repurchases of the Company’s shares exposes it to risks including:

•

the use of a substantial portion of the Company’s cash reserves, which may reduce its ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to shareholders;

•	the risk that the Company would not be able to replenish its cash reserves by raising debt or equity financing in the future on terms acceptable to the Company, or at all; and

•

the risk that these repurchases would reduce the Company’s “public float,” which is the number of shares owned by non-affiliate shareholders and available for trading in the securities markets, and would likely reduce the number of the Company’s shareholders, which may reduce the volume of trading in its shares and may result in lower stock prices and reduced liquidity in the trading of the Company’s shares.

The interests of holders of A ordinary shares may conflict with the interests of the Company’s controlling shareholder.

Fox Paine & Company, LLC (“Fox Paine & Company”) beneficially owns shares having approximately 93% of the Company’s total voting power. The percentage of the Company’s total voting power that Fox Paine & Company may exercise is greater than the percentage of the Company’s total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns all of the Company’s B ordinary shares, which have ten votes per share as opposed to A ordinary shares, which have one vote per share. The A ordinary shares and the B ordinary shares generally vote together as a single class on matters presented to the Company’s shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in the Company’s articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	elect all of the Company’s directors;

•	amend the Company’s articles of association (as long as their voting power is greater than 75%);

•	ratify the appointment of the Company’s auditors;

•	increase the Company’s share capital;

•	resolve to pay dividends or distributions; and

•	approve the annual report and the annual financial statements.

Subject to certain exceptions, Fox Paine & Company may also be able to prevent or cause a change of control. Fox Paine & Company’s control over the Company, and Fox Paine & Company’s ability in certain circumstances to prevent or cause a change of control, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of the Company’s A ordinary shares could be adversely affected.

In addition, the Company has agreed to pay Fox Paine & Company an annual management fee of $1.5 million in exchange for management services and a termination fee of $10.0 million upon the termination of Fox Paine & Company’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates. The Company has also agreed to pay Fox Paine & Company a transaction advisory fee of one percent of the transaction value upon the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates in exchange for advisory services to be provided by Fox Paine & Company in connection therewith. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with the Company or its subsidiaries. Fox Paine & Company is not obligated to advise the Company of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with the Company or its subsidiaries.

The Company’s controlling shareholder has the contractual right to nominate a certain number of the members of the Board of Directors and also otherwise controls the election of Directors due to its ownership.

While Fox Paine & Company has the right under the terms of the memorandum and articles of association to nominate a certain number of directors of the Board of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate 25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. The Company’s Board of Directors currently consists of seven directors, all of which, other than Ms. Valko, were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

The Company’s Board of Directors, in turn, and subject to its fiduciary duties under Irish law, appoints the members of the Company’s senior management, who also have fiduciary duties to the Company. As a result, Fox Paine & Company effectively has the ability to control the appointment of the members of the Company’s senior management and to prevent any changes in senior management that other shareholders or other members of the Board of Directors may deem advisable.

Because the Company relies on certain services provided by Fox Paine & Company, the loss of such services could adversely affect its business.

During 2010, 2011, and 2012, Fox Paine & Company provided certain management services to the Company. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and the Company is unable to perform those services ourselves or is unable to secure replacement services, the Company’s business could be adversely affected.

Continued adverse consequences of the recent U.S. and global economic and financial industry downturns could harm the Company’s business, its liquidity and financial condition, and its stock price.

In recent years, global market and economic conditions were severely disrupted. While conditions have since improved, there is continued uncertainty regarding the timing and strength of any economic recovery. The trend may not continue or may continue at a slow rate for an extended period of time, or conditions may worsen. These conditions may potentially affect (among other aspects of the Company’s business) the demand for and claims made under the Company’s products, the ability of customers, counterparties and others to establish or maintain their relationships with the Company, its ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks the Company assumes under reinsurance programs, and the Company’s investment performance. Continued volatility in the U.S. and other securities markets may adversely affect the Company’s stock price.

The Company’s operating results and shareholders’ equity may be adversely affected by currency fluctuations.

The Company’s functional currency is the U.S. dollar. The Reinsurance Operations conduct business with some customers in foreign currencies, and some of the Company’s non-U.S. subsidiaries have foreign currency denominated cash accounts and investments. Monetary assets and liabilities that are denominated in foreign currencies are revalued at the current exchange rates each period end with the resulting gains or losses reflected in net income. Foreign exchange risk is reviewed as part of the Company’s risk management process. The Company may experience losses resulting from fluctuations in the values of non-U.S. currencies relative to the strength of the U.S. dollar, which could adversely impact the Company’s results of operations and financial condition.

The Company is incorporated in Ireland and some of its assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

The Company is organized under the laws of Ireland, and some of its assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against the Company in Ireland or in countries other than the United States where the Company has assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against the Company or its Directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against the Company or those persons based on those laws. The Company has been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the United States judgment. The originating court must have been a court of competent jurisdiction and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where the Company has assets.

Irish law differs from the laws in effect in the United States and might afford less protection to shareholders.

The Company’s shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, the Company is governed by the Companies Acts 1963 to 2009 of Ireland (“the Companies Acts”) and other Irish statutes. The Companies Acts and other Irish statutes differ in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested Directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of Directors.

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

A future transfer of ordinary shares, other than one effected by means of the transfer of book entry interests in DTC, may be subject to Irish stamp duty.

A transfer of the Company’s A ordinary shares by a seller who holds A ordinary shares beneficially through DTC to a buyer who holds the acquired A ordinary shares beneficially through DTC will not be subject to Irish stamp duty. A transfer of the Company’s ordinary shares by a seller who holds shares directly to any buyer, or by a seller who holds the shares beneficially through DTC to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty. Stamp duty is a liability of the buyer or transferee and is currently levied at the rate of 1% of the price paid or the market value of the shares acquired, if higher. The potential for stamp duty could adversely affect the price of the Company’s ordinary shares.

Risks Related to Taxation

Legislative and regulatory action by the U.S. Congress could materially and adversely affect the Company.

The Company’s tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which the Company relies or could broaden the circumstances under which the Company would be considered a U.S. resident, each of which could materially and adversely affect the Company’s effective tax rate and cash tax position.

The Company may become subject to taxes in the Cayman Islands or Bermuda in the future, which may have a material adverse effect on its results of operations.

The Company has subsidiaries which have been incorporated under the laws of the Cayman Islands as exempted companies and, as such, obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to the Company and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on the Company’s ordinary shares. This undertaking would not, however, prevent the imposition of taxes on any person ordinarily resident in the Cayman Islands or any company in respect of its ownership of real property or leasehold interests in the Cayman Islands. Given the limited duration of the undertaking, the Company cannot be certain that it will not be subject to Cayman Islands tax after the expiration of the 20-year period.

Wind River Reinsurance was formed in 2006 through the amalgamation of the Company’s non-U.S. operations. The Company received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Wind River Reinsurance or any of its operations, shares, debentures or other obligations through March 31, 2035. Given the limited duration of the assurance, the Company cannot be certain that it will not be subject to any Bermuda tax after March 31, 2035.

Following the expiration of the periods described above, the Company may become subject to taxes in the Cayman Islands or Bermuda, which may have a material adverse effect on its results of operations.

Global Indemnity or Wind River Reinsurance may be subject to U.S. tax that may have a material adverse effect on Global Indemnity’s or Wind River Reinsurance’s results of operations.

Global Indemnity is an Irish company and Wind River Reinsurance is a Bermuda company. The Company seeks to manage its business in a manner designed to reduce the risk that Global Indemnity and Wind River Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity or Wind River Reinsurance will be engaged in a trade or business in the United States. If Global Indemnity or Wind River Reinsurance were considered to be engaged in a business in the United States, the Company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

The impact of the Cayman Islands’ Letter of Commitment or other concessions to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect the tax status of the Company’s subsidiaries in the Cayman Islands or Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. The Cayman Islands and Bermuda are not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. The Company is not able to predict what changes will arise from the OECD in the future or whether such changes will subject it to additional taxes.

There is a risk that interest paid by the Company’s U.S. subsidiary to a Luxembourg affiliate may be subject to 30% U.S. withholding tax.

U.A.I. (Luxembourg) Investment, S.à.r.l., an indirectly owned Luxembourg subsidiary of Wind River Reinsurance, owns two notes issued by Global Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à.r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à.r.l. by Global Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on the Company’s financial condition and results of operation.

There is a risk that interest income imputed to the Company’s Irish affiliates may be subject to 25% Irish income tax.

U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. The Company intends to manage its operations in such a way that there will not be any material taxable income generated in Ireland under Irish law. However, there can be no assurance from the Irish authorities that a law may not be enacted that would impute income to U.A.I. (Ireland) Limited in the future or retroactively arising out of the Company’s current operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company leases office space in Bala Cynwyd, Pennsylvania which holds the Insurance Operations’ principal executive offices and headquarters. In addition, the Company leases additional office space in California, Georgia, Illinois, Maryland and Texas, which serves as office space for field offices. Some of the office space in California also serves as office space for the Company’s claims operations. The Company also leases office space in Hamilton, Bermuda, which is used by the Reinsurance Operations. The Company leases office space in Cavan, Ireland, which is used to support the operating needs of the Insurance and Reinsurance Operations. The Company believes the properties listed are suitable and adequate to meet its needs.

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

Market for the Company’s A Ordinary Shares

The Company’s A ordinary shares, par value $0.0001 per share, began trading on the NASDAQ Global Select Market, formerly the NASDAQ National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 the Company changed its symbol to “INDM.” On July 6, 2010, the Company changed its symbol to “GBLI” as part of a re-domestication transaction whereby all shares of “INDM” were replaced with shares of “GBLI” on a one-for-two basis. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s A ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2012:
First Quarter	$21.50	$17.36
Second Quarter	21.81	17.22
Third Quarter	22.61	18.62
Fourth Quarter	22.58	20.91
Fiscal Year Ended December 31, 2011:
First Quarter	$23.45	$18.75
Second Quarter	27.29	20.33
Third Quarter	23.09	15.50
Fourth Quarter	20.78	16.02

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of March 12, 2013, there were approximately 1,300 beneficial owners of the Company’s A ordinary shares. As of March 12, 2013, there were 11 owners of the Company’s B ordinary shares, all of whom are affiliates of Fox Paine & Company, LLC.

Performance of the Company’s A Ordinary Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s A ordinary shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index, which the Company believes are the most comparative indexes.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Global Indemnity plc	$100.0	$64.3	$39.8	$51.3	$49.8	$55.5
NASDAQ Insurance Index	100.0	88.3	88.8	101.8	104.9	119.1
NASDAQ Composite Index	100.0	59.5	85.6	100.0	98.2	113.8

Note:	The Company completed a Rights Offering on May 5, 2009, which increased the Company’s total outstanding A ordinary shares by 17.2 million shares.

Note:	The Company completed a re-domestication transaction on July 2, 2010, which resulted in shares of “INDM” being exchanged for shares of “GBLI” on a one-for-two basis. Share prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange. See Note 4 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the re-domestication.

Recent Sales of Unregistered Securities

None.

Purchases of the Company’s A Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2012, the Company purchased an aggregate 4,997 of surrendered A ordinary shares from employees for $0.1 million. All shares purchased from employees are held as treasury stock and recorded at cost.

In 2011 and 2012, the Board of Directors authorized the Company to repurchase up to $125.0 million of its A ordinary shares through share repurchase programs. The Company repurchased and retired an aggregate 5,371,419 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $112.2 million or an average of $20.89 per share. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2012. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital as of December 31, 2012.

See Note 14 to the consolidated financial statements in Item 8 of Part II of this report for tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2012 or 2011. Payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, and amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

The Company is a holding company and has no direct operations. The Company’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends. Wind River Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance subsidiaries in 2012 and the maximum amount of distributions that they could pay as dividends in 2013.

For 2013, the Company believes that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, the Company anticipates using dividends from Wind River Reinsurance to fund obligations of Global Indemnity. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2012 statutory financial statements that will be filed in 2013, Wind River Reinsurance could pay a dividend of up to $216.3 million without requesting BMA approval. Wind River Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2012, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There were no Luxembourg dividends paid in 2012. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

For a discussion of factors affecting the Company’s ability to pay dividends, see “Business—Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II, and Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Item 6.	SELECTED FINANCIAL DATA

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period information contained in this Form 10-K. For further information please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Gross premiums written	$244,053	$307,903	$345,763	$340,999	$378,700
Net premiums written	219,547	280,570	296,504	290,995	309,080
Net premiums earned	238,862	297,854	286,774	301,674	382,508
Net realized investment gains (losses)	6,755	21,473	26,437	15,862	(50,259)
Total revenues	293,016	385,020	370,127	388,115	400,079
Impairments of goodwill and intangible assets	—	—	—	—	(96,449)
Net income (loss) (4)	34,757	(38,338)	84,871	74,662	(141,408)
Per share data: (1) (2) (3) (4)
Net income (loss) available to common shareholders	$34,757	$(38,338)	$84,871	$74,662	$(141,408)
Basic	1.30	(1.27)	2.81	2.89	(7.74)
Diluted	1.30	(1.27)	2.80	2.88	(7.74)
Weighted-average number of shares outstanding
Basic	26,722,772	30,246,095	30,237,787	25,856,049	18,278,094
Diluted	26,748,833	30,246,095	30,274,259	25,881,382	18,278,094

(1)	In 2011 and 2008, “Diluted” shares were the same as “Basic” shares since there was a net loss for that year.
(2)	In May 2009, the Company issued 17.2 million A ordinary shares and 11.4 million B ordinary shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, share counts for the prior periods have been restated.
(3)	Shares outstanding and per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.
(4)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced net income by $1.6 million, or $0.06 per diluted share.

Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)
Loss ratio (2) (3)	64.3	93.5	45.4	56.2	79.8
Expense ratio	39.9	40.8	41.2	40.1	37.3

Combined ratio (2) (3)	104.2	134.3	86.6	96.3	117.1

Net / gross premiums written	90.0	91.1	85.8	85.3	81.6

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,533,989	$1,647,723	$1,717,186	$1,731,314	$1,599,528
Reinsurance receivables, net of allowance	241,827	287,986	422,844	543,351	679,277
Total assets	1,903,703	2,072,916	2,290,728	2,441,913	2,473,967
Senior notes payable	54,000	72,000	90,000	90,000	90,000
Junior subordinated debentures	30,929	30,929	30,929	30,929	30,929
Unpaid losses and loss adjustment expenses	879,114	971,377	1,052,743	1,257,741	1,506,429
Total shareholders’ equity	806,618	839,063	924,769	828,108	628,901

(1)	The Company’s insurance operating ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both the Company’s Insurance Operations and Reinsurance Operations.
(2)	The Company’s 2012 loss and combined ratios were impacted by a $4.4 million increase of net losses and loss adjustment expenses for prior accident years. The Company’s 2011 loss and combined ratios were impacted by a $3.4 million increase of net losses and loss adjustment expenses for prior accident years. The Company’s 2010 loss and combined ratios were impacted by a $54.1 million reduction of net losses and loss adjustment expenses for prior accident years. The Company’s 2009 loss and combined ratios were impacted by a $9.1 million reduction of net losses and loss adjustment expenses for prior accident years. The Company’s 2008 loss and combined ratios were impacted by a $34.9 million increase of net losses and loss adjustment expenses for prior accident years. See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.
(3)	The Company’s loss and combined ratios for 2012, 2011, 2010, 2009, and 2008 include $14.2 million, $20.6 million, $2.8 million, $5.8 million, and $21.5 million, respectively, of catastrophic losses from the Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Superstorm Sandy

In late October, 2012, Superstorm Sandy made landfall in the northeastern United States. While we are still evaluating the ultimate impact of this event, our current estimate of ultimate loss is approximately $12 million. Actual losses from this event may vary materially from our current estimates due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies in the data provided.

Mary R. Hennessy

On November 14, 2012, Mary R. Hennessy resigned from the Company’s Board of Directors.

Share Repurchase Program

On August 28, 2012, the Board of Directors authorized the Company to repurchase up to $25.0 million of its A ordinary shares. The Company repurchased and retired an aggregate 386,289 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $8.1 million or an average of $21.10 per share. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2012. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital as of December 31, 2012.

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

Critical Accounting Estimates and Policies

The Company’s consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles (“GAAP”), which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 6 of the notes to consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions.

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period information contained in this Form 10-K. For further information please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

The Company believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability for Unpaid Losses and Loss Adjustment Expenses

Although variability is inherent in estimates, the Company believes that the liability for unpaid losses and loss adjustment expenses reflects its best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of its reinsurance coverage with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General—Business Segments – Insurance Operations” in Item 1 of Part I of this report. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff. The Company’s independent external actuaries also perform a full, detailed review of the Reinsurance Operations’ reserves annually.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during 2008 to reflect its best estimate of A&E exposures. In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company.

On October 9, 2012, The United States District Court for the Northern District of California (District Court) issued an order confirming an amended plan of reorganization (Plan) for a named insured that included an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, inter alia, non-settling insurers from asserting claims against one of the Company’s insurance companies and asbestos related claims by third parties against one of the Company’s insurance companies that are related to the named insured. An appeal from the District Court order has been filed with the 9th Circuit Court of Appeals. A motion for stay to prevent the Plan and the channeling injunction from taking effect has been denied by the District Court. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

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

Management’s best estimate at December 31, 2012 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $879.1 million and $638.5 million, respectively, as of December 31, 2012. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2012 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$256,784	$507,832	$764,616
Reinsurance Operations	41,181	73,317	114,498

Total	$297,965	$581,149	$879,114

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$169,440	$356,116	$525,556
Reinsurance Operations	41,181	71,811	112,992

Total	$210,621	427,927	638,548

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused it to increase or decrease frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $149.2 million for claims occurring during the year ended December 31, 2012:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(21,632)	$(14,545)	$(7,459)	$(373)	$6,713
	-3%	(18,946)	(11,711)	(4,476)	2,760	9,995
	-2%	(17,604)	(10,294)	(2,984)	4,326	11,636
	-1%	(16,261)	(8,876)	(1,492)	5,893	13,277
	0%	(14,918)	(7,459)	—	7,459	14,918
	1%	(13,576)	(6,042)	1,492	9,026	16,559
	2%	(12,233)	(4,625)	2,984	10,592	18,200
	3%	(10,890)	(3,207)	4,476	12,158	19,841
	5%	(8,205)	(373)	7,459	15,291	23,124

The Company’s net reserves for losses and loss expenses of $638.5 million as of December 31, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables, and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that the Company considers when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If its reinsurers do not pay, the Company is still legally obligated to pay the loss.

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2012 and 2011. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2012, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their estimated fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 6 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2012 and 2011, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2012, 2011, and 2010, please see Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Recent accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the analysis performed in 2012, there was no impairment of goodwill as of December 31, 2012.

The Company tests for impairment of intangible assets with an indefinite useful life at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Recent accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the analysis performed in 2012, there were no impairments of indefinite lived intangible assets as of December 31, 2012.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the analysis performed in 2012, there were no impairments of definite lived intangible assets as of December 31, 2012.

See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning the Company’s goodwill and intangible assets.

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are directly related to the successful acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned.

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period information contained in this Form 10-K. For further information please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

As of December 31, 2012, the Company’s deferred acquisition costs were $0.5 million lower than they would have been due to premium deficiencies. As of December 31, 2011, the Company’s deferred acquisition costs were $4.8 million lower than they would have been and loss and loss adjustment expense reserves were $4.1 million higher than they would have been due to premium deficiencies.

Taxation

The Company provides for income taxes in accordance with applicable accounting guidance. The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2012. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company applies a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 11of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s tax uncertainties.

Business Segments

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd.

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Insurance Operations premiums written:
Gross premiums written	$201,790	$229,148	$245,481
Ceded premiums written	23,958	26,831	49,416

Net premiums written	$177,832	$202,317	$196,065

Reinsurance Operations premiums written:
Gross premiums written	$42,263	$78,755	$100,282
Ceded premiums written	548	502	(157)

Net premiums written	$41,715	$78,253	$100,439

Revenues: (1)
Insurance Operations	$179,721	$228,687	$194,820
Reinsurance Operations	58,983	81,748	92,247

Total revenues	$238,704	$310,435	$287,067

Expenses: (2)
Insurance Operations (3)	$198,425	$283,033	$162,676
Reinsurance Operations (5)	50,606	117,142	85,897

Net expenses	$249,031	$400,175	$248,573

Income (loss) from segments:
Insurance Operations	$(18,704)	$(54,346)	$32,144
Reinsurance Operations (5)	8,377	(35,394)	6,350

Total income (loss) from segments	$(10,327)	$(89,740)	$38,494

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	66.1	86.9	36.6
Expense ratio	44.6	43.7	47.1

Combined ratio	110.7	130.6	83.7

Reinsurance Operations
Loss ratio	58.8	111.1	63.9
Expense ratio	25.9	33.0	28.8

Combined ratio	84.7	144.1	92.7

Consolidated
Loss ratio	64.3	93.5	45.4
Expense ratio	39.9	40.8	41.2

Combined ratio	104.2	134.3	86.6

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $936, $1,125, and $1,021 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2012, 2011, and 2010, respectively.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.
(5)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced Reinsurance Operations segment income by $1.6 million.

Results of Operations

Effective January 1, 2012, the Company adopted new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. This guidance was adopted retrospectively and has been applied to all prior period information contained in this Form 10-K. For further information please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Gross premiums written	$201,790	$229,148	$(27,358)	(11.9%)

Net premiums written	$177,832	$202,317	$(24,485)	(12.1%)

Net premiums earned	$179,153	$216,549	$(37,396)	(17.3%)
Other income	568	12,138	(11,570)	(95.3%)

Total revenues	$179,721	$228,687	$(48,966)	(21.4%)
Losses and expenses:
Net losses and loss adjustment expenses	118,515	188,358	(69,843)	(37.1%)
Acquisition costs and other underwriting expenses (1)	79,910	94,675	(14,765)	(15.6%)

Loss from segment	$(18,704)	$(54,346)	$35,642	65.6%

Underwriting Ratios:
Loss ratio:
Current accident year	68.5	91.4	(22.9)
Prior accident year	(2.4)	(4.5)	2.1

Calendar year	66.1	86.9	(20.8)
Expense ratio	44.6	43.7	0.9

Combined ratio	110.7	130.6	(19.9)

(1)	Includes excise tax of $936 and $1,125 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2012 and 2011, respectively.

Premiums

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $201.8 million for 2012, compared with $229.1 million for 2011, a decrease of $27.4 million or 11.9%. In the second half of 2011 the Company began exiting certain unprofitable classes of business which contributed to the decrease in 2012. This was partially offset by increases in the Company’s small business class, property brokerage class, and commercial auto class, which is included in “Other” in the table below.

Net premiums written, which equals gross premiums written less ceded premiums written, was $177.8 million for 2012, compared with $202.3 million for 2011, a decrease of $24.5 million or 12.1%. The decrease was primarily due to the decrease in gross premiums written noted above. The ratio of net premiums written to gross premiums written was 88.1% for 2012 and 88.3% for 2011, a decrease of 0.2 points.

Net premiums earned were $179.2 million for 2012, compared with $216.5 million for 2011, a decrease of $37.4 million or 17.3%. Property net premiums earned for 2012 and 2011 were $94.8 million and $97.6 million, respectively. Casualty net premiums earned for 2012 and 2011 were $84.3 million and $118.9 million, respectively.

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Year Ended December 31, 2012			Year Ended December 31, 2011
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$90,741	$84,892	$80,014	$87,446	$80,285	$82,071
Property Brokerage	35,124	24,379	23,172	30,957	22,910	20,938
Programs	56,872	52,055	49,028	54,990	50,671	51,061
Other	19,053	16,506	26,939	55,754	48,451	62,479

Total	$201,790	$177,832	$179,153	$229,148	$202,317	$216,549

Other Income

Other income was $0.6 million and $12.1 million for the years ended December 31, 2012 and 2011, respectively. Other income is primarily comprised of fee income and for 2011, $11.5 million received from the Company’s settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 16 to the consolidated financial statements in Item 8 of Part II of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 66.1% for 2012 compared with 86.9% for 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 22.9 points to 68.5% in 2012 from 91.4% in 2011:

•	The current accident year property loss ratio decreased 12.5 points from 77.5% in 2011 to 65.0% in 2012.

•

The non-catastrophe loss ratio decreased 6.4 points from 56.4% in 2011 to 50.0% in 2012. Non-catastrophe losses were $47.4 million and $55.1 million for the years ended December 31, 2012 and 2011, respectively.

•

The catastrophe loss ratio decreased 6.1 points from 21.1% in 2011 to 15.0% in 2012. The decrease in the catastrophe loss ratio is primarily due to a decrease in severe losses when compared to prior year. Results for 2011 included losses from tornados and severe weather in the Midwest, Hurricane Irene and Tropical Storm Lee while 2012 included losses from Superstorm Sandy. Catastrophe losses were $14.2 million and $20.6 million for the years ended December 31, 2012 and 2011, respectively.

•

The current accident year casualty loss ratio decreased 30.5 points from 102.9% in 2011 to 72.4% in 2012 primarily due to the Company exiting certain unprofitable classes of business in the second half of 2011.

The prior accident year loss ratio increased by 2.1 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $4.2 million in 2012 compared to a decrease of net losses and loss adjustment expenses for prior accident years of $9.7 million in 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In 2012, the Company reduced its prior accident year loss reserves by $4.2 million, which primarily consisted of the following:

•

General liability: A $6.3 million reduction primarily due to favorable emergence of $4.7 million on small business binding and $3.3 million on casualty brokerage exposures primarily in accident years 2002 through 2005. Partially offsetting these reductions were increases of $2.0 million on construction defect reserves in accident year 2007. The Company also decreased its reinsurance allowance by $0.7 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves.

•

Umbrella: A $0.7 million reduction primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•	Property: A $1.2 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Auto liability: A $1.2 million increase primarily driven by continued loss emergence on casualty brokerage exposures.

In 2011, the Company reduced its prior accident year loss reserves by $9.7 million, which primarily consisted of the following:

•

General Liability: A $12.9 million reduction in general liability lines primarily consisted of net reductions of $25.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $1.3 million in this line due to changes in reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $13.9 million in accident years 2009 and 2010 primarily driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were primarily the result of a methodology change during the year, with some increases in recent years due to a slight increase in claim frequency in one of the reviewed segments. The Company has addressed profitability concerns by exiting certain classes of business within this line.

•

Property: A $2.5 million reduction in property lines primarily related to accident years 2009 and 2010 related to subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: A $1.7 million reduction in umbrella lines primarily related to accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional Liability: A $5.7 million increase in professional liability lines primarily consisted of increases of $19.0 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $13.2 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

•	Auto Liability: A $1.8 million increase in auto liability lines is primarily related to accident year 2010 due to higher than expected severity.

Net losses and loss adjustment expenses were $118.5 million for 2012, compared with $188.4 million for 2011, a decrease of $69.8 million or 37.1%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $122.7 million and $198.0 million for 2012 and 2011, respectively. This decrease is primarily attributable to a decrease in catastrophe losses incurred in 2012 and the Company exiting certain unprofitable classes of business in the second half of 2011, as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $79.9 million for 2012, compared with $94.7 million for 2011, a decrease of $14.8 million or 15.6%. The decrease is primarily due to a decrease in commissions related to the decrease in net earned premiums and a decrease in property and office costs.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 44.6% for 2012, compared with 43.7% for 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Insurance Operations was 110.7% for 2012, compared with 130.6% for 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 135.1% in 2011 to 113.1% in 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from Segment

The factors described above resulted in a loss from underwriting for the Company’s Insurance Operations of $18.7 million for 2012, compared with a loss from underwriting of $54.3 million for 2011, a decrease in loss of $35.6 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Gross premiums written (2)	$42,263	$78,755	$(36,492)	(46.3%)

Net premiums written (2)	$41,715	$78,253	$(36,538)	(46.7%)

Net premiums earned (2)	$59,709	$81,305	$(21,596)	(26.6%)
Other income (loss)	(726)	443	(1,169)	(263.9%)

Total revenues	$58,983	$81,748	$(22,765)	(27.8%)
Losses and expenses:
Net losses and loss adjustment expenses	35,113	90,326	(55,213)	(61.1%)
Acquisition costs and other underwriting expenses (1)	15,493	26,816	(11,323)	(42.2%)

Income (loss) from segment (1)	$8,377	$(35,394)	$43,771	123.7%

Underwriting Ratios:
Loss ratio:
Current accident year	49.3	95.0	(45.7)
Prior accident year (2)	9.5	16.1	(6.6)

Calendar year	58.8	111.1	(52.3)
Expense ratio	25.9	33.0	(7.1)

Combined ratio	84.7	144.1	(59.4)

(1)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced Reinsurance Operations segment income by $1.6 million.
(2)	Net premiums written and earned for the year to date 2012 includes $6.0 million related to reinsurance treaties written in 2009 and 2010 which were contractually due as a result of losses incurred on these treaties. The impact of these premiums are included in the “Prior accident year” ratios.

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $42.3 million for 2012, compared with $78.8 million for 2011, a decrease of $36.5 million or 46.3%. The decrease was primarily due to the cancellation of several unprofitable treaties in 2012, partially offset by $6.0 million in new premium related to reinsurance treaties written in 2009 and 2010 which was contractually due as a result of losses incurred on these treaties. This income is non-recurring. Wind River only writes primarily property treaties at the current time.

Net premiums written, which equals gross premiums written less ceded premiums written, was $41.7 million for 2012, compared with $78.3 million for 2011, a decrease of $36.5 million or 46.7%. The decrease was primarily due to the decrease in gross premiums written noted above.

Net premiums earned were $59.7 million for 2012, compared with $81.3 million for 2011, a decrease of $21.6 million or 26.6%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for 2012 and 2011 were $34.2 million and $32.8 million, respectively. Casualty net premiums earned for 2012 and 2011 were $25.5 million and $48.5 million, respectively.

Other Income (Loss)

The Company recognized a loss of $0.7 million for 2012 compared with income of $0.4 million for 2011. Other income or loss is comprised of exchange gains and losses related to business written in foreign currencies.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 58.8% for 2012 compared with 111.1% for 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 45.7 points from 95.0% in 2011 to 49.3% in 2012.

•

The current accident year property loss ratio was 30.3% in 2012 compared to 94.3% in 2011. This decrease was primarily due to losses on a worldwide catastrophe treaty in 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods, Alabama tornadoes, Hurricane Irene, Tropical Storm Lee, and other U.S. catastrophic events, compared with losses from Superstorm Sandy in 2012. Current accident year property losses for 2012 and 2011 were $10.4 million and $31.0 million, respectively.

•	The current accident year casualty loss ratio was 82.6% in 2012 compared to 95.5% in 2011. This decrease was primarily due to lower than expected losses on general liability treaties.

The prior accident year loss ratio decreased by 6.6 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $8.7 million in 2012 compared to an increase of net losses and loss adjustment expenses for prior accident years of $13.1 million in 2011. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In 2012, the Company increased its prior accident year loss reserves by $8.7 million, which primarily consisted of the following:

•

Workers’ Compensation: An $8.3 million increase in workers’ compensation lines primarily related to accident years 2009 and 2010 driven by increased frequency and severity. This increase in losses triggered $6.0 million in additional premium during the current period.

•	Marine: A $2.7 million increase in marine lines primarily related to accident year 2011 primarily due to higher than expected reported losses.

•

Automobile Liability: A $1.3 million increase in auto liability lines primarily related to accident year 2009 resulting from further unexpected development on non-standard auto treaties which were not renewed.

•	Property: A $3.4 million decrease in property lines primarily related to accident years 2009 and 2011 as a result of further development on worldwide catastrophe treaties.

In 2011, the Company increased its prior accident year loss reserves by $13.1 million, which primarily consisted of the following:

•	General Liability: An $8.7 million increase in general liability lines primarily related to accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Automobile Liability: A $3.1 million increase in auto liability lines primarily related to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011.

•	Property: A $1.5 million increase in property lines primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•

Workers’ Compensation: A $1.0 million increase in workers’ compensation lines primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•

Professional Liability: A $1.3 million decrease in professional liability lines primarily related to accident years 2009 and 2010 and is the result of better than expected development on certain treaties.

Net losses and loss adjustment expenses were $35.1 million for 2012, compared with $90.3 million for 2011, a decrease of $55.2 million or 61.1%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $26.5 million and $77.3 million for 2012 and 2011, respectively. This decrease is primarily attributable to large catastrophe losses incurred in 2011 related to the Japan earthquake and tsunami, New Zealand earthquakes, Australian floods, Alabama tornadoes, Hurricane Irene, Tropical Storm Lee, and other U.S. catastrophic events, as well as the cancellation of unprofitable treaties in 2012, partially offset by the impact of Superstorm Sandy.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $15.5 million for 2012, compared with $26.8 million for 2011, a decrease of $11.3 million or 42.2%. The decrease is primarily due to a decrease in commissions as a result of the decrease in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 25.9% for 2012, compared with 33.0% for 2011. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to changes in mix of business as a result of cancelling several unprofitable treaties in 2011 and 2012, partially offset by an increase in contingent commissions due to the profitability of business in 2012.

The combined ratio for the Company’s Reinsurance Operations was 84.7% for 2012, compared with 144.1% for 2011. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 128.0% in 2011 to 75.2% in 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Income (Loss) from Segment

The factors described above resulted in income from underwriting for the Company’s Reinsurance Operations of $8.4 million in 2012, compared to a loss from underwriting of $35.4 million in 2011, an increase of $43.8 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Year Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Net investment income	$47,557	$53,112	$(5,555)	(10.5%)
Net realized investment gains	6,755	21,473	(14,718)	(68.5%)
Corporate and other operating expenses	(9,691)	(13,973)	(4,282)	(30.6%)
Interest expense	(5,393)	(6,476)	(1,083)	(16.7%)
Income tax (expense) benefit	5,856	(2,787)	8,643	310.1%
Equity in net income of partnership, net of tax	—	53	(53)	(100.0%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $47.6 million for 2012, compared with $53.1 million for 2011, a decrease of $5.6 million or 10.5%.

•

Gross investment income, which excludes realized gains and losses, was $52.0 million for 2012, compared with $57.8 million for 2011, a decrease of $5.8 million or 10.1%. The decrease was primarily due to a reduction in the Company’s fixed maturities portfolio related to funding the share repurchase program, repayment of debt and negative operating cash flow. This decrease was offset by investment income of $4.8 million generated from distributions from two limited partnership investments. There was no investment income generated by limited partnership investments during 2011. Excluding distributions from limited partnership investments, gross investment income for 2012 decreased $10.6 million or 18.4% compared to 2011.

•

Investment expenses were $4.5 million for 2012, compared with $4.7 million for 2011, a decrease of $0.2 million or 5.6%. The decrease is primarily due to the reduction of investments in corporate loans.

As of December 31, 2012, the Company held mortgage-backed securities with a book value of $189.9 million. Excluding the mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of December 31, 2012, compared with 2.0 years as of December 31, 2011. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding mortgage-backed securities, as of December 31, 2012 was 2.0 years compared with 1.7 years as of December 31, 2011. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2012, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.1% compared with 3.6% at December 31, 2011. As of December 31, 2012, the Company’s investment portfolio held $201.1 million in municipal bonds with an embedded book yield of 3.0% compared with an embedded book yield of 3.6% on $206.1 million in municipal bonds as of December 31, 2011.

Net Realized Investment Gains

Net realized investment gains were $6.8 million for 2012, compared with $21.5 million for 2011. The net realized investment gains for 2012 consist primarily of net gains of $3.0 million relative to the Company’s fixed maturities and $9.2 million relative to its equity securities, offset by other than temporary impairment losses of $5.4 million. The net realized investment gains for 2011 consist primarily of net gains of $14.2 million relative to the Company’s fixed maturities and $14.7 million relative to its equity securities, offset by mutual fund losses of $0.8 million and other than temporary impairment losses of $6.6 million.

See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2012 and 2011.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $9.7 million for 2012, compared with $14.0 million for 2011, a decrease of $4.3 million or 30.6%. The decrease is primarily due to a decrease in outside legal and other professional fees.

Interest Expense

Interest expense was $5.4 million and $6.5 million for 2012 and 2011, respectively. This reduction was primarily due to principal payments of $18.0 million on the Company’s senior notes payable made during July, 2011 and 2012. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Expense (Benefit)

Income tax expense was a benefit of $5.9 million for 2012, compared with expense of $2.8 million for 2011. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Equity in Net Income of Partnerships

Equity in net income of partnerships, net of tax was $0.05 million for 2011. There was no equity in net income of partnerships during 2012.

Net Income (Loss)

The factors described above resulted in net income of $34.8 million in 2012, compared with a net loss of $38.3 million in 2011, an increase of $73.1 million.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$229,148	$245,481	$(16,333)	(6.7%)

Net premiums written	$202,317	$196,065	$6,252	3.2%

Net premiums earned	$216,549	$194,167	$22,382	11.5%
Other income	12,138	653	11,485	N/M

Total revenues	$228,687	$194,820	$33,867	17.4%
Losses and expenses:
Net losses and loss adjustment expenses	188,358	71,175	117,183	164.6%
Acquisition costs and other underwriting expenses (1)	94,675	91,501	3,174	3.5%

Income (loss) from segment	$(54,346)	$32,144	$(86,490)	(269.1%)

Underwriting Ratios:
Loss ratio:
Current accident year	91.4	65.9	25.5
Prior accident year	(4.5)	(29.3)	24.8

Calendar year	86.9	36.6	50.3
Expense ratio	43.7	47.1	(3.4)

Combined ratio	130.6	83.7	46.9

N/M – Not meaningful

(1)	Includes excise tax of $1,125 and $1,021 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2011 and 2010, respectively.

Premiums

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $229.1 million for 2011, compared with $245.5 million for 2010, a decrease of $16.3 million or 6.7%. The decrease was primarily due to declines in the Company’s general liability, professional liability and auto lines and price decreases in the aggregate of 1.5%. This decrease was offset partially by increases in certain products within the property and casualty brokerage lines. The Company is exiting certain unprofitable casualty classes.

Net premiums written, which equals gross premiums written less ceded premiums written, was $202.3 million for 2011, compared with $196.1 million for 2010, an increase of $6.3 million or 3.2%. The increase was primarily due to the cancellation of a property quota share reinsurance treaty effective January 1, 2011 and an increase in retention related to the property excess of loss treaty which renewed January 1, 2011. The ratio of net premiums written to gross premiums written was 88.3% for 2011 and 79.9% for 2010, an increase of 8.4 points.

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

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Year Ended December 31, 2011			Year Ended December 31, 2010
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$87,446	$80,285	$82,071	$92,683	$76,142	$82,352
Property Brokerage	30,957	22,910	20,938	27,749	13,016	14,758
Programs	54,990	50,671	51,061	50,417	48,003	45,761
Other	55,754	48,451	62,479	74,632	58,904	51,296

Total	$229,148	$202,317	$216,549	$245,481	$196,065	$194,167

Other Income

Other income was $12.1 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. Other income is primarily comprised of fee income and for 2011, $11.5 million received from the Company’s settlement with AON, net of attorney’s fees. Income from the AON settlement is non-recurring. Please see Note 16 to the consolidated financial statements in Item 8 of Part II of this report for additional details regarding income and related tax expense from this settlement.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 86.9% for 2011 compared with 36.6% for 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio increased 25.5 points to 91.4% in 2011 from 65.9% in 2010:

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

•

The current accident year casualty loss ratio increased 34.0 points from 68.9% in 2010 to 102.9% in 2011 primarily due to a professional lines loss in a class of business that the Company is exiting, loss emergence in the Company’s general liability line and an increase to losses related to premium deficiencies. The Company increased the current accident year expected loss ratio for certain classes within its general liability line to 208.6% during 2011, which had a 19.1 point impact on the casualty lines loss ratio during the quarter. On a pro forma basis, excluding the impact of the increase to losses related to premium deficiencies and the general liability line increase noted above, the current year casualty loss ratio increased 11.2 points from 69.2% in 2010 to 80.4% in 2011. The Company is addressing profitability concerns by exiting certain classes of business within the general liability line.

The prior accident year loss ratio increased by 24.8 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $9.7 million in 2011 compared to a decrease of net losses and loss adjustment expenses for prior accident years of $56.8 million in 2010. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In 2011, the Company reduced its prior accident year loss reserves by $9.7 million, which primarily consisted of the following:

•

General Liability: A $12.9 million reduction in general liability lines primarily consisted of net reductions of $25.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $1.3 million in this line due to changes in reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $13.9 million in accident years 2009 and 2010 primarily driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were primarily the result of a methodology change during the year, with some increases in recent years due to a slight increase in claim frequency in one of the reviewed segments. The Company has addressed profitability concerns by exiting certain classes of business within this line.

•

Property: A $2.5 million reduction in property lines primarily related to accident years 2009 and 2010 related to subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: A $1.7 million reduction in umbrella lines primarily related to accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional Liability: A $5.7 million increase in professional liability lines primarily consisted of increases of $19.0 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $13.2 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

•	Auto Liability: A $1.8 million increase in auto liability lines is primarily related to accident year 2010 due to higher than expected severity.

In 2010, the Company reduced its prior accident year loss reserves by $56.8 million, which primarily consisted of the following:

•

General Liability: A $43.7 million reduction in general liability lines primarily consisted of reductions of $45.4 million related to accident years 2002 through 2009 due to lower than anticipated frequency and severity. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also reduced its allowance for uncollectible reinsurance by $0.2 million primarily due to the decrease in the amount of carried reinsurance receivables. These reductions were partially offset by net increases of $1.8 million related to accident years 2001 and prior as a result of increases in loss and loss adjustment expense estimates related to construction defect claims.

•

Umbrella: A $5.4 million reduction in umbrella lines related to all accident years 2009 and prior due to lower than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to initial indications.

•

Professional Liability: A $4.9 million reduction in professional liability lines primarily consisted of reductions of $9.9 million related to accident years 2001 through 2008 driven by lower than expected paid and incurred activity. This reduction was partially offset by increases of $5.0 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

•

Property: A $2.0 million reduction in property lines primarily consisted of reductions of $2.9 million related to accident years 2002 and 2004 through 2008 driven by lower than anticipated severity, partially offset by increases of $0.9 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

Net losses and loss adjustment expenses were $188.4 million for 2011, compared with $71.2 million for 2010, an increase of $117.2 million or 164.6%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $198.0 million and $128.0 million for 2011 and 2010, respectively. This increase is primarily attributable to an increase to losses related to a premium deficiency in the current year, the impact of an increase in current accident year loss reserves related to the Company’s general liability lines, the increase in net premiums earned, and the increase in current accident year severity as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $94.7 million for 2011, compared with $91.5 million for 2010, an increase of $3.2 million or 3.5%. The increase is due to a write down of deferred acquisition costs related to premium deficiencies, an increase in commissions and premium taxes resulting mainly from an increase in net earned premiums and a decrease in ceding commissions resulting from an increase in retained business. As of December 31, 2011, deferred acquisition costs were $1.9 million lower than they would have been as a result of premium deficiencies. This was partially offset by an overall decrease in employee compensation related to the Profit Enhancement Initiative as well as a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 43.7% for 2011, compared with 47.1% for 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to a decrease in contingent commissions recorded in the current period compared to the same period last year, a decrease in employee compensation costs related to the Profit Enhancement Initiative, and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, partially offset by a write down of deferred acquisition costs related to premium deficiencies. Excluding the impact of the write down of deferred acquisition costs, the expense ratio for the Company’s Insurance Operations was 42.8% for the year ended December 31, 2011.

The combined ratio for the Company’s Insurance Operations was 130.6% for 2011, compared with 83.7% for 2010. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio increased from 113.0% in 2010 to 135.1% in 2011. Excluding the impact of the write down to deferred acquisition costs related to premium deficiencies, the current accident year combined ratio was 132.7% in 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (Loss) from Segment

The factors described above resulted in a loss from underwriting for the Company’s Insurance Operations of $54.3 million for 2011, compared with income from underwriting of $32.1 million for 2010, a decrease of $86.5 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Gross premiums written	$78,755	$100,282	$(21,527)	(21.5%)

Net premiums written	$78,253	$100,439	$(22,186)	(22.1%)

Net premiums earned	$81,305	$92,607	$(11,302)	(12.2%)
Other income (loss)	443	(360)	803	223.1%

Total revenues	$81,748	$92,247	$(10,499)	(11.4%)
Losses and expenses:
Net losses and loss adjustment expenses	90,326	59,184	31,142	52.6%
Acquisition costs and other underwriting expenses	26,816	26,713	103	0.4%

Income (loss) from segment	$(35,394)	$6,350	$(41,744)	(657.4%)

Underwriting Ratios:
Loss ratio:
Current accident year	95.0	61.0	34.0
Prior accident year	16.1	2.9	13.2

Calendar year loss ratio	111.1	63.9	47.2
Expense ratio	33.0	28.8	4.2

Combined ratio	144.1	92.7	51.4

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $78.8 million for 2011, compared with $100.3 million for 2010, a decrease of $21.5 million or 21.5%. The decrease was primarily due to the sale of a company that elected not to renew its treaty with Wind River Reinsurance post-acquisition and non-renewing treaties that did not meet the Company’s return hurdles.

Net premiums written, which equals gross premiums written less ceded premiums written, was $78.3 million for 2011, compared with $100.4 million for 2010, a decrease of $22.2 million or 22.1%. The decrease was primarily due to the decrease in gross premiums written as described above.

Net premiums earned were $81.3 million for 2011, compared with $92.6 million for 2010, a decrease of $11.3 million or 12.2%. The decrease was primarily due to the non-renewal of certain treaties that did not meet the Company’s return hurdles throughout 2011. Property net premiums earned for 2011 and 2010 were $32.8 million and $35.3 million, respectively. Casualty net premiums earned for 2011 and 2010 were $48.5 million and $57.3 million, respectively.

Other Income (Loss)

The Company recognized income of $0.4 million in 2011 compared with a loss of $0.4 million in 2010. Other income or loss is comprised of exchange gains and losses related to business written in foreign currencies.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 111.1% for 2011 compared with 63.9% for 2010. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

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

The prior accident year loss ratio increased 13.2 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $13.1 million in 2011 and an increase of net losses and loss adjustment expenses for prior accident years of $2.7 million in 2010. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In 2011, the Company increased its prior accident year loss reserves by $13.1 million, which primarily consisted of the following:

•	General Liability: An $8.7 million increase in general liability lines primarily related to accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Automobile Liability: A $3.1 million increase in automobile liability lines primarily related to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011.

•	Property: A $1.5 million increase in property lines primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•

Workers’ Compensation: A $1.0 million increase in workers’ compensation lines primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•

Professional Liability: A $1.3 million decrease in professional liability lines primarily related to accident years 2009 and 2010 and is the result of better than expected development on certain treaties.

In 2010, the Company increased its prior accident year loss reserves by $2.7 million, which primarily consisted of the following:

•	Automobile Liability: A $2.6 million increase in automobile liability lines primarily due to higher frequency in accident year 2009 from a non-standard auto treaty.

•

Workers’ Compensation: A $0.5 million increase in workers’ compensation lines related to an accident year 2009 structured excess of loss treaty where the Company increased its loss estimates based on industry workers’ compensation results.

•

Property: A $0.5 million reduction in property lines primarily consisting of reductions of $0.7 million related to accident year 2009, partially offset by increases of $0.2 million related to accident year 2008. These changes are due to continuing emergence of loss trends on a worldwide catastrophe treaty.

Net losses and loss adjustment expenses were $90.3 million for 2011, compared with $59.2 million for 2010, an increase of $31.1 million or 52.6%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $77.3 million and $56.5 million for 2011 and 2010, respectively. This increase is primarily attributable to large catastrophe losses incurred in 2011 as discussed above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $26.8 million for 2011, compared with $26.7 million for 2010, an increase of $0.1 million or 0.4%. The increase is due to an increase in compensation related to the hiring of new employees within this business unit and a write down of deferred acquisition costs related to premium deficiencies. As of December 31, 2011, deferred acquisition costs were $2.9 million lower than they would have been as a result of premium deficiencies. This was offset by a decrease in contingent commissions resulting from higher than expected current and prior accident year losses discussed above.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 33.0% for 2011, compared with 28.8% for 2010. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to an increase in compensation related to the hiring of new employees within this business unit and a write down of deferred acquisition costs related to premium deficiencies, offset partially by a decrease in contingent commissions resulting from higher than expected current and prior accident year losses. Excluding the impact of the write down of deferred acquisition costs related to premium deficiencies, the expense ratio for the Company’s Reinsurance Operations was 29.4% for the year ended December 31, 2011.

The combined ratio for the Company’s Reinsurance Operations was 144.1% for 2011, compared with 92.7% for 2010. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio increased from 89.8% in 2010 to 128.0% in 2011. Excluding the impact of the write down of deferred acquisition costs related to premium deficiencies, the current accident year combined ratio was 123.6% for the year ended December 31, 2011. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (Loss) from Segment

The factors described above resulted in a loss from underwriting for the Company’s Reinsurance Operations of $35.4 million in 2011, compared to income from underwriting of $6.4 million in 2010, a decrease of $41.7 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2011	2010	$	%
Net investment income	$53,112	$56,623	$(3,511)	(6.2%)
Net realized investment gains	21,473	26,437	(4,964)	(18.8%)
Corporate and other operating expenses	(13,973)	(20,767)	(6,794)	(32.7%)
Interest expense	(6,476)	(7,020)	(544)	(7.7%)
Income tax expense	(2,787)	(8,874)	(6,087)	(68.6%)
Equity in net income (loss) of partnership, net of tax	53	(22)	75	N/M

N/M – Not meaningful

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $53.1 million for 2011, compared with $56.6 million for 2010, a decrease of $3.5 million or 6.2%.

•

Gross investment income, which excludes realized gains and losses, was $57.8 million for 2011, compared with $62.6 million for 2010, a decrease of $4.8 million or 7.6%. The decrease was primarily due to lower yields on fixed maturities when compared to the corresponding period in 2010 as well as a reduction in cash and invested assets.

•	Investment expenses were $4.7 million for 2011, compared with $6.0 million for 2010, a decrease of $1.3 million or 21.0%. The decrease is primarily due to trust fee reductions in the current period.

As of December 31, 2011, the Company held mortgage-backed securities with a book value of $239.4 million. Excluding the mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.0 years as of December 31, 2011, compared with 2.3 years as of December 31, 2010. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding mortgage-backed securities, as of December 31, 2011 was 1.7 years compared with 2.1 years as of December 31, 2010. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2011, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.6% compared with 3.9% at December 31, 2010. As of December 31, 2011, the Company’s investment portfolio held $206.1 million in municipal bonds with a book yield of 3.6% compared with an embedded book yield of 3.5% on $245.0 million in municipal bonds as of December 31, 2010.

Net Realized Investment Gains

Net realized investment gains were $21.5 million for 2011, compared with $26.4 million for 2010. The net realized investment gains for 2011 consist primarily of net gains of $14.2 million relative to the Company’s fixed maturities and $14.7 million relative to its equity securities, offset by mutual fund losses of $0.8 million and other than temporary impairment losses of $6.6 million. The net realized investment gains for 2010 consist primarily of net gains of $17.4 million relative to the Company’s fixed maturities and $9.5 million relative to its equity securities, offset by other than temporary impairment losses of $0.5 million.

See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2011 and 2010.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $14.0 million for 2011, compared with $20.8 million for 2010, a decrease of $6.8 million or 32.7%. The decrease is primarily due to cost savings resulting from the Company’s previously disclosed Profit Enhancement Initiative and a decrease in share-based compensation related to the forfeiture of unvested restricted shares and options, offset partially by an increase in outside legal fees.

Interest Expense

Interest expense was $6.5 million and $7.0 million for 2011 and 2010, respectively. This reduction was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2011. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Expense

Income tax expense was $2.8 million for 2011, compared with $8.9 million for 2010. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Equity in Net Income (Loss) of Partnerships

Equity in net income of partnerships, net of tax was $0.05 million for 2011, compared with equity in net loss of partnerships, net of tax of $0.02 million for 2010, an increase of $0.07 million.

Net Income (Loss)

The factors described above resulted in a net loss of $38.3 million in 2011, compared with net income of $84.9 million in 2010, a decrease of $123.2 million.

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

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

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

Under Pennsylvania law, United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company may not pay any dividend or make any distribution that, together with other dividends or distributions made within the preceding 12 consecutive months, exceeds the greater of (1) 10% of its surplus as shown on its last annual statement on file with the commissioner or (2) its net income for the period covered by such statement, not including pro rata distributions of any class of its own securities, unless the commissioner has received notice from the insurer of the declaration of the dividend and the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Pennsylvania does not permit a domestic insurer to declare or pay a dividend except out of unassigned funds (surplus) unless otherwise approved by the commissioner before the dividend is paid. Furthermore, no dividend or other distribution may be declared or paid by a Pennsylvania insurance company that would reduce its total capital and surplus to an amount that is less than the amount required by the Insurance Department for the kind or kinds of business that it is authorized to transact. Pennsylvania law allows loans to affiliates up to 10% of statutory surplus without prior regulatory approval.

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

See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2012 and the maximum amount of distributions that they could pay as dividends in 2013.

Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2012 statutory financial statements that will be filed in 2013, the Company believes Wind River Reinsurance could pay a dividend of up to $216.3 million without requesting BMA approval. Wind River Reinsurance did not declare or pay any dividends during 2012. For 2013, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.

Surplus Levels

Global Indemnity’s U.S. insurance companies are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC has risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the policyholders’ surplus of each of the U.S. insurance companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Cash Flows

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

The Company’s reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash used for operating activities in 2012, 2011, and 2010 was $35.0 million, $7.7 million and $1.0 million, respectively.

In 2012, the decrease in operating cash flows of approximately $27.3 million from the prior year was primarily a net result of the following items:

	2012	2011	Change
Net premiums collected	$214,158	$284,297	$(70,139)
Net losses paid	(199,732)	(225,192)	25,460
Underwriting and corporate expenses	(99,767)	(116,975)	17,208
Net investment income	55,768	61,058	(5,290)
Net federal income taxes recovered (paid)	(228)	(4,895)	4,667
Interest paid	(5,895)	(6,900)	1,005
Other	683	869	(186)

Net cash used for operating activities	$(35,013)	$(7,738)	$(27,275)

In 2011, the decrease in operating cash flows of approximately $6.7 million from the prior year was primarily a net result of the following items:

	2011	2010	Change
Net premiums collected	$284,297	$300,175	$(15,878)
Net losses paid	(225,192)	(214,850)	(10,342)
Underwriting and corporate expenses	(116,975)	(139,906)	22,931
Net investment income	61,058	61,765	(707)
Net federal income taxes paid	(4,895)	(1,832)	(3,063)
Interest paid	(6,900)	(6,961)	61
Other	869	583	286

Net cash used for operating activities	$(7,738)	$(1,026)	$(6,712)

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning the Company’s investing and financing activities.

Liquidity

Currently, Global Indemnity believes each company in its Insurance Operations and Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. The holding companies also maintain sufficient liquidity to meet their obligations. At December 31, 2012, the Company had cash and cash equivalents of $104.5 million.

In 2011 and 2012, the Board of Directors authorized the Company to repurchase up to $125.0 million of its A ordinary shares through share repurchase programs. The Company repurchased and retired an aggregate 5,371,419 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $112.2 million or an average of $20.89 per share. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2012. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital as of December 31, 2012.

Included in the share repurchases above, on May 9, 2012, the Company announced a self-tender offer pursuant to which it could repurchase up to $61.0 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63.4 million, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase were 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares.

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies and Wind River Reinsurance participate in a stop loss agreement that provides protection to the U.S. insurance companies in a loss corridor from 75% to 95%. This agreement excludes named storms.

The Company’s U.S. insurance companies participate in quota share reinsurance agreements with Wind River Reinsurance whereby 50% of the net retained business of the U.S. insurance companies is ceded to Wind River Reinsurance. These agreements exclude named storms. Wind River Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premiums that are ceded to Wind River Reinsurance by the U.S. insurance companies must be collateralized. To satisfy this requirement, Wind River Reinsurance has set up custodial trust accounts on behalf of the U.S. insurance companies.

Wind River also has established trust accounts to collateralize exposure it has to third party ceding companies. The Company invests the funds in securities that have durations that closely match the expected duration of the liabilities assumed. The Company believes that Wind River Reinsurance will have sufficient liquidity to pay claims prospectively.

Global Indemnity’s U.S. insurance companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premiums that are ceded to United National Insurance Company are collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require United National Insurance Company to place assets on deposit subject to trust agreements for the protection of the other members of the U.S. insurance companies.

All trusts that the Company is required to maintain as a result of the above mentioned pooling agreements and quota share arrangements are adequately funded.

In 2012, the Company expects that, in the aggregate, the Insurance Operations and Reinsurance Operations will have sufficient liquidity to pay claims. The Company monitors its portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. During 2011, the Company decreased the average duration on its investment portfolio in order to defensively position it during the current low interest rate environment.

The Company has access to various capital sources including dividends from insurance subsidiaries, invested assets in its non-U.S. subsidiaries, and access to the debt and equity capital markets. The Company believes it has sufficient liquidity to meet its capital needs. See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s dividend capacity.

Capital Resources

In July 2005, Global Indemnity Group, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. In accordance with the agreement, on July 20, 2011 and 2012, the Company prepaid $18.0 million of the principal amount of the guaranteed senior notes. As of December 31, 2012, the Company owes $54.0 million under these agreements, with accrued interest of $1.5 million. On July 20, 2013 and 2014, the Company is required to prepay $18.0 million of the principal amount. On July 20, 2015, the Company is required to pay any remaining outstanding principal amount on the notes. The Company is dependent on dividends received from its Insurance Operations to fund this debt service. The notes are guaranteed by United America Indemnity, Ltd. and Global Indemnity (Cayman) Ltd. In the event that debt service obligations were not satisfied, Global Indemnity Group, Inc. would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à.r.l., its parent company.

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. In May, 2012, United America Indemnity, Ltd. repaid $5.0 million of principal under this loan. At December 31, 2012, there was $1.7 million of accrued interest on the loan. United America Indemnity, Ltd. is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Wind River Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. which bears interest at 5.25%. The proceeds of the line were used to fund purchases of the Company’s A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principal and accrued interest to date. As of December 31, 2012, there was $53.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds promissory notes of $175.0 million and $110.0 million from Global Indemnity Group, Inc. which have interest rates of 6.64% and 6.20%, respectively, and matures in 2018 and 2020, respectively. Interest on these notes is paid annually. Global Indemnity Group, Inc. has no income producing operations. The ability of Global Indemnity Group, Inc. to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of the $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. As of December 31, 2012, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $108.0 million under this arrangement, with accrued interest of $0.9 million, and Global Indemnity (Cayman) Ltd. had $102.5 million outstanding on the line of credit, with accrued interest of $0.9 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Wind River Reinsurance, bearing interest at the six month London Interback Offered Rate (“LIBOR”) plus 3.5%. Interest is payable semi-annually. The proceeds of the loan were used to fund trust accounts in the normal course of business. As of December 31, 2012, AIS had advanced $32.2 million on the loan, with accrued interest of $0.1 million.

AIS owes $30.9 million to affiliated parties in junior subordinated debentures which are due in 2033. Interest is payable quarterly. See Note 13 of the notes to consolidated financial statements in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, AIS would be precluded from paying dividends to Global Indemnity Group, Inc., its parent company.

The Company’s business trust subsidiaries have issued floating rate capital and floating rate common securities (“Trust Preferred Securities”). A summary of the terms related to these securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions
AIS through its wholly owned subsidiary United National Group Capital Trust I (“UNG Trust I”)	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the three month LIBOR plus 4.05%	At par after September 30, 2008

AIS through its wholly owned subsidiary United National Group Capital Statutory Trust II (“UNG Trust II”)	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008

The Company has the ability to call these floating rate capital and floating rate common securities on a quarterly basis anytime between now and maturity. The proceeds from the above offerings were used to purchase junior subordinated interest notes and to support business growth in the insurance subsidiaries and general business needs. Distributions on the above securities can be deferred up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on the common stock of the applicable subsidiary.

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

The Company is party to a management agreement with Fox Paine & Company, LLC, whereby in connection with certain management services provided to the Company by Fox Paine & Company, LLC, Global Indemnity (Cayman), Ltd. agreed to pay an annual management fee of $1.5 million to Fox Paine & Company, LLC.

Contractual Obligations

The Company has commitments in the form of operating leases, a revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2012, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

	Total	Payment Due by Period
		1 Year 1/1/13 – 12/31/13	2 to 3 Years 1/1/14 – 12/31/15	4 to 5 Years 1/1/16 – 12/31/17	6 Years and Later
(Dollars in thousands)
Operating leases (1)	$14,950	$3,371	$4,367	$3,545	$3,667
Commitments to fund limited partnerships	2,507	2,507	—	—	—
Senior notes (2)	60,718	21,358	39,360	—	—
Junior subordinated debentures (3)	58,201	1,304	2,608	2,608	51,681
Unpaid losses and loss adjustment expenses obligations (4)	879,114	263,913	311,729	151,890	151,582

Total	$1,015,490	$292,453	$358,064	$158,043	$206,930

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases, net of expected sub-lease income from abandoned space. As part of its Profit Enhancement Initiative, the Company incurred charges in 2011 and 2010 resulting from future minimum lease commitments related to unused space. Cash payments on leases related to unused space will be paid in future periods and are included in this table.
(2)	On July 20, 2005, Global Indemnity Group, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. In accordance with the agreement, on July 20, 2011 and 2012, the Company prepaid $18.0 million of the principal amount of the guaranteed senior notes. On July 20, 2013 and 2014, the Company is required to prepay $18.0 million of the principal amount. On July 20, 2015, the Company is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. and Global Indemnity (Cayman), Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003.
(3)	See discussion in “Capital Resources.”
(4)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” section of “Liquidity and Capital Resources.”

Inflation

Property and casualty insurance premiums are established before the Company knows the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. The Company attempts to anticipate the potential impact of inflation in establishing its reserves.

Future increases in inflation could result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and resulting in unrealized losses and reductions in shareholders’ equity.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices. The Company’s consolidated balance sheet includes the estimated fair values of assets that are subject to market risk. The Company’s primary market risks are interest rate risk and credit risks associated with investments in fixed maturities, equity price risk associated with investments in equity securities, and foreign exchange risk associated with premium received that is denominated in foreign currencies. Each of these risks is discussed in more detail below. The Company has no commodity risk.

Interest Rate Risk

The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of the Company’s fixed income investments fall, and the converse is also true. The Company seeks to manage interest rate risk through an active portfolio management strategy that involves the selection, by the Company’s managers, of investments with appropriate characteristics, such as duration, yield, currency, and liquidity that are tailored to the anticipated cash outflow characteristics of the Company’s liabilities. The Company’s strategy for managing interest rate risk also includes maintaining a high quality bond portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the Company’s investment portfolio matures each year, allowing for reinvestment at current market rates.

As of December 31, 2012, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,246,975	$17,653	1.4%
(100)	1,244,386	15,064	1.2%
No change	1,229,322	—	0.0%
100	1,198,841	(30,481)	(2.5%)
200	1,172,316	(57,006)	(4.6%)

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income investments as well as corporate loans. With the exception of corporate loans, the Company’s investment policy requires that it invests in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.

The Company’s corporate loan portfolio is subject to default risk since these investments are typically below investment grade. To mitigate this risk, the Company’s investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of the Company’s risk control, its investment managers maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2012, the Company had approximately $35.2 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2012, approximately $33.3 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $1.9 million were rated below investment grade. As of December 31, 2011, the Company had approximately $22.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2011, approximately $20.7 million of those investments have been rated BBB- to AAA by Standard & Poor’s and $2.0 million were rated below investment grade. There was an impairment of $0.03 million recognized on these investments during the year ended December 31, 2012. There were no impairments recognized on these investments during the year ended December 31, 2011.

In addition, the Company has credit risk exposure to its general agencies and reinsurers. The Company seeks to mitigate and control its risks to producers by typically requiring its general agencies to render payments within no more than 45 days after the month in which a policy is effective and including provisions within the Company’s general agency contracts that allow it to terminate a general agency’s authority in the event of non-payment.

With respect to its credit exposure to reinsurers, the Company seeks to mitigate and control its risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, the Company seeks to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral.

Equity Price Risk

In 2012, the strategy for the Company’s equity portfolio followed a large cap value approach. This investment style will place primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark. Effective July, 2011, the custom benchmark is the S&P 500 Value excluding financials. Prior to July, 2011, the custom benchmark was the S&P 500/Citigroup excluding P&C Insurers, Multi-line insurers and Investment Banks/Brokers Index. To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2012, the Company’s common stock portfolio had a return of 15.3%, not including investment advisor fees, compared to the benchmark return of 13.5%.

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

The Company attempts to mitigate its unsystematic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 4.1% of the market value of the equity portfolio. The Company continues to have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2012, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$157,660	(3.2%)
(10%)	177,368	(1.6%)
No change	197,075	—
10%	216,783	1.6%
20%	236,490	3.2%

(1)	Net of 35% tax

Foreign Currency Exchange Risk

The Company has foreign currency exchange risk associated with a portion of the business written at Wind River Reinsurance, as well as a small portion of expenses related to corporate overhead in its Ireland office. The Company also maintains investments in foreign denominated securities and cash accounts in foreign currencies in order to pay expenses in foreign countries. At period-end, the Company re-measures those non-U.S. currency financial assets to their current U.S. dollar equivalent. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Global Indemnity plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Indemnity, plc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2012, the Company retrospectively adopted a new accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 15, 2013

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,187,094 and $1,258,533)	$1,229,322	$1,296,885
Equity securities:
Available for sale, at fair value (cost: $167,179 and $155,390)	197,075	168,361
Other invested assets:
Available for sale, at fair value (cost: $3,049 and $4,150)	3,132	6,617

Total investments	1,429,529	1,471,863
Cash and cash equivalents	104,460	175,860
Premiums receivable, net	45,162	47,844
Reinsurance receivables	241,827	287,986
Federal income taxes receivable	6,844	2,223
Deferred federal income taxes	10,824	14,642
Deferred acquisition costs	18,265	21,564
Intangible assets	18,343	18,704
Goodwill	4,820	4,820
Prepaid reinsurance premiums	5,945	6,555
Receivable for securities sold	—	1,484
Other assets	17,684	19,371

Total assets	$1,903,703	$2,072,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$879,114	$971,377
Unearned premiums	94,114	114,041
Ceded balances payable	4,201	8,887
Contingent commissions	9,911	7,473
Payable for securities purchased	2,634	—
Notes and debentures payable	84,929	103,000
Other liabilities	22,182	29,075

Total liabilities	1,097,085	1,233,853

Commitments and contingencies (Note 16)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,087,939 and 21,429,683, respectively; A ordinary shares outstanding: 13,030,938 and 16,810,678, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	512,304	621,917
Accumulated other comprehensive income, net of taxes	53,350	40,174
Retained earnings	342,171	307,413
A ordinary shares in treasury, at cost: 3,057,001 and 4,619,005 shares, respectively	(101,210)	(130,444)

Total shareholders’ equity	806,618	839,063

Total liabilities and shareholders’ equity	$1,903,703	$2,072,916

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Gross premiums written	$244,053	$307,903	$345,763

Net premiums written	$219,547	$280,570	$296,504

Net premiums earned	$238,862	$297,854	$286,774
Net investment income	47,557	53,112	56,623
Net realized investment gains:
Other than temporary impairment losses on investments	(5,914)	(6,628)	(511)
Other than temporary impairment losses on investments recognized in other comprehensive income	541	—	43
Other net realized investment gains	12,128	28,101	26,905

Total net realized investment gains	6,755	21,473	26,437
Other income (loss)	(158)	12,581	293

Total revenues	293,016	385,020	370,127
Losses and Expenses:
Net losses and loss adjustment expenses	153,628	278,684	130,359
Acquisition costs and other underwriting expenses	95,403	121,491	118,214
Corporate and other operating expenses	9,691	13,973	20,767
Interest expense	5,393	6,476	7,020

Income (loss) before income taxes	28,901	(35,604)	93,767
Income tax expense (benefit)	(5,856)	2,787	8,874

Income (loss) before equity in net income (loss) of partnerships	34,757	(38,391)	84,893
Equity in net income (loss) of partnerships, net of taxes	—	53	(22)

Net income (loss)	$34,757	$(38,338)	$84,871

Per share data (1):
Net income (loss)
Basic	$1.30	$(1.27)	$2.81

Diluted	$1.30	$(1.27)	$2.80

Weighted-average number of shares outstanding
Basic	26,722,772	30,246,095	30,237,787

Diluted	26,748,833	30,246,095	30,274,259

(1)	For the year ended December 31, 2011, “diluted” shares are the same as “basic” shares since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$34,757	$(38,338)	$84,871

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	8,383	(2,195)	28,085
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(538)	(31)	88
Recognition of previously unrealized holding (gains) losses	5,448	(14,724)	(19,400)
Unrealized foreign currency translation gains (losses)	(117)	(87)	(43)

Other comprehensive income (loss), net of tax	13,176	(17,037)	8,730

Comprehensive income (loss), net of tax	$47,933	$(55,375)	$93,601

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2012	2011	2010
Number of A ordinary shares issued:
Number at beginning of period	21,429,683	21,340,821	21,243,345
Ordinary shares issued under share incentive plans	29,675	47,682	20,828
Ordinary shares issued to directors	—	41,180	76,648
Ordinary shares retired	(5,371,419)	—	—

Number at end of period	16,087,939	21,429,683	21,340,821

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$621,917	$622,725	$619,473
Share compensation plans	2,582	(808)	3,252
A ordinary shares retired	(112,195)	—	—

Balance at end of period	$512,304	$621,917	$622,725

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,174	$57,211	$48,481
Other comprehensive income (loss):
Change in unrealized holding gains (losses) during the period	13,307	(16,921)	8,703
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(14)	(29)	70
Unrealized foreign currency translation losses	(117)	(87)	(43)

Other comprehensive income (loss)	13,176	(17,037)	8,730

Balance at end of period	$53,350	$40,174	$57,211

Retained earnings:
Balance at beginning of period	$307,413	$345,751	$264,748
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	(3,868)
Net income (loss)	34,757	(38,338)	84,871

Balance at end of period	$342,171	$307,413	$345,751

Number of treasury shares:
Number at beginning of period	4,619,005	3,040,277	3,028,106
A ordinary shares purchased	3,809,415	1,578,728	12,171
A ordinary shares retired	(5,371,419)	—	—

Number at end of period	3,057,001	4,619,005	3,040,277

Treasury shares, at cost:
Balance at beginning of period	$(130,444)	$(100,912)	$(100,720)
A ordinary shares purchased, at cost	(82,961)	(29,532)	(192)
A ordinary shares retired	112,195	—	—

Balance at end of period	$(101,210)	$(130,444)	$(100,912)

Total shareholders’ equity	$806,618	$839,063	$924,769

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$34,757	$(38,338)	$84,871
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	59	76	83
Amortization and depreciation	1,880	2,224	4,466
Restricted stock and stock option expense	2,625	(651)	3,510
Deferred federal income taxes	(1,463)	169	3,466
Amortization of bond premium and discount, net	6,981	6,196	3,450
Net realized investment gains	(6,755)	(21,473)	(26,437)
Equity in net (income) loss of partnerships	—	(53)	22
Changes in:
Premiums receivable, net	2,682	8,813	13,054
Reinsurance receivables	46,159	134,858	120,507
Unpaid losses and loss adjustment expenses	(92,263)	(81,366)	(204,998)
Unearned premiums	(19,927)	(21,831)	4,290
Ceded balances payable	(4,686)	(3,489)	(3,633)
Other assets and liabilities, net	(6,788)	(1,153)	(8,676)
Contingent commissions	2,438	(1,787)	(1,909)
Federal income tax receivable/payable	(4,621)	(2,277)	3,576
Deferred acquisition costs, net	3,299	7,795	(2,110)
Prepaid reinsurance premiums	610	4,549	5,442

Net cash provided by (used for) operating activities	(35,013)	(7,738)	(1,026)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	454,655	724,969	650,386
Proceeds from sale of equity securities	50,176	122,045	49,537
Proceeds from maturity of fixed maturities	73,370	45,225	45,020
Proceeds from sale of other invested assets	1,114	10,565	68
Purchases of fixed maturities	(457,150)	(635,736)	(684,635)
Purchases of equity securities	(57,509)	(145,355)	(109,802)
Purchases of other invested assets	(13)	(10,054)	—
Acquisition of business, net of cash acquired	—	—	(14,970)

Net cash provided by (used for) investing activities	64,643	111,659	(64,396)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	—	(132)	(258)
Purchases of A ordinary shares	(82,959)	(29,532)	(192)
Principal payments of term debt	(18,071)	(18,285)	(284)

Net cash provided by (used for) financing activities	(101,030)	(47,949)	(734)

Effect of exchange rates on cash and cash equivalents	—	—	(43)

Net change in cash and cash equivalents	(71,400)	55,972	(66,199)
Cash and cash equivalents at beginning of period	175,860	119,888	186,087

Cash and cash equivalents at end of period	$104,460	$175,860	$119,888

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principals of Consolidation and Basis of Presentation

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

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd. (“Wind River Reinsurance”)

The Company offers property and casualty insurance products in the excess and surplus lines marketplace through its Insurance Operations and provides third party treaty reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance through its Reinsurance Operations. The Company manages its Insurance Operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Wind River Reinsurance. Wind River Reinsurance provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

The consolidated financial statements have been prepared in conformity with United States of America generally accepted accounting principles (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

The effect of adoption of this guidance on the consolidated balance sheet as of December 31, 2011 was as follows:

	December 31, 2011
Balance Sheet (Dollars in thousands)	As Previously Reported	As Currently Reported
Deferred acquisition costs	$25,565	$21,564
Deferred federal income taxes	13,242	14,642
Total assets	2,075,517	2,072,916
Retained earnings	310,014	307,413
Total shareholders’ equity	841,664	839,063
Total liabilities and shareholders’ equity	2,075,517	2,072,916

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of adoption of this guidance on the consolidated income statements for the years ended December 30, 2011 and 2010 was as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Income Statements (Dollars in thousands, except per share data)	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported
Acquisition costs and other underwriting expenses	$123,475	$121,491	$118,164	$118,214
Income (loss) before income taxes	(37,588)	(35,604)	93,817	93,767
Income tax expense	2,093	2,787	8,892	8,874
Net income (loss)	(39,628)	(38,338)	84,903	84,871
Net income (loss) per share—basic	$(1.31)	$(1.27)	$2.81	$2.81

Net income (loss) per share—diluted	$(1.31)	$(1.27)	$2.80	$2.80

The effect of adoption of this guidance on the consolidated statement of cash flows for the year ended December 31, 2011 was as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Statement of Cash Flows (Dollars in thousands)	As Previously Reported	As Currently Reported	As Previously Reported	As Currently Reported
Net income (loss)	$(39,628)	$(38,338)	$84,903	$84,871
Deferred federal income taxes	(525)	169	3,484	3,466
Change in deferred acquisition costs	9,779	7,795	(2,160)	(2,110)

3.	Premium Deficiency

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

During the year ended December 31, 2012, the Company recorded $0.5 million, or $0.02 per diluted share, of premium deficiency charges, which was entirely comprised of reductions to deferred acquisition costs in the Insurance Operations.

During the year ended December 31, 2011, the Company recorded $13.3 million of premium deficiency charges, comprised of reductions to deferred acquisition costs of $8.2 million and increases to unpaid loss and loss adjustment expenses of $5.1 million. As of December 31, 2011, $4.1 million of premium deficiency reserves were included in unpaid losses and loss adjustment expenses.

The $13.3 million of premium deficiency charges recorded during the year ended December 31, 2011 consisted of $8.1 million recorded in Insurance Operations and $5.2 million recorded in Reinsurance Operations. The $8.1 million recorded in Insurance Operations related primarily to casualty and professional lines products distributed through wholesale brokers and consisted of $3.7 million of reductions to deferred acquisition costs and $4.4 million of increases to unpaid loss and loss adjustment expenses. The $5.2 million recorded in Reinsurance Operations related primarily to marine lines and consisted of $4.5 million of reductions to deferred acquisition costs and $0.7 million of increases to unpaid loss and loss adjustment expenses.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The $8.9 million net impact during the year ended December 31, 2011 consisted of $5.3 million recorded in Insurance Operations and $3.6 million recorded in Reinsurance Operations. The $5.3 million net impact recorded in Insurance Operations consisted of $1.9 million of reductions to deferred acquisition costs and $3.4 million of increases to loss and loss adjustment expense reserves. The $3.6 million net impact recorded in Reinsurance Operations consisted of $2.9 million of reductions to deferred acquisition costs and $0.7 million of increases to loss and loss adjustment expense reserves.

There was no impact to the Company’s financial condition resulting from premium deficiencies during the year ended December 31, 2010.

4.	Re-domestication

In February 2010, the Board of Directors approved a plan for the Company to re-domesticate from the Cayman Islands to Ireland. At a special shareholders meeting held on May 27, 2010, the Company’s shareholders voted in favor of completing the re-domestication proposal pursuant to which all United America Indemnity, Ltd. ordinary shares would be cancelled and all holders of such shares would receive ordinary shares of Global Indemnity plc, a newly formed Irish company that was incorporated on March 9, 2010, on a one-for-two basis (two United America Indemnity, Ltd. shares exchanged for one Global Indemnity plc share). The re-domestication transaction was completed on July 2, 2010, following approval from the Grand Court of the Cayman Islands, at which time Global Indemnity plc replaced United America Indemnity, Ltd. as the ultimate parent company, and United America Indemnity, Ltd. became a wholly-owned subsidiary of Global Indemnity plc. Shares of United America Indemnity, Ltd. previously traded on the NASDAQ Global Select Market under the symbol “INDM.” Shares of the Irish company, Global Indemnity plc, began trading on the NASDAQ Global Select Market on July 6, 2010 under the symbol “GBLI.”

5.	Profit Enhancement Initiative

On November 2, 2010, the Company committed to a Profit Enhancement Initiative with respect to its Insurance Operations. The plan was initiated on November 4, 2010, and was part of the Company’s efforts to streamline its operations in response to the continuing impact of the domestic recession as well as the competitive landscape within the excess and surplus lines market. This initiative was intended to enhance profitability and earnings by aligning corporate overhead costs with changes in the Company’s business. In the fourth quarter of 2010, the Company reduced its U.S. based census by approximately 25%, closed underperforming U.S. facilities, and supplemented staffing in Bermuda and in Ireland. All action items relating to this initiative were implemented by December 31, 2010.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of the 2011 reorganization included (1) employee termination and severance charges of $0.79 million; (2) charges of $0.84 million related to discontinuing use of leased office space, net of expected sub-lease income; and (3) fixed asset and leasehold improvement impairments of $1.17 million. Of the $2.79 million in additional charges incurred, $2.03 million were recorded within the Insurance Operations segment and $0.76 million were recorded within the Reinsurance Operations segment.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2012, 2011 and 2010:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total
Charges incurred in 2010	$1,711	$1,532	$631	$2,907	$6,781
Cash payments for 2010 actions	(758)	—	—	(985)	(1,743)
Non-cash adjustments for 2010 actions	176	—	(631)	(1,430)	(1,885)

Liability at December 31, 2010	$1,129	$1,532	$—	$492	$3,153
Cash payments for 2010 actions	(1,129)	(805)	—	(492)	(2,426)
Non-cash adjustments for 2010 actions	—	259	—	—	259
Additional charges incurred in 2011	785	842	1,165	—	2,792
Non-cash adjustments for 2011 actions	—	—	(1,165)	—	(1,165)

Liability at December 31, 2011	$785	$1,828	$—	$—	$2,613
Cash payments for 2010 actions	—	(389)	—	—	(389)
Cash payments for 2011 actions	(773)	(301)	—	—	(1,074)
Non-cash adjustments for 2010 actions	—	—	—	—	—
Non-cash adjustments for 2011 actions	—	(267)	—	—	(267)

Liability at December 31, 2012	$12	$871	$—	$—	$883

The following table summarizes the charges incurred within the Company’s consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Decrease in net earned premium	$—	$—	$1,477
Acquisition costs and other underwriting expenses	(267)	3,051	3,874
Corporate and other operating expenses	—	—	1,430

Total restructuring charges	$(267)	$3,051	$6,781

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities and equity securities are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding limited partnership interests, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary.

As of December 31, 2012 and 2011, the Company held $130.0 million and $195.9 million in corporate loans, respectively. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR which resets periodically, typically at intervals between one month and one year. The Company’s investments in corporate loans are purchased in secondary markets for the purpose of being held as investments. They are carried at fair value with any change in the difference between amortized cost and fair value, net of the effect of deferred income taxes, reflected in accumulated other comprehensive income in shareholders’ equity. These investments are typically below investment grade.

The Company’s investments in other invested assets are comprised of limited liability partnership interests and are carried at their fair value. The change in the difference between cost and the fair value of the partnership interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

The Company’s investments in other invested assets were valued at $3.1 million and $6.6 million as of December 31, 2012 and 2011, respectively. Both of these amounts relate to investments in limited partnerships who have invested primarily in publicly traded companies. However, not all of the partnerships’ investments are publicly traded, nor does the Company have access to daily valuations, therefore the estimated fair values of these limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2012, 2011, and 2010, please see Note 7 below.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2012, the Company had approximately $75.3 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.3 million and $1.5 million as of December 31, 2012 and 2011, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Recent accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the analysis performed in 2012, there was no impairment of goodwill as of December 31, 2012.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Recent accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the analysis performed in 2012, there were no impairments of indefinite lived intangible assets as of December 31, 2012.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the analysis performed in 2012, there were no impairments of definite lived intangible assets as of December 31, 2012.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due. Any changes in the allowance resulting from this review are included in income during the period in which the determination is made. During 2012, the Company decreased its uncollectible reinsurance reserve by $1.0 million due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables. During 2011, the Company decreased its uncollectible reinsurance reserve by $2.7 million due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables.

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

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are directly related to the successful acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned.

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

The amortization of deferred acquisition costs for the years ended December 31, 2012, 2011, and 2010 was $48.9 million, $78.1 million, and $72.1 million, respectively. For the year ended December 31, 2012, premium

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deficiencies included in acquisition costs were $0.5 million. For the year ended December 31, 2011, the Company’s results of operations reflect acquisition costs and loss and loss adjustment expenses which were $4.8 million and $4.1 million higher, respectively, than they otherwise would have been as a result of premium deficiencies. Deferred acquisition costs were deemed to be fully recoverable as of December 31, 2010. For additional information surrounding premium deficiencies, see Note 3.

Notes and Debentures Payable

The carrying amounts reported in the balance sheet represent the outstanding balances.

In accordance with the applicable accounting guidance that establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, the Company’s junior subordinated debentures are classified as a liability on the balance sheet and the related distributions are recorded as interest expense in the statement of operations.

The Company does not consolidate its business trust subsidiaries, which in the aggregate issued $30.0 million of Trust Preferred Securities and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2012 and 2011.

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to the Reinsurance Operations are paid profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these commissions, which is stated separately on the face of the consolidated balance sheet as contingent commissions, was $9.9 million and $7.5 million as of December 31, 2012 and 2011, respectively.

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 17 for details.

Earnings per Share

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options, warrants, and other equity awards. See Note 19 for details.

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent with the resulting gain or loss reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction losses were $0.7 million for the year ended December 31, 2012. Net transaction gains were $0.4 million for the year ended December 31, 2011. Net transaction losses were $0.4 million for the year ended December 31, 2010.

Out-of-Period Adjustment

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company identified an error in the consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009 related to the recognition of incurred losses on two of the assumed reinsurance treaties at the Company’s Reinsurance Operations. These contracts relate to accident years 2009 and 2010 and have not been renewed. During the years ended December 31, 2009, 2010 and 2011, the Company’s internal calculations over-recorded the profitability of these two treaties, resulting in net income and equity being overstated by approximately $1.6 million over the three year period. There was no impact to the Company’s cash flows during these periods.

The Company has corrected this error in its consolidated financial statements as of and for the year ended December 31, 2012 by increasing the “Unpaid losses and loss adjustment expenses” line item on the consolidated balance sheet and the “Net losses and loss adjustment expenses” line item on the consolidated statement of operations by $1.6 million, or $0.06 per diluted share, the cumulative effect of the error. The Company does not believe that that these adjustments are material to any prior years’ consolidated financial statements. As a result, the Company has not restated or adjusted any prior period amounts for this error.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2012 and 2011:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2012
Fixed maturities:
U.S. treasury and agency obligations	$102,186	$6,559	$(1)	$108,744	$—
Obligations of states and political subdivisions	194,326	6,883	(132)	201,077	—
Mortgage-backed securities	247,639	8,492	(189)	255,942	(8)
Asset-backed securities	111,289	2,071	(9)	113,351	(24)
Commercial mortgage-backed securities	8,070	60	(13)	8,117	—
Corporate bonds and loans	469,860	16,739	(428)	486,171	—
Foreign corporate bonds	53,724	2,196	—	55,920	—

Total fixed maturities	1,187,094	43,000	(772)	1,229,322	(32)
Common stock	167,179	32,847	(2,951)	197,075	—
Other invested assets	3,049	83	—	3,132	—

Total	$1,357,322	$75,930	$(3,723)	$1,429,529	$(32)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2011
Fixed maturities:
U.S. treasury and agency obligations	$123,089	$8,201	$(1)	$131,289	$—
Obligations of states and political subdivisions	198,374	7,822	(63)	206,133	—
Mortgage-backed securities	259,935	9,283	(228)	268,990	(13)
Asset-backed securities	94,096	1,931	(63)	95,964	(32)
Commercial mortgage-backed securities	29,975	66	(72)	29,969	—
Corporate bonds and loans	510,580	14,317	(3,696)	521,201	(134)
Foreign corporate bonds	42,484	994	(139)	43,339	—

Total fixed maturities	1,258,533	42,614	(4,262)	1,296,885	(179)
Common stock	155,390	19,436	(6,465)	168,361	—
Other invested assets	4,150	2,467	—	6,617	—

Total	$1,418,073	$64,517	$(10,727)	$1,471,863	$(179)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 3% and 4% of shareholders’ equity at December 31, 2012 or 2011, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$86,732	$87,816
Due in one year through five years	540,891	565,413
Due in five years through ten years	148,007	152,588
Due in ten years through fifteen years	9,601	10,993
Due after fifteen years	34,865	35,102
Mortgage-backed securities	247,639	255,942
Asset-backed securities	111,289	113,351
Commercial mortgage-backed securities	8,070	8,117

	$1,187,094	$1,229,322

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2012:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$2,002	$(1)	$—	$—	$2,002	$(1)
Obligations of states and political subdivisions	33,204	(132)	—	—	33,204	(132)
Mortgage-backed securities	33,635	(172)	640	(17)	34,275	(189)
Asset-backed securities	5,722	(3)	4,763	(6)	10,485	(9)
Commercial mortgage-backed securities	2,839	(13)	—	—	2,839	(13)
Corporate bonds and loans	8,202	(274)	3,308	(154)	11,510	(428)
Foreign corporate bonds	—	—	—	—	—	—

Total fixed maturities	85,604	(595)	8,711	(177)	94,315	(772)
Common stock	30,153	(2,284)	3,950	(667)	34,103	(2,951)

Total	$115,757	$(2,879)	$12,661	$(844)	$128,418	$(3,723)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2012 concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 6 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations—As of December 31, 2012, gross unrealized losses related to U.S. treasury and agency obligations were $0.001 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions—As of December 31, 2012, gross unrealized losses related to obligations of states and political subdivisions were $0.132 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated A- or better. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”)—As of December 31, 2012, gross unrealized losses related to mortgage-backed securities were $0.189 million. Of this amount, $0.017 million has been in an unrealized loss position for twelve months or greater and are rated investment grade. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset backed securities (“ABS”)—As of December 31, 2012, gross unrealized losses related to asset backed securities were $0.009 million. Of this amount, $0.006 million has been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 34.1. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of December 31, 2012, gross unrealized losses related to the CMBS portfolio were $0.013 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 26.3. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans—As of December 31, 2012, gross unrealized losses related to corporate bonds and loans were $0.428 million. Of this amount, $0.154 million has been in an unrealized loss position for twelve months or greater. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of December 31, 2012, the Company did not have any gross unrealized losses related to foreign bonds. The Company’s investment manager maintains financial models for its bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Common stocks—As of December 31, 2012, gross unrealized losses related to common stock were $2.951 million. Of this amount, $0.667 million has been in an unrealized loss position for twelve months or greater. To determine if other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturities:
OTTI losses, gross	$1,258	$2,449	$121
Portion of loss recognized in other comprehensive income (pre-tax)	(541)	—	(43)

Net impairment losses on fixed maturities recognized in earnings	717	2,449	78
Equity securities	4,656	4,179	390

Total	$5,373	$6,628	$468

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2012, 2011 and 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

(Dollars in thousands)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Balance at beginning of period	$86	$115	$50
Additions where no OTTI was previously recorded	55	—	63
Additions where an OTTI was previously recorded	—	—	15
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	(55)	(29)	(13)

Balance at end of period	$86	$86	$115

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income as of December 31, 2012 and 2011 was as follows:

(Dollars in thousands)	December 31,
	2012	2011
Net unrealized gains from:
Fixed maturities	$42,228	$38,352
Common stocks	29,896	12,971
Partnerships	83	2,467
Deferred taxes	(18,857)	(13,616)

Accumulated other comprehensive income	$53,350	$40,174

Net Realized Investment Gains

The components of net realized investment gains on the sale of investments and other than temporary impairment losses for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturities:
Gross realized gains	$4,100	$15,295	$17,915
Gross realized losses	(1,800)	(3,511)	(557)

Net realized gains (losses)	2,300	11,784	17,358

Common stock:
Gross realized gains	10,630	15,792	9,905
Gross realized losses	(6,175)	(6,862)	(829)

Net realized gains (losses)	4,455	8,930	9,076

Preferred stock:
Gross realized gains	—	1,546	3
Gross realized losses	—	—	—

Net realized gains (losses)	—	1,546	3

Other invested assets
Gross realized gains	—	—	—
Gross realized losses	—	(787)	—

Net realized gains (losses)	—	(787)	—

Total net realized investment gains	$6,755	$21,473	$26,437

The proceeds from sales of available for sale securities resulting in net realized investment gains for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturities	$454,655	$724,969	$650,386
Equity securities	50,176	122,045	49,537
Other invested assets	1,114	9,217	—

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income

The sources of net investment income for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturities	$41,969	$54,153	$60,262
Equity securities	5,132	3,602	2,177
Cash and cash equivalents	111	68	161
Other invested assets	4,802	11	4

Total investment income	52,014	57,834	62,604
Investment expense	(4,457)	(4,722)	(5,981)

Net investment income	$47,557	$53,112	$56,623

The Company’s total investment return on a pre-tax basis for 2012, 2011, and 2010 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net investment income	$47,557	$53,112	$56,623

Net realized investment gains	6,755	21,473	26,437
Net equity in net income (loss) of partnerships	—	81	(33)
Net unrealized investment gains (losses)	18,417	(22,882)	12,138

Net investment return	25,172	(1,328)	38,542

Total investment return	$72,729	$51,784	$95,165

Total investment return %	4.6%	3.1%	5.6%

Average investment portfolio (1)	$1,590,281	$1,680,813	$1,703,237

(1)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Municipal Bonds

As of December 31, 2012, the Company held insurance enhanced municipal bonds of approximately $42.1 million, which represented approximately 2.7% of its total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $10.5 million of these bonds are pre-refunded with U.S. treasury securities, of which $7.0 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $31.6 million of insurance enhanced municipal bonds, $19.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance
AAA	$8,862	$—
AA	1,037	8,862
A	9,246	10,283

Total	$19,145	$19,145

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2012, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$3,022	$1,918	$—	$1,104
Financial Guaranty Insurance Company	217	217	—	—
Assured Guaranty Corporation	12,136	—	—	12,136
Municipal Bond Insurance Association	11,841	4,500	—	7,341
Gov’t National Housing Association	2,398	397	2,001	—
Permanent School Fund Guaranty	8,862	—	8,862	—

Total backed by financial guarantors	38,476	7,032	10,863	20,581
Other credit enhanced municipal bonds	3,594	3,435	—	159

Total	$42,070	$10,467	$10,863	$20,740

In addition to the $42.1 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $21.1 million, which represented approximately 1.4% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $21.1 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.4 million), Municipal Bond Insurance Association ($4.6 million), Ambac ($2.1 million), Assured Guaranty Corporation ($8.7 million), and Other ($5.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2012.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2012 and 2011:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2012	December 31, 2011
On deposit with governmental authorities	$42,492	$43,830
Intercompany trusts held for the benefit of U.S. policyholders	553,893	545,230
Held in trust pursuant to third party requirements	132,684	82,577
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,368	6,125

Total	$735,437	$677,762

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurements

Unless otherwise noted, the reported value of assets and liabilities approximates their fair value.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$89,981	$18,763	$—	$108,744
Obligations of states and political subdivisions	—	201,077	—	201,077
Mortgage-backed securities	—	255,942	—	255,942
Commercial mortgage-backed securities	—	8,117	—	8,117
Asset-backed securities	—	113,351	—	113,351
Corporate bonds and loans	—	486,171	—	486,171
Foreign corporate bonds	—	55,920	—	55,920

Total fixed maturities	89,981	1,139,341	—	1,229,322
Common stock	197,075	—	—	197,075
Other invested assets	—	—	3,132	3,132

Total invested assets	$287,056	$1,139,341	$3,132	$1,429,529

As of December 31, 2011	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$90,602	$40,687	$—	$131,289
Obligations of states and political subdivisions	—	206,133	—	206,133
Mortgage-backed securities	—	268,990	—	268,990
Commercial mortgage-backed securities	—	29,969	—	29,969
Asset-backed securities	—	95,964	—	95,964
Corporate bonds and loans	—	521,201	—	521,201
Foreign corporate bonds	—	43,339	—	43,339

Total fixed maturities	90,602	1,206,283	—	1,296,885
Common stock	168,361	—	—	168,361
Other invested assets	—	—	6,617	6,617

Total invested assets	$258,963	$1,206,283	$6,617	$1,471,863

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.

The following tables present the changes in Level 3 investments measured at fair value on a recurring basis for 2012, 2011 and 2010:

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2012	$6,617
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss) (1)	(2,384)
Purchases	13
Sales	(1,114)

Ending balance at December 31, 2012	$3,132

Losses for 2012 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2012	$—

(1)	The Company received a $4.8 million distribution on a limited partnership investment during the year ended December 31, 2012, which was recognized in investment income and reduced accumulated other comprehensive income.

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2011	$5,380
Total gains (realized / unrealized):
Included in equity in net income of partnership	81
Included in accumulated other comprehensive income (loss)	1,871
Purchases	49
Sales	(764)

Ending balance at December 31, 2011	$6,617

Losses for 2011 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2011	$—

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(33)
Included in accumulated other comprehensive income (loss)	(2,518)
Sales	(68)

Ending balance at December 31, 2010	$5,380

Losses for 2010 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2010	$(33)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the Company’s investments in limited partnerships, as of December 31, 2010, $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities were subject to an appraisal action in Delaware State Court. In February, 2011, the Company’s remaining interest of $1.1 million was liquidated.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at December 31, 2012 and 2011 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,132	$2,507	$6,617	$2,520
Real Estate Fund, LP (2)	—	—	—	—

Total	$3,132	$2,507	$6,617	$2,520

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships. One vendor provides prices for equity securities and all fixed maturity categories except for corporate loans. A second vendor provides prices for the corporate loan securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity prices are received from all primary and secondary exchanges.

•

Corporate and agency bonds are evaluated by utilizing a multi-dimensional relational model. For bonds with early redemption options, the pricing vendor utilizes an option adjusted spread model. Both asset

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classes use standard inputs and incorporate security set up, defined sector breakdown, benchmark yields, apply base spreads, yield to maturity, and adjust for corporate actions.

•

A volatility-driven multi-dimensional spread table or an option-adjusted spread model and prepayment model is used for agency commercial mortgage obligations (“CMO”). For non-agency CMOs, a prepayment/spread/yield/price adjustment model is utilized. CMOs are categorized with mortgage-backed securities in the tables listed above. For ABSs, a multi-dimensional, collateral specific spread / prepayment speed tables is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, and treasury swap curves and spread adjustments.

•

For municipals, a multi-dimensional relational model is used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, benchmark yields, apply base spreads, yield to worst or market convention, ratings updates, prepayment schedules and adjustments for material events notices.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA (a forward MBS trade) or benchmarking to value a security.

•	Corporate loans are priced using averages of bids and offers obtained from the broker/dealer community involved in trading such loans.

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

During 2012 or 2011, the Company did not adjust quotes or prices obtained from the pricing vendors.

9.	Goodwill and Intangible Assets

In April 2010, the Company recorded goodwill of $4.8 million and intangible assets of $10.2 million as a result of an acquisition in exchange for $15.0 million in cash. The acquisition was recorded in the Insurance Operations as a business combination using the purchase method of accounting in accordance with applicable accounting guidance. The intangible assets were comprised of trademarks, customer relationships, and non-compete agreements. The trademarks were determined to have an indefinite life and therefore are not subject to amortization. The customer relationships and non-compete agreements were determined to have definite lives and are being amortized over their estimated useful lives. The customer relationships are being amortized over fifteen years, and the non-compete agreements are being amortized over two years.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

As of December 31, 2012 and 2011, the Company has goodwill of $4.8 million as a result of a 2010 acquisition, which represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. Impairment testing performed in 2012 and 2011 did not result in impairment of the goodwill acquired.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2012:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	957	4,343
Non-compete agreements	2 years	50	50	—

		$19,350	$1,007	$18,343

The following table presents details of the Company’s intangible assets as of December 31, 2011:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	603	4,697
Non-compete agreements	2 years	50	43	7

		$19,350	$646	$18,704

Amortization related to the Company’s definite lived intangible assets was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2013	353
2014	353
2015	353
2016	353
2017	353

Intangible assets with indefinite lives

As of December 31, 2012 and 2011, indefinite lived intangible assets, which are comprised of trade names, trademarks, and state insurance licenses, were $14.0 million. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets. Impairment testing performed in 2012 and 2011 indicated that there was no impairment of these assets.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets with definite lives

As of December 31, 2012 and 2011, definite lived intangible assets were $4.3 million and $4.7 million, net of accumulated amortization, and were comprised of customer relationships and non-compete agreements. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets. There was no impairment of these assets in 2012 or 2011.

10.	Reinsurance

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

The Company had the following reinsurance balances as of December 31, 2012 and December 31, 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Reinsurance receivables	$241,827	$287,986
Collateral securing reinsurance receivables	(155,082)	(169,002)

Reinsurance receivables, net of collateral	$86,745	$118,984

Allowance for uncollectible reinsurance receivables	$9,010	$10,021
Prepaid reinsurance premiums	5,945	6,555

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $8.0 million and $10.0 million at December 31, 2012 and 2011, respectively.

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

Property Per Risk Excess of Loss—Effective January 1, 2013, the Company renewed its property per risk excess of loss treaty which provides coverage of 50% of $13.0 million per risk in excess of $2.0 million per risk. This replaces the treaty that expired December 31, 2012, which provided 100% of $13.0 million per risk in excess of $2.0 million per risk. The renewal treaty provides coverage in two layers: $3.0 million per risk in excess of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. The first layer is subject to a $6.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

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

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2012.

As of December 31, 2012, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

(Dollars in millions)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2012)
Munich Re America Corporation	$36.2	A+

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2012:
Direct business	$201,787	$203,587
Reinsurance assumed	42,266	60,393
Reinsurance ceded	(24,506)	(25,118)

Net premiums	$219,547	$238,862

For the year ended December 31, 2011:
Direct business	$228,910	$247,816
Reinsurance assumed	78,993	81,920
Reinsurance ceded	(27,333)	(31,882)

Net premiums	$280,570	$297,854

For the year ended December 31, 2010:
Direct business	$245,482	$248,995
Reinsurance assumed	100,281	92,478
Reinsurance ceded	(49,259)	(54,699)

Net premiums	$296,504	$286,774

11.	Income Taxes

As of December 31, 2012, the statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income, 30.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2012, 2011, and 2010 were as follows:

Year Ended December 31, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$135,176	$201,791	$(92,914)	$244,053

Net premiums written	$134,628	$84,919	$—	$219,547

Net premiums earned	$153,283	$85,579	$—	$238,862
Net investment income	42,012	23,985	(18,440)	47,557
Net realized investment gains	995	5,760	—	6,755
Other income (loss)	(726)	568	—	(158)

Total revenues	195,564	115,892	(18,440)	293,016
Losses and Expenses:
Net losses and loss adjustment expenses	93,044	60,584	—	153,628
Acquisition costs and other underwriting expenses	59,046	36,357	—	95,403
Corporate and other operating expenses	4,753	4,938	—	9,691
Interest expense	—	23,833	(18,440)	5,393

Income (loss) before income taxes	$38,721	$(9,820)	$—	$28,901

Year Ended December 31, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$184,854	$229,148	$(106,099)	$307,903

Net premiums written	$184,352	$96,218	$—	$280,570

Net premiums earned	$193,816	$104,038	$—	$297,854
Net investment income	43,837	27,716	(18,441)	53,112
Net realized investment gains	4,304	17,169	—	21,473
Other income	443	12,138	—	12,581

Total revenues	242,400	161,061	(18,441)	385,020
Losses and Expenses:
Net losses and loss adjustment expenses	202,633	76,051	—	278,684
Acquisition costs and other underwriting expenses	80,272	41,219	—	121,491
Corporate and other operating expenses	9,414	4,559	—	13,973
Interest expense	—	24,917	(18,441)	6,476

Income (loss) before income taxes	$(49,919)	$14,315	$—	$(35,604)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2010: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$202,639	$245,481	$(102,357)	$345,763

Net premiums written	$202,797	$93,707	$—	$296,504

Net premiums earned	$194,719	$92,055	$—	$286,774
Net investment income	44,427	30,636	(18,440)	56,623
Net realized investment gains	6,639	19,798	—	26,437
Other income (loss)	(360)	653	—	293

Total revenues	245,425	143,142	(18,440)	370,127
Losses and Expenses:
Net losses and loss adjustment expenses	100,125	30,234	—	130,359
Acquisition costs and other underwriting expenses	76,111	42,103	—	118,214
Corporate and other operating expenses	10,111	10,656	—	20,767
Interest expense	—	25,460	(18,440)	7,020

Income before income taxes	$59,078	$34,689	$—	$93,767

The following table summarizes the components of income tax expense (benefit):

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Current income tax expense (benefit):
Foreign	$(628)	$729	$184
U.S. Federal	(3,765)	1,889	5,224

Total current income tax expense (benefit)	(4,393)	2,618	5,408
Deferred income tax expense (benefit):
U.S. Federal	(1,463)	169	3,466

Total deferred income tax expense (benefit)	(1,463)	169	3,466

Total income tax expense (benefit)	$(5,856)	$2,787	$8,874

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$(3,283)	(11.4%)	$5,740	(16.1%)	$11,974	12.8%
Adjustments:
Tax exempt interest	(1,445)	(5.0)	(1,915)	5.4	(1,988)	(2.1)
Dividend exclusion	(1,060)	(3.7)	(734)	2.1	(436)	(0.5)
Other	(68)	(0.2)	(304)	0.8	(676)	(0.7)

Actual taxes on continuing operations	$(5,856)	(20.3%)	$2,787	(7.8%)	$8,874	9.5%

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax benefit rate for 2012 was 20.3%, compared with an effective income tax benefit rate of 7.8% for 2011 and an effective income tax rate of 9.5% for 2010. The increase in the effective income tax benefit rate in 2012 compared with 2011 is primarily due to an increase in net losses in taxable jurisdictions in 2012 compared with 2011. The decrease in the effective income tax rate in 2011 compared to 2010 is primarily due to a net loss in taxable jurisdictions in 2011 compared to net income in taxable jurisdictions in 2010. For 2012, 2011 and 2010, the effective rate differed from the weighted average expected income tax expense rate primarily due to investments in tax-exempt securities.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2012 and 2011 are presented below:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$10,375	$12,092
Unearned premiums	2,737	2,783
Alternative minimum tax credit carryover	9,185	5,998
Partnership K1 basis differences	678	884
Investment impairments	2,926	1,713
Stock options	1,046	1,209
Deferred acquisition costs	722	738
Premium deficiency reserve	—	1,190
Stat-to-GAAP reinsurance reserve	2,361	2,485
Intercompany transfers	1,980	1,738
Other	2,548	2,229

Total deferred tax assets	34,558	33,059

Deferred tax liabilities:
Intangible assets	3,220	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	18,857	13,616
Investment basis differences	398	347
Depreciation and amortization	269	222
Partnership K1 basis differences	—	—
Other	990	1,012

Total deferred tax liabilities	23,734	18,417

Total net deferred tax assets	$10,824	$14,642

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2012 and 2011.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $9.2 million and $6.0 million as of December 31, 2012 and 2011, respectively, which can be carried forward indefinitely.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2009.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(Dollars in thousands)
Balance as of January 1, 2011	$691
Lapses on statutes of limitations	(414)

Balance as of December 31, 2011	277
Lapses on statutes of limitations	(277)

Balance as of December 31, 2012	$—

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2012, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheet.

12.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance at beginning of period	$971,377	$1,052,743	$1,257,741
Less: Ceded reinsurance recoverable	283,652	407,195	514,466

Net balance at beginning of period	687,725	645,548	743,275
Incurred losses and loss adjustment expenses related to:
Current year	149,183	275,284	184,460
Prior years	4,445	3,400	(54,101)

Total incurred losses and loss adjustment expenses	153,628	278,684	130,359

Paid losses and loss adjustment expenses related to:
Current year	52,164	78,340	49,863
Prior years	150,641	158,167	178,223

Total paid losses and loss adjustment expenses	202,805	236,507	228,086

Net balance at end of period	638,548	687,725	645,548
Plus: Ceded reinsurance receivables	240,566	283,652	407,195

Balance at end of period	$879,114	$971,377	$1,052,743

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2012, the Company increased its prior accident year loss reserves by $4.4 million, which consisted of a $4.2 million decrease related to Insurance Operations and an $8.7 million increase related to Reinsurance Operations.

The $4.2 million decrease related to Insurance Operations primarily consisted of the following:

•

General liability: A $6.3 million reduction primarily due to favorable emergence of $4.7 million on small business binding and $3.3 million on casualty brokerage exposures primarily in accident years 2002 through 2005. Partially offsetting these reductions were increases of $2.0 million on construction defect reserves in accident year 2007. The Company also decreased its reinsurance allowance by $0.7 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves.

•

Umbrella: A $0.7 million reduction primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•	Property: A $1.2 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Auto liability: A $1.2 million increase primarily driven by continued loss emergence on casualty brokerage exposures.

The $8.7 million increase related to Reinsurance Operations primarily consisted of the following:

•

Workers’ Compensation: An $8.3 million increase in workers’ compensation lines primarily related to accident years 2009 and 2010 driven by increased frequency and severity. As a result of these increased losses, the Company recorded $6.0 million in additional premium related to these treaties.

•	Marine: A $2.7 million increase in marine lines primarily related to accident year 2011 primarily due to higher than expected reported losses.

•

Automobile Liability: A $1.3 million increase in auto liability lines primarily related to accident year 2009 resulting from further unexpected development on non-standard auto treaties which were not renewed.

•	Property: A $3.4 million decrease in property lines primarily related to accident years 2009 and 2011 as a result of further development on worldwide catastrophe treaties.

During 2011, the Company increased its prior accident year loss reserves by $3.4 million, which consisted of a $9.7 million decrease related to Insurance Operations and a $13.1 million increase related to Reinsurance Operations.

The $9.7 million decrease related to Insurance Operations primarily consisted of the following:

•	General Liability: A $12.9 million reduction in general liability lines primarily consisted of net reductions of $25.5 million in accident years 2008 and prior due to continued favorable emergence.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $1.3 million in this line due to changes in reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $13.9 million in accident years 2009 and 2010 primarily driven by loss emergence as well as revised exposure estimates for construction defect liability. Increased estimates for construction defect were primarily the result of a methodology change during the year, with some increases in recent years due to a slight increase in claim frequency in one of the reviewed segments. The Company has addressed profitability concerns by exiting certain classes of business within this line.

•

Property: A $2.5 million reduction in property lines primarily related to accident years 2009 and 2010 related to subrogation on a large equine mortality claim as well as favorable development on prior year catastrophe claims.

•

Umbrella: A $1.7 million reduction in umbrella lines primarily related to accident years 2010 and prior primarily due to continued favorable emergence. Umbrella coverage typically attaches to other coverage lines, so these net decreases follow the decreases in general liability above.

•

Professional Liability: A $5.7 million increase in professional liability lines primarily consisted of increases of $19.0 million related to accident years 1998, 2009 and 2010, offset partially by decreases of $13.2 million related to all other accident years. In 2011, the Company exited certain professional liability classes where the volume of premium was low and loss volatility was high. The Company is focused on writing business where it expects to realize profit that meets return on investment thresholds.

•	Auto Liability: A $1.8 million increase in auto liability lines is primarily related to accident year 2010 due to higher than expected severity.

The $13.1 million increase related to Reinsurance Operations primarily consisted of the following:

•	General Liability: An $8.7 million increase in general liability lines primarily related to accident years 2009 and 2010 due to loss emergence that was greater than expected.

•

Automobile Liability: A $3.1 million increase in automobile liability lines primarily related to accident year 2010 resulting from further unexpected development on non-standard auto treaties which were not renewed in 2011.

•	Property: A $1.5 million increase in property lines primarily related to accident year 2010 and is primarily related to loss emergence on a worldwide catastrophe treaty.

•

Workers’ Compensation: A $1.0 million increase in workers’ compensation lines primarily related to accident years 2009 and 2010 and is the result of expected losses recorded on adjustment premiums recorded in 2011.

•

Professional Liability: A $1.3 million decrease in professional liability lines primarily related to accident years 2009 and 2010 and is the result of better than expected development on certain treaties.

During 2010, the Company reduced its prior accident year loss reserves by $54.1 million, which consisted of a $56.8 million decrease related to Insurance Operations and a $2.7 million increase related to Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $56.8 million decrease related to Insurance Operations primarily consisted of the following:

•

General Liability: A $43.7 million reduction in general liability lines primarily consisted of reductions of $45.4 million related to accident years 2002 through 2009 due to lower than anticipated frequency and severity. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also reduced its allowance for uncollectible reinsurance by $0.2 million primarily due to the decrease in the amount of carried reinsurance receivables. These reductions were partially offset by net increases of $1.8 million related to accident years 2001 and prior as a result of increases in loss and loss adjustment expense estimates related to construction defect claims.

•

Umbrella: A $5.4 million reduction in umbrella lines related to all accident years 2009 and prior due to less than anticipated severity. As these accident years have matured, more weight has been given to experience based methods which continue to develop favorably compared to initial indications.

•

Professional Liability: A $4.9 million reduction in professional liability lines primarily consisted of reductions of $9.9 million related to accident years 2001 through 2008 driven by lower than expected paid and incurred activity. This reduction was partially offset by increases of $5.0 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

•

Property: A$2.0 million reduction in property lines primarily consisted of reductions of $2.9 million related to accident years 2002 and 2004 through 2008 driven by lower than anticipated severity, partially offset by increases of $0.9 million related to accident year 2009 where the Company experienced higher than expected claim frequency and severity.

The $2.7 million increase related to Reinsurance Operations primarily consisted of the following:

•	Automobile Liability: A $2.6 million increase in automobile liability lines primarily due to higher frequency in accident year 2009 from a non-standard auto treaty.

•

Workers’ Compensation: A $0.5 million increase in workers’ compensation lines is related to an accident year 2009 structured excess of loss treaty where the Company increased its loss estimates based on industry workers’ compensation results.

•

Property: A $0.5 million reduction in property lines primarily consisting of reductions of $0.7 million related to accident year 2009, partially offset by increases of $0.2 million related to accident year 2008. These changes are due to continuing emergence of loss trends on a worldwide catastrophe treaty.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims ($74.8 million and $68.8 million as of December 31, 2012 and 2011, net of reinsurance, respectively) are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos & environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2012, 2011, and 2010 were IBNR reserves of $14.6 million, $26.2 million, and $20.2 million, respectively, and case reserves of approximately $5.5 million, $3.6 million, and $10.1 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross reserve for A&E losses and loss adjustment expenses—beginning of period	$50,601	$49,151	$51,170
Plus: Incurred losses and loss adjustment expenses—case reserves	7,687	2,005	896
Plus: Incurred losses and loss adjustment expenses—IBNR	(5,860)	2,395	(1,648)
Less: Payments	7,661	2,950	1,267

Gross reserves for A&E losses and loss adjustment expenses—end of period	$44,767	$50,601	$49,151

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net reserve for A&E losses and loss adjustment expenses—beginning of period	$25,285	$30,333	$31,677
Plus: Incurred losses and loss adjustment expenses—case reserves	6,934	1,873	238
Plus: Incurred losses and loss adjustment expenses—IBNR	(5,683)	(4,926)	(1,376)
Less: Payments	6,402	1,995	206

Net reserves for A&E losses and loss adjustment expenses—end of period	$20,134	$25,285	$30,333

Establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 9, 2012, The United States District Court for the Northern District of California (District Court) issued an order confirming an amended plan of reorganization (Plan) for a named insured that included an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, inter alia, non-settling insurers from asserting claims against one of the Company’s insurance companies and asbestos related claims by third parties against one of the Company’s insurance companies that are related to the named insured. An appeal from the District Court order has been filed with the 9th Circuit Court of Appeals. A motion for stay to prevent the Plan and the channeling injunction from taking effect has been denied by the District Court. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

As of December 31, 2012, 2011, and 2010, the survival ratio on a gross basis for the Company’s open A&E claims was 11.3 years, 8.9 years, and 5.5 years, respectively. As of December 31, 2012, 2011, and 2010, the survival ratio on a net basis for the Company’s open A&E claims was 7.0 years, 6.4 years, and 6.0 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

13.	Debt

Debt consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
6.22% guaranteed senior notes due July 2013 to July 2015	$54,000	$72,000
Three-month LIBOR plus 4.05% junior subordinated debentures due September 2033	10,310	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures due October 2033	20,619	20,619
Loans payable, due 2012, 4.0% stated interest	—	71

Total debt	$84,929	$103,000

Guaranteed Senior Notes

In July 2005, Global Indemnity Group, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. In accordance with the agreement, on July 20, 2011 and 2012, the Company prepaid $18.0 million of the principal amount of the guaranteed senior notes. As of December 31, 2012, the Company owes $54.0 million under these agreements. On July 20, 2013 and 2014, the Company is required to prepay $18.0 million of the principal amount. On July 20, 2015, the Company is required to pay any remaining outstanding principal amount on the notes. The Company is dependent on dividends received from its Insurance Operations to fund this debt service. The notes are guaranteed by United America Indemnity, Ltd. and Global Indemnity (Cayman) Ltd. In the event that debt service obligations were not satisfied, Global Indemnity Group, Inc. would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à.r.l., its parent company.

Junior Subordinated Debentures

In 2003, trusts formed and owned by the Company issued a total of $30.0 million of trust preferred securities. The funds were used to purchase junior subordinated interest notes and to support the business growth in the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans Payable

Loans payable of $0.1 million as of December 31, 2011 was comprised of a loan payable to a former minority shareholder. This loan was retired in 2012. Interest expense related to loans payable was $0.01 million and $0.02 million for 2011 and 2010, respectively.

14.	Shareholders’ Equity

Repurchases of the Company’s A Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2012, the Company purchased an aggregate of 4,997 of surrendered A ordinary shares from its employees for $0.1 million. During 2011, the Company purchased an aggregate of 8,347 of surrendered A ordinary shares from its employees for $0.2 million. All shares purchased from employees by the Company are held as treasury stock and recorded at cost.

In 2011 and 2012, the Board of Directors authorized the Company to repurchase up to $125.0 million of its A ordinary shares through share repurchase programs. The Company repurchased and retired an aggregate 5,371,419 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $112.2 million or an average of $20.89 per share. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2012. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital as of December 31, 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the share repurchases above, on May 9, 2012, the Company announced a self-tender offer pursuant to which it could repurchase up to $61.0 million of its A ordinary shares. On June 14, 2012, the Company accepted for purchase 2,913,464 of its A ordinary shares at a price of $21.75 per share for a total cost of $63.4 million, excluding fees and expenses related to the tender offer. The Company funded the purchase of the shares using cash on hand. Included within the A ordinary shares accepted for purchase were 122,578 A ordinary shares that Global Indemnity elected to purchase pursuant to its option to increase the size of the tender offer by up to 2.0% of the outstanding A ordinary shares.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2012:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1 – 31, 2012	199,811		$19.74	196,431	$66,748,165
February 1 – 29, 2012	100,932	(3)	$20.04	96,996	$64,804,270
March 1 – 31, 2012	153,524		$18.77	153,524	$61,925,785
April 1 – 30, 2012	54,419	(3)	$18.85	54,334	$60,902,382
June 1 – 30, 2012	2,913,959	(3)	$21.75	2,913,464	$—
September 1 – 30, 2012	265,789		$20.70	265,789	$19,503,588
October 1 – 31, 2012	20,481	(3)	$22.03	20,000	$19,063,588
November 1 – 30, 2012	82,500		$21.95	82,500	$17,253,963
December 1 – 31, 2012	18,000	(3)	$22.02	18,000	$16,857,963

Total	3,809,415		$21.37	3,801,038

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Includes shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2011:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1 – 31, 2011	1,280	(3)	$21.00	—	$—
February 1 – 28, 2011	4,579	(3)	$20.69	—	$—
March 1 – 31, 2011	504	(3)	$21.19	—	$—
April 1 – 30, 2011	85	(3)	$21.05	—	$—
May 1 – 31, 2011	1,110	(3)	$22.53	—	$—
June 1 – 30, 2011	370	(3)	$21.86	—	$—
October 1 – 31, 2011	419	(3)	$18.42	—	$100,000,000
November 1 – 30, 2011	567,464	(4)	$18.30	567,464	$89,626,697
December 1 – 31, 2011	1,002,917	(4)	$18.92	1,002,917	$70,665,070

Total	1,578,728		$18.71	1,570,381

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Purchased as part of the share repurchase program announced in September, 2011.

15.	Related Party Transactions

Fox Paine & Company

As of December 31, 2012, Fox Paine & Company beneficially owns shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a certain number of the Company’s Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company, for so long as Fox Paine & Company holds an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

At December 31, 2012 and 2011, Wind River Reinsurance was a limited partner in the Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.1 million and $6.6 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had an unfunded capital commitment of $2.5 million to the partnership. The Company received a distribution from the limited partnership of $5.4 million, of which $4.3 million was recorded as investment income, during 2012. There were no distributions received during 2011. The Company received a distribution of $0.07 million during 2010.

An annual management fee of $1.5 million was paid to Fox Paine & Company in 2012, 2011 and 2010 and was recognized ratably over those years. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

Cozen O’Connor

In 2012 and 2010, the Company incurred $0.2 million for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Validus Reinsurance, Ltd.

Validus is a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Ceded written premium	$—	$(76)	$(3,682)
Ceded paid losses	—	(67)	(309)

Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors until June 1, 2007, when he resigned from the Board. Validus remains a related party since the current quota share retrocession agreement between Validus and Wind River Reinsurance was put in place during the period when Mr. Noonan was a member of the Company’s Board of Directors.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Frank Crystal & Company

During each of the years ended December 31, 2012, 2011 and 2010, the Company paid $0.2 million in brokerage fees to Crystal & Company, an insurance broker. Prior to October 15, 2012, Crystal & Company was known as Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

16.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases, net of sub-lease income, for the years ended December 31, 2012, 2011, and 2010 were $2.2 million, $4.1 million, and $5.2 million, respectively. As part of its Profit Enhancement Initiative, the Company incurred charges in 2011 and 2010 resulting from future minimum lease commitments related to unused space. Cash payments on leases related to unused space will be paid in future periods and are included in the table below. See Note 5 for additional details. At December 31, 2012, future minimum cash payments under non-cancelable operating leases, net of expected sub-lease income, were as follows:

(Dollars in thousands)
2013	3,371
2014	2,172
2015	1,915
2016	1,781
2017 and thereafter	5,431

Total	$14,670

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

As mentioned in Note 15 above, the Company has a remaining commitment of $2.5 million to the Fox Paine Capital Fund, II.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company.

17.	Share-Based Compensation Plans

All share amounts reported prior to July 2, 2010 have been adjusted to reflect the one-for-two stock exchange of Global Indemnity plc shares for United America Indemnity, Ltd. shares as part of the re-domestication to Ireland. See Note 4 above for more information regarding the re-domestication.

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

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax expense resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. There was no tax expense resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes during 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

Share Incentive Plan

The Company maintains the Global Indemnity plc Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. As amended and restated on July 2, 2010, the Company may issue up to 5.0 million A ordinary shares for issuance pursuant to awards granted under the Plan. Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2010	209,309	124,709	334,018	$25.65
Options issued	—	—	—	—
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options retired	(4,000)	—	(4,000)	$34.00
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2010	205,309	124,709	330,018	$25.55
Options issued	400,000	—	400,000	$18.03
Options forfeited	(31,178)	(124,709)	(155,887)	$23.80
Options exercised	—	—	—	—
Options retired	(8,150)	—	(8,150)	$34.00
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2011	565,981	—	565,981	$20.59
Options issued	—	—	—	—
Options forfeited	(96,238)	—	(96,238)	$24.09
Options exercised	(5,000)	—	(5,000)	$20.00
Options retired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2012	464,743	—	464,743	$19.87

Options exercisable at December 31, 2012	189,743	—	189,743	$22.52

During 2012 and 2010, there were no new option grants or cancellations.

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

In 2012 and 2010, the Company recorded $1.2 million of compensation expense for stock options outstanding under the Plan. In 2011, due to the impact of forfeitures, the Company recorded a net favorable adjustment to compensation expense of $1.8 million for stock options outstanding under the Plan. The Company received $0.1 million of proceeds from the exercise of options during 2012. The Company did not receive any proceeds from the exercise of options during 2011 and 2010. Amortization expense related to options outstanding is anticipated to be $1.2 million in 2013, $0.9 million in 2014, and $0.2 million in 2015.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option intrinsic values, which are the differences between the fair value of $22.13 at December 31, 2012 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	464,743	$19.87	$1.7 million
Exercisable	189,743	22.52	0.5 million
Exercised	5,000	20.00	0.0 million

NOTE: The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2012 include the following:

Option Price	Number of options exercisable
$17.87	100,000
$18.50	25,000
$20.00	14,293
$29.24	5,000
$34.00	32,950
$37.70	12,500

Options exercisable at December 31, 2012	189,743

The weighted average fair value of options granted under the Plan was $9.52 in 2011 using a Black-Scholes option-pricing model and the following weighted average assumptions. There were no options granted under the Plan in 2012 or 2010.

2011
Dividend yield	0.0%
Expected volatility	55.21%
Risk-free interest rate	1.4%
Expected option life	6.2 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2012, 2011, and 2010:

Ranges of Exercise Prices	Outstanding at December 31, 2012	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	400,000	$18.03	8.8 years
$20.00 – $29.99	19,293	$22.39	0.9 years
$30.00 – $34.00	45,450	$35.02	1.5 years

Total	464,743

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ranges of Exercise Prices	Outstanding at December 31, 2011	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$16.98 – $19.99	400,207	$18.03	9.8 years
$20.00 – $29.99	117,824	$23.41	6.5 years
$30.00 – $37.70	47,950	$35.11	2.0 years

Total	565,981

Ranges of Exercise Prices	Outstanding at December 31, 2010	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$16.98 – $19.99	207	$16.98	1.0 years
$20.00 – $29.99	273,711	$23.63	8.2 years
$30.00 – $37.70	56,100	$34.95	3.0 years

Total	330,018

Restricted Shares

In addition to stock option awards, the Plan also provides for the issuance of restricted shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $1.8 million, $1.2 million and $2.3 million for 2012, 2011, and 2010, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $1.9 million at December 31, 2012, which will be recognized over a weighted average life of 2.1 years.

The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2009 (1)	486,715	171,975	658,690
2010	47,610	76,648	124,258
2011	65,481	55,351	120,832
2012	29,675	50,885	80,560

	629,481	354,859	984,340

(1)	Includes 122,603 shares that were purchased by key employees in 2003.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-vested Restricted Shares activity for the years ended December 31, 2012, 2011, and 2010:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2010	118,999	$27.04
Shares issued	124,258	$15.76
Shares vested	(119,292)	$20.38
Shares forfeited	(58,020)	$24.59

Non-vested Restricted Shares at December 31, 2010	65,945	$20.26
Shares issued	120,832	$21.12
Shares vested	(93,156)	$20.77
Shares forfeited	(67,605)	$20.25

Non-vested Restricted Shares at December 31, 2011	26,016	$18.29
Shares issued	80,560	$19.67
Shares vested	(68,649)	$19.99
Shares forfeited	(3,423)	$20.87

Non-vested Restricted Shares at December 31, 2012	34,504	$17.87

Based on the terms of the Restricted Shares awards, all forfeited shares revert back to the Company.

During 2010, the Company granted an aggregate of 47,610 Restricted Shares to key employees of the Company and an aggregate of 76,648 fully vested Director Restricted Shares, which are subject to certain restrictions, at a weighted average fair value of $16.34 per share, to non-employee Directors of the Company under the Plan. In 2010, the Company granted 8,149 Restricted Shares to key employees and 18,529 fully vested Director Restricted Shares to non-employee Directors of the Company out of shares previously forfeited. Included in the 47,610 are 10,000 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 10,000 are 5,000 shares that were forfeited in 2010 and 5,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years.

During 2011, the Company granted an aggregate of 65,481 Restricted Shares to key employees of the Company at a weighted average fair value of $21.44 per share and an aggregate of 55,351 fully vested Director Restricted Shares, which are subject to certain restrictions, at a weighted average fair value of $20.74 per share to non-employee Directors of the Company under the Plan. In 2011, the Company granted 17,799 Restricted Shares to key employees and 14,171 fully vested Director Restricted Shares to non-employee Directors of the Company out of shares previously forfeited. Included in the 65,481 are 54,233 Restricted Shares granted by the Company to key executives of the Company. Included in the 54,233 are 38,585 shares that were forfeited in 2011 and 15,648 shares that vest 100% on the first subsequent anniversary date of the award.

During 2012, the Company granted an aggregate of 29,675 Restricted Shares to key employees of the Company at a weighted average fair value of $18.60 per share which vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. During 2012, the Company granted an aggregate of 50,885 fully vested Director Restricted Shares, which are subject to certain restrictions, at a weighted average fair value of $20.29 per share to non-employee Directors of the Company under the Plan. The fully vested Director Restricted Shares were granted from shares previously forfeited.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chief Executive Officer

Effective September 19, 2011, Cynthia Y. Valko was hired as the Company’s Chief Executive Officer as successor to Larry A. Frakes, who announced his retirement effective December 31, 2011 and, in accordance with his employment agreement, forfeited 31,178 time-based options and 124,709 performance-based options. During 2012, Mr. Frakes’ remaining 93,531 options expired.

Ms. Valko’s terms of employment included two equity components including the granting of 300,000 time-based stock options with a strike price equal to the closing price of the Company’s shares on the trading day preceding the start date, or $17.87 per share, and an annual bonus opportunity of which 50% shall be paid in restricted shares based on the market value of the Company’s shares as of December 31 of the subject bonus year. The time-based options vested 33 1/3% on December 31, 2012 and will vest 33 1/3% on December 31, 2013 and 2014 pending Board approval at the time of vesting. The restricted shares vest 33 1/3% on each anniversary of the subject bonus year. All equity components are subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

18.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.1 million, $1.1 million, and $1.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

19.	Earnings Per Share

Earnings (loss) per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2011, “Diluted” shares were the same as “Basic” shares since there was a net loss for that year.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2012	2011	2010
Net income (loss)	$34,757	$(38,338)	$84,871

Basic earnings (loss) per share:
Weighted average shares outstanding—basic	26,722,772	30,246,095	30,237,787

Net income (loss) per share	$1.30	$(1.27)	$2.81

Diluted earnings (loss) per share:
Weighted average shares outstanding—diluted	26,748,833	30,246,095	30,274,259

Net income (loss) per share	$1.30	$(1.27)	$2.80

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
Weighted average shares for basic earnings per share	26,722,772	30,246,095	30,237,787
Non-vested restricted stock	17,474	—	36,472
Options	8,587	—	—

Weighted average shares for diluted earnings per share	26,748,833	30,246,095	30,274,259

If the Company had not incurred a loss in 2011, then 30,278,920 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 24,150 shares of non-vested restricted stock and 8,675 share equivalents for options and warrants.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2012, 2011 and 2010 do not include 452,450, 551,732 and 350,059 shares, respectively, which were deemed to be anti-dilutive.

20.	Statutory Financial Information

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2012, the maximum amount of distributions that could be paid in 2013 by the United National insurance companies and the Penn-America insurance companies as dividends under applicable laws and regulations without regulatory approval is approximately $30.1 million and $16.4 million, respectively. The Penn-America insurance companies limitation includes $5.4 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2012 ownership percentages. For 2012, the United National insurance companies and Penn-America insurance companies declared and paid dividends of $31.9 million and $18.0 million, respectively.

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

Based on the standards currently adopted, the Company reported in its 2012 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Statutory capital and surplus, as of end of period	$413,303	$434,767	$467,526
Statutory net income (loss)	10,813	30,792	55,526

Wind River Reinsurance must also prepare annual statutory financial statements. The Bermuda Insurance Act 1978 (the “Insurance Act”) prescribes rules for the preparation and substance of these statutory financial

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Wind River Reinsurance’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

The principal differences between statutory financial statements prepared under the Insurance Act and GAAP are as follows:

•

Under the Insurance Act, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under the Insurance Act, prepaid expenses and intangible assets are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rate basis.

•

Under the Insurance Act, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Wind River Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2012 statutory financial statements that will be filed in 2013, Wind River Reinsurance could pay a dividend of up to $216.3 million without requesting BMA approval. Wind River Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

21.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 6.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$201,790		$42,263		$244,053

Net premiums written	$177,832		$41,715		$219,547

Net premiums earned	$179,153		$59,709		$238,862
Other income (loss)	568		(726)		(158)

Total revenue	179,721		58,983		238,704
Losses and Expenses:
Net losses and loss adjustment expenses	118,515		35,113		153,628
Acquisition costs and other underwriting expenses	79,910	(3)	15,493		95,403

Income (loss) from segments	(18,704)		$8,377		(10,327)

Unallocated items:
Net investment income					47,557
Net realized investment gains					6,755
Corporate and other operating expenses					(9,691)
Interest expense					(5,393)

Income before income taxes					28,901
Income tax benefit					(5,856)

Net income					$34,757

Total assets	$1,260,688		$643,015	(4)	$1,903,703

(1) Includes business ceded to the Company’s Reinsurance Operations.

(2) External business only, excluding business assumed from affiliates.

(3) Includes excise tax of $936 related to cessions from Insurance Operations to Reinsurance Operations.

(4) Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$229,148		$78,755		$307,903

Net premiums written	$202,317		$78,253		$280,570

Net premiums earned	$216,549		$81,305		$297,854
Other income	12,138		443		12,581

Total revenue	228,687		81,748		310,435
Losses and Expenses:
Net losses and loss adjustment expenses	188,358		90,326		278,684
Acquisition costs and other underwriting expenses	94,675	(3)	26,816		121,491

Loss from segments	$(54,346)		$(35,394)		(89,740)

Unallocated items:
Net investment income					53,112
Net realized investment gains					21,473
Corporate and other operating expenses					(13,973)
Interest expense					(6,476)

Loss before income taxes					(35,604)
Income tax expense					2,787

Loss before equity in net income of partnerships					(38,391)
Equity in net income of partnerships, net of tax					53

Net loss					$(38,338)

Total assets	$1,446,158		$626,758	(4)	$2,072,916

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,125 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$245,481		$100,282		$345,763

Net premiums written	$196,065		$100,439		$296,504

Net premiums earned	$194,167		$92,607		$286,774
Other income (loss)	653		(360)		293

Total revenue	194,820		92,247		287,067
Losses and Expenses:
Net losses and loss adjustment expenses	71,175		59,184		130,359
Acquisition costs and other underwriting expenses	91,501	(3)	26,713		118,214

Income from segments	$32,144		$6,350		38,494

Unallocated items:
Net investment income					56,623
Net realized investment gains					26,437
Corporate and other operating expenses					(20,767)
Interest expense					(7,020)
Income before income taxes					93,767
Income tax expense					8,874

Income before equity in net loss of partnerships					84,893
Equity in net loss of partnerships, net of tax					(22)

Net income					$84,871

Total assets	$1,647,625		$643,158	(4)	$2,290,783

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,021 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

22.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and cash interest for 2012, 2011, and 2010:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net federal income taxes paid	$227	$5,025	$1,829
Interest paid	5,895	6,900	6,962

23.	New Accounting Pronouncements

In July, 2012, the FASB issued new accounting guidance surrounding impairment testing for indefinite lived intangible assets. The new guidance allows for an entity to elect first assessing qualitative factors when evaluating for impairment. If qualitative factors indicate that there may be impairment, prior guidance using

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quantitative factors should still be applied. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted this guidance and its adoption did not have a material impact on the Company’s consolidated statements of financial position or results of operations.

In February, 2013, the FASB issued new accounting guidance surrounding other comprehensive income. The new guidance requires additional disclosure surrounding amounts reclassified out of accumulated other comprehensive by component. This guidance is effective for reporting periods beginning after December 15, 2012. The Company has not yet evaluated this guidance for its impact on the Company’s consolidated statements of financial position or results of operations.

24.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2012 and 2011 quarterly performance is as follows:

	Year Ended December 31, 2012
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$64,470	$57,859	$55,329	$61,204
Net investment income	11,417	11,071	14,777	10,292
Net realized investment gains (losses)	1,761	1,941	3,211	(158)
Net losses and loss adjustment expenses	42,009	36,158	35,407	40,054
Acquisition costs and other underwriting expenses	23,167	23,760	23,223	25,253
Income (loss) before income taxes	8,154	7,107	11,484	2,156
Net income (loss) (1)	10,862	9,604	9,913	4,378
Per share data—Diluted:
Net income (loss)	$0.38	$0.35	$0.39	$0.17

(1)	Results for the fourth quarter of 2012 include the impact of an out-of-period adjustment which reduced net income by $1.6 million.

	Year Ended December 31, 2011
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$75,969	$78,055	$77,090	$66,740
Net investment income	14,414	13,930	12,880	11,888
Net realized investment gains (losses)	11,997	8,386	1,288	(198)
Net losses and loss adjustment expenses	58,342	61,753	86,234	72,355
Acquisition costs and other underwriting expenses	29,394	30,089	33,327	28,681
Income (loss) before income taxes	21,781	2,262	(32,523)	(27,124)
Net income (loss)	14,310	4,284	(33,422)	(23,510)
Per share data—Diluted:
Net income (loss)	$0.47	$0.14	$(1.10)	$(0.78)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2012. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2012. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2012, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company has added, deleted, or modified certain of its internal controls over financial reporting during 2012. However, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 90 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 90 are filed as part of this report.

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Global Indemnity plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

3.2	Certificate of Incorporation of Global Indemnity plc, an Irish public limited company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

4.1	Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 21, 2005(File No. 000-50511)).

4.2	Assumption Agreement relating to the 6.22% Guaranteed Senior Notes, dated June 1, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

Exhibit No.	Description

10.5*+	Amendment No. 3 to the Management Agreement, dated as of April 10, 2011, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC.

10.6*	Global Indemnity plc Share Incentive Plan, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.7*	Amendment to Global Indemnity plc Share Incentive Plan dated July 2, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.8*	Deed Poll of Assumption for United America Indemnity, Ltd. Share Incentive Plan by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.9*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.10*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.11*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.12*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.13*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.14*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.15*	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated herein by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

10.16*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.17*	Retention Agreement between Penn-America Insurance Company and Matthews B. Scott, dated March 15, 2011(incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.18*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

Exhibit No.	Description

10.19*	Retention Agreement between United America Indemnity, Ltd. and Thomas M. McGeehan, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.20*	Description of Employment Arrangement with Cynthia Y. Valko, dated September 12, 2011 (incorporated herein by reference to exhibit 10.28 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011dated September 5, 2012 (File No. 001-34809)).

10.21*	Description of Employment Arrangement with Joseph R. Lebens, dated December 6, 2011 (incorporated herein by reference to exhibit 10.29 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011dated September 5, 2012 (File No. 001-34809)).

21.1+	List of Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC

By:	/S/ CYNTHIA Y. VALKO
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 15, 2013.

SIGNATURE	TITLE

/S/ SAUL A. FOX Saul A. Fox	Chairman and Director

/S/ CYNTHIA Y. VALKO Cynthia Y. Valko	Chief Executive Officer and Director

/S/ THOMAS M. MCGEEHAN Thomas M. McGeehan	Principal Financial and Accounting Officer

/S/ JAMES W. CRYSTAL James W. Crystal	Director

/S/ SETH J. GERSCH Seth J. Gersch	Director

/S/ STEPHEN A. COZEN Stephen A. Cozen	Director

/S/ CHAD A. LEAT Chad A. Leat	Director

/S/ JOHN H. HOWES John H. Howes	Director

GLOBAL INDEMNITY PLC

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2012
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States Government and government agencies and authorities	$102,186	$108,744	$108,744
States, municipalities, and political subdivisions	194,326	201,077	201,077
Mortgage-backed and asset-backed securities	366,998	377,410	377,410
Public utilities	41,660	43,192	43,192
All other corporate bonds	481,924	498,899	498,899

Total fixed maturities	1,187,094	1,229,322	1,229,322

Equity securities:
Common stocks:
Public utilities	7,076	7,776	7,776
Banks, trusts and insurance companies	14,825	17,099	17,099
Industrial and miscellaneous	145,278	172,200	172,200

Total equity securities	167,179	197,075	197,075

Total investments	$1,354,273	$1,426,397	$1,426,397

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	As of December 31, 2012	As of December 31, 2011
ASSETS
Cash and cash equivalents	$1,744	$9,792
Accounts receivable	—	63
Equity in unconsolidated subsidiaries (1)	933,989	880,968
Other assets	1,004	995

Total assets	$936,737	$891,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Intercompany notes payable (1)	$108,000	$39,100
Due to affiliates (1)	19,554	10,397
Other liabilities	2,510	3,203

Total liabilities	130,064	52,700

Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,087,939 and 21,429,683, respectively; A ordinary shares outstanding: 13,030,938 and 16,810,678, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Deferred shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding (1)	55	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	512,304	621,917
Accumulated other comprehensive income, net of tax	53,350	40,174
Retained earnings	342,171	307,413
A ordinary shares in treasury, at cost: 3,057,001 and 4,619,005 shares, respectively	(101,210)	(130,444)

Total shareholders’ equity	806,673	839,118

Total liabilities and shareholders’ equity	$936,737	$891,818

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues:
Total revenues	$—	$—	$—
Expenses:
Intercompany interest expense (1)	918	29	—
Other expenses	4,169	9,909	727

Loss before equity in earnings (loss) of unconsolidated subsidiaries	(5,087)	(9,938)	(727)
Equity in earnings (loss) of unconsolidated subsidiaries (1)	39,844	(28,400)	85,598

Net income (loss)	34,757	(38,338)	84,871

Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	13,176	(17,037)	8,730

Other comprehensive income (loss), net of tax	13,176	(17,037)	8,730

Comprehensive income (loss), net of tax	$47,933	$(55,375)	$93,601

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash provided by operating activities	$6,011	$305

Cash flows from financing activities:
Excess tax expense from share-based compensation plan	—	(132)
Purchases of A ordinary shares	(82,959)	(29,532)
Issuance of intercompany note payable (1)	68,900	39,100

Net cash (used in) provided by financing activities	(14,059)	9,436

Net change in cash and equivalents	(8,048)	9,741
Cash and cash equivalents at beginning of period	9,792	51

Cash and cash equivalents at end of period	$1,744	$9,792

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2012:
Insurance Operations	$16,235	$764,616	$84,130	$—
Reinsurance Operations	2,030	114,498	9,984	—
At December 31, 2011:
Insurance Operations	$16,305	$854,381	$86,062	$—
Reinsurance Operations	5,259	116,996	27,979	—
At December 31, 2010:
Insurance Operations	$21,108	$978,746	$104,837	$—
Reinsurance Operations	8,236	73,997	31,035	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2012:
Insurance Operations	$179,153	$118,515	$38,177	$177,832
Reinsurance Operations	59,709	35,113	10,675	41,715

Total	$238,862	$153,628	$48,852	$219,547

For the year ended December 31, 2011:
Insurance Operations	$216,549	$188,358	$55,754	$202,317
Reinsurance Operations	81,305	90,326	22,370	78,253

Total	$297,854	$278,684	$78,124	$280,570

For the year ended December 31, 2010:
Insurance Operations	$194,167	$71,175	$48,566	$196,065
Reinsurance Operations	92,607	59,184	23,582	100,439

Total	$286,774	$130,359	$72,148	$296,504

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2012	$47,557	$9,691
For the year ended December 31, 2011	$53,112	$13,973
For the year ended December 31, 2010	56,623	20,767

GLOBAL INDEMNITY PLC

SCHEDULE IV—REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2012:
Property & Liability Insurance	$203,587	$25,118	$60,393	$238,862	25.3%
For the year ended December 31, 2011:
Property & Liability Insurance	$247,816	$31,882	$81,920	$297,854	27.5%
For the year ended December 31, 2010:
Property & Liability Insurance	$248,995	$54,699	$92,478	$286,774	32.2%

GLOBAL INDEMNITY PLC

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2012:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,476	$(138)	$—	$—	$1,338
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	10,022	(1,012)	—	—	9,010
For the year ended December 31, 2011:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,237	$239	$—	$—	$1,476
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	12,743	(2,721)	—	—	10,022
For the year ended December 31, 2010:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,221	$(984)	$—	$—	$1,237
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	12,947	(204)	—	—	12,743

GLOBAL INDEMNITY PLC

SCHEDULE VI—SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2012	$18,265	$879,114	$8,000	$94,114
As of December 31, 2011	21,564	971,377	10,000	114,041
As of December 31, 2010	29,344	1,052,743	12,000	135,872

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2012	$238,862	$47,557	$149,183	$4,445	$48,852	$202,786	$219,547
For the year ended December 31, 2011	297,854	53,112	275,284	3,400	78,124	236,507	280,570
For the year ended December 31, 2010	286,774	56,623	184,460	(54,101)	72,148	235,587	296,504

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.