Form 10-Q
period 2013-03-31
Global Indemnity plc
filed 2013-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

(Address of principal executive office)

353 (0) 1 649 2000

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

As of May 3, 2013, the registrant had outstanding 16,158,012 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,209,914 and $1,187,094)	$1,250,110	$1,229,322
Equity securities:
Available for sale, at fair value (cost: $172,044 and $167,179)	216,863	197,075
Other invested assets:
Available for sale, at fair value (cost: $3,059 and $3,049)	3,105	3,132

Total investments	1,470,078	1,429,529

Cash and cash equivalents	69,321	104,460
Premiums receivable, net	56,732	45,162
Reinsurance receivables, net	239,684	241,827
Federal income taxes receivable	7,493	6,844
Deferred federal income taxes	5,770	10,824
Deferred acquisition costs	22,261	18,265
Intangible assets	18,255	18,343
Goodwill	4,820	4,820
Prepaid reinsurance premiums	4,726	5,945
Other assets	18,541	17,684

Total assets	$1,917,681	$1,903,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$864,167	$879,114
Unearned premiums	108,378	94,114
Ceded balances payable	2,843	4,201
Contingent commissions	8,174	9,911
Payable for securities purchased	1,269	2,634
Notes and debentures payable	84,929	84,929
Other liabilities	20,273	22,182

Total liabilities	1,090,033	1,097,085

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,148,047 and 16,087,939, respectively; A ordinary shares outstanding: 13,089,793 and 13,030,938, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	513,548	512,304
Accumulated other comprehensive income, net of taxes	60,799	53,350
Retained earnings	354,536	342,171
A ordinary shares in treasury, at cost: 3,058,254 and 3,057,001 shares, respectively	(101,238)	(101,210)

Total shareholders’ equity	827,648	806,618

Total liabilities and shareholders’ equity	$1,917,681	$1,903,703

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2013	2012
Revenues:

Gross premiums written	$74,939	$57,758

Net premiums written	$71,478	$50,281

Net premiums earned	$55,996	$64,470
Net investment income	10,034	11,417
Net realized investment gains:
Other than temporary impairment losses on investments	(43)	(2,293)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	541
Other net realized investment gains	5,800	3,513

Total net realized investment gains	5,757	1,761
Other income (loss)	54	(352)

Total revenues	71,841	77,296

Losses and Expenses:
Net losses and loss adjustment expenses	31,788	42,009
Acquisition costs and other underwriting expenses	24,477	23,167
Corporate and other operating expenses	2,345	2,488
Interest expense	1,173	1,478

Income before income taxes	12,058	8,154
Income tax benefit	(307)	(2,708)

Net income	$12,365	$10,862

Per share data:

Net income
Basic	$0.49	$0.38

Diluted	$0.49	$0.38

Weighted-average number of shares outstanding
Basic	25,055,116	28,617,087

Diluted	25,099,044	28,639,277

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2013	2012
Net income	$12,365	$10,862

Other comprehensive income, net of taxes:
Unrealized holding gains	11,253	20,050
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1)	(535)
Recognition of previously unrealized holding gains	(3,771)	(1,781)
Unrealized foreign currency translation losses	(32)	(47)

Other comprehensive income, net of taxes	7,449	17,687

Comprehensive income, net of taxes	$19,814	$28,549

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2013	Year Ended December 31, 2012
Number of A ordinary shares issued:
Number at beginning of period	16,087,939	21,429,683
Ordinary shares issued under share incentive plans	60,108	29,675
Ordinary shares retired	—	(5,371,419)

Number at end of period	16,148,047	16,087,939

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$512,304	$621,917
Share compensation plans	1,244	2,582
A ordinary shares retired	—	(112,195)

Balance at end of period	$513,548	$512,304

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$53,350	$40,174
Other comprehensive income:
Change in unrealized holding gains	7,482	13,218
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	(14)
Unrealized foreign currency translation losses	(32)	(28)

Other comprehensive income	7,449	13,176

Balance at end of period	$60,799	$53,350

Retained earnings:
Balance at beginning of period	$342,171	$307,414
Net income	12,365	34,757

Balance at end of period	$354,536	$342,171

Number of Treasury Shares:
Number at beginning of period	3,057,001	4,619,005
A ordinary shares purchased	1,253	3,809,415
A ordinary shares retired	—	(5,371,419)

Number at end of period	3,058,254	3,057,001

Treasury Shares, at cost:
Balance at beginning of period	$(101,210)	$(130,444)
A ordinary shares purchased, at cost	(28)	(82,961)
A ordinary shares retired	—	112,195

Balance at end of period	$(101,238)	$(101,210)

Total shareholders’ equity	$827,648	$806,618

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarter Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$12,365	$10,862
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	12	17
Amortization and depreciation	192	422
Restricted stock and stock option expense	1,222	659
Deferred federal income taxes	294	2,468
Amortization of bond premium and discount, net	1,407	1,726
Net realized investment gains	(5,757)	(1,761)
Changes in:
Premiums receivable, net	(11,570)	763
Reinsurance receivables, net	2,143	5,085
Unpaid losses and loss adjustment expenses	(14,947)	(10,453)
Unearned premiums	14,264	(13,799)
Ceded balances payable	(1,358)	(2,236)
Other assets and liabilities, net	(3,527)	(6,123)
Contingent commissions	(1,737)	(2,394)
Federal income tax receivable/payable	(649)	(5,397)
Deferred acquisition costs, net	(3,996)	2,103
Prepaid reinsurance premiums	1,219	(393)

Net cash used for operating activities	(10,423)	(18,451)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	92,513	106,617
Proceeds from sale of equity securities	20,699	17,073
Proceeds from maturity of fixed maturities	9,545	10,180
Purchases of fixed maturities	(127,321)	(163,664)
Purchases of equity securities	(20,136)	(18,172)
Purchases of other invested assets	(10)	(6)

Net cash used for investing activities	(24,710)	(47,972)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	22	1
Purchase of A ordinary shares	(28)	(8,848)
Principal payments of term debt	—	(71)

Net cash used for financing activities	(6)	(8,918)

Net change in cash and cash equivalents	(35,139)	(75,341)
Cash and cash equivalents at beginning of period	104,460	175,860

Cash and cash equivalents at end of period	$69,321	$100,519

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

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

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd. (“Wind River Reinsurance”)

The interim consolidated financial statements are unaudited, but have been prepared in conformity with United States of America generally accepted accounting principles (“GAAP”), which differs in certain respects from those principles followed in reports to insurance regulatory authorities. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2013 and 2012 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K.

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

2.	Profit Enhancement Initiative

In 2010 and 2011, the Company committed to a Profit Enhancement Initiative in response to the continuing impact of the domestic recession and the competitive landscape within the excess and surplus lines market. The total cost of this initiative was recorded in the Company’s statements of operations during those years. All action items related to this initiative were completed by December 31, 2011.

GLOBAL INDEMNITY PLC

For further disclosure regarding the Profit Enhancement Initiative, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K.

The following table summarizes charges incurred by expense type and the remaining liability as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Employee Termination	Operating Leases	Total
Liability at January 1, 2012	$785	$1,828	$2,613

Cash payments	(773)	(690)	(1,463)
Non-cash adjustments	—	(267)	(267)

Liability at December 31, 2012	$12	$871	$883

Cash payments	(12)	(160)	(172)
Non-cash adjustments	—	(65)	(65)

Liability at March 31, 2013	$—	$646	$646

There was a reduction in expense of $0.07 million related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter ended March 31, 2013.

There were no charges incurred related to the Profit Enhancement Initiative in the Company’s statement of operations for the quarter ended March 31, 2012.

3.	Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2013
Fixed maturities:
U.S. treasury and agency obligations	$118,538	$6,034	$—	$124,572	$—
Obligations of states and political subdivisions	198,612	7,023	(103)	205,532	—
Mortgage-backed securities	235,963	7,747	(41)	243,669	(7)
Asset-backed securities	112,393	1,892	(9)	114,276	(23)
Commercial mortgage-backed securities	55,005	116	(54)	55,067	—
Corporate bonds and loans	435,732	15,646	(139)	451,239	—
Foreign corporate bonds	53,671	2,084	—	55,755	—

Total fixed maturities	1,209,914	40,542	(346)	1,250,110	(30)
Common stock	172,044	46,564	(1,745)	216,863	—
Other invested assets	3,059	46	—	3,105	—

Total	$1,385,017	$87,152	$(2,091)	$1,470,078	$(30)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2012
Fixed maturities:
U.S. treasury and agency obligations	$102,186	$6,559	$(1)	$108,744	$—
Obligations of states and political subdivisions	194,326	6,883	(132)	201,077	—
Mortgage-backed securities	247,639	8,492	(189)	255,942	(8)
Asset-backed securities	111,289	2,071	(9)	113,351	(24)
Commercial mortgage-backed securities	8,070	60	(13)	8,117	—
Corporate bonds and loans	469,860	16,739	(428)	486,171	—
Foreign corporate bonds	53,724	2,196	—	55,920	—

Total fixed maturities	1,187,094	43,000	(772)	1,229,322	(32)
Common stock	167,179	32,847	(2,951)	197,075	—
Other invested assets	3,049	83	—	3,132	—

Total	$1,357,322	$75,930	$(3,723)	$1,429,529	$(32)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 3% of shareholders’ equity at March 31, 2013 or December 31, 2012.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$118,879	$120,388
Due in one year through five years	512,055	535,082
Due in five years through ten years	136,737	141,472
Due in ten years through fifteen years	8,866	9,934
Due after fifteen years	30,016	30,222
Mortgage-backed securities	235,963	243,669
Asset-backed securities	112,393	114,276
Commercial mortgage-backed securities	55,005	55,067

Total	$1,209,914	$1,250,110

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2013:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
Obligations of states and political subdivisions	23,365	(103)	—	—	23,365	(103)
Mortgage-backed securities	20,223	(39)	191	(2)	20,414	(41)
Asset-backed securities	8,956	(8)	360	(1)	9,316	(9)
Commercial mortgage-backed securities	34,740	(52)	665	(2)	35,405	(54)
Corporate bonds and loans	9,069	(74)	2,255	(65)	11,324	(139)

Total fixed maturities	96,353	(276)	3,471	(70)	99,824	(346)
Common stock	16,655	(1,270)	2,570	(475)	19,225	(1,745)

Total	$113,008	$(1,546)	$6,041	$(545)	$119,049	$(2,091)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

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

GLOBAL INDEMNITY PLC

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

Obligations of states and political subdivisions – As of March 31, 2013, gross unrealized losses related to obligations of states and political subdivisions were $0.103 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated A- or better. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of March 31, 2013, gross unrealized losses related to mortgage-backed securities were $0.041 million. Of this amount, $0.002 million has been in an unrealized loss position for twelve months or greater and are rated BB. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of March 31, 2013, gross unrealized losses related to asset backed securities were $0.009 million. Of this amount, $0.001 million has been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 31.5. This represents the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principal losses. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2013, gross unrealized losses related to the CMBS portfolio were $0.054 million. Of this amount, $0.002 million has been in an unrealized loss position for twelve months or greater and are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 31.7. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans - As of March 31, 2013, gross unrealized losses related to corporate bonds and loans were $0.139 million. Of this amount, $0.065 million has been in an unrealized loss position for twelve months or greater. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY PLC

Common stocks – As of March 31, 2013, gross unrealized losses related to common stock were $1.745 million. Of this amount, $0.475 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2013 and 2012:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Fixed maturities:
OTTI losses, gross	$(43)	$(895)
Portion of loss recognized in other comprehensive income (pre-tax)	—	541

Net impairment losses on fixed maturities recognized in earnings	(43)	(354)
Equity securities	—	(1,398)

Total	$(43)	$(1,752)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters ended March 31, 2013 and 2012 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$86	$86
Additions where no OTTI was previously recorded	—	55
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—

Balance at end of period	$86	$141

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income as of March 31, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Net unrealized gains (losses) from:
Fixed maturities	$40,196	$42,228
Common stock	44,819	29,896
Other invested assets	46	83
Amounts withheld for others	(643)	—
Deferred taxes	(23,619)	(18,857)

Accumulated other comprehensive income, net of tax	$60,799	$53,350

GLOBAL INDEMNITY PLC

The changes in accumulated other comprehensive income, net of tax, by component as of March 31, 2013 was as follows:

As of March 31, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,435	$(85)	$53,350
Other comprehensive income before reclassification	11,281	(89)	11,192
Amounts reclassified from accumulated other comprehensive income	(3,800)	57	(3,743)

Other comprehensive income (loss)	7,481	(32)	7,449

Ending balance	$60,916	$(117)	$60,799

The reclassifications out of accumulated other comprehensive income for the quarter ended March 31, 2013 were as follows:

Quarter Ended March 31, 2013

(Dollars in thousands)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available for sale securities	$(5,757)	Other net realized investment gains
	43	Other than temporary impairment losses on investments

	(5,714)	Total before tax
	1,914	Income tax (expense) benefit

	$(3,800)	Net of tax

Foreign Currency Items
	88	Other net realized investment gains

	(31)	Income tax (expense) benefit

	$57	Net of tax

Total reclassifications for the quarter ended March 31, 2013	$(3,743)	Net of tax

Net Realized Investment Gains

The components of net realized investment gains for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Fixed maturities:
Gross realized gains	$386	$732
Gross realized losses	(56)	(822)

Net realized gains (losses)	330	(90)

Common stock:
Gross realized gains	5,481	3,267
Gross realized losses	(54)	(1,416)

Net realized gains	5,427	1,851

Total net realized investment gains	$5,757	$1,761

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Fixed maturities	$92,513	$106,617
Equity securities	20,699	17,073

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Fixed maturities	$9,827	$11,359
Equity securities	1,292	1,083
Cash and cash equivalents	50	43
Other invested assets	—	156

Total investment income	11,169	12,641
Investment expense	(1,135)	(1,224)

Net investment income	$10,034	$11,417

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Net investment income	$10,034	$11,417

Net realized investment gains	5,757	1,761
Net unrealized investment gains (losses)	12,854	23,785

Net investment return	18,611	25,546

Total investment return	$28,645	$36,963

Total investment return % (1)	1.9%	2.2%

Average investment portfolio (2)	$1,534,743	$1,647,427

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of March 31, 2013, the Company held insurance enhanced municipal bonds of approximately $37.0 million, which represented approximately 2.4% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $5.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $1.8 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $31.1 million of insurance enhanced municipal bonds, $15.2 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

GLOBAL INDEMNITY PLC

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance
AAA	$8,888	$—
AA	—	8,888
A	6,312	6,312

Total	$15,200	$15,200

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2013, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$2,386	$1,287	$—	$1,099
Financial Guaranty Insurance Company	216	216	—	—
Assured Guaranty Corporation	12,099	—	—	12,099
Municipal Bond Insurance Association	7,300	—	—	7,300
Gov’t National Housing Association	1,967	290	1,677	—
Permanent School Fund Guaranty	8,888	—	8,888	—

Total backed by financial guarantors	32,856	1,793	10,565	20,498
Other credit enhanced municipal bonds	4,128	4,128	—	—

Total	$36,984	$5,921	$10,565	$20,498

In addition to the $37.0 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $20.0 million, which represented approximately 1.3% of the Company’s total invested assets net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $20.0 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.4 million), Municipal Bond Insurance Association ($4.5 million), Ambac ($1.6 million), Assured Guaranty Corporation ($8.2 million), and Other ($5.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2013.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of March 31, 2013 and December 31, 2012:

	Fair Value
(Dollars in thousands)	March 31, 2013	December 31, 2012
On deposit with governmental authorities	$42,231	$42,492
Intercompany trusts held for the benefit of U.S. policyholders	570,724	553,893
Held in trust pursuant to third party requirements	124,767	132,684
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,359	6,368

Total	$744,081	$735,437

4.	Fair Value Measurements

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$106,736	$17,836	$—	$124,572
Obligations of states and political subdivisions	—	205,532	—	205,532
Mortgage-backed securities	—	243,669	—	243,669
Commercial mortgage-backed securities	—	55,067	—	55,067
Asset-backed securities	—	114,276	—	114,276
Corporate bonds and loans	—	451,239	—	451,239
Foreign corporate bonds	—	55,755	—	55,755

Total fixed maturities	106,736	1,143,374	—	1,250,110
Common stock	216,863	—	—	216,863
Other invested assets	—	—	3,105	3,105

Total invested assets	$323,599	$1,143,374	$3,105	$1,470,078

As of December 31, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$89,981	$18,763	$—	$108,744
Obligations of states and political subdivisions	—	201,077	—	201,077
Mortgage-backed securities	—	255,942	—	255,942
Commercial mortgage-backed securities	—	8,117	—	8,117
Asset-backed securities	—	113,351	—	113,351
Corporate bonds and loans	—	486,171	—	486,171
Foreign corporate bonds	—	55,920	—	55,920

Total fixed maturities	89,981	1,139,341	—	1,229,322
Common stock	197,075	—	—	197,075
Other invested assets	—	—	3,132	3,132

Total invested assets	$287,056	$1,139,341	$3,132	$1,429,529

GLOBAL INDEMNITY PLC

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

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2013 or 2012.

The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2013 and 2012:

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2013	$3,132
Total losses (realized / unrealized):
Included in accumulated other comprehensive income (loss)	(37)
Sales	—
Purchases	10

Ending balance at March 31, 2013	$3,105

Losses for 2013 included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2013	$—

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2012	$6,617
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	2,009
Sales	—
Purchases	6

Ending balance at March 31, 2012	$8,632

Losses for 2012 included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2012	$—

The investments classified as Level 3 in the above table relate to investments in limited partnerships that have invested primarily in publicly traded companies. However, not all of the partnerships’ investments are publicly traded, nor does the Company have access to daily valuations, therefore the estimated fair values of these limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships. Material assumptions and factors utilized in pricing these investments include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the previous pricing period.

GLOBAL INDEMNITY PLC

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at March 31, 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2013.

(Dollars in thousands)	Fair Value	Future Funding Commitments
Equity Fund, LP (1)	$3,105	$2,497
Real Estate Fund, LP (2)	—	—

Total	$3,105	$2,497

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

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

•

Corporate and agency bonds are evaluated by utilizing a multi-dimensional relational model. For bonds with early redemption options, the pricing vendor utilizes an option adjusted spread model. Both asset classes use standard inputs and incorporate security set up, defined sector breakdown, benchmark yields, apply base spreads, yield to maturity, and adjust for corporate actions.

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

GLOBAL INDEMNITY PLC

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

During the quarter ended March 31, 2013, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.

5.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income, 30.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and discrete items such as limited partnership distributions, and then that amount is added to income taxes on net realized gains and losses, discrete items and limited partnership distributions. The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters ended March 31, 2013 and 2012 were as follows:

Quarter Ended March 31, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$48,683	$51,088	$(24,832)	$74,939

Net premiums written	$48,682	$22,796	$—	$71,478

Net premiums earned	$34,394	$21,602	$—	$55,996
Net investment income	9,648	5,250	(4,864)	10,034
Net realized investment gains	247	5,510	—	5,757
Other income	(27)	81	—	54

Total revenues	44,262	32,443	(4,864)	71,841
Losses and Expenses:
Net losses and loss adjustment expenses	16,350	15,438	—	31,788
Acquisition costs and other underwriting expenses	15,148	9,329	—	24,477
Corporate and other operating expenses	1,275	1,070	—	2,345
Interest expense	317	5,720	(4,864)	1,173

Income before income taxes	$11,172	$886	$—	$12,058

GLOBAL INDEMNITY PLC

Quarter Ended March 31, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$31,411	$47,835	$(21,488)	$57,758

Net premiums written	$30,863	$19,418	$—	$50,281

Net premiums earned	$41,755	$22,715	$—	$64,470
Net investment income	9,788	6,214	(4,585)	11,417
Net realized investment gains (losses)	(208)	1,969	—	1,761
Other income (loss)	(506)	154	—	(352)

Total revenues	50,829	31,052	(4,585)	77,296
Losses and Expenses:
Net losses and loss adjustment expenses	27,044	14,965	—	42,009
Acquisition costs and other underwriting expenses	15,449	7,718	—	23,167
Corporate and other operating expenses	2,622	(134)	—	2,488
Interest expense	—	6,063	(4,585)	1,478

Income before income taxes	$5,714	$2,440	$—	$8,154

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Current income tax expense (benefit):
Foreign	$37	$(674)
U.S. Federal	(638)	(4,502)

Total current income tax benefit	(601)	(5,176)

Deferred income tax expense:
U.S. Federal	294	2,468

Total deferred income tax expense	294	2,468

Total income tax benefit	$(307)	$(2,708)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2013		2012
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$347	2.9%	$535	6.6%
Adjustments:
Tax exempt interest	(295)	(2.4)	(407)	(5.0)
Dividend exclusion	(252)	(2.1)	(235)	(2.9)
Effective tax rate adjustment	(109)	(0.9)	(2,587)	(31.7)
Other	2	(0.1)	(14)	(0.2)

Income tax benefit	$(307)	(2.6%)	$(2,708)	(33.2%)

The effective income tax benefit rate for the quarter ended March 31, 2013 was 2.6%, compared to an effective income tax benefit rate of 33.2% for the quarter ended March 31, 2012. The decrease in the effective tax benefit rate is primarily due to an increase in projected income in 2013 compared to 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax benefit rate of 2.6% differed from the weighted average expected income tax rate of 2.9% for the quarter ended March 31, 2013 due to the fact that the Company records income tax expense in an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends. The effective income tax benefit rate of 33.2% differed from the weighted average expected income tax rate of 6.6% for the quarter ended March 31, 2012 due to the impact of tax-exempt interest and dividends and projected taxable income being lower than actual interim results.

The Company had an alternative minimum tax credit carry forward of $9.2 million as of March 31, 2013 and December 31, 2012 which can be carried forward indefinitely.

GLOBAL INDEMNITY PLC

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$879,114	$971,376
Less: Ceded reinsurance receivables	240,546	283,651

Net balance at beginning of period	638,568	687,725

Incurred losses and loss adjustment expenses related to:
Current year	34,458	43,508
Prior years	(2,670)	(1,500)

Total incurred losses and loss adjustment expenses	31,788	42,008

Paid losses and loss adjustment expenses related to:
Current year	5,133	6,316
Prior years	39,015	41,834

Total paid losses and loss adjustment expenses	44,148	48,150

Net balance at end of period	626,208	681,583
Plus: Ceded reinsurance receivables	237,959	279,341

Balance at end of period	$864,167	$960,924

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2013, the Company reduced its prior accident year loss reserves by $2.7 million, which consisted of a $2.8 million decrease related to Insurance Operations and a $0.1 million increase related to Reinsurance Operations.

The $2.8 million decrease related to Insurance Operations consisted of a reduction in property lines primarily driven by better than expected emergence for accident years 2008 through 2012. The $0.1 million increase related to Reinsurance Operations primarily consisted of worse than expected emergence on a marine treaty.

In the first quarter of 2012, the Company reduced its prior accident year loss reserves by $1.5 million, which consisted of a $1.4 million decrease related to Insurance Operations and a $0.1 million decrease related to Reinsurance Operations.

The $1.4 million decrease related to Insurance Operations primarily consisted of the following:

•

General liability: A $2.5 million reduction primarily consisting of reductions of $3.4 million from accident years 2002 through 2006 and 2008 due to continued favorable emergence. Incurred losses for these segments have developed at a rate lower than the Company’s historical averages. This was partially offset by increases of $1.0 million in accident years 1998, 2000 and 2007 related to loss emergence on certain construction defect claims.

•	Property: A $0.6 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Marine: A $0.5 million increase primarily related to accident year 2011 due to greater than expected loss emergence on one large hull claim and two protection and indemnity claims.

The Company’s Reinsurance Operations decreased its prior accident year unallocated loss adjustment expense reserves by $0.1 million.

GLOBAL INDEMNITY PLC

7.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2013:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1-31, 2013	—		$—	—	$16,857,963
February 1-28, 2013	362	(3)	$20.25	—	$16,857,963
March 1-31, 2013	891	(3)	$22.78	—	$16,857,963

Total	1,253		$22.05	—

(1)	Based on settlement date.
(2)	Approximate dollar value of shares that may yet be purchased is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2012:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1-31, 2012	199,811	(4), (5)	$19.74	196,431	$66,748,165
February 1-29, 2012	100,932	(3), (4)	$20.04	96,996	$64,804,270
March 1-31, 2012	153,524	(4)	$18.77	153,524	$61,925,785

Total	454,267		$19.48	446,951

(1)	Based on settlement date.
(2)	Approximate dollar value of shares that may yet be purchased is as of the last date of the applicable month.
(3)	Includes 3,936 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Purchased as part of the repurchase authorization announced in September 2011.
(5)	Includes 3,380 shares repurchased as part of the Rights Offering.

8.	Related Party Transactions

Fox Paine & Company

As of March 31, 2013, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93.0% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares beneficially held by Fox Paine of the Company, for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of March 31, 2013 and December 31, 2012, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.1 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received from the limited partnership during the first quarter of 2012 or 2013.

The Company incurred management fees of $0.4 million in each of the quarters ended March 31, 2013 and 2012 as part of the annual management fee that is paid to Fox Paine.

GLOBAL INDEMNITY PLC

Cozen O’Connor

The Company incurred $0.02 and $0.2 million for legal services rendered by Cozen O’Connor during the quarters ended March 31, 2013 and 2012, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, became a member of the Company’s Board of Directors effective September 10, 2012.

Crystal & Company

During each of the quarters ended March 31, 2013 and 2012, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. Prior to October 15, 2012, Crystal & Company was known as Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

Hiscox Insurance Company (Bermuda) Ltd.

Wind River Reinsurance is a participant in a reinsurance agreement with Hiscox Insurance Company (Bermuda) Ltd. (“Hiscox Bermuda”) effective January 1, 2013. Steve Green, the President of Wind River Reinsurance, is a member of Hiscox Bermuda’s Board of Directors. The Company estimated that the following earned premium and incurred losses related to the agreement have been assumed by Wind River Reinsurance from Hiscox Bermuda:

(Dollars in thousands)	Quarter Ended March 31, 2013
Assumed earned premium	$354
Assumed losses and loss adjustment expenses	89

Net balances due to Wind River Reinsurance under this agreement are as follows:

(Dollars in thousands)	As of March 31, 2013
Net balance receivable	$1,398

9.	Commitments and Contingencies

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company maintains insurance and reinsurance coverage such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations, cash flows, or financial condition.

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

10.	Share-Based Compensation Plans

During the quarters ended March 31, 2013 and 2012, the Company granted 81,587 and 29,675 A ordinary shares, respectively, at a weighted average grant date value of $22.13 and $18.60 per share, respectively, to key employees of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). All of the shares granted in 2013 and 2012 were subject to certain restrictions.

GLOBAL INDEMNITY PLC

During the quarters ended March 31, 2013 and 2012, the Company granted an aggregate of 11,900 and 14,385 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $22.13 and $19.83 per share, respectively, to non-employee directors of the Company under the Plan.

11.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended March 31,
except share and per share data)	2013	2012
Net income	$12,365	$10,862

Basic earnings per share:
Weighted average shares outstanding - basic	25,055,116	28,617,087

Net income per share	$0.49	$0.38

Diluted earnings per share:
Weighted average shares outstanding - diluted	25,099,044	28,639,277

Net income per share	$0.49	$0.38

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2013	2012
Weighted average shares for basic earnings per share	25,055,116	28,617,087
Non-vested restricted stock	17,107	13,655
Options	26,821	8,535

Weighted average shares for diluted earnings per share	25,099,044	28,639,277

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2013 and 2012 do not include 150,450 and 546,482 shares, respectively, which were deemed to be anti-dilutive.

12.	Segment Information

The following are tabulations of business segment information for the quarters ended March 31, 2013 and 2012.

Quarter Ended March 31, 2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)	Total
Revenues:
Gross premiums written	$51,088		$23,851	$74,939

Net premiums written	$47,628		$23,850	$71,478

Net premiums earned	$45,241		$10,755	$55,996
Other income	81		(27)	54

Total revenues	45,322		10,728	56,050
Losses and Expenses:
Net losses and loss adjustment expenses	28,742		3,046	31,788
Acquisition costs and other underwriting expenses	20,407	(3)	4,070	24,477

Income (loss) from segments	$(3,827)		$3,612	(215)

Unallocated Items:
Net investment income				10,034
Net realized investment gains				5,757
Corporate and other operating expenses				(2,345)

GLOBAL INDEMNITY PLC

Interest expense				(1,173)

Income before income taxes				12,058
Income tax benefit				(307)

Net income				$12,365

Total assets	$1,258,545	$659,136	(4)	$1,917,681

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $248 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended March 31, 2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$47,834		$9,924		$57,758

Net premiums written	$40,906		$9,375		$50,281

Net premiums earned	$47,501		$16,969		$64,470
Other income (loss)	154		(506)		(352)

Total revenues	47,655		16,463		64,118
Losses and Expenses:
Net losses and loss adjustment expenses	33,151		8,858		42,009
Acquisition costs and other underwriting expenses	19,419	(3)	3,748		23,167

Income (loss) from segments	$(4,915)		$3,857		(1,058)

Unallocated Items:
Net investment income					11,417
Net realized investment gains					1,761
Corporate and other operating expenses					(2,488)
Interest expense					(1,478)

Income before income taxes					8,154
Income tax benefit					(2,708)

Net income					$10,862

Total assets	$1,443,226		$637,634	(4)	$2,080,860

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $248 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

13.	New Accounting Pronouncements

In February, 2013, the FASB issued new accounting guidance surrounding other comprehensive income. The new guidance requires additional disclosure surrounding amounts reclassified out of accumulated other comprehensive by component. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.

14.	Subsequent Events

The Company opened a brokerage account for its top United States holding company. The Company has the ability to borrow on margin within this account at expected borrowing rates that are currently less than 1%. The account has not been funded and no borrowing has occurred to date.

GLOBAL INDEMNITY PLC

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Developments

The Company opened a brokerage account for its top United States holding company. The Company has the ability to borrow on margin within this account at expected borrowing rates that are currently less than 1%. The account has not been funded and no borrowing has occurred to date.

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

GLOBAL INDEMNITY PLC

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Business Segments - Insurance Operations” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

In addition to the Company’s internal reserve analysis, independent external actuaries will perform a full, detailed review of the Insurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff and management. The Company’s independent external actuaries also perform a full, detailed review of the Reinsurance Operations’ reserves annually.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

Management’s best estimate at March 31, 2013 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $864.2 million and $626.2 million, respectively, as of March 31, 2013. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2013 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$244,869	$510,372	$755,241
Reinsurance Operations	41,920	67,006	108,926

Total	$286,789	$577,378	$864,167

	Net Reserves (2)
	Case	IBNR (1)	Total
Insurance Operations	$164,879	$353,890	$518,769
Reinsurance Operations	41,920	65,519	107,439

Total	$206,799	$419,409	$626,208

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused it to increase or decrease its frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on the Company’s historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $34.5 million for claims occurring during the quarter ended March 31, 2013:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(4,996)	$(3,360)	$(1,723)	$(86)	$1,551
	-3%	(4,376)	(2,705)	(1,034)	637	2,309
	-2%	(4,066)	(2,378)	(689)	999	2,688
	-1%	(3,756)	(2,050)	(345)	1,361	3,067
	0%	(3,446)	(1,723)	—	1,723	3,446
	1%	(3,136)	(1,396)	345	2,085	3,825
	2%	(2,825)	(1,068)	689	2,446	4,204
	3%	(2,515)	(741)	1,034	2,808	4,583
	5%	(1,895)	(86)	1,723	3,532	5,341

The Company’s net reserves for losses and loss expenses of $626.2 million as of March 31, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral and payment history with its reinsurers are several of the factors that the Company considers

GLOBAL INDEMNITY PLC

when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If its reinsurers do not pay, the Company is still legally obligated to pay the loss.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 4 of the notes to consolidated financial statements in Item 1 of Part I of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of the Company’s securities with gross unrealized losses as of March 31, 2013 and December 31, 2012, and for other than temporary impairment losses that the Company recorded for the quarters ended March 31, 2013 and 2012, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Fair Value Measurements

Unless otherwise noted, the reported value of assets and liabilities approximates their fair value.

The Company categorizes its investment assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information about the fair value hierarchy and the Company’s assets that are accounted for at fair value.

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

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Recent accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2013 or December 31, 2012. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in its forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

GLOBAL INDEMNITY PLC

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

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2012 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012
Insurance Operations premiums written:
Gross premiums written	$51,088	$47,834
Ceded premiums written	3,460	6,928

Net premiums written	$47,628	$40,906

Reinsurance Operations premiums written:
Gross premiums written	$23,851	$9,924
Ceded premiums written	1	549

Net premiums written	$23,850	$9,375

Revenues: (1)
Insurance Operations	$45,322	$47,655
Reinsurance Operations	10,728	16,463

Total revenues	$56,050	$64,118

Expenses: (2)
Insurance Operations (3)	$49,149	$52,570
Reinsurance Operations	7,116	12,606

Total expenses	$56,265	$65,176

Income (loss) from segments:
Insurance Operations	$(3,827)	$(4,915)
Reinsurance Operations	3,612	3,857

Total income (loss) from segments	$(215)	$(1,058)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	63.5	69.7
Expense ratio	45.1	40.9

Combined ratio	108.6	110.6

Reinsurance Operations
Loss ratio	28.3	52.2
Expense ratio	37.8	22.1

Combined ratio	66.1	74.3

Consolidated
Loss ratio	56.8	65.2
Expense ratio	43.7	35.9

Combined ratio	100.5	101.1

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $248 for each of the quarters ended March 31, 2013 and 2012 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended March 31, 2013 Compared with the Quarter Ended March 31, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase /(Decrease)
(Dollars in thousands)	2013	2012	$	%
Gross premiums written	$51,088	$47,834	$3,254	6.8%

Net premiums written	$47,628	$40,906	$6,722	16.4%

Net premiums earned	$45,241	$47,501	$(2,260)	(4.8%)
Other income	81	154	(73)	(47.4%)

Total revenues	$45,322	$47,655	$(2,333)	(4.9%)
Losses and expenses:
Net losses and loss adjustment expenses	28,742	33,151	(4,409)	(13.3%)
Acquisition costs and other underwriting expenses (1)	20,407	19,419	988	5.1%

Loss from segment	$(3,827)	$(4,915)	$1,088	22.1%

Underwriting Ratios:
Loss ratio:
Current accident year	69.7	72.7	(3.0)
Prior accident year	(6.2)	(3.0)	(3.2)

Calendar year	63.5	69.7	(6.2)
Expense ratio	45.1	40.9	4.2

Combined ratio	108.6	110.6	(2.0)

(1)	Includes excise tax of $248 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for each of the quarters ended March 31, 2013 and 2012, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $51.1 million for the quarter ended March 31, 2013, compared with $47.8 million for the quarter ended March 31, 2012, an increase of $3.3 million or 6.8%. The increase was primarily driven by new business growth in the Company’s small business and commercial auto classes.

Net premiums written, which equal gross premiums written less ceded premiums written, were $47.6 million for the quarter ended March 31, 2013, compared with $40.9 million for the quarter ended March 31, 2012, an increase of $6.7 million or 16.4%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of the Company retaining more of its direct business. The ratio of net premiums written to gross premiums written was 93.2% for the quarter ended March 31, 2013 and 85.5% for the quarter ended March 31, 2012, an increase of 7.7 points.

Net premiums earned were $45.2 million for the quarter ended March 31, 2013, compared with $47.5 million for the quarter ended March 31, 2012, a decrease of $2.3 million or 4.8%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the quarters ended March 31, 2013 and 2012 were $26.0 million and $23.5 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2013 and 2012 were $19.2 million and $24.0 million, respectively.

GLOBAL INDEMNITY PLC

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

	Quarter Ended March 31, 2013			Quarter Ended March 31, 2012
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$23,077	$21,633	$21,553	$20,233	$18,982	$19,649
Property Brokerage	9,436	9,025	6,885	9,277	5,589	5,439
Programs	14,545	13,233	12,744	13,636	12,419	12,149
Other	4,030	3,737	4,059	4,688	3,916	10,264

Total	$51,088	$47,628	$45,241	$47,834	$40,906	$47,501

Other Income

Other income was $0.1 million and $0.2 million for the quarters ended March 31, 2013 and 2012, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 63.5% for the quarter ended March 31, 2013 compared with 69.7% for the quarter ended March 31, 2012. The decrease in the loss ratio is driven by better performance in the property lines. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2013 was 69.7%, a decrease of 3.0 points from 72.7% for the quarter ended March 31, 2012:

•	The current accident year property loss ratio decreased 4.6 points from 72.3% in the quarter ended March 31, 2012 to 67.7% in the quarter ended March 31, 2013.

•

The non-catastrophe loss ratio decreased 4.2 points from 64.4% in the quarter ended March 31, 2012 to 60.2% in the quarter ended March 31, 2013. Non-catastrophe losses were $15.6 million and $15.1 million for the quarters ended March 31, 2013 and 2012, respectively.

•

The catastrophe loss ratio decreased 0.4 points from 7.9% in the quarter ended March 31, 2012 to 7.5% in the quarter ended March 31, 2013. Catastrophe losses were $1.9 million for each of the quarters ended March 31, 2013 and 2012.

•	The current accident year casualty loss ratio decreased 0.7 points from 73.1% in the quarter ended March 31, 2012 to 72.4% in the quarter ended March 31, 2013.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates. In the first quarter of 2013, the Company reduced its prior accident year loss reserves by $2.8 million, which was primarily driven by better than expected emergence in property lines for accident years 2008 through 2012 that resulted in a 6.2 point reduction of the prior accident year loss ratio.

In the first quarter of 2012, the Company reduced its prior accident year loss reserves by $1.4 million, which primarily consisted of the following:

•

General liability: A $2.5 million reduction primarily consisting of reductions of $3.4 million from accident years 2002 through 2006 and 2008 due to continued favorable emergence. Incurred losses for these accident years have developed at a rate lower than the Company’s historical averages. This was partially offset by increases of $1.0 million in accident years 1998, 2000 and 2007 related to loss emergence on certain construction defect claims.

GLOBAL INDEMNITY PLC

•	Property: A $0.6 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Marine: A $0.5 million increase primarily related to accident year 2011 due to greater than expected loss emergence on one large hull claim and two protection and indemnity claims.

Net losses and loss adjustment expenses were $28.7 million for the quarter ended March 31, 2013, compared with $33.2 million for the quarter ended March 31, 2012, a decrease of $4.4 million or 13.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $31.5 million and $34.6 million for the quarters ended March 31, 2013 and 2012, respectively. This decrease is primarily attributable to the decreases in current accident year losses described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.4 million for the quarter ended March 31, 2013, compared with $19.4 million for the quarter ended March 31, 2012, an increase of $1.0 million or 5.1%. The increase is primarily due to premium deficiency charges recorded in 2011 which resulted in 2012 acquisition costs being lower than normal. Excluding the impact of premium deficiency charges, 2012 acquisition costs and other underwriting expenses would have been $20.1 million.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 45.1% for the quarter ended March 31, 2013, compared with 40.9% for the quarter ended March 31, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in earned premium volume and the impact of premium deficiency charges. Excluding the impact of premium deficiency charges, the 2012 expense ratio would have been 42.3%.

The combined ratio for the Company’s Insurance Operations was 108.6% for the quarter ended March 31, 2013, compared with 110.6% for the quarter ended March 31, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the combined ratio increased from 113.6% for the quarter ended March 31, 2012 to 114.8% for the quarter ended March 31, 2013. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the effect of premium deficiency charges recorded in 2011.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $3.8 million for the quarter ended March 31, 2013, compared with a loss of $4.9 million for the quarter ended March 31, 2012.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase /(Decrease)
(Dollars in thousands)	2013	2012	$	%
Gross premiums written	$23,851	$9,924	$13,927	140.3%

Net premiums written	$23,850	$9,375	$14,475	154.4%

Net premiums earned	$10,755	$16,969	$(6,214)	(36.6%)
Other income (loss)	(27)	(506)	479	94.7%

Total revenues	$10,728	$16,463	$(5,735)	(34.8%)

GLOBAL INDEMNITY PLC

Losses and expenses:
Net losses and loss adjustment expenses	3,046	8,858	(5,812)	(65.6%)
Acquisition costs and other underwriting expenses	4,070	3,748	322	8.6%

Income from segment	$3,612	$3,857	$(245)	(6.4%)

Underwriting Ratios:
Loss ratio:
Current accident year	27.1	52.8	(25.7)
Prior accident year	1.2	(0.6)	1.8

Calendar year loss ratio	28.3	52.2	(23.9)
Expense ratio	37.8	22.1	15.7

Combined ratio	66.1	74.3	(8.2)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $23.9 million for the quarter ended March 31, 2013, compared with $9.9 million for the quarter ended March 31, 2012, an increase of $13.9 million or 140.3%. The increase was primarily due to several new treaties written during 2013. Wind River is primarily writing property treaties at the current time.

Net premiums written, which equal gross premiums written less ceded premiums written, were $23.9 million for the quarter ended March 31, 2013, compared with $9.4 million for the quarter ended March 31, 2012, an increase of $14.5 million or 154.4%. The increase was primarily due to the increase in gross premiums written noted above.

Net premiums earned were $10.8 million for the quarter ended March 31, 2013, compared with $17.0 million for the quarter ended March 31, 2012, a decrease of $6.2 million or 36.6%. The decrease was primarily due to decreases in net premiums written within the previous year. Property net premiums earned for the quarters ended March 31, 2013 and 2012 were $10.5 million and $7.7 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2013 and 2012 were $0.3 million and $9.3 million, respectively.

Other Income (Loss)

Other income was a loss of $0.03 million and $0.5 million for the quarters ended March 31, 2013 and 2012, respectively. Other income is comprised of exchange gains and losses related to foreign denominated cash accounts.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 28.3% for the quarter ended March 31, 2013 compared with 52.2% for the quarter ended March 31, 2012. The decrease is primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 25.7 points from 52.8% for the quarter ended March 31, 2012 to 27.1% for the quarter ended March 31, 2013.

The current accident year property loss ratio increased 12.2 points from 14.6% in the quarter ended March 31, 2012 to 26.8% in the quarter ended March 31, 2013. Current accident year property losses for the quarters ended March 31, 2013 and 2012 were $2.8 million and $1.1 million, respectively.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates. The impact of changes to prior accident years is 1.2 points resulting from an increase in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended March 31, 2013 compared to a decrease in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended March 31, 2012.

GLOBAL INDEMNITY PLC

Net losses and loss adjustment expenses were $3.0 million for the quarter ended March 31, 2013, compared with $8.9 million for the quarter ended March 31, 2012, a decrease of $5.8 million or 65.6%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses decreased from $9.0 million for the quarter ended March 31, 2012 to $2.9 million for the quarter ended March 31, 2013. This decrease is primarily attributable to the decrease in net earned premiums in 2013 and exits of unprofitable treaties.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.1 million for the quarter ended March 31, 2013, compared with $3.7 million for the quarter ended March 31, 2012, an increase of $0.3 million or 8.6%. The increase is primarily due to higher commission rates on treaties written in 2013 as well as premium deficiency charges recorded in 2011 which resulted in 2012 acquisition costs being lower than normal. Excluding the impact of premium deficiency charges, 2012 acquisition costs and other underwriting expenses would have been $5.3 million.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 37.8% for the quarter ended March 31, 2013, compared with 22.1% for the quarter ended March 31, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase is primarily due to the increase in commissions including profit commissions on property business and the impact of premium deficiency charges as noted above. Excluding the impact of premium deficiency charges, the 2012 expense ratio would have been 31.4%.

The combined ratio for the Company’s Reinsurance Operations was 66.1% for the quarter ended March 31, 2013, compared with 74.3% for the quarter ended March 31, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 74.9% for the quarter ended March 31, 2012 to 64.9% for the quarter ended March 31, 2013. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the effect of premium deficiency charges recorded in 2011.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.6 million for the quarter ended March 31, 2013 compared to income of $3.9 million for the quarter ended March 31, 2012, a decrease of $0.2 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase /(Decrease)
(Dollars in thousands)	2013	2012	$	%
Net investment income	$10,034	$11,417	$(1,383)	(12.1%)
Net realized investment gains	5,757	1,761	3,996	226.9%
Corporate and other operating expenses	(2,345)	(2,488)	(143)	(5.7%)
Interest expense	(1,173)	(1,478)	(305)	(20.6%)
Income tax benefit	307	2,708	(2,401)	(88.7%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $10.0 million for the quarter ended March 31, 2013, compared with $11.4 million for the quarter ended March 31, 2012, a decrease of $1.4 million or 12.1%.

GLOBAL INDEMNITY PLC

•

Gross investment income, which excludes realized gains and losses, was $11.2 million for the quarter ended March 31, 2013, compared with $12.6 million for the quarter ended March 31, 2012, a decrease of $1.4 million or 11.6%. The decrease was primarily due to a reduction in the Company’s fixed income portfolio related to funding the share repurchase program, repayment of debt, negative operating cash flow, and lower reinvestment yields.

•	Investment expenses were $1.1 million for the quarter ended March 31, 2013, compared with $1.2 million for the quarter ended March 31, 2012, a decrease of $0.1 million or 7.3%.

At March 31, 2013, the Company held agency mortgage-backed securities with a book value of $173.6 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of March 31, 2013, compared with 1.9 years as of March 31, 2012. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.1 years as of March 31, 2013 compared to 1.8 years as of March 31, 2012. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2013, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.9% compared with 3.2% at March 31, 2012. The embedded book yield on the $205.5 million of municipal bonds in the Company’s portfolio was 2.9% at March 31, 2013, compared to an embedded book yield of 3.5% on the Company’s municipal bond portfolio of $204.1 million at March 31, 2012.

Net Realized Investment Gains

Net realized investment gains were $5.8 million for the first quarter 2013, compared with $1.8 million for the first quarter 2012. The net realized investment gains for 2013 consist primarily of net gains of $0.4 million relative to the Company’s fixed maturities and $5.4 million relative to its equity securities. The net realized investment gains for 2012 consist primarily of net gains of $0.3 million relative to the Company’s fixed maturities and $3.3 million relative to its equity securities, offset by other than temporary impairment losses of $1.8 million.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2013 and 2012.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.3 million for the quarter ended March 31, 2013, compared with $2.5 million for the quarter ended March 31, 2012, a decrease of $0.1 million or 5.7%. The decrease is primarily due to a decrease in professional fees.

Interest Expense

Interest expense was $1.2 million and $1.5 million for the quarters ended March 31, 2013 and 2012, respectively. This reduction was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2012. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $0.3 million for the quarter ended March 31, 2013 compared to $2.7 million for the quarter ended March 31, 2012. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

GLOBAL INDEMNITY PLC

Net Income

The factors described above resulted in net income of $12.4 million and $10.9 million for the quarters ended March 31, 2013 and 2012, respectively, an increase of $1.5 million or 13.8%.

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

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. The U.S. insurance companies did not declare or pay any dividends during the quarter ended March 31, 2013.

For 2013, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Wind River Reinsurance did not declare or pay any dividends during the quarter ended March 31, 2013.

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

GLOBAL INDEMNITY PLC

Net cash used for operating activities was $10.4 million and $18.5 million for the quarters ended March 31, 2013 and 2012, respectively. The increase in operating cash flows of approximately $8.0 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2013	2012	Change
Net premiums collected	$60,531	$47,374	$13,157
Net losses paid	(44,668)	(47,375)	2,707
Underwriting and corporate expenses	(35,285)	(29,138)	(6,147)
Net investment income	11,056	13,257	(2,201)
Net federal income taxes paid	(48)	(219)	171
Interest paid	(2,009)	(2,582)	573
Other	—	232	(232)

Net cash used for operating activities	$(10,423)	$(18,451)	$8,028

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

There have been no material changes to the Company’s liquidity during the quarter ended March 31, 2013. Please see Item 7 of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Wind River Reinsurance, bearing interest at the six month London Interbank Offered Rate plus 3.5%. Interest is payable semi-annually. The proceeds of the loan were used to fund trust accounts in the normal course of business. During the quarter ended March 31, 2013, Wind River Reinsurance made a principal payment of $1.0 million under this loan. As of March 31, 2013, AIS had $31.2 million receivable under the loan agreement, with accrued interest of $0.3 million.

The Company opened a brokerage account for its top United States holding company. The Company has the ability to borrow on margin within this account at expected borrowing rates that are currently less than 1%. The account has not been funded and no borrowing has occurred to date.

Other than items discussed in the paragraph above, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2013. Please see Item 7 of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” section in Item 7 of Part II of the Company’s 2012 Annual Report on Form 10-K.

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

GLOBAL INDEMNITY PLC

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) the impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; and (16) uncertainties relating to ongoing or future litigation matters.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in the Company’s 2012 Annual Report on Form 10-K. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Central bank easing and signs of gradual global economic recovery imparted a positive tone to financial markets early in the first quarter. But later in the period, heightened global political uncertainty and renewed worries about Europe’s debt crisis came to dominate headlines, weighing on investor sentiment. Fixed income risk assets experienced mixed performance during the period in terms of both absolute and excess returns, while US Treasury yields were flat to modestly higher. The Fed maintained the pace of its bond-buying program at US $85 billion a month, while keeping policy rates unchanged. Increasingly, however, the Fed’s rate-setting Open Market Committee has begun to publically debate the costs of open-ended bond purchases, raising concerns that these will end sooner than anticipated.

The investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.3 years. Portfolio purchases during the quarter were focused within CMBS (commercial mortgage-backed securities), ABS (asset-backed securities), and US Corporate bonds. These purchases were funded primarily through maturities and paydowns.

During the first quarter, the portfolio’s allocation to CMBS increased, given attractive valuations and supportive commercial real estate fundamentals. Additionally, the Company continues to favor the credit sector as fundamentals remain positive, but valuations imply the need to be more selective.

There have been no other material changes to the Company’s market risk since December 31, 2012. Please see Item 7A of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY PLC

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended March 31, 2013 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GLOBAL INDEMNITY PLC

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company maintains insurance and reinsurance coverage for risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations, cash flows, or financial condition.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 15, 2013. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 1,253 shares purchased from the Company’s employees during the quarter ended March 31, 2013. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GLOBAL INDEMNITY PLC

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

May 10, 2013	By:	/s/ Thomas M. McGeehan
Date: May 10, 2013	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)