Form 10-Q
period 2013-06-30
Global Indemnity plc
filed 2013-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

001-34809

Commission File Number

GLOBAL INDEMNITY PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25/28 NORTH WALL QUAY

DUBLIN 1

IRELAND

(Address of principal executive office, including zip code)

353 (0) 1 649 2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2013, the registrant had outstanding 13,123,261 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,163,532 and $1,187,094)	$1,184,738	$1,229,322
Equity securities:
Available for sale, at fair value (cost: $174,693 and $167,179)	222,583	197,075
Other invested assets:
Available for sale, at fair value (cost: $3,059 and $3,049)	3,226	3,132

Total investments	1,410,547	1,429,529

Cash and cash equivalents	111,440	104,460
Premiums receivable, net	74,027	45,162
Reinsurance receivables, net	232,645	241,827
Receivable for securities sold	5,160	—
Federal income taxes receivable	1,393	6,844
Deferred federal income taxes	10,445	10,824
Deferred acquisition costs	25,980	18,265
Intangible assets	18,166	18,343
Goodwill	4,820	4,820
Prepaid reinsurance premiums	5,248	5,945
Other assets	14,951	17,684

Total assets	$1,914,822	$1,903,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$844,918	$879,114
Unearned premiums	128,572	94,114
Ceded balances payable	4,628	4,201
Contingent commissions	7,302	9,911
Payable for securities purchased	—	2,634
Notes and debentures payable	84,929	84,929
Other liabilities	20,523	22,182

Total liabilities	1,090,872	1,097,085

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,164,587 and 16,087,939, respectively; A ordinary shares outstanding: 13,105,826 and 13,030,938, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	514,422	512,304
Accumulated other comprehensive income, net of taxes	47,574	53,350
Retained earnings	363,200	342,171
A ordinary shares in treasury, at cost: 3,058,761 and 3,057,001 shares, respectively	(101,249)	(101,210)

Total shareholders’ equity	823,950	806,618

Total liabilities and shareholders’ equity	$1,914,822	$1,903,703

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:

Gross premiums written	$84,245	$67,632	$159,184	$125,390

Net premiums written	$78,346	$61,135	$149,824	$111,416

Net premiums earned	$58,671	$57,859	$114,667	$122,329
Net investment income	9,765	11,071	19,799	22,488
Net realized investment gains:
Other than temporary impairment losses on investments	(1,010)	(1,326)	(1,053)	(3,619)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	—	—	541
Other net realized investment gains	3,816	3,267	9,616	6,780

Total net realized investment gains	2,806	1,941	8,563	3,702
Other income (loss)	247	(40)	301	(392)

Total revenues	71,489	70,831	143,330	148,127

Losses and Expenses:
Net losses and loss adjustment expenses	34,924	36,158	66,712	78,167
Acquisition costs and other underwriting expenses	24,472	23,760	48,949	46,927
Corporate and other operating expenses	2,472	2,336	4,817	4,824
Interest expense	1,181	1,470	2,354	2,948

Income before income taxes	8,440	7,107	20,498	15,261
Income tax benefit	(224)	(2,497)	(531)	(5,205)

Net income	$8,664	$9,604	$21,029	$20,466

Per share data:

Net income
Basic	$0.35	$0.35	$0.84	$0.73

Diluted	$0.34	$0.35	$0.84	$0.72

Weighted-average number of shares outstanding
Basic	25,049,888	27,829,555	25,052,488	28,223,321

Diluted	25,119,035	27,836,453	25,120,897	28,236,562

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$8,664	$9,604	$21,029	$20,466

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses)	(11,407)	(6,975)	(154)	13,075
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(3)	(4)	(4)	(539)
Recognition of previously unrealized holding gains	(1,881)	(1,450)	(5,652)	(3,231)
Unrealized foreign currency translation gains (losses)	66	9	34	(38)

Other comprehensive income (loss), net of taxes	(13,225)	(8,420)	(5,776)	9,267

Comprehensive income (loss), net of taxes	$(4,561)	$1,184	$15,253	$29,733

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2013	Year Ended December 31, 2012
Number of A ordinary shares issued:
Number at beginning of period	16,087,939	21,429,683
Ordinary shares issued under share incentive plans	66,683	29,675
Ordinary shares issued to directors	9,965	—
Ordinary shares retired	—	(5,371,419)

Number at end of period	16,164,587	16,087,939

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$512,304	$621,917
Share compensation plans	2,118	2,582
A ordinary shares retired	—	(112,195)

Balance at end of period	$514,422	$512,304

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$53,350	$40,174
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(5,806)	13,218
Change in other than temporary impairment losses recognized in other comprehensive income	(4)	(14)
Unrealized foreign currency translation gains (losses)	34	(28)

Other comprehensive income (loss)	(5,776)	13,176

Balance at end of period	$47,574	$53,350

Retained earnings:
Balance at beginning of period	$342,171	$307,414
Net income	21,029	34,757

Balance at end of period	$363,200	$342,171

Number of Treasury Shares:
Number at beginning of period	3,057,001	4,619,005
A ordinary shares purchased	1,760	3,809,415
A ordinary shares retired	—	(5,371,419)

Number at end of period	3,058,761	3,057,001

Treasury Shares, at cost:
Balance at beginning of period	$(101,210)	$(130,444)
A ordinary shares purchased, at cost	(39)	(82,961)
A ordinary shares retired	—	112,195

Balance at end of period	$(101,249)	$(101,210)

Total shareholders’ equity	$823,950	$806,618

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$21,029	$20,466
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	25	33
Amortization and depreciation	385	941
Restricted stock and stock option expense	2,118	1,287
Deferred federal income taxes	(2,215)	2,111
Amortization of bond premium and discount, net	3,099	3,549
Net realized investment gains	(8,563)	(3,702)
Changes in:
Premiums receivable, net	(28,865)	(4,852)
Reinsurance receivables, net	9,182	9,891
Unpaid losses and loss adjustment expenses	(34,196)	(30,094)
Unearned premiums	34,458	(10,847)
Ceded balances payable	427	(1,244)
Other assets and liabilities, net	599	(3,165)
Contingent commissions	(2,609)	(1,242)
Federal income tax receivable/payable	5,451	(7,539)
Deferred acquisition costs, net	(7,715)	1,377
Prepaid reinsurance premiums	697	(66)

Net cash used for operating activities	(6,693)	(23,096)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	193,642	270,873
Proceeds from sale of equity securities	42,551	25,159
Proceeds from maturity of fixed maturities	33,530	25,460
Purchases of fixed maturities	(214,220)	(294,711)
Purchases of equity securities	(41,781)	(27,494)
Purchases of other invested assets	(10)	(6)

Net cash provided by (used for) investing activities	13,712	(719)

Cash flows from financing activities:
Purchase of A ordinary shares	(39)	(74,850)
Principal payments of term debt	—	(71)

Net cash used for financing activities	(39)	(74,921)

Net change in cash and cash equivalents	6,980	(98,736)
Cash and cash equivalents at beginning of period	104,460	175,860

Cash and cash equivalents at end of period	$111,440	$77,124

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes charges incurred by expense type and the remaining liability as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Employee Termination	Operating Leases	Total

Liability at January 1, 2012	$785	$1,828	$2,613

Cash payments	(773)	(690)	(1,463)
Non-cash adjustments	—	(267)	(267)

Liability at December 31, 2012	$12	$871	$883

Cash payments	(12)	(289)	(301)
Non-cash adjustments	—	(108)	(108)

Liability at June 30, 2013	$—	$474	$474

There was a reduction in expense of $0.04 million and $0.1 million, respectively, related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter and six months ended June 30, 2013.

There was a reduction in expense of $0.18 million related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter and six months ended June 30, 2012.

3.	Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2013
Fixed maturities:
U.S. treasury and agency obligations	$107,669	$4,755	$(133)	$112,291	$—
Obligations of states and political subdivisions	191,641	4,948	(1,606)	194,983	—
Mortgage-backed securities	255,226	4,980	(2,358)	257,848	(6)
Asset-backed securities	109,438	1,294	(503)	110,229	(21)
Commercial mortgage-backed securities	57,810	5	(980)	56,835	—
Corporate bonds and loans	391,633	10,401	(930)	401,104	—
Foreign corporate bonds	50,115	1,333	—	51,448	—

Total fixed maturities	1,163,532	27,716	(6,510)	1,184,738	(27)
Common stock	174,693	49,010	(1,120)	222,583	—
Other invested assets	3,059	167	—	3,226	—

Total	$1,341,284	$76,893	$(7,630)	$1,410,547	$(27)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2012
Fixed maturities:
U.S. treasury and agency obligations	$102,186	$6,559	$(1)	$108,744	$—
Obligations of states and political subdivisions	194,326	6,883	(132)	201,077	—
Mortgage-backed securities	247,639	8,492	(189)	255,942	(8)
Asset-backed securities	111,289	2,071	(9)	113,351	(24)
Commercial mortgage-backed securities	8,070	60	(13)	8,117	—
Corporate bonds and loans	469,860	16,739	(428)	486,171	—
Foreign corporate bonds	53,724	2,196	—	55,920	—

Total fixed maturities	1,187,094	43,000	(772)	1,229,322	(32)
Common stock	167,179	32,847	(2,951)	197,075	—
Other invested assets	3,049	83	—	3,132	—

Total	$1,357,322	$75,930	$(3,723)	$1,429,529	$(32)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 3% of shareholders’ equity at June 30, 2013 or December 31, 2012.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$105,566	$107,190
Due after one year through five years	497,413	512,713
Due after five years through ten years	108,194	109,354
Due after ten years through fifteen years	3,860	4,660
Due after fifteen years	26,025	25,909
Mortgage-backed securities	255,226	257,848
Asset-backed securities	109,438	110,229
Commercial mortgage-backed securities	57,810	56,835

Total	$1,163,532	$1,184,738

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2013:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$6,272	$(133)	$—	$—	$6,272	$(133)
Obligations of states and political subdivisions	65,819	(1,543)	4,550	(63)	70,369	(1,606)
Mortgage-backed securities	117,001	(2,356)	188	(2)	117,189	(2,358)
Asset-backed securities	40,810	(502)	3	(1)	40,813	(503)
Commercial mortgage-backed securities	52,096	(980)	—	—	52,096	(980)
Corporate bonds and loans	59,032	(829)	1,628	(101)	60,660	(930)

Total fixed maturities	341,030	(6,343)	6,369	(167)	347,399	(6,510)
Common stock	16,046	(881)	1,299	(239)	17,345	(1,120)

Total	$357,076	$(7,224)	$7,668	$(406)	$364,744	$(7,630)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2012:

	Less than 12 months		12 months or longer (2)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$2,002	$(1)	$—	$—	$2,002	$(1)
Obligations of states and political subdivisions	33,204	(132)	—	—	33,204	(132)
Mortgage-backed securities	33,635	(172)	640	(17)	34,275	(189)
Asset-backed securities	5,722	(3)	4,763	(6)	10,485	(9)
Commercial mortgage-backed securities	2,839	(13)	—	—	2,839	(13)
Corporate bonds and loans	8,202	(274)	3,308	(154)	11,510	(428)

Total fixed maturities	85,604	(595)	8,711	(177)	94,315	(772)
Common stock	30,153	(2,284)	3,950	(667)	34,103	(2,951)

Total	$115,757	$(2,879)	$12,661	$(844)	$128,418	$(3,723)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(2)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

For equity securities, management carefully reviews all securities with unrealized losses to determine if a security should be impaired with a focus on securities that have either:

(1)	persisted with unrealized losses for more than twelve consecutive months or

(2)	the value of the investment has been 20% or more below cost for six continuous months or more.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The amount of any write-down, including those that are deemed to be other than temporary, is included in earnings as a realized loss in the period in which the impairment arose.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2013, gross unrealized losses related to U.S. treasury and agency obligations were $0.133 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of June 30, 2013, gross unrealized losses related to obligations of states and political subdivisions were $1.606 million. Of this amount, $0.063 million have been in an unrealized loss position for twelve months or greater. All of these securities are rated AAA. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of June 30, 2013, gross unrealized losses related to mortgage-backed securities were $2.358 million. Of this amount, $0.002 million have been in an unrealized loss position for twelve months or greater. All of the securities in an unrealized loss position for twelve months or greater are rated BB or higher. The Company’s investment manager models each mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) – As of June 30, 2013, gross unrealized losses related to asset-backed securities were $0.503 million. Of this amount, $0.001 million have been in an unrealized loss position for twelve months or greater. All of these securities are rated A. The weighted average credit enhancement for the Company’s asset-backed portfolio is 30.1. This represents the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principle losses. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of June 30, 2013, gross unrealized losses related to CMBS were $0.980 million. All unrealized losses have been in an unrealized loss position for less than twelve

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

months. The weighted average credit enhancement for the Company’s CMBS portfolio is 31.0. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans – As of June 30, 2013, gross unrealized losses related to corporate bonds and loans were $0.930 million. Of this amount, $0.101 million have been in an unrealized loss position for twelve months or greater. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stocks – As of June 30, 2013, gross unrealized losses related to common stock were $1.120 million. Of this amount, $0.239 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities:
OTTI losses, gross	$(68)	$(164)	$(111)	$(1,059)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	541

Net impairment losses on fixed maturities recognized in earnings	(68)	(164)	(111)	(518)
Equity securities	(942)	(1,162)	(942)	(2,560)

Total	$(1,010)	$(1,326)	$(1,053)	$(3,078)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and six months ended June 30, 2013 and 2012 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$86	$141	$86	$86
Additions where no OTTI was previously recorded	—	—	—	55
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	(55)	—	(55)

Balance at end of period	$86	$86	$86	$86

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Net unrealized gains (losses) from:
Fixed maturities	$21,206	$42,228
Common stock	47,890	29,896
Other	(69)	83
Deferred taxes	(21,453)	(18,857)

Accumulated other comprehensive income, net of tax	$47,574	$53,350

The changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2013 was as follows:

Six Months Ended June 30, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$53,435	$(85)	$53,350

Other comprehensive income (loss) before reclassification	30	(154)	(124)

Amounts reclassified from accumulated other comprehensive income (loss)	(5,840)	188	(5,652)

Other comprehensive income (loss)	(5,810)	34	(5,776)

Ending balance	$47,625	$(51)	$47,574

The reclassifications out of accumulated other comprehensive income for the quarter and six months ended June 30, 2013 were as follows:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available for sale securities	$(4,018)	$(9,906)	Other net realized investment gains

	1,010	1,053	Other than temporary impairment losses on investments

	(3,008)	(8,853)	Total before tax

	1,053	3,013	Income tax (expense) benefit

	$(1,955)	$(5,840)	Net of tax

Foreign Currency Items
	202	290	Other net realized investment gains

	(71)	(102)	Income tax (expense) benefit

	$131	$188	Net of tax

Total reclassifications	$(1,824)	$(5,652)	Net of tax

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2013 and 2012 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Fixed maturities:
Gross realized gains	$287	$2,026	$674	$2,758
Gross realized losses	(339)	(781)	(396)	(1,603)

Net realized gains (losses)	(52)	1,245	278	1,155

Common stock:
Gross realized gains	4,532	2,123	10,013	5,390
Gross realized losses	(1,674)	(1,427)	(1,728)	(2,843)

Net realized gains	2,858	696	8,285	2,547

Total net realized investment gains	$2,806	$1,941	$8,563	$3,702

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012

Fixed maturities	$193,642	$270,873
Equity securities	42,551	25,159

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2013 and 2012 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Fixed maturities	$9,039	$10,467	$18,866	$21,826
Equity securities	1,660	1,628	2,952	2,711
Cash and cash equivalents	31	43	81	86
Other invested assets	141	—	141	156

Total investment income	10,871	12,138	22,040	24,779
Investment expense	(1,106)	(1,067)	(2,241)	(2,291)

Net investment income	$9,765	$11,071	$19,799	$22,488

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2013 and 2012 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net investment income	$9,765	$11,071	$19,799	$22,488

Net realized investment gains	2,806	1,941	8,563	3,702
Net unrealized investment gains (losses)	(15,391)	(11,951)	(3,180)	11,834

Net investment return	(12,585)	(10,010)	5,383	15,536

Total investment return	$(2,820)	$1,061	$25,182	$38,024

Total investment return % (1)	(0.2%)	0.1%	1.6%	2.4%

Average investment portfolio (2)	$1,532,639	$1,604,406	$1,529,251	$1,606,186

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of June 30, 2013, the Company held insurance enhanced municipal bonds of approximately $34.6 million, which represented approximately 2.3% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $4.6 million of these bonds are pre-refunded with U.S. treasury securities, of which $1.6 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $30.0 million of insurance enhanced municipal bonds, $15.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with Insurance	Ratings without Insurance

Rating

AAA	$8,837	$—
AA	—	8,837
A	6,277	6,277

Total	$15,114	$15,114

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2013, is as follows:

	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

(Dollars in thousands)

Financial Guarantor

Ambac Financial Group	$2,333	$1,267	$—	$1,066
Assured Guaranty Corporation	11,241	—	—	11,241
Municipal Bond Insurance Association	7,134	—	—	7,134
Gov’t National Housing Association	1,948	285	1,663	—
Permanent School Fund Guaranty	8,837	—	8,837	—

Total backed by financial guarantors	31,493	1,552	10,500	19,441
Other credit enhanced municipal bonds	3,060	3,060	—	—

Total	$34,553	$4,612	$10,500	$19,441

In addition to the $34.6 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $19.0 million, which represented approximately 1.2% of the Company’s total invested assets net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $19.0 million of insurance enhanced asset-backed and credit securities include Municipal Bond Insurance Association ($4.5 million), Ambac ($1.6 million), Assured Guaranty Corporation ($7.7 million), and Other ($5.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2013.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of June 30, 2013 and December 31, 2012:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2013	December 31, 2012

On deposit with governmental authorities	$41,931	$42,492
Intercompany trusts held for the benefit of U.S. policyholders	570,558	553,893
Held in trust pursuant to third party requirements	116,969	132,684
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,349	6,368
Securities held as collateral for borrowing arrangements	41,236	—

Total	$777,043	$735,437

4.	Fair Value Measurements

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$100,098	$12,193	$—	$112,291
Obligations of states and political subdivisions	—	194,983	—	194,983
Mortgage-backed securities	—	257,848	—	257,848
Commercial mortgage-backed securities	—	56,835	—	56,835
Asset-backed securities	—	110,229	—	110,229
Corporate bonds and loans	—	401,104	—	401,104
Foreign corporate bonds	—	51,448	—	51,448

Total fixed maturities	100,098	1,084,640	—	1,184,738
Common stock	222,583	—	—	222,583
Other invested assets	—	—	3,226	3,226

Total invested assets	$322,681	$1,084,640	$3,226	$1,410,547

As of December 31, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$89,981	$18,763	$—	$108,744
Obligations of states and political subdivisions	—	201,077	—	201,077
Mortgage-backed securities	—	255,942	—	255,942
Commercial mortgage-backed securities	—	8,117	—	8,117
Asset-backed securities	—	113,351	—	113,351
Corporate bonds and loans	—	486,171	—	486,171
Foreign corporate bonds	—	55,920	—	55,920

Total fixed maturities	89,981	1,139,341	—	1,229,322
Common stock	197,075	—	—	197,075
Other invested assets	—	—	3,132	3,132

Total invested assets	$287,056	$1,139,341	$3,132	$1,429,529

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

There were no transfers between Level 1 and Level 2 during the quarters and six months ended June 30, 2013 or 2012.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2013 and 2012:

	Other Invested Assets
(Dollars in thousands)	Quarters Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Beginning balance	$3,105	$8,632	$3,132	$6,617
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	121	(42)	84	1,967
Purchases	—	—	10	6

Ending balance	$3,226	$8,590	$3,226	$8,590

Losses included in earnings of the period attributable to the change in unrealized losses related to assets still held at the end of the period	$—	$—	$—	$—

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

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at June 30, 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2013.

(Dollars in thousands)	Fair Value	Future Funding Commitments

Equity Fund, LP (1)	$3,226	$2,497
Real Estate Fund, LP (2)	—	—

Total	$3,226	$2,497

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

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

During the three and six months ending June 30, 2013, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income, 30.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and discrete items such as limited partnership distributions, and then that amount is added to income taxes on net realized gains and losses, discrete items and limited partnership distributions. The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2013 and 2012 were as follows:

Quarter Ended June 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,615	$61,879	$(29,249)	$84,245

Net premiums written	$51,208	$27,138	$—	$78,346

Net premiums earned	$36,268	$22,403	$—	$58,671
Net investment income	9,126	5,545	(4,906)	9,765
Net realized investment gains (losses)	(1)	2,807	—	2,806
Other income (loss)	(2)	249	—	247

Total revenues	45,391	31,004	(4,906)	71,489
Losses and Expenses:
Net losses and loss adjustment expenses	17,059	17,865	—	34,924
Acquisition costs and other underwriting expenses	14,443	10,029	—	24,472
Corporate and other operating expenses	1,329	1,143	—	2,472
Interest expense	309	5,778	(4,906)	1,181

Income (loss) before income taxes	$12,251	$(3,811)	$—	$8,440

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Quarter Ended June 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$39,177	$52,371	$(23,916)	$67,632

Net premiums written	$39,177	$21,958	$—	$61,135

Net premiums earned	$37,086	$20,773	$—	$57,859
Net investment income	9,271	6,385	(4,585)	11,071
Net realized investment gains	539	1,402	—	1,941
Other income (loss)	(199)	159	—	(40)

Total revenues	46,697	28,719	(4,585)	70,831
Losses and Expenses:
Net losses and loss adjustment expenses	23,239	12,919	—	36,158
Acquisition costs and other underwriting expenses	14,126	9,634	—	23,760
Corporate and other operating expenses	1,764	572	—	2,336
Interest expense	—	6,055	(4,585)	1,470

Income (loss) before income taxes	$7,568	$(461)	$—	$7,107

Six Months Ended June 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$100,298	$112,967	$(54,081)	$159,184

Net premiums written	$99,890	$49,934	$—	$149,824

Net premiums earned	$70,662	$44,005	$—	$114,667
Net investment income	18,774	10,795	(9,770)	19,799
Net realized investment gains	246	8,317	—	8,563
Other income (loss)	(28)	329	—	301

Total revenues	89,654	63,446	(9,770)	143,330
Losses and Expenses:
Net losses and loss adjustment expenses	33,409	33,303	—	66,712
Acquisition costs and other underwriting expenses	29,591	19,358	—	48,949
Corporate and other operating expenses	2,605	2,212	—	4,817
Interest expense	626	11,498	(9,770)	2,354

Income (loss) before income taxes	$23,423	$(2,925)	$—	$20,498

Six Months Ended June 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$70,588	$100,205	$(45,403)	$125,390

Net premiums written	$70,040	$41,376	$—	$111,416

Net premiums earned	$78,841	$43,488	$—	$122,329
Net investment income	19,059	12,599	(9,170)	22,488
Net realized investment gains	331	3,371	—	3,702
Other income (loss)	(705)	313	—	(392)

Total revenues	97,526	59,771	(9,170)	148,127
Losses and Expenses:
Net losses and loss adjustment expenses	50,283	27,884	—	78,167
Acquisition costs and other underwriting expenses	29,575	17,352	—	46,927
Corporate and other operating expenses	4,385	439	—	4,824
Interest expense	—	12,118	(9,170)	2,948

Income before income taxes	$13,283	$1,978	$—	$15,261

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes the components of income tax benefit:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Current income tax expense (benefit):
Foreign	$37	$45	$74	$(629)
U.S. Federal	2,248	(2,185)	1,610	(6,687)

Total current income tax expense (benefit)	2,285	(2,140)	1,684	(7,316)

Deferred income tax expense (benefit):
U.S. Federal	(2,509)	(357)	(2,215)	2,111

Total deferred income tax expense (benefit)	(2,509)	(357)	(2,215)	2,111

Total income tax benefit	$(224)	$(2,497)	$(531)	$(5,205)

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

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
(Dollars in thousands)	2013		2012
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$(1,297)	(15.4%)	$(256)	(3.6%)
Adjustments:
Tax exempt interest	(261)	(3.1)	(372)	(5.2)
Dividend exclusion	(336)	(4.0)	(297)	(4.2)
Effective tax rate adjustment	1,641	19.4	(1,588)	(22.3)
Other	29	0.4	16	0.2

Income tax benefit	$(224)	(2.7%)	$(2,497)	(35.1%)

The effective income tax benefit rate for the quarter ended June 30, 2013 was 2.7%, compared to an effective income tax benefit rate of 35.1% for the quarter ended June 30, 2012. The decrease in the effective tax benefit rate is primarily due to an increase in projected income in 2013 compared to 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax benefit rate of 2.7% differed from the weighted average expected income tax benefit rate of 15.4% for the quarter ended June 30, 2013 due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends. The effective income tax benefit rate of 35.1% differed from the weighted average expected income tax benefit rate of 3.6% for the quarter ended June 30, 2012 due to the fact that the Company records income tax expense using an expected annual effective tax rate, net of tax-exempt interest and dividends.

	Six Months Ended June 30,
(Dollars in thousands)	2013		2012
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$(950)	(4.6%)	$279	1.8%
Adjustments:
Tax exempt interest	(556)	(2.7)	(779)	(5.1)
Dividend exclusion	(588)	(2.9)	(532)	(3.5)
Effective tax rate adjustment	1,532	7.5	(4,175)	(27.3)
Other	31	0.1	2	—

Income tax benefit	$(531)	(2.6%)	$(5,205)	(34.1%)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The effective income tax benefit rate for the six months ended June 30, 2013 was 2.6%, compared to an effective income tax benefit rate of 34.1% for the six months ended June 30, 2012. The decrease in the effective tax benefit rate is primarily due to an increase in projected income in 2013 compared to 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax benefit rate of 2.6% differed from the weighted average expected income tax benefit rate of 4.6% for the six months ended ended June 30, 2013 due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends. The effective income tax benefit rate of 34.1% differed from the weighted average expected income tax expense rate of 1.8% for the six months ended June 30, 2012 due to the fact that the Company records income tax expense using an expected annual effective tax rate, net of tax-exempt interest and dividends.

The Company had an alternative minimum tax credit carry forward of $9.2 million as of June 30, 2013 and December 31, 2012, respectively, and $6.0 million as of June 30, 2012, which can be carried forward indefinitely.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$864,167	$960,924	$879,114	$971,377
Less: Ceded reinsurance receivables	237,960	279,341	240,546	283,652

Net balance at beginning of period	626,207	681,583	638,568	687,725

Incurred losses and loss adjustment expenses related to:
Current year	35,629	36,776	70,087	80,285
Prior years	(705)	(618)	(3,375)	(2,118)

Total incurred losses and loss adjustment expenses	34,924	36,158	66,712	78,167

Paid losses and loss adjustment expenses related to:
Current year	14,131	12,936	19,264	19,252
Prior years	31,898	37,700	70,913	79,534

Total paid losses and loss adjustment expenses	46,029	50,636	90,177	98,786

Net balance at end of period	615,103	667,105	615,103	667,105
Plus: Ceded reinsurance receivables	229,815	274,178	229,815	274,178

Balance at end of period	$844,918	$941,283	$844,918	$941,283

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2013, the Company reduced its prior accident year loss reserves by $0.7 million, which consisted of a $0.4 million decrease related to Insurance Operations and a $0.3 million decrease related to Reinsurance Operations.

The $0.4 million decrease related to Insurance Operations primarily consisted of the following:

•

Property: A $2.2 million reduction primarily driven by $1.1 million of better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2010 and 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

•

General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990.

In the second quarter of 2012, the Company reduced its prior accident year loss reserves by $0.6 million, which consisted of a $0.7 million decrease related to Insurance Operations and a $0.1 million increase related to Reinsurance Operations.

The $0.7 million decrease related to Insurance Operations primarily consisted of the following:

•

General liability: A $0.6 million reduction primarily consisting of net reductions of $2.9 million in accident years 2008 and prior due to continued favorable emergence in small business packages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.5 million in accident years 2009 to 2011 primarily driven by loss emergence on certain construction defect claims.

•	Professional liability: A $0.4 million reduction primarily related to recent favorable development on lawyer and real estate exposures.

•	Marine: A $0.4 million increase primarily driven by unexpected loss emergence in protection and indemnity coverage in accident year 2011.

In the first six months of 2013, the Company reduced its prior accident year loss reserves by $3.4 million, which consisted of a $3.2 million decrease related to Insurance Operations and a $0.2 million decrease related to Reinsurance Operations.

The $3.2 million decrease related to Insurance Operations primarily consisted of the following:

•

Property: A $5.0 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2008 through 2012.

•

General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990.

In the first six months of 2012, the Company reduced its prior accident year loss reserves by $2.1 million, which was primarily related to Insurance Operations and primarily consisted of the following:

•

General liability: A $3.1 million reduction primarily consisting of net reductions of $5.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.6 million in accident years 2009 through 2011 primarily driven by loss emergence on certain construction defect claims.

•	Marine: A $0.9 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

•	Property: A $0.5 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

7.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2013:

Period(1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program(2)

April 1 – 30, 2013	—		$—	—	$16,857,963
May 1 – 31, 2013	—		$—	—	$16,857,963
June 1 – 30, 2013	507	(3)	$23.03	—	$16,857,963

Total	507		$23.03	—

(1)	Based on settlement date.
(2)	Approximate dollar value of shares that may yet be purchased is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2012:

Period(1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program(2)

April 1 – 30, 2012	54,419	(3), (5)	$18.83	54,334	$60,902,382
May 1 – 31, 2012	—		—	—	$60,902,382
June 1 – 30, 2012	2,913,959	(4), (5)	$21.75	2,913,464	$—

Total	2,968,378		$21.70	2,967,798

(1)	Based on settlement date.
(2)	Approximate dollar value of shares that may yet be purchased is as of the last date of the applicable month.
(3)	Includes 85 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)	Includes 495 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(5)	Purchased as part of the repurchase authorization announced in September 2011.

8.	Related Party Transactions

Fox Paine & Company

As of June 30, 2013, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares beneficially held by Fox Paine of the Company, for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of June 30, 2013 and December 31, 2012, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.2 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received from the limited partnership during the second quarter of 2013 or 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company incurred management fees of $0.4 million in each of the quarters ended June 30, 2013 and 2012 and $0.8 million in each of the six months ended June 30, 2013 and 2012 as part of the annual management fee that is paid to Fox Paine.

Cozen O’Connor

The Company did not incur any fees for legal services rendered by Cozen O’Connor during the quarters ended June 30, 2013 and 2012, respectively. The Company incurred $0.02 million and $0.2 million for legal services rendered by Cozen O’Connor during the six months ended June 30, 2013 and 2012, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

During each of the quarters and six months ended June 30, 2013 and 2012, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. Prior to October 15, 2012, Crystal & Company was known as Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

(Dollars in thousands)	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013

Assumed earned premium	$654	$1,008
Assumed losses and loss adjustment expenses	289	378

Net balances due to Wind River Reinsurance under this agreement are as follows:

(Dollars in thousands)	As of June 30, 2013

Net balance receivable	$3,228

9.	Commitments and Contingencies

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company maintains insurance and reinsurance coverage for such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations, cash flows, or financial condition.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

10.	Share-Based Compensation Plans

During the six months ended June 30, 2013, the Company issued 88,162 A ordinary shares at a weighted average grant date value of $21.97 per share to key employees and a former employee of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). Of the shares issued in 2013, 81,587 were subject to certain restrictions and 6,575 were issued as a result of a former employee exercising previously granted options with a strike price of $20.00 per share. During the six months ended June 30, 2012, the Company issued 29,675 A ordinary shares at a weighted average grant date value of $18.60 per share to key employees under the Plan. All of the shares issued in 2012 were subject to certain restrictions.

During the quarter ended June 30, 2013, the Company issued 6,575 A ordinary shares as a result of a former employee exercising previously granted options with a strike price of $20.00 per share. The Company did not issue any shares to key employees during the quarter ended June 30, 2012.

During the six months ended June 30, 2013 and 2012, the Company granted an aggregate of 21,865 and 28,135 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $22.62 and $19.66 per share, respectively, to non-employee directors of the Company under the Plan.

During the quarters ended June 30, 2013 and 2012, the Company granted an aggregate of 9,965 and 13,750 fully vested A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $23.20 and $19.49 per share, respectively, to non-employee directors of the Company under the Plan.

11.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended June 30,		Six Months Ended June 30,
except share and per share data)	2013	2012	2013	2012

Net income	$8,664	$9,604	$21,029	$20,466

Basic earnings per share:
Weighted average shares outstanding - basic	25,049,888	27,829,555	25,052,488	28,223,321

Net income per share	$0.35	$0.35	$0.84	$0.73

Diluted earnings per share:
Weighted average shares outstanding - diluted	25,119,035	27,836,453	25,120,897	28,236,562

Net income per share	$0.34	$0.35	$0.84	$0.72

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted average shares for basic earnings per share	25,049,888	27,829,555	25,052,488	28,223,321
Non-vested restricted stock	33,178	6,880	38,759	13,223
Options	35,969	18	29,650	18

Weighted average shares for diluted earnings per share	25,119,035	27,836,453	25,120,897	28,236,562

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended June 30, 2013 and 2012 do not include 145,450 and 565,775 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the six months ended June 30, 2013 and 2012 do not include 145,450 and 565,775 shares, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

12.	Segment Information

The following are tabulations of business segment information for the quarters and six months ended June 30, 2013 and 2012.

Quarter Ended June 30, 2013: (Dollars in thousands)	Insurance Operations(1)		Reinsurance Operations(2)		Total

Revenues:
Gross premiums written	$61,879		$22,366		$84,245

Net premiums written	$56,387		$21,959		$78,346

Net premiums earned	$46,916		$11,755		$58,671
Other income (loss)	248		(1)		247

Total revenues	47,164		11,754		58,918
Losses and Expenses:
Net losses and loss adjustment expenses	30,608		4,316		34,924
Acquisition costs and other underwriting expenses	20,686	(3)	3,786		24,472

Income (loss) from segments	$(4,130)		$3,652		(478)

Unallocated Items:
Net investment income					9,765
Net realized investment gains					2,806
Corporate and other operating expenses					(2,472)
Interest expense					(1,181)

Income before income taxes					8,440
Income tax benefit					(224)

Net income					$8,664

Total assets	$1,245,274		$669,548	(4)	$1,914,822

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $246 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended June 30, 2012: (Dollars in thousands)	Insurance Operations(1)		Reinsurance Operations(2)		Total

Revenues:
Gross premiums written	$52,371		$15,261		$67,632

Net premiums written	$45,874		$15,261		$61,135

Net premiums earned	$43,503		$14,356		$57,859
Other income (loss)	159		(199)		(40)

Total revenues	43,662		14,157		57,819
Losses and Expenses:
Net losses and loss adjustment expenses	29,871		6,287		36,158
Acquisition costs and other underwriting expenses	19,599	(3)	4,161		23,760

Income (loss) from segments	$(5,808)		$3,709		(2,099)

Unallocated Items:
Net investment income					11,071
Net realized investment gains					1,941
Corporate and other operating expenses					(2,336)
Interest expense					(1,470)

Income before income taxes					7,107
Income tax benefit					(2,497)

Net income					$9,604

Total assets	$1,364,643		$626,980	(4)	$1,991,623

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $227 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2013: (Dollars in thousands)	Insurance Operations(1)		Reinsurance Operations(2)		Total

Revenues:
Gross premiums written	$112,967		$46,217		$159,184

Net premiums written	$104,015		$45,809		$149,824

Net premiums earned	$92,157		$22,510		$114,667
Other income (loss)	329		(28)		301

Total revenues	92,486		22,482		114,968
Losses and Expenses:
Net losses and loss adjustment expenses	59,350		7,362		66,712
Acquisition costs and other underwriting expenses	41,081	(3)	7,868		48,949

Income (loss) from segments	$(7,945)		$7,252		(693)

Unallocated Items:
Net investment income					19,799
Net realized investment gains					8,563
Corporate and other operating expenses					(4,817)
Interest expense					(2,354)

Income before income taxes					20,498
Income tax benefit					(531)

Net income					$21,029

Total assets	$1,245,274		$669,548	(4)	$1,914,822

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $482 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2012: (Dollars in thousands)	Insurance Operations(1)		Reinsurance Operations(2)		Total

Revenues:
Gross premiums written	$100,205		$25,185		$125,390

Net premiums written	$86,780		$24,636		$111,416

Net premiums earned	$91,004		$31,325		$122,329
Other income (loss)	313		(705)		(392)

Total revenues	91,317		30,620		121,937
Losses and Expenses:
Net losses and loss adjustment expenses	63,022		15,145		78,167
Acquisition costs and other underwriting expenses	39,018	(3)	7,909		46,927

Income (loss) from segments	$(10,723)		$7,566		(3,157)

Unallocated Items:
Net investment income					22,488
Net realized investment gains					3,702
Corporate and other operating expenses					(4,824)
Interest expense					(2,948)

Income before income taxes					15,261
Income tax benefit					(5,205)

Net income					$20,466

Total assets	$1,364,643		$626,980	(4)	$1,991,623

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $475 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

13.	Subsequent Events

On July 19, 2013, the Company paid the entire outstanding principal amount on its guaranteed senior notes. The payment of $58.6 million consisted of principal of $54.0 million and interest of $4.6 million, which included a make-whole provision of $2.9 million. This payment was funded by borrowing $60.0 million pursuant to a daily credit margin borrowing facility with a borrowing rate that is tied to LIBOR and is currently less than 1%. Approximately $75.0 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

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

Recent Developments

On July 19, 2013, the Company paid the entire outstanding principal amount on its guaranteed senior notes. The payment of $58.6 million consisted of principal of $54.0 million and interest of $4.6 million, which included a make-whole provision of $2.9 million. This payment was funded by borrowing $60.0 million pursuant to a daily credit margin borrowing facility with a borrowing rate that is tied to LIBOR and is currently less than 1%. Approximately $75.0 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

On June 14, 2013, A.M. Best affirmed the financial strength rating of “A” (Excellent) for Wind River Reinsurance and its U.S. insurance subsidiaries. Wind River Reinsurance and subsidiaries have a financial size category of “XI” with A.M. Best, which represents an adjusted policyholder’s surplus of $750 million to $1 billion.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail through long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

In addition to the Company’s internal reserve analysis, independent external actuaries will perform a full, detailed review of the Insurance and Reinsurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff and management.

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

In addition, the Company has exposure to other asbestos related matters. In 2013, two claims were reported on an excess policy that was written in 1985. Management will continue to monitor the developments of the litigation noted above as well as the new claims that have been reported to determine if any additional financial exposure is present.

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

Management’s best estimate at June 30, 2013 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $844.9 million and $615.1 million, respectively, as of June 30, 2013. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2013 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR(1)	Total

Insurance Operations	$231,031	$506,956	$737,987
Reinsurance Operations	39,662	67,269	106,931

Total	$270,693	$574,225	$844,918

	Net Reserves(2)
	Case	IBNR(1)	Total

Insurance Operations	$152,435	$357,118	$509,553
Reinsurance Operations	39,662	65,868	105,530

Total	$192,097	$422,986	$615,083

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

The Company continually reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on the Company’s historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $70.1 million for claims occurring during the six months ended June 30, 2013:

(Dollars in thousands)		Severity Change
		–10%	–5%	0%	5%	10%
Frequency Change	–5%	$(10,163)	$(6,833)	$(3,504)	$(175)	$3,154
	–3%	(8,901)	(5,502)	(2,103)	1,297	4,696
	–2%	(8,270)	(4,836)	(1,402)	2,033	5,467
	–1%	(7,639)	(4,170)	(701)	2,768	6,238
	0%	(7,009)	(3,504)	—	3,504	7,009
	1%	(6,378)	(2,839)	701	4,240	7,780
	2%	(5,747)	(2,173)	1,402	4,976	8,551
	3%	(5,116)	(1,507)	2,103	5,712	9,322
	5%	(3,855)	(175)	3,504	7,184	10,863

GLOBAL INDEMNITY PLC

The Company’s net reserves for losses and loss expenses of $615.1 million as of June 30, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

For an analysis of the Company’s securities with gross unrealized losses as of June 30, 2013 and December 31, 2012, and for other than temporary impairment losses that the Company recorded for the quarters and six months ended June 30, 2013 and 2012, please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2013 or December 31, 2012. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in its forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

GLOBAL INDEMNITY PLC

On an interim basis, the Company records its tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where the Company does business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including tax on net realized investment gains (losses) and discrete items by forecasted pre-tax income not including net realized investment gains (losses) and discrete items. Changes in pre-tax and taxable income in the jurisdictions where the Company does business can change the effective tax rate. To compute the Company’s income tax expense on an interim basis, the Company applies its expected full year effective tax rate against its pre-tax income excluding net realized investment gains (losses) and discrete items and then adds actual tax on net realized investment gains (losses) and discrete items to that result.

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

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and commission and fee income, and expenses in the form of net losses and loss adjustment expenses, acquisition costs and other underwriting expenses.

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2012 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Insurance Operations premiums written:
Gross premiums written	$61,879	$52,371	$112,967	$100,205
Ceded premiums written	5,492	6,497	8,952	13,425

Net premiums written	$56,387	$45,874	$104,015	$86,780

Reinsurance Operations premiums written:
Gross premiums written	$22,366	$15,261	$46,217	$25,185
Ceded premiums written	407	—	408	549

Net premiums written	$21,959	$15,261	$45,809	$24,636

Revenues:(1)
Insurance Operations	$47,164	$43,662	$92,486	$91,317
Reinsurance Operations	11,754	14,157	22,482	30,620

Total revenues	$58,918	$57,819	$114,968	$121,937

Expenses:(2)
Insurance Operations(3)	$51,294	$49,470	$100,431	$102,040
Reinsurance Operations	8,102	10,448	15,230	23,054

Total expenses	$59,396	$59,918	$115,661	$125,094

Income (loss) from segments:
Insurance Operations	$(4,130)	$(5,808)	$(7,945)	$(10,723)
Reinsurance Operations	3,652	3,709	7,252	7,566

Total income (loss) from segments	$(478)	$(2,099)	$(693)	$(3,157)

Insurance combined ratio analysis:(4)
Insurance Operations
Loss ratio	65.3	68.6	64.4	69.3
Expense ratio	44.1	45.1	44.6	42.9

Combined ratio	109.4	113.7	109.0	112.2

Reinsurance Operations
Loss ratio	36.8	43.8	32.8	48.3
Expense ratio	32.2	29.0	35.0	25.2

Combined ratio	69.0	72.8	67.8	73.5

Consolidated
Loss ratio	59.5	62.5	58.2	63.9
Expense ratio	41.7	41.1	42.7	38.4

Combined ratio	101.2	103.6	100.9	102.3

GLOBAL INDEMNITY PLC

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $246 and $227 for the quarters ended June 30, 2013 and 2012, respectively, and excise tax of $482 and $475 for the six months ended June 30, 2013 and 2012, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended June 30, 2013 Compared with the Quarter Ended June 30, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2013	2012	$	%

Gross premiums written	$61,879	$52,371	$9,508	18.2%

Net premiums written	$56,387	$45,874	$10,513	22.9%

Net premiums earned	$46,916	$43,503	$3,413	7.8%
Other income	248	159	89	56.0%

Total revenues	$47,164	$43,662	$3,502	8.0%

Losses and expenses:
Net losses and loss adjustment expenses	30,608	29,871	737	2.5%
Acquisition costs and other underwriting expenses(1)	20,686	19,599	1,087	5.5%

Loss from segment	$(4,130)	$(5,808)	$1,678	28.9%

Underwriting Ratios:
Loss ratio:
Current accident year	66.2	70.3	(4.1)
Prior accident year	(0.9)	(1.7)	0.8

Calendar year loss ratio	65.3	68.6	(3.3)
Expense ratio	44.1	45.1	(1.0)

Combined ratio	109.4	113.7	(4.3)

(1)	Includes excise tax of $246 and $227 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for the quarters ended June 30, 2013 and 2012, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $61.9 million for the quarter ended June 30, 2013, compared with $52.4 million for the quarter ended June 30, 2012, an increase of $9.5 million or 18.2%. The increase was primarily driven by growth in the Company’s small business line of $5.7 million, as well as growth in the property brokerage, programs and other lines. Growth was driven by both new business and pricing increases.

Net premiums written, which equal gross premiums written less ceded premiums written, were $56.4 million for the quarter ended June 30, 2013, compared with $45.9 million for the quarter ended June 30, 2012, an increase of $10.5 million or 22.9%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of an increase in retention on direct business. The ratio of net premiums written to gross premiums written was 91.1% for the quarter ended June 30, 2013 and 87.6% for the quarter ended June 30, 2012, an increase of 3.5%.

Net premiums earned were $46.9 million for the quarter ended June 30, 2013, compared with $43.5 million for the quarter ended June 30, 2012, an increase of $3.4 million or 7.8%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended June 30, 2013 and 2012 were $27.1 million and $22.7 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2013 and 2012 were $19.8 million and $20.8 million, respectively.

GLOBAL INDEMNITY PLC

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended June 30, 2013			Quarter Ended June 30, 2012
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$28,055	$26,204	$22,720	$22,358	$20,693	$19,340
Property Brokerage	12,931	10,751	7,006	11,051	8,222	5,426
Programs	15,351	14,179	12,981	14,188	12,956	11,864
Other	5,542	5,253	4,209	4,774	4,003	6,873

Total	$61,879	$56,387	$46,916	$52,371	$45,874	$43,503

Other Income

Other income was $0.2 million for each of the quarters ended June 30, 2013 and 2012, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 65.3% for the quarter ended June 30, 2013 compared with 68.6% for the quarter ended June 30, 2012. The decrease in the loss ratio was driven by better performance in property lines. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2013 was 66.2%, a decrease of 4.1% from 70.3% for the quarter ended June 30, 2012. The quarter ended June 30, 2012 net losses and acquisition costs were lower than they otherwise would have been as a result of premium deficiencies recorded in 2011. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 current accident year loss ratio was 72.4%.

•	The current accident year property loss ratio decreased 9.1% from 67.2% in the quarter ended June 30, 2012 to 58.1% in the quarter ended June 30, 2013.

•

The non-catastrophe loss ratio decreased 11.6% from 52.1% in the quarter ended June 30, 2012 to 40.5% in the quarter ended June 30, 2013. Non-catastrophe losses were $11.0 million and $11.8 million for the quarters ended June 30, 2013 and 2012, respectively.

•

The catastrophe loss ratio increased 2.5% from 15.1% in the quarter ended June 30, 2012 to 17.6% in the quarter ended June 30, 2013. Catastrophe losses were $4.8 million and $3.4 million for the quarters ended June 30, 2013 and 2012, respectively.

•

The current accident year casualty loss ratio increased 3.4% from 73.7% in the quarter ended June 30, 2012 to 77.1% in the quarter ended June 30, 2013. The increase was primarily driven by the impact of premium deficiencies noted above. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 casualty loss ratio was 78.1%.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2013, the Company reduced its prior accident year loss reserves by $0.4 million, which primarily consisted of the following:

•

Property: A $2.2 million reduction primarily driven by $1.1 million of better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2010 and 2012.

•

General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990.

GLOBAL INDEMNITY PLC

In the second quarter of 2012, the Company reduced its prior accident year loss reserves by $0.7 million, which primarily consisted of the following:

•

General liability: A $0.6 million reduction primarily consisting of net reductions of $2.9 million in accident years 2008 and prior due to continued favorable emergence in small business packages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.5 million in accident years 2009 to 2011 primarily driven by loss emergence on certain construction defect claims.

•	Professional liability: A $0.4 million reduction primarily related to recent favorable development on lawyer and real estate exposures.

•	Marine: A $0.4 million increase primarily driven by unexpected loss emergence in protection and indemnity coverage in accident year 2011.

Net losses and loss adjustment expenses were $30.6 million for the quarter ended June 30, 2013, compared with $29.9 million for the quarter ended June 30, 2012, an increase of $0.7 million or 2.5%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $31.0 million and $30.6 million for the quarters ended June 30, 2013 and 2012, respectively. This increase is primarily attributable to the impact of premium deficiencies noted above. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 loss and loss adjustment expenses were $30.8 million.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.7 million for the quarter ended June 30, 2013, compared with $19.6 million for the quarter ended June 30, 2012, an increase of $1.1 million or 5.5%. The increase is primarily due to the increase in earned premium volume as well as the impact of premium deficiencies noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 44.1% for the quarter ended June 30, 2013, compared with 45.1% for the quarter ended June 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in earned premium volume partially offset by the impact of premium deficiencies noted above. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 expense ratio would have been 45.8%.

The combined ratio for the Company’s Insurance Operations was 109.4% for the quarter ended June 30, 2013, compared with 113.7% for the quarter ended June 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the combined ratio decreased from 115.4% for the quarter ended June 30, 2012 to 110.3% for the quarter ended June 30, 2013. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 combined ratio was 116.6%. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $4.1 million for the quarter ended June 30, 2013, compared to a loss of $5.8 million for the quarter ended June 30, 2012.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Gross premiums written	$22,366	$15,261	$7,105	46.6%

Net premiums written	$21,959	$15,261	$6,698	43.9%

Net premiums earned	$11,755	$14,356	$(2,601)	(18.1%)
Other loss	(1)	(199)	198	99.5%

Total revenues	$11,754	$14,157	$(2,403)	(17.0%)

Losses and expenses:
Net losses and loss adjustment expenses	4,316	6,287	(1,971)	(31.4%)
Acquisition costs and other underwriting expenses	3,786	4,161	(375)	(9.0%)

Income from segment	$3,652	$3,709	$(57)	(1.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	39.1	43.1	(4.0)
Prior accident year	(2.3)	0.7	(3.0)

Calendar year loss ratio	36.8	43.8	(7.0)
Expense ratio	32.2	29.0	3.2

Combined ratio	69.0	72.8	(3.8)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $22.4 million for the quarter ended June 30, 2013, compared with $15.3 million for the quarter ended June 30, 2012, an increase of $7.1 million or 46.6%. The increase was primarily due to several new treaties written during 2013. Wind River is primarily writing property treaties at the current time.

Net premiums written, which equal gross premiums written less ceded premiums written, were $22.0 million for the quarter ended June 30, 2013, compared with $15.3 million for the quarter ended June 30, 2012, an increase of $6.7 million or 43.9%. The increase was primarily due to the increase in gross premiums written noted above.

Net premiums earned were $11.8 million for the quarter ended June 30, 2013, compared with $14.4 million for the quarter ended June 30, 2012, a decrease of $2.6 million or 18.1%. The decrease was primarily due to exits of unprofitable treaties in previous years. Property net premiums earned for the quarters ended June 30, 2013 and 2012 were $11.3 million and $8.4 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2013 and 2012 were $0.5 million and $6.0 million, respectively.

Other Loss

Other loss was $0.001 million and $0.2 million for the quarters ended June 30, 2013 and 2012, respectively. Other loss is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 36.8% for the quarter ended June 30, 2013 compared with 43.8% for the quarter ended June 30, 2012. The decrease is primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011 partially offset by an increase in catastrophe activity in 2013. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 4.0% from 43.1% for the quarter ended June 30, 2012 to 39.1% for the quarter ended June 30, 2013 primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011 partially offset by an increase in property catastrophe activity in 2013. The property lines catastrophe loss ratio increased to 33.4% for the quarter ended June 30, 2013 from 14.6% for the quarter ended June 30, 2012.

GLOBAL INDEMNITY PLC

There was a decrease in net losses and loss adjustment expenses for prior accident years of $0.3 million in the quarter ended June 30, 2013 which reduced the loss ratio by 2.3%, compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended June 30, 2012 which increased the loss ratio 0.7%.

Net losses and loss adjustment expenses were $4.3 million for the quarter ended June 30, 2013, compared with $6.3 million for the quarter ended June 30, 2012, a decrease of $2.0 million or 31.4%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses decreased from $6.2 million for the quarter ended June 30, 2012 to $4.6 million for the quarter ended June 30, 2013. This decrease is primarily attributable to the decrease in net earned premiums in 2013 and exits of unprofitable treaties in previous years.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $3.8 million for the quarter ended June 30, 2013, compared with $4.2 million for the quarter ended June 30, 2012, a decrease of $0.4 million or 9.0%. The decrease is primarily due to the decrease in earned premium volume. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 acquisition costs and other underwriting expenses would have been $5.1 million.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 32.2% for the quarter ended June 30, 2013, compared with 29.0% for the quarter ended June 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase is primarily due to the impact of premium deficiencies noted above. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 expense ratio would have been 35.2%.

The combined ratio for the Company’s Reinsurance Operations was 69.0% for the quarter ended June 30, 2013, compared with 72.8% for the quarter ended June 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 72.1% for the quarter ended June 30, 2012 to 71.3% for the quarter ended June 30, 2013. Excluding the impact of premium deficiencies, the quarter ended June 30, 2012 combined ratio was 80.6%. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the decrease.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.7 million for both of the quarters ended June 30, 2013 and June 30, 2012.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Net investment income	$9,765	$11,071	$(1,306)	(11.8%)
Net realized investment gains	2,806	1,941	865	44.6%
Corporate and other operating expenses	(2,472)	(2,336)	136	5.8%
Interest expense	(1,181)	(1,470)	(289)	(19.7%)
Income tax benefit	224	2,497	(2,273)	(91.0%)

GLOBAL INDEMNITY PLC

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $9.8 million for the quarter ended June 30, 2013, compared with $11.1 million for the quarter ended June 30, 2012, a decrease of $1.3 million or 11.8%.

•

Gross investment income, which excludes realized gains and losses, was $10.9 million for the quarter ended June 30, 2013, compared with $12.1 million for the quarter ended June 30, 2012, a decrease of $1.3 million or 10.4%. The decrease was primarily due to a reduction in the Company’s fixed income portfolio related to funding the share repurchase program in 2011 and 2012, repayment of debt, negative operating cash flow, and lower reinvestment yields.

•	Investment expenses were $1.1 million for each of the quarters ended June 30, 2013 and June 30, 2012.

At June 30, 2013, the Company held agency mortgage-backed securities with a book value of $194.1 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of June 30, 2013 and June 30, 2012. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.0 years as of June 30, 2013, compared with 2.1 years as of June 30, 2012. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2013, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.8% compared with 3.2% at June 30, 2012. The embedded book yield on the $195.0 million of municipal bonds in the Company’s portfolio was 2.9% at June 30, 2013, compared to an embedded book yield of 3.3% on the Company’s municipal bond portfolio of $210.7 million at June 30, 2012.

Net Realized Investment Gains

Net realized investment gains were $2.8 million for the quarter ended June 30, 2013, compared with $1.9 million for the quarter ended June 30, 2012. The net realized investment gains for 2013 consist primarily of net gains of $3.8 million relative to its equity securities offset by other than temporary impairment losses of $1.0 million. The net realized investment gains for 2012 consist primarily of net gains of $1.4 million relative to the Company’s fixed maturities and $1.8 million relative to its equity securities, offset by other than temporary impairment losses of $1.3 million.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended June 30, 2013 and 2012.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.5 million for the quarter ended June 30, 2013, compared with $2.3 million for the quarter ended June 30, 2012, an increase of $0.1 million or 5.8%.

Interest Expense

Interest expense was $1.2 million and $1.5 million for the quarters ended June 30, 2013 and 2012, respectively. This reduction was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2012. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $0.2 million for the quarter ended June 30, 2013 compared to $2.5 million for the quarter ended June 30, 2012. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

GLOBAL INDEMNITY PLC

Net Income

The factors described above resulted in net income of $8.7 million and $9.6 million for the quarters ended June 30, 2013 and 2012, respectively, a decrease of $0.9 million or 9.8%.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2013	2012	$	%

Gross premiums written	$112,967	$100,205	$12,762	12.7%

Net premiums written	$104,015	$86,780	$17,235	19.9%

Net premiums earned	$92,157	$91,004	$1,153	1.3%
Other income	329	313	16	5.1%

Total revenues	$92,486	$91,317	$1,169	1.3%

Losses and expenses:
Net losses and loss adjustment expenses	59,350	63,022	(3,672)	(5.8%)
Acquisition costs and other underwriting expenses(1)	41,081	39,018	2,063	5.3%

Loss from segment	$(7,945)	$(10,723)	$2,778	25.9%

Underwriting Ratios:
Loss ratio:
Current accident year	67.9	71.6	(3.7)
Prior accident year	(3.5)	(2.3)	(1.2)

Calendar year loss ratio	64.4	69.3	(4.9)
Expense ratio	44.6	42.9	1.7

Combined ratio	109.0	112.2	(3.2)

(1)	Includes excise tax of $482 and $475 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the six months ended June 30, 2013 and 2012, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $113.0 million for the six months ended June 30, 2013, compared with $100.2 million for the six months ended June 30, 2012, an increase of $12.8 million or 12.7%. The increase was primarily driven by growth in the Company’s small business line of $8.5 million, as well as growth in the property brokerage, programs and other lines. Growth was driven by both new business and pricing increases.

Net premiums written, which equal gross premiums written less ceded premiums written, were $104.0 million for the six months ended June 30, 2013, compared with $86.8 million for the six months ended June 30, 2012, an increase of $17.2 million or 19.9%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of an increase in retention on direct business. The ratio of net premiums written to gross premiums written was 92.1% for the six months ended June 30, 2013 and 86.6% for the six months ended June 30, 2012, an increase of 5.5 points.

Net premiums earned were $92.2 million for the six months ended June 30, 2013, compared with $91.0 million for the six months ended June 30, 2012, an increase of $1.2 million or 1.3%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the six months ended June 30, 2013 and 2012 were $53.1 million and $46.2 million, respectively. Casualty net premiums earned for the six months ended June 30, 2013 and 2012 were $39.1 million and $44.8 million, respectively.

GLOBAL INDEMNITY PLC

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$51,132	$47,837	$44,273	$42,591	$39,676	$38,989
Property Brokerage	22,367	19,776	13,891	20,328	13,811	10,865
Programs	29,896	27,412	25,725	27,824	25,375	24,013
Other	9,572	8,990	8,268	9,462	7,918	17,137

Total	$112,967	$104,015	$92,157	$100,205	$86,780	$91,004

Other Income

Other income was $0.3 million for both of the six months ended June 30, 2013 and 2012, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 64.4% for the six months ended June 30, 2013 compared with 69.3% for the six months ended June 30, 2012. The decrease in the loss ratio is driven by better performance in the property lines. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the six months ended June 30, 2013 was 67.9%, a decrease of 3.7% from 71.6% for the six months ended June 30, 2012. The quarter ended June 30, 2012 net losses and acquisition costs were lower than they otherwise would have been as a result of premium deficiencies recorded in 2011. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 current accident year loss ratio was 72.9%.

•	The current accident year property loss ratio decreased 7.0% from 69.8% in the six months ended June 30, 2012 to 62.8% in the six months ended June 30, 2013.

•

The non-catastrophe loss ratio decreased 8.3% from 58.4% in the six months ended June 30, 2012 to 50.1% in the six months ended June 30, 2013. Non-catastrophe losses were $26.6 million and $27.0 million for the six months ended June 30, 2013 and 2012, respectively.

•

The catastrophe loss ratio increased 1.2% from 11.5% in the six months ended June 30, 2012 to 12.7% in the six months ended June 30, 2013. Catastrophe losses were $6.7 million and $5.3 million for the six months ended June 30, 2013 and 2012, respectively. Catastrophe losses in 2013 were primarily made up of Midwest storms.

•

The current accident year casualty loss ratio increased 1.4% from 73.4% in the six months ended June 30, 2012 to 74.8% in the six months ended June 30, 2013. The increase was primarily driven by the impact of premium deficiencies noted above. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 casualty loss ratio was 80.8%.

In the first six months of 2013, the Company reduced its prior accident year loss reserves by $3.2 million, which primarily consisted of the following:

•

Property: A $5.0 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2008 through 2012.

•

General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990.

GLOBAL INDEMNITY PLC

For the first six months of 2012, the Company reduced its prior accident year loss reserves by $2.1 million, which primarily consisted of the following:

•

General liability: A $3.1 million reduction primarily consisting of net reductions of $5.5 million in accident years 2008 and prior due to continued favorable emergence. Incurred losses for these years have developed at a rate lower than the Company’s historical averages. The Company also decreased its reinsurance allowance by $0.2 million in this line due to changes in its reinsurance exposure on specifically identified claims and general decreases in ceded reserves. Offsetting these decreases were increases of $2.6 million in accident years 2009 through 2011 primarily driven by loss emergence on certain construction defect claims.

•	Marine: A $0.9 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

•	Property: A $0.5 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

Net losses and loss adjustment expenses were $59.4 million for the six months ended June 30, 2013, compared with $63.0 million for the six months ended June 30, 2012, a decrease of $3.7 million or 5.8%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $62.6 million and $65.1 million for the six months ended June 30, 2013 and 2012, respectively. This decrease is primarily attributable to better performance in the property lines.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $41.1 million for the six months ended June 30, 2013, compared with $39.0 million for the six months ended June 30, 2012, an increase of $2.1 million or 5.3%. The increase is primarily due to the increase in earned premium volume and the impact of premium deficiencies as noted above. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 acquisition costs and other underwriting expenses would have been $40.0 million.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 44.6% for the six months ended June 30, 2013, compared with 42.9% for the six months ended June 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the impact of premium deficiencies noted above. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 expense ratio would have been 44.0%.

The combined ratio for the Company’s Insurance Operations was 109.0% for the six months ended June 30, 2013, compared with 112.2% for the six months ended June 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the combined ratio decreased from 114.5% for the six months ended June 30, 2012 to 112.5% for the six months ended June 30, 2013. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 combined ratio was 116.9%. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for a discussion of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $7.9 million for the six months ended June 30, 2013, compared to a loss of $10.7 million for the six months ended June 30, 2012.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Gross premiums written	$46,217	$25,185	$21,032	83.5%

Net premiums written	$45,809	$24,636	$21,173	85.9%

Net premiums earned	$22,510	$31,325	$(8,815)	(28.1%)
Other loss	(28)	(705)	677	(96.0%)

Total revenues	$22,482	$30,620	$(8,138)	(26.6%)

Losses and expenses:
Net losses and loss adjustment expenses	7,362	15,145	(7,783)	(51.4%)
Acquisition costs and other underwriting expenses	7,868	7,909	(41)	(0.5%)

Income from segment	$7,252	$7,566	$(314)	(4.2%)

Underwriting Ratios:
Loss ratio:
Current accident year	33.4	48.3	(14.9)
Prior accident year	(0.6)	—	(0.6)

Calendar year loss ratio	32.8	48.3	(15.5)
Expense ratio	35.0	25.2	9.8

Combined ratio	67.8	73.5	(5.7)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $46.2 million for the six months ended June 30, 2013, compared with $25.2 million for the six months ended June 30, 2012, an increase of $21.0 million or 83.5%. The increase was primarily due to several new treaties written during 2013. Wind River is primarily writing property treaties at the current time.

Net premiums written, which equal gross premiums written less ceded premiums written, were $45.8 million for the six months ended June 30, 2013, compared with $24.6 million for the six months ended June 30, 2012, an increase of $21.2 million or 85.9%. The increase was primarily due to the increase in gross premiums written noted above.

Net premiums earned were $22.5 million for the six months ended June 30, 2013, compared with $31.3 million for the six months ended June 30, 2012, a decrease of $8.8 million or 28.1%. The decrease was primarily due to exits of unprofitable treaties in previous years. Property net premiums earned for the six months ended June 30, 2013 and 2012 were $21.5 million and $16.1 million, respectively. Casualty net premiums earned for the six months ended June 30, 2013 and 2012 were $1.1 million and $15.2 million, respectively.

Other Loss

The Company recognized losses of $0.03 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. Other income is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 32.8% for the six months ended June 30, 2013 compared with 48.3% for the six months ended June 30, 2012. The decrease is primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011 partially offset by an increase in catastrophe activity in 2013. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC

The current accident year loss ratio decreased 14.9% from 48.3% for the six months ended June 30, 2012 to 33.4% for the six months ended June 30, 2013 primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011 partially offset by an increase in property catastrophe activity in 2013. The property lines catastrophe loss ratio increased to 29.4% for the six months ended June 30, 2013 from 13.7% for the six months ended June 30, 2012.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $0.1 million in the six months ended June 30, 2013 which reduced the loss ratio by 0.6%. There were no changes in net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2012.

Net losses and loss adjustment expenses were $7.4 million for the six months ended June 30, 2013, compared with $15.1 million for the six months ended June 30, 2012, a decrease of $7.8 million or 51.4%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses decreased from $15.1 million for the six months ended June 30, 2012 to $7.5 million for the six months ended June 30, 2013. This decrease is primarily attributable to the decrease in net earned premiums in 2013 and exits of unprofitable treaties in previous years.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $7.9 million for both of the six months ended June 30, 2013 and 2012. The six months ended June 30, 2012 acquisition costs and other underwriting expenses were impacted by premium deficiencies recorded in 2011 which resulted in the 2012 costs being lower than they otherwise would have been. Excluding the impact of the premium deficiencies, the six months ended June 30, 2012 acquisition costs and other underwriting expenses would have been $10.4 million. The decrease in 2013 is primarily due to the decrease in earned premium volume.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 35.0% for the six months ended June 30, 2013, compared with 25.2% for the six months ended June 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase is primarily due to the impact of premium deficiencies as noted above as well as an increase in profit commissions on property business. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 expense ratio would have been 33.2%.

The combined ratio for the Company’s Reinsurance Operations was 67.8% for the six months ended June 30, 2013, compared with 73.5% for the six months ended June 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 73.5% for the six months ended June 30, 2012 to 68.4% for the six months ended June 30, 2013. Excluding the impact of premium deficiencies, the six months ended June 30, 2012 combined ratio was 83.6%. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the decrease.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $7.3 million for the six months ended June 30, 2013 compared to $7.6 million for the six months ended June 30, 2012, a decrease of $0.3 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Net investment income	$19,799	$22,488	$(2,689)	(12.0%)
Net realized investment gains	8,563	3,702	4,861	131.3%
Corporate and other operating expenses	(4,817)	(4,824)	(7)	(0.1%)
Interest expense	(2,354)	(2,948)	(594)	(20.1%)
Income tax benefit	531	5,205	(4,674)	(89.8%)

GLOBAL INDEMNITY PLC

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $19.8 million for the six months ended June 30, 2013, compared with $22.5 million for the six months ended June 30, 2012, a decrease of $2.7 million or 12.0%.

•

Gross investment income, which excludes realized gains and losses, was $22.0 million for the six months ended June 30, 2013, compared with $24.8 million for the six months ended June 30, 2012, a decrease of $2.7 million or 11.1%. The decrease was primarily due to a reduction in the Company’s fixed income portfolio related to funding the share repurchase program in 2011 and 2012, repayment of debt, negative operating cash flow, and lower reinvestment yields.

•	Investment expenses were $2.2 million for the six months ended June 30, 2013, compared with $2.3 million for the six months ended June 2012, a decrease of $0.1 million or 2.2%.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

Net Realized Investment Gains

Net realized investment gains were $8.6 million for the six months ended June 30, 2013, compared with $3.7 million for the six months ended June 30, 2012. The net realized investment gains for 2013 consist primarily of net gains of $0.4 million relative to the Company’s fixed maturities and $9.3 million relative to its equity securities, offset by other than temporary impairment losses of $1.1 million. The net realized investment gains for 2012 consist primarily of net gains of $1.7 million relative to the Company’s fixed maturities and $5.1 million relative to its equity securities, offset by other than temporary impairment losses of $3.1 million.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the six months ended June 30, 2013 and 2012.

Corporate and Other Operating Expenses

Corporate and other operating expenses were $4.8 million for both of the six months ended June 30, 2013 and 2012.

Interest Expense

Interest expense was $2.4 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively. This reduction was primarily due to a principal payment of $18.0 million on the Company’s senior notes payable made during July, 2012. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $0.5 million for the six months ended June 30, 2013 compared to $5.2 million for the six months ended June 30, 2012. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Net Income

The factors described above resulted in net income of $21.0 million and $20.5 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $0.6 million or 2.8%.

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

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. The U.S. insurance companies did not declare or pay any dividends during the quarter or six months ended June 30, 2013.

For 2013, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Wind River Reinsurance did not declare or pay any dividends during the quarter or six months ended June 30, 2013.

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

GLOBAL INDEMNITY PLC

Net cash used for operating activities was $6.7 million for the six months ended June 30, 2013, compared with net cash used for operating activities of $23.1 million for the six months ended June 30, 2012. The increase in operating cash flows of approximately $16.4 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012

Net premiums collected	$122,852	$104,744	$18,108
Net losses paid	(91,728)	(98,368)	6,640
Underwriting and corporate expenses	(62,551)	(53,187)	(9,364)
Net investment income	23,303	26,220	(2,917)
Net federal income taxes recovered (paid)	3,767	(221)	3,988
Interest paid	(2,336)	(2,669)	333
Other	—	385	(385)

Net cash used for operating activities	$(6,693)	$(23,096)	$16,403

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

There have been no material changes to the Company’s liquidity during the quarter ended June 30, 2013. Please see Item 7 of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

On July 19, 2013, the Company paid the entire outstanding principal amount on its guaranteed senior notes. The payment of $58.6 million consisted of principal of $54.0 million and interest of $4.6 million, which included a make-whole provision of $2.9 million. This payment was funded by borrowing $60.0 million pursuant to a daily credit margin borrowing facility with a borrowing rate that is tied to LIBOR and is currently less than 1%. Approximately $75.0 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

Other than the item discussed in the paragraph above, there have been no material changes to the Company’s capital resources during the quarter ended June 30, 2013. Please see Item 7 of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

Global sovereign markets sold off sharply during the quarter, and US credit spreads generally widened as speculation that the Fed would cut stimulus sooner than expected roiled financial markets. The US Treasury curve steepened as long-term rates rose more than short rates. The 10-year Treasury yield rose 64 basis points to end the quarter at 2.49%, the highest level since August 2011. Globally, the major credit sectors posted negative absolute returns driven by rising rates, while performance relative to governments was mixed.

The investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.4 years. Portfolio purchases were focused with Agency MBS, Commercial MBS, Taxable Municipal Securities, and Asset Backed Securities. These purchases were funded primarily through cash, maturities, and pay-downs as well as the sale of select Agency MBS pass-throughs and investment grade corporate bonds.

During the second quarter, the portfolio’s allocation to investment grade credit decreased, as seasoned issues rolled out of the portfolio. The Company continues to favor the credit sector as fundamentals remain positive, and valuations are more attractive post the May/June sell-off.

There have been no other material changes to the Company’s market risk since December 31, 2012. Please see Item 7A of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its

GLOBAL INDEMNITY PLC

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended June 30, 2013 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 507 shares purchased from the Company’s employees during the quarter ended June 30, 2013. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 7 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1+	Memorandum and Articles of Association of Global Indemnity plc.

10.1+	Amended and Restated Institutional Account Agreement dated as of June 7, 2013.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

GLOBAL INDEMNITY PLC

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and the year ended December 31, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

August 9, 2013	By:	/s/ Thomas M. McGeehan
Date: August 9, 2013	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)