Form 10-Q
period 2013-09-30
Global Indemnity plc
filed 2013-11-06
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, the registrant had outstanding 13,132,133 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,175,002 and $1,187,094)	$1,196,275	$1,229,322
Equity securities:
Available for sale, at fair value (cost: $175,125 and $167,179)	233,415	197,075
Other invested assets:
Available for sale, at fair value (cost: $3,065 and $3,049)	3,269	3,132

Total investments	1,432,959	1,429,529

Cash and cash equivalents	115,953	104,460
Premiums receivable, net	40,132	37,752
Reinsurance receivables, net	221,751	241,827
Funds held by ceding insurers	30,825	7,410
Federal income taxes receivable	3,830	6,844
Deferred federal income taxes	6,338	10,824
Deferred acquisition costs	24,178	18,265
Intangible assets	18,078	18,343
Goodwill	4,820	4,820
Prepaid reinsurance premiums	5,227	5,945
Other assets	14,339	17,684

Total assets	$1,918,430	$1,903,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$823,063	$879,114
Unearned premiums	128,113	94,114
Ceded balances payable	5,093	4,201
Contingent commissions	9,652	9,911
Payable for securities purchased	4,882	2,634
Margin borrowing facility	65,009	—
Notes and debentures payable	20,619	84,929
Other liabilities	23,096	22,182

Total liabilities	1,079,527	1,097,085

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,190,894 and 16,087,939, respectively; A ordinary shares outstanding: 13,132,133 and 13,030,938, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	515,545	512,304
Accumulated other comprehensive income, net of taxes	54,456	53,350
Retained earnings	370,148	342,171
A ordinary shares in treasury, at cost: 3,058,761 and 3,057,001 shares, respectively	(101,249)	(101,210)

Total shareholders’ equity	838,903	806,618

Total liabilities and shareholders’ equity	$1,918,430	$1,903,703

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:

Gross premiums written	$68,785	$56,949	$227,969	$182,339

Net premiums written	$64,030	$51,455	$213,854	$162,871

Net premiums earned	$64,469	$55,329	$179,136	$177,658
Net investment income	8,486	14,777	28,285	37,265
Net realized investment gains:
Other than temporary impairment losses on investments	(177)	(189)	(1,230)	(3,808)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	—	—	541
Other net realized investment gains	1,818	3,400	11,434	10,180

Total net realized investment gains	1,641	3,211	10,204	6,913
Other income (loss)	183	101	484	(291)

Total revenues	74,779	73,418	218,109	221,545

Losses and Expenses:
Net losses and loss adjustment expenses	35,483	35,407	102,195	113,574
Acquisition costs and other underwriting expenses	28,028	23,223	76,977	70,150
Corporate and other operating expenses	2,627	2,039	7,444	6,863
Interest expense	3,585	1,265	5,939	4,213

Income before income taxes	5,056	11,484	25,554	26,745
Income tax expense (benefit)	(1,892)	1,571	(2,423)	(3,634)

Net income	$6,948	$9,913	$27,977	$30,379

Per share data:

Net income
Basic	$0.28	$0.39	$1.12	$1.11

Diluted	$0.28	$0.39	$1.11	$1.11

Weighted-average number of shares outstanding
Basic	25,082,237	25,391,885	25,065,725	27,263,275

Diluted	25,189,072	25,412,586	25,150,920	27,280,612

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$6,948	$9,913	$27,977	$30,379

Other comprehensive income, net of taxes:
Unrealized holding gains	7,732	9,419	7,578	22,494
Portion of other-than-temporary impairment losses recognized in other comprehensive income	12	1	8	(538)
Recognition of previously unrealized holding gains	(1,004)	(2,292)	(6,656)	(5,523)
Unrealized foreign currency translation gains	142	98	176	60

Other comprehensive income, net of taxes	6,882	7,226	1,106	16,493

Comprehensive income, net of taxes	$13,830	$17,139	$29,083	$46,872

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Number of A ordinary shares issued:
Number at beginning of period	16,087,939	21,429,683
Ordinary shares issued under share incentive plans	74,400	29,675
Ordinary shares issued to directors	28,555	—
Ordinary shares retired	—	(5,371,419)

Number at end of period	16,190,894	16,087,939

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$512,304	$621,917
Share compensation plans	3,241	2,582
A ordinary shares retired	—	(112,195)

Balance at end of period	$515,545	$512,304

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$53,350	$40,174
Other comprehensive income:
Change in unrealized holding gains	922	13,218
Change in other than temporary impairment losses recognized in other comprehensive income	8	(14)
Unrealized foreign currency translation gains (losses)	176	(28)

Other comprehensive income	1,106	13,176

Balance at end of period	$54,456	$53,350

Retained earnings:
Balance at beginning of period	$342,171	$307,414
Net income	27,977	34,757

Balance at end of period	$370,148	$342,171

Number of Treasury Shares:
Number at beginning of period	3,057,001	4,619,005
A ordinary shares purchased	1,760	3,809,415
A ordinary shares retired	—	(5,371,419)

Number at end of period	3,058,761	3,057,001

Treasury Shares, at cost:
Balance at beginning of period	$(101,210)	$(130,444)
A ordinary shares purchased, at cost	(39)	(82,961)
A ordinary shares retired	—	112,195

Balance at end of period	$(101,249)	$(101,210)

Total shareholders’ equity	$838,903	$806,618

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$27,977	$30,379
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	77	47
Amortization and depreciation	578	1,341
Restricted stock and stock option expense	3,241	1,878
Deferred federal income taxes	(1,697)	2,520
Amortization of bond premium and discount, net	4,800	5,250
Net realized investment gains	(10,204)	(6,913)
Changes in:
Premiums receivable, net	(2,380)	5,364
Reinsurance receivables, net	20,076	13,993
Funds held by ceding insurers	(23,415)	41
Unpaid losses and loss adjustment expenses	(56,051)	(47,599)
Unearned premiums	33,999	(14,954)
Ceded balances payable	892	(5,837)
Other assets and liabilities, net	3,598	(7,697)
Contingent commissions	(259)	370
Federal income tax receivable/payable	3,014	(6,377)
Deferred acquisition costs, net	(5,913)	2,126
Prepaid reinsurance premiums	718	165

Net cash used for operating activities	(949)	(25,903)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	240,658	380,713
Proceeds from sale of equity securities	55,174	40,299
Proceeds from maturity of fixed maturities	126,564	46,620
Proceeds from sale of other invested assets	—	1,114
Purchases of fixed maturities	(357,494)	(366,706)
Purchases of equity securities	(53,104)	(45,041)
Purchases of other invested assets	(16)	(13)

Net cash provided by investing activities	11,782	56,986

Cash flows from financing activities:
Borrowings under margin borrowing facility	65,009	—
Purchase of A ordinary shares	(39)	(80,382)
Retirement of junior subordinated debentures	(10,310)	—
Principal payments of term debt	(54,000)	(18,071)

Net cash provided by (used for) financing activities	660	(98,453)

Net change in cash and cash equivalents	11,493	(67,370)
Cash and cash equivalents at beginning of period	104,460	175,860

Cash and cash equivalents at end of period	$115,953	$108,490

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland. Global Indemnity replaced the Company’s predecessor, United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction. United America Indemnity, Ltd. was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. United America Indemnity, Ltd. is now a subsidiary of the Company. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the trading symbol “GBLI.”

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company’s business trust subsidiary, UNG Trust I, issued $10.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.3 million of floating rate common securities. On September 30, 2013, The Company repaid the entire outstanding principal due on its UNG Trust I junior subordinated notes. UNG Trust I was cancelled on October 4, 2013. The Company’s business trust subsidiary, UNG Trust II, issued $20.0 million in Trust Preferred Securities and $0.6 million of floating rate common securities. The sole assets of UNG Trust II are $20.6 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities.

2.	Premium Deficiency

The Company recognizes a premium deficiency if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. This evaluation is done at a product line level in Insurance Operations and at a treaty level in Reinsurance Operations. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

During the quarter and nine months ended September 30, 2013, the Company incurred a pre-tax premium deficiency charge of $1.7 million related to its commercial automobile lines. As a result of these charges, the Company reduced deferred acquisition costs during the quarter and nine months ended September 30, 2013 by $1.7 million. The Company did not incur a premium deficiency charge during the quarter and nine months ended September 30, 2012.

This charge of $1.7 million was recorded to acquisition cost and other underwriting expenses within the Company’s U.S. Insurance Operations during the quarter and nine months ended September 30, 2013. The Company’s Reinsurance Operations did not incur a premium deficiency charge during the quarter and nine months ended September 30, 2013.

3.	Profit Enhancement Initiative

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

The following table summarizes charges incurred by expense type and the remaining liability as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Employee Termination	Operating Leases	Total

Liability at January 1, 2012	$785	$1,828	$2,613

Cash payments	(773)	(690)	(1,463)
Non-cash adjustments	—	(267)	(267)

Liability at December 31, 2012	$12	$871	$883

Cash payments	(12)	(402)	(414)
Non-cash adjustments	—	(108)	(108)

Liability at September 30, 2013	$—	$361	$361

There was a reduction in expense of $0.0 million and $0.1 million, respectively, related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter and nine months ended September 30, 2013.

There was a reduction in expense of $0.18 million related to the Profit Enhancement Initiative resulting from a revision of expected sub-lease income included in the statement of operations within the “Acquisition costs and other underwriting expenses” line item for the quarter and nine months ended September 30, 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4.	Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2013
Fixed maturities:
U.S. treasury and agency obligations	$88,429	$4,436	$(120)	$92,745	$—
Obligations of states and political subdivisions	186,952	4,820	(1,746)	190,026	—
Mortgage-backed securities	242,874	4,879	(2,213)	245,540	(5)
Asset-backed securities	133,137	1,290	(319)	134,108	(20)
Commercial mortgage-backed securities	53,957	2	(795)	53,164	—
Corporate bonds and loans	414,265	10,251	(675)	423,841	—
Foreign corporate bonds	55,388	1,463	—	56,851	—

Total fixed maturities	1,175,002	27,141	(5,868)	1,196,275	(25)
Common stock	175,125	58,824	(534)	233,415	—
Other invested assets	3,065	204	—	3,269	—

Total	$1,353,192	$86,169	$(6,402)	$1,432,959	$(25)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2012
Fixed maturities:
U.S. treasury and agency obligations	$102,186	$6,559	$(1)	$108,744	$—
Obligations of states and political subdivisions	194,326	6,883	(132)	201,077	—
Mortgage-backed securities	247,639	8,492	(189)	255,942	(8)
Asset-backed securities	111,289	2,071	(9)	113,351	(24)
Commercial mortgage-backed securities	8,070	60	(13)	8,117	—
Corporate bonds and loans	469,860	16,739	(428)	486,171	—
Foreign corporate bonds	53,724	2,196	—	55,920	—

Total fixed maturities	1,187,094	43,000	(772)	1,229,322	(32)
Common stock	167,179	32,847	(2,951)	197,075	—
Other invested assets	3,049	83	—	3,132	—

Total	$1,357,322	$75,930	$(3,723)	$1,429,529	$(32)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 3% of shareholders’ equity at September 30, 2013 and December 31, 2012, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$145,935	$149,886
Due after one year through five years	486,326	497,325
Due after five years through ten years	88,913	92,001
Due after ten years through fifteen years	8,654	8,808
Due after fifteen years	15,206	15,443
Mortgage-backed securities	242,874	245,540
Asset-backed securities	133,137	134,108
Commercial mortgage-backed securities	53,957	53,164

Total	$1,175,002	$1,196,275

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2013:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$6,288	$(120)	$—	$—	$6,288	$(120)
Obligations of states and political subdivisions	60,779	(1,684)	6,034	(62)	66,813	(1,746)
Mortgage-backed securities	112,117	(2,212)	3	(1)	112,120	(2,213)
Asset-backed securities	47,439	(318)	3	(1)	47,442	(319)
Commercial mortgage-backed securities	52,587	(795)	—	—	52,587	(795)
Corporate bonds and loans	55,317	(615)	1,362	(60)	56,679	(675)

Total fixed maturities	334,527	(5,744)	7,402	(124)	341,929	(5,868)
Common stock	7,517	(331)	1,520	(203)	9,037	(534)

Total	$342,044	$(6,075)	$8,922	$(327)	$350,966	$(6,402)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2013, gross unrealized losses related to U.S. treasury and agency obligations were $0.120 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. The Company’s investment manager conducts extensive macroeconomic and market analysis which are driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of September 30, 2013, gross unrealized losses related to obligations of states and political subdivisions were $1.746 million. Of this amount, $0.062 million have been in an unrealized loss position for twelve months or greater. All of these securities are rated A or higher. The Company’s investment manager considers all factors that influence performance of the municipal bond market, including investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The manager relies on the output of its fixed income credit analysts, including dedicated municipal bond analysts. The dedicated municipal analysts perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of September 30, 2013, gross unrealized losses related to mortgage-backed securities were $2.213 million. Of this amount, $0.001 million have been in an unrealized loss position for twelve months or greater. All of these securities are rated AA+. The Company’s investment manager models each

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the zip code level based on the historical relationship between the individual zip code HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of September 30, 2013, gross unrealized losses related to asset-backed securities were $0.319 million. Of this amount, $0.001 million have been in an unrealized loss position for twelve months or greater. All of these securities are rated A. The weighted average credit enhancement for the Company’s asset-backed portfolio is 26.0. This represents the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principle losses. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2013, gross unrealized losses related to CMBS were $0.795 million. All unrealized losses have been in an unrealized loss position for less than twelve months. The weighted average credit enhancement for the Company’s CMBS portfolio is 32.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principle losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) occupancies are projected to drop; (2) capitalization rates vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans - As of September 30, 2013, gross unrealized losses related to corporate bonds and loans were $0.675 million. Of this amount, $0.060 million have been in an unrealized loss position for twelve months or greater. The Company’s investment manager’s analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stocks – As of September 30, 2013, gross unrealized losses related to common stock were $0.534 million. Of this amount, $0.203 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities:
OTTI losses, gross	$(160)	$(14)	$(271)	$(1,073)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	541

Net impairment losses on fixed maturities recognized in earnings	(160)	(14)	(271)	(532)
Equity securities	(17)	(175)	(959)	(2,735)

Total	$(177)	$(189)	$(1,230)	$(3,267)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company for the quarters and nine months ended September 30, 2013 and 2012 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$86	$86	$86	$86
Additions where no OTTI was previously recorded	—	—	—	55
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	(32)	—	(32)	(55)

Balance at end of period	$54	$86	$54	$86

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Net unrealized gains (losses) from:
Fixed maturities	$21,273	$42,228
Common stock	58,290	29,896
Other	(65)	83
Deferred taxes	(25,042)	(18,857)

Accumulated other comprehensive income, net of tax	$54,456	$53,350

The changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2013 was as follows:

Nine Months Ended September 30, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$53,435	$(85)	$53,350

Other comprehensive income (loss) before reclassification	7,774	(12)	7,762

Amounts reclassified from accumulated other comprehensive income (loss)	(6,844)	188	(6,656)

Other comprehensive income (loss)	930	176	1,106

Ending balance	$54,365	$91	$54,456

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The reclassifications out of accumulated other comprehensive income for the quarter and nine months ended September 30, 2013 were as follows:

(Dollars in thousands)		Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013

Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(1,818)	$(11,724)

	Other than temporary impairment losses on investments	177	1,230

	Total before tax	(1,641)	(10,494)

	Income tax (expense) benefit	637	3,650

	Net of tax	$(1,004)	$(6,844)

Foreign Currency Items	Other net realized investment gains	—	290

	Income tax (expense) benefit	—	(102)

	Net of tax	$—	$188

Total reclassifications	Net of tax	$(1,004)	$(6,656)

Net Realized Investment Gains

The components of net realized investment gains for the quarters and nine months ended September 30, 2013 and 2012 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Fixed maturities:
Gross realized gains	$105	$827	$779	$3,523
Gross realized losses	(195)	(31)	(591)	(1,573)

Net realized gains (losses)	(90)	796	188	1,950

Common stock:
Gross realized gains	2,383	3,333	12,396	8,724
Gross realized losses	(652)	(918)	(2,380)	(3,761)

Net realized gains	1,731	2,415	10,016	4,963

Total net realized investment gains	$1,641	$3,211	$10,204	$6,913

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012

Fixed maturities	$240,658	$380,713
Equity securities	55,174	40,299
Other invested assets	—	1,114

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2013 and 2012 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Fixed maturities	$8,319	$10,320	$27,185	$32,146
Equity securities	1,184	1,174	4,136	3,885
Cash and cash equivalents	15	13	96	99
Other invested assets	—	4,330	141	4,486

Total investment income	9,518	15,837	31,558	40,616
Investment expense	(1,032)	(1,060)	(3,273)	(3,351)

Net investment income	$8,486	$14,777	$28,285	$37,265

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2013 and 2012 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Net investment income	$8,486	$14,777	$28,285	$37,265

Net realized investment gains	1,641	3,211	10,204	6,913
Net unrealized investment gains	10,471	11,388	7,291	23,222

Net investment return	12,112	14,599	17,495	30,135

Total investment return	$20,598	$29,376	$45,780	$67,400

Total investment return % (1)	1.3%	1.9%	3.0%	4.2%

Average investment portfolio (2)	$1,535,589	$1,556,450	$1,537,693	$1,599,472

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and ending of the period.

Insurance Enhanced Municipal Bonds

As of September 30, 2013, the Company held insurance enhanced municipal bonds of approximately $32.5 million, which represented approximately 2.1% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $3.0 million of these bonds are pre-refunded with U.S. treasury securities, of which $1.4 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $29.5 million of insurance enhanced municipal bonds, $15.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance

AAA	$8,840	$—
AA	—	8,840
A	6,250	6,250

Total	$15,090	$15,090

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2013, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

Ambac Financial Group	$2,315	$1,256	$—	$1,059
Assured Guaranty Corporation	11,176	—	—	11,176
Municipal Bond Insurance Association	7,123	—	—	7,123
Gov’t National Housing Association	1,404	137	1,267	—
Permanent School Fund Guaranty	8,840	—	8,840	—

Total backed by financial guarantors	30,858	1,393	10,107	19,358
Other credit enhanced municipal bonds	1,630	1,630	—	—

Total	$32,488	$3,023	$10,107	$19,358

In addition to the $32.5 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $18.4 million, which represented approximately 1.2% of the Company’s total invested assets net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $18.4 million of insurance enhanced asset-backed and credit securities include Municipal Bond Insurance Association ($4.4 million), Ambac ($1.6 million), Assured Guaranty Corporation ($7.2 million), and Other ($5.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2013.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of September 30, 2013 and December 31, 2012:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2013		December 31, 2012

On deposit with governmental authorities	$41,825		$42,492
Intercompany trusts held for the benefit of U.S. policyholders	572,644		553,893
Held in trust pursuant to third party requirements	115,492		132,684
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,355		6,368
Securities held as collateral for borrowing arrangements	77,441	(a)	—

Total	$813,757		$735,437

(a)	Amount required to collateralize margin borrowing facility.

5.	Fair Value Measurements

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$81,810	$10,935	$—	$92,745
Obligations of states and political subdivisions	—	190,026	—	190,026
Mortgage-backed securities	—	245,540	—	245,540
Commercial mortgage-backed securities	—	53,164	—	53,164
Asset-backed securities	—	134,108	—	134,108
Corporate bonds and loans	—	423,841	—	423,841
Foreign corporate bonds	—	56,851	—	56,851

Total fixed maturities	81,810	1,114,465	—	1,196,275
Common stock	233,415	—	—	233,415
Other invested assets	—	—	3,269	3,269

Total invested assets	$315,225	$1,114,465	$3,269	$1,432,959

As of December 31, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$89,981	$18,763	$—	$108,744
Obligations of states and political subdivisions	—	201,077	—	201,077
Mortgage-backed securities	—	255,942	—	255,942
Commercial mortgage-backed securities	—	8,117	—	8,117
Asset-backed securities	—	113,351	—	113,351
Corporate bonds and loans	—	486,171	—	486,171
Foreign corporate bonds	—	55,920	—	55,920

Total fixed maturities	89,981	1,139,341	—	1,229,322
Common stock	197,075	—	—	197,075
Other invested assets	—	—	3,132	3,132

Total invested assets	$287,056	$1,139,341	$3,132	$1,429,529

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

There were no transfers between Level 1 and Level 2 during the quarters and nine months ended September 30, 2013 or 2012.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2013 and 2012:

	Other Invested Assets
(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Beginning balance	$3,226	$8,590	$3,132	$6,617
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	37	(4,546)	121	(2,579)
Purchases	6	7	16	13
Sales		(1,114)		(1,114)

Ending balance	$3,269	$2,937	$3,269	$2,937

Losses included in earnings of the period attributable to the change in unrealized losses related to assets still held at the end of the period	$—	$—	$—	$—

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

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at September 30, 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2013.

(Dollars in thousands)	Fair Value	Future Funding Commitments

Equity Fund, LP (1)	$3,269	$2,490
Real Estate Fund, LP (2)	—	—

Total	$3,269	$2,490

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships. One vendor provides prices for equity securities and all fixed maturity categories except for corporate loans. A second vendor provides prices for the corporate loan securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity prices are received from all primary and secondary exchanges.

•	Corporate and agency bonds are evaluated by utilizing a multi-dimensional relational model. For bonds with early redemption options, an option adjusted spread model is utilized. Both asset classes use standard inputs and incorporate security set up, defined sector breakdown, benchmark yields, apply base spreads, yield to maturity, and adjust for corporate actions.

•	A volatility-driven multi-dimensional spread table or an option-adjusted spread model and prepayment model is used for agency commercial mortgage obligations (“CMO”). For non-agency CMOs, a prepayment/spread/yield/price adjustment model is utilized. CMOs are categorized with mortgage-backed securities in the tables listed above. For ABSs, a multi-dimensional, collateral specific spread / prepayment speed tables is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, and treasury swap curves and spread adjustments.

•	For municipals, a multi-dimensional relational model is used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, benchmark yields, apply base spreads, yield to worst or market convention, ratings updates, prepayment schedules and adjustments for material events notices.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For MBSs, a matrix model correlation to TBA (a forward MBS trade) or benchmarking is utilized to value a security.

•	Corporate loans are priced using averages of bids and offers obtained from the broker/dealer community involved in trading such loans.

The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

•	Reviewing periodic reports provided by the Investment Manager that provides information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.

•	On a quarterly basis, the Company corroborates investment security prices received from its pricing vendors by obtaining pricing from a second pricing vendor for a sample of securities.

During the quarter and nine months ended September 30, 2013, the Company has not adjusted quotes or prices obtained from the pricing vendors.

The reported value of financial instruments not carried at fair value, principally cash and cash equivalents, margin borrowing facility, and notes payable, approximate fair value.

6.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 28.8% in the Duchy of Luxembourg, and 25.0% on non-trading income, 30.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and discrete items such as limited partnership distributions and make whole provisions (see Note 8), and then that amount is added to income taxes on net realized gains and losses, discrete items and limited partnership distributions. The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2013 and 2012 were as follows:

Quarter Ended September 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$37,676	$59,746	$(28,637)	$68,785

Net premiums written	$37,673	$26,357	$—	$64,030

Net premiums earned	$40,282	$24,187	$—	$64,469
Net investment income	8,443	4,983	(4,940)	8,486
Net realized investment gains (losses)	(180)	1,821	—	1,641
Other income	21	162	—	183

Total revenues	48,566	31,153	(4,940)	74,779
Losses and Expenses:
Net losses and loss adjustment expenses	18,300	17,183	—	35,483
Acquisition costs and other underwriting expenses	17,009	11,019	—	28,028
Corporate and other operating expenses	663	1,964	—	2,627
Interest expense	292	8,233	(4,940)	3,585

Income (loss) before income taxes	$12,302	$(7,246)	$—	$5,056

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Quarter Ended September 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$29,595	$51,205	$(23,851)	$56,949

Net premiums written	$29,595	$21,860	$—	$51,455

Net premiums earned	$34,198	$21,131	$—	$55,329
Net investment income	13,687	5,726	(4,636)	14,777
Net realized investment gains	584	2,627	—	3,211
Other income (loss)	(21)	122	—	101

Total revenues	48,448	29,606	(4,636)	73,418
Losses and Expenses:
Net losses and loss adjustment expenses	20,672	14,735	—	35,407
Acquisition costs and other underwriting expenses	13,927	9,296	—	23,223
Corporate and other operating expenses	216	1,823	—	2,039
Interest expense	—	5,901	(4,636)	1,265

Income (loss) before income taxes	$13,633	$(2,149)	$—	$11,484

Nine Months Ended September 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$137,974	$172,713	$(82,718)	$227,969

Net premiums written	$137,563	$76,291	$—	$213,854

Net premiums earned	$110,944	$68,192	$—	$179,136
Net investment income	27,217	15,778	(14,710)	28,285
Net realized investment gains	66	10,138	—	10,204
Other income (loss)	(7)	491	—	484

Total revenues	138,220	94,599	(14,710)	218,109
Losses and Expenses:
Net losses and loss adjustment expenses	51,709	50,486	—	102,195
Acquisition costs and other underwriting expenses	46,600	30,377	—	76,977
Corporate and other operating expenses	3,268	4,176	—	7,444
Interest expense	918	19,731	(14,710)	5,939

Income (loss) before income taxes	$35,725	$(10,171)	$—	$25,554

Nine Months Ended September 30, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$100,183	$151,411	$(69,255)	$182,339

Net premiums written	$99,635	$63,236	$—	$162,871

Net premiums earned	$113,039	$64,619	$—	$177,658
Net investment income	32,745	18,326	(13,806)	37,265
Net realized investment gains	915	5,998	—	6,913
Other income (loss)	(726)	435	—	(291)

Total revenues	145,973	89,378	(13,806)	221,545
Losses and Expenses:
Net losses and loss adjustment expenses	70,955	42,619	—	113,574
Acquisition costs and other underwriting expenses	43,502	26,648	—	70,150
Corporate and other operating expenses	3,190	3,673	—	6,863
Interest expense	—	18,019	(13,806)	4,213

Income (loss) before income taxes	$28,326	$(1,581)	$—	$26,745

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Current income tax expense (benefit):
Foreign	$51	$34	$125	$(594)
U.S. Federal	(2,461)	1,131	(851)	(5,560)

Total current income tax expense (benefit)	(2,410)	1,165	(726)	(6,154)

Deferred income tax expense (benefit):
U.S. Federal	518	406	(1,697)	2,520

Total deferred income tax expense (benefit)	518	406	(1,697)	2,520

Total income tax expense (benefit)	$(1,892)	$1,571	$(2,423)	$(3,634)

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

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
(Dollars in thousands)	2013		2012
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$(2,500)	(49.5%)	$(719)	(6.3%)
Adjustments:
Tax exempt interest	(248)	(4.9)	(359)	(3.1%)
Dividend exclusion	(292)	(5.8)	(275)	(2.4%)
Effective tax rate adjustment	1,033	20.4	3,287	28.6%
Other	115	2.4	(363)	(3.1%)

Income tax expense (benefit)	$(1,892)	(37.4%)	$1,571	13.7%

The effective income tax expense (benefit) rate for the quarter ended September 30, 2013 was (37.4%), compared to an effective income tax rate of 13.7% for the quarter ended September 30, 2012. The increase in the effective tax benefit rate is primarily due to a decrease in domestic operating income in 2013 compared to 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax expense (benefit) rate of (37.4%) and 13.7% for the quarter ended September 30, 2013 and 2012, respectively, differed from the weighted average expected income tax expense (benefit) rate of (49.5%) and (6.3%) for the quarter ended September 30, 2013 and 2012, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

	Nine Months Ended September 30,
(Dollars in thousands)	2013		2012
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$(3,450)	(13.5%)	$(440)	(1.6%)
Adjustments:
Tax exempt interest	(804)	(3.1)	(1,138)	(4.3%)
Dividend exclusion	(880)	(3.4)	(807)	(3.0%)
Effective tax rate adjustment	2,565	10.0	(888)	(3.3%)
Other	146	0.5	(361)	(1.4%)

Income tax expense (benefit)	$(2,423)	(9.5%)	$(3,634)	(13.6%)

The effective income tax benefit rate for the nine months ended September 30, 2013 was (9.5%), compared to an effective income tax benefit rate of (13.6%) for the nine months ended September 30, 2012. The decrease in the effective tax benefit rate is primarily due to an increase in domestic capital gains in 2013 compared to 2012. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax expense (benefit) rate of (9.5%) and (13.6%) for the nine months ended September 30, 2013 and 2012, respectively, differed from the weighted average expected income tax expense (benefit) rate of (13.5%) and (1.6%) for the nine months ended September 30, 2013 and 2012, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company had an alternative minimum tax credit carry forward of $8.2 million as of September 30, 2013, $9.2 million as of December 31, 2012, and $6.3 million as of September 30, 2012, which can be carried forward indefinitely.

7.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$844,918	$941,283	$879,114	$971,377
Less: Ceded reinsurance receivables	229,815	274,178	240,546	283,652

Net balance at beginning of period	615,103	667,105	638,568	687,725

Incurred losses and loss adjustment expenses related to:
Current year	37,115	36,096	107,202	116,381
Prior years	(1,632)	(689)	(5,007)	(2,807)

Total incurred losses and loss adjustment expenses	35,483	35,407	102,195	113,574

Paid losses and loss adjustment expenses related to:
Current year	15,090	15,488	34,354	34,740
Prior years	32,088	32,389	103,001	111,923

Total paid losses and loss adjustment expenses	47,178	47,877	137,355	146,663

Net balance at end of period	603,408	654,637	603,408	654,637
Plus: Ceded reinsurance receivables	219,655	269,141	219,655	269,141

Balance at end of period	$823,063	$923,778	$823,063	$923,778

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2013, the Company reduced its prior accident year loss reserves by $1.6 million, which consisted of a $1.8 million decrease related to Insurance Operations and a $0.2 million increase related to Reinsurance Operations.

The $1.8 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $2.4 million reduction primarily driven by $2.5 million of better than expected development from accident years 2011 and 2012 related primarily to lower than expected non-catastrophe severity.

•	General Liability: A $2.4 million reduction is primarily due to better than expected emergence from accident years 1996 to 2007 of $4.8 million offset by a $2.4 million increase which is primarily due to accident year 2008 and 2012 due to higher than anticipated loss emergence.

•	Asbestos and Environmental: A $1.8 million increase primarily related to policies written prior to 1990.

•	Professional: A $0.6 million increase primarily driven by unexpected loss emergence in accident years 2008, 2010, and 2011.

•	Umbrella: A $0.3 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.4 million increase in aggregate related to accident years 2011 and 2012.

The $0.2 million increase related to Reinsurance Operations primarily consisted of an increase in auto liability lines primarily related to accident years 2009 to 2012.

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

In the first nine months of 2013, the Company reduced its prior accident year loss reserves by $5.0 million, which consisted of a $5.0 million decrease related to Insurance Operations and a less than $0.1 million increase related to Reinsurance Operations.

The $5.0 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $7.4 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2008 through 2012.

•	General Liability: A $6.3 million reduction primarily due to better than expected emergence in nearly all accident years between 1995 through 2011 offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos and Environmental: A $7.3 million increase primarily related to policies written prior to 1990.

•	Umbrella: A $0.5 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.5 million increase primarily related to accident year 2011.

•	Marine: A $0.3 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

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

8.	Debt

Debt consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Margin borrowing facility	$65,009	$—
6.22% guaranteed senior notes due July 2013 to July 2015	—	54,000
Three-month LIBOR plus 4.05% junior subordinated debentures due September 2033	—	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures due October 2033	20,619	20,619

Total debt	$85,628	$84,929

Margin Borrowing Facility

On July 19, 2013, the Company entered into a margin borrowing facility with a borrowing rate that is currently equal to the one week LIBOR rate plus 65 basis points, which combined is currently less than 1%. This facility is due on demand. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of September 30, 2013, approximately $77.4 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

Guaranteed Senior Notes

On July 19, 2013, the Company paid the entire outstanding principal amount on its guaranteed senior notes. The payment of $58.6 million consisted of principal of $54.0 million and interest of $4.6 million, which included a make-whole provision of $2.9 million. This payment was funded by borrowing $60.0 million pursuant to the Company’s margin borrowing facility. Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K for more information on the guaranteed senior notes.

Junior Subordinated Debentures

On September 30, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust I junior subordinated notes. The payment of $10.4 million consisted of principal of $10.3 million and interest of $0.1 million. This payment was funded by borrowing $10.0 million pursuant to the Company’s margin borrowing facility. Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K for more information on the UNG Trust I junior subordinated notes.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

9.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

There were no A ordinary shares that were surrendered or repurchased during the quarter ended September 30, 2013. The approximate dollar value of shares that may yet be purchased under the Company’s repurchase program is $16,857,963 as of September 30, 2013.

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

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2012 Annual Report on Form 10-K for more information on the Company’s repurchase program.

10.	Related Party Transactions

Fox Paine & Company

As of September 30, 2013, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93.0% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares beneficially held by Fox Paine of the Company, for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of September 30, 2013 and December 31, 2012, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.3 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received from the limited partnership during the quarter and nine months ended September 30, 2013. A distribution of $5.4 million was received from the limited partnership during the quarter and nine months ended September 30, 2012.

The Company incurred management fees of $0.3 million in each of the quarters ended September 30, 2013 and 2012 and $1.1 million in each of the nine months ended September 30, 2013 and 2012 as part of the annual management fee that is paid to Fox Paine.

Cozen O’Connor

The Company did not incur any fees for legal services rendered by Cozen O’Connor during the quarters ended September 30, 2013 and 2012, respectively. The Company incurred $0.02 million and $0.2 million for legal services rendered by Cozen O’Connor during the nine months ended September 30, 2013 and 2012, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Crystal & Company

During each of the quarters ended September 30, 2013 and 2012, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. During each of the nine months ended September 30, 2013 and 2012, the Company incurred $0.2 million in brokerage fees to Crystal & Company. Prior to October 15, 2012, Crystal & Company was known as Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

(Dollars in thousands)	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013

Assumed earned premium	$955	$1,953
Assumed losses and loss adjustment expenses	287	665

Net balances due to Wind River Reinsurance under this agreement are as follows:

(Dollars in thousands)	As of September 30, 2013

Net balance receivable	$3,077

11.	Commitments and Contingencies

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

12.	Share-Based Compensation Plans

During the nine months ended September 30, 2013, the Company issued 95,879 A ordinary shares at a weighted average grant date value of $21.81 per share to key employees and a former employee of the Company under the Global Indemnity plc Share Incentive Plan (the “Plan”). Of the shares issued in 2013, 81,587 are unvested and subject to certain restrictions and 14,292 were issued as a result of a former employee exercising previously granted options with an exercise price of $20.00 per share. During the nine months ended September 30, 2012, the Company issued 29,675 A ordinary shares at a weighted average grant date value of $18.60 per share to key employees under the Plan. All of the shares issued in 2012 were subject to certain restrictions.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

During the quarter ended September 30, 2013, the Company issued 7,717 A ordinary shares as a result of a former employee exercising previously granted options with an exercise price of $20.00 per share. The Company did not issue any shares to key employees during the quarter ended September 30, 2012.

During the nine months ended September 30, 2013 and 2012, the Company issued an aggregate of 31,583 and 39,622 A ordinary shares, respectively, at a weighted average grant date value of $22.90 and $19.83 per share, respectively, to non-employee directors of the Company under the Plan. The 2012 shares are vested but subject to certain restriction, the 2013 shares are unvested.

During the quarters ended September 30, 2013 and 2012, the Company issued an aggregate of 9,718 and 11,487 A ordinary shares, respectively, subject to certain restrictions, at a weighted average grant date value of $23.55 and $20.25 per share, respectively, to non-employee directors of the Company under the Plan. The 2012 shares are vested but subject to certain restriction, the 2013 shares are unvested.

During the quarter ended September 30, 2013, the non-employee directors of the Company earned 9,326 A ordinary shares, with a weighted average grant date value of $25.46 per share. These shares have not yet been granted but are considered issued and outstanding for purposes of this financial statement and are subject to shareholder approval of the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting.

13.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2013	2012	2013	2012

Net income	$6,948	$9,913	$27,977	$30,379

Basic earnings per share:
Weighted average shares outstanding - basic	25,082,237	25,391,885	25,065,725	27,263,275

Net income per share	$0.28	$0.39	$1.12	$1.11

Diluted earnings per share:
Weighted average shares outstanding - diluted	25,189,072	25,412,586	25,150,920	27,280,612

Net income per share	$0.28	$0.39	$1.11	$1.11

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average shares for basic earnings per share	25,082,237	25,391,885	25,065,725	27,263,275
Non-vested restricted stock	42,526	12,092	48,540	17,318
Options	64,309	8,609	36,655	19

Weighted average shares for diluted earnings per share	25,189,072	25,412,586	25,150,920	27,280,612

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended September 30, 2013 and 2012 do not include 45,450 and 546,482 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the nine months ended September 30, 2013 and 2012 do not include 45,450 and 565,775 shares, respectively, which were deemed to be anti-dilutive.

14.	Segment Information

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2013 and 2012.

Quarter Ended September 30, 2013: (Dollars in thousands)	Insurance Operations	(1)	Reinsurance Operations	(2)	Total

Revenues:
Gross premiums written	$59,747		$9,038		68,785

Net premiums written	$54,995		$9,035		$64,030

Net premiums earned	$50,655		$13,814		$64,469
Other income	165		18		183

Total revenues	50,820		13,832		64,652
Losses and Expenses:
Net losses and loss adjustment expenses	30,230		5,253		35,483
Acquisition costs and other underwriting expenses	23,124	(3)	4,904		28,028

Income (loss) from segments	$(2,534)		$3,675		1,141

Unallocated Items:
Net investment income					8,486
Net realized investment gains					1,641
Corporate and other operating expenses					(2,627)
Interest expense					(3,585)

Income before income taxes					5,056
Income tax benefit					1,892

Net income					$6,948

Total assets	$1,262,325		$656,105	(4)	$1,918,430

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $264 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended September 30, 2012: (Dollars in thousands)	Insurance Operations	(1)	Reinsurance Operations	(2)	Total

Revenues:
Gross premiums written	$51,205		$5,744		$56,949

Net premiums written	$45,710		$5,745		$51,455

Net premiums earned	$44,252		$11,077		$55,329
Other income (loss)	122		(21)		101

Total revenues	44,374		11,056		55,430
Losses and Expenses:
Net losses and loss adjustment expenses	30,949		4,458		35,407
Acquisition costs and other underwriting expenses	19,525	(3)	3,698		23,223

Income (loss) from segments	$(6,100)		$2,900		(3,200)

Unallocated Items:
Net investment income					14,777
Net realized investment gains					3,211
Corporate and other operating expenses					(2,039)
Interest expense					(1,265)

Income before income taxes					11,484
Income tax expense					(1,571)

Net income					$9,913

Total assets	$1,336,680		$627,667	(4)	$1,964,347

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $231 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2013: (Dollars in thousands)	Insurance Operations	(1)	Reinsurance Operations	(2)	Total

Revenues:
Gross premiums written	$172,714		$55,255		227,969

Net premiums written	$159,010		$54,844		$213,854

Net premiums earned	$142,812		$36,324		$179,136
Other income (loss)	494		(10)		484

Total revenues	143,306		36,314		179,620
Losses and Expenses:
Net losses and loss adjustment expenses	89,580		12,615		102,195
Acquisition costs and other underwriting expenses	64,205	(3)	12,772		76,977

Income (loss) from segments	$(10,479)		$10,927		448

Unallocated Items:
Net investment income					28,285
Net realized investment gains					10,204
Corporate and other operating expenses					(7,444)

Interest expense					(5,939)

Income before income taxes					25,554
Income tax benefit					2,423

Net income					$27,977

Total assets	$1,262,325		$656,105	(4)	$1,918,430

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $746 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2012: (Dollars in thousands)	Insurance Operations	(1)	Reinsurance Operations	(2)	Total

Revenues:
Gross premiums written	$151,410		$30,929		$182,339

Net premiums written	$132,490		$30,381		$162,871

Net premiums earned	$135,256		$42,402		$177,658
Other income (loss)	435		(726)		(291)

Total revenues	135,691		41,676		177,367
Losses and Expenses:
Net losses and loss adjustment expenses	93,971		19,603		113,574
Acquisition costs and other underwriting expenses	58,543	(3)	11,607		70,150

Income (loss) from segments	$(16,823)		$10,466		(6,357)

Unallocated Items:
Net investment income					37,265
Net realized investment gains					6,913
Corporate and other operating expenses					(6,863)
Interest expense					(4,213)

Income before income taxes					26,745
Income tax benefit					3,634

Net income					$30,379

Total assets	$1,336,680		$627,667	(4)	$1,964,347

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $706 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

15.	Subsequent Events

On October 29, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust II junior subordinated notes. The payment of $20.8 million consisted of principal of $20.6 million and interest of $0.2 million. This payment was funded by borrowing $20.2 million pursuant to the Company’s margin borrowing facility. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part 1 of this report for details on the terms of the margin borrowing facility.

On October 31, 2013, the Company entered into an Amendment and Restatement of the Management Agreement with Fox Paine & Company, LLC (the “Amended and Restated Agreement”). The Amended and Restated Agreement reflects the 4th amendment to the original Management Agreement, which was entered into on September 5, 2003 when Fox Paine made its initial investment in the Company, and restates the agreement in its entirety for clarity sake. The material modifications to the Amended and Restated Agreement are as follows:

1. Consequences of a Change of Control

a. Replaces the fixed $10 million termination fee payable to Fox Paine at the closing of a change of control in connection with a termination of the management services, which was put in place in March 2011, with a cash fee in an amount to be agreed upon, plus reimbursement of expenses.

b. Replaces the fixed 1% transaction fee payable on to Fox Paine at the closing of a change of control, which was put in place in March 2011, with a cash fee in an amount to be agreed upon, plus reimbursement of expenses.

2. Definition of Change of Control

a. Simplifies the definition of a “change of control” to only extraordinary transactions in which (A) all or substantially all of the assets of Global Indemnity PLC are sold or exchanged, or (B) the majority of the outstanding shares of capital stock of Global Indemnity PLC representing the majority of the voting power or all outstanding shares of capital stock of Global Indemnity PLC that are not held directly or indirectly by a Fox Paine Entity are sold or exchanged

b. Deletes the exception precluding a change of control with or involving Fox Paine, which was put in place in March 2011.

3. Beginning on September 5, 2014, defers payment of the Annual Service Fee until a change of control or September, 2018, whichever occurs first, in exchange for an annual adjustment (the “Adjustment Amount”) equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate Annual Services Fees and Adjustment Amounts accumulated and unpaid through such date

4. Adjusts the $1.5 million Annual Service Fee to reflect the aggregate increase in the CPI-U from August 31, 2003 to August 31, 2013 to $1.9 million.

a. Additionally provides that the Annual Service Fee will be adjusted on an ongoing basis annually to reflect the year over year change in the CPI-U

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Additionally, on October 31, 2013 the Company entered into an Amendment (the “Amendment”) to the Amended and Restated Shareholders Agreement by and among the Company, U.N. Holdings (Cayman), Ltd., U.N. Holding (Cayman) II, LTD. and other co-investment funds. The material modifications to the Amendment and Restated Shareholders Agreement by virtue of the Amendment are as follows:

1. Permits Fox Paine to distribute shares on a non pro rata basis to its limited partners.

2. Provides the Company with a Right of First Refusal on shares distributed by Fox Paine to its limited partners in connection with proposed sales by limited partners.

3. Upon request, requires the Company to file a shelf registration statement on Form S-3 to permit Fox Paine and Fox Paine limited partners to sell shares that are subject to volume or holding restrictions under Rule 144 during regular trading windows of the Company, only after offering the shares first to the Company.

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

Recent Developments

On October 29, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust II junior subordinated notes. The payment of $20.8 million consisted of principal of $20.6 million and interest of $0.2 million. This payment was funded by borrowing $20.2 million pursuant to the Company’s margin borrowing facility. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part 1 of this report for details on the terms of the margin borrowing facility.

On October 31, 2013, the Company entered into an Amendment and Restatement of the Management Agreement with Fox Paine & Company, LLC (the “Amended and Restated Agreement”). See Note 15 of the notes to the consolidated financial statements in Item 1 of Part 1 of this report for details on the Amended and Restated Agreement.

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

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and

GLOBAL INDEMNITY PLC

costs arising during the reporting period and revisions of prior period estimates. The Company records losses and loss adjustment expenses based on an actuarial analysis of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and capital duty taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, margin borrowing facility and funds held on behalf of others.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries; however management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with the Company’s reserves for its Insurance Operations, reserves for its Reinsurance Operations are characterized as short-tail and long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts. Management reviews each treaty each quarter both gross and net of reinsurance.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance and Reinsurance Operations’ reserves annually. Management periodically requests that additional reviews by independent external actuaries be performed at other times during the year. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff and management.

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

GLOBAL INDEMNITY PLC

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

Management’s best estimate at September 30, 2013 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $823.1 million and $603.4 million, respectively, as of September 30, 2013. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2013 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$216,004	$501,760	$717,764
Reinsurance Operations	37,901	67,398	105,299

Total	$253,905	$569,158	$823,063

	Net Reserves (2)
	Case	IBNR (1)	Total

Insurance Operations	$141,435	$357,915	$499,350
Reinsurance Operations	37,901	66,109	104,010

Total	$179,336	$424,024	$603,360

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on the Company’s historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $107.2 million for claims occurring during the nine months ended September 30, 2013:

(Dollars in thousands)		Severity Change
		–10%	–5%	0%	5%	10%
Frequency Change	–5%	$(15,544)	$(10,452)	$(5,360)	$(268)	$4,824
	–3%	(13,615)	(8,415)	(3,216)	1,983	7,183
	–2%	(12,650)	(7,397)	(2,144)	3,109	8,362
	–1%	(11,685)	(6,379)	(1,072)	4,234	9,541
	0%	(10,720)	(5,360)	—	5,360	10,720
	1%	(9,755)	(4,342)	1,072	6,486	11,899
	2%	(8,791)	(3,323)	2,144	7,611	13,079
	3%	(7,826)	(2,305)	3,216	8,737	14,258
	5%	(5,896)	(268)	5,360	10,988	16,616

GLOBAL INDEMNITY PLC

The Company’s net reserves for losses and loss expenses of $603.4 million as of September 30, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

For an analysis of the Company’s securities with gross unrealized losses as of September 30, 2013 and December 31, 2012, and for other than temporary impairment losses that the Company recorded for the quarters and nine months ended September 30, 2013 and 2012, please see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Fair Value Measurements

The Company categorizes its investment assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets.

The reported value of financial instruments not carried at fair value, principally cash and cash equivalents, margin borrowing facility, and notes payable, approximate fair value.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency charge is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. This evaluation is done at a product line level in Insurance Operations and at a treaty level in Reinsurance Operations. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. The Company calculates deferred acquisition costs for Insurance Operations separately by product lines and for its Reinsurance Operations separately for each treaty.

Taxation

The Company provides for income taxes in accordance with applicable accounting guidance. The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2013 or December 31, 2012. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in its forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2012 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Insurance Operations premiums written:
Gross premiums written	$59,747	$51,205	$172,714	$151,410
Ceded premiums written	4,752	5,495	13,704	18,920

Net premiums written	$54,995	$45,710	$159,010	$132,490

Reinsurance Operations premiums written:
Gross premiums written	$9,038	$5,744	$55,255	$30,929
Ceded premiums written	3	(1)	411	548

Net premiums written	$9,035	$5,745	$54,844	$30,381

Revenues: (1)
Insurance Operations	$50,820	$44,374	$143,306	$135,691
Reinsurance Operations	13,832	11,056	36,314	41,676

Total revenues	$64,652	$55,430	$179,620	$177,367

Expenses: (2)
Insurance Operations (3)	$53,354	$50,474	$153,785	$152,514
Reinsurance Operations	10,157	8,156	25,387	31,210

Total expenses	$63,511	$58,630	$179,172	$183,724

Income (loss) from segments:
Insurance Operations	$(2,534)	$(6,100)	$(10,479)	$(16,823)
Reinsurance Operations	3,675	2,900	10,927	10,466

Total income (loss) from segments	$1,141	$(3,200)	$448	$(6,357)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	59.7	69.9	62.8	69.5
Expense ratio	45.6	44.1	45.0	43.3

Combined ratio	105.3	114.0	107.8	112.8

Reinsurance Operations
Loss ratio	38.0	40.3	34.7	46.2
Expense ratio	35.5	33.4	35.2	27.4

Combined ratio	73.5	73.7	69.9	73.6

Consolidated
Loss ratio	55.1	64.0	57.0	63.9
Expense ratio	43.5	42.0	43.0	39.5

Combined ratio	98.6	106.0	100.0	103.4

GLOBAL INDEMNITY PLC

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $264 and $231 for the quarters ended September 30, 2013 and 2012, respectively, and excise tax of $746 and $706 for the nine months ended September 30, 2013 and 2012, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended September 30, 2013 Compared with the Quarter Ended September 30, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		Increase / (Decrease)
	2013	2012	$	%

Gross premiums written	$59,747	$51,205	$8,542	16.7%

Net premiums written	$54,995	$45,710	$9,285	20.3%

Net premiums earned	$50,655	$44,252	$6,403	14.5%
Other income	165	122	43	35.2%

Total revenues	$50,820	$44,374	$6,446	14.5%

Losses and expenses:
Net losses and loss adjustment expenses	30,230	30,949	(719)	(2.3%)
Acquisition costs and other underwriting expenses (1)	23,124	19,525	3,599	18.4%

Loss from segment	$(2,534)	$(6,100)	$3,566	58.5%

Underwriting Ratios:
Loss ratio:
Current accident year	63.3	73.2	(9.9)
Prior accident year	(3.6)	(3.3)	(0.3)

Calendar year loss ratio	59.7	69.9	(10.2)
Expense ratio	45.6	44.1	1.5

Combined ratio	105.3	114.0	(8.7)

(1)	Includes excise tax of $264 and $231 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for the quarters ended September 30, 2013 and 2012, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $59.7 million for the quarter ended September 30, 2013, compared with $51.2 million for the quarter ended September 30, 2012, an increase of $8.5 million or 16.7%. The increase was primarily driven by growth in the Company’s small business binding authority of $5.2 million, as well as growth in the property brokerage lines of $1.5 million. Growth was driven by both new business and pricing increases.

Net premiums written, which equal gross premiums written less ceded premiums written, were $55.0 million for the quarter ended September 30, 2013, compared with $45.7 million for the quarter ended September 30, 2012, an increase of $9.3 million or 20.3%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of an increase in retention in the property excess of loss and property catastrophe treaties. The ratio of net premiums written to gross premiums written was 92.0% for the quarter ended September 30, 2013 and 89.3% for the quarter ended September 30, 2012.

Net premiums earned were $50.7 million for the quarter ended September 30, 2013, compared with $44.3 million for the quarter ended September 30, 2012, an increase of $6.4 million or 14.5%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended September 30, 2013 and 2012 were $29.5 million and $24.0 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2013 and 2012 were $21.2 million and $20.3 million, respectively.

GLOBAL INDEMNITY PLC

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended September 30, 2013			Quarter Ended September 30, 2012
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$28,874	$27,228	$24,677	$23,643	$22,209	$20,031
Property Brokerage	9,148	7,565	7,733	7,663	5,420	6,145
Programs	14,915	13,833	13,588	13,778	12,590	12,399
Other	6,810	6,369	4,657	6,121	5,491	5,677

Total	$59,747	$54,995	$50,655	$51,205	$45,710	$44,252

Other Income

Other income was $0.2 and $0.1 million for the quarters ended September 30, 2013 and 2012, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 59.7% for the quarter ended September 30, 2013 compared with 69.9% for the quarter ended September 30, 2012. The decrease in the loss ratio was driven by better performance in property lines by 22.7% for the current accident year offset by a higher current accident year loss ratio in casualty lines by 8.5% mainly due to commercial automobile line of business. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2013 was 63.3%, a decrease of 9.9% from 73.2% for the quarter ended September 30, 2012.

•	The current accident year property loss ratio decreased 22.7% from 70.6% in the quarter ended September 30, 2012 to 47.9% in the quarter ended September 30, 2013.

•	The non-catastrophe loss ratio decreased 10.6% from 51.0% in the quarter ended September 30, 2012 to 40.4% in the quarter ended September 30, 2013. Non-catastrophe losses were $11.9 million and $12.3 million for the quarters ended September 30, 2013 and 2012, respectively.

•	The catastrophe loss ratio decreased 12.1% from 19.6% in the quarter ended September 30, 2012 to 7.5% in the quarter ended September 30, 2013. Catastrophe losses were $2.2 million and $4.7 million for the quarters ended September 30, 2013 and 2012, respectively.

•	The current accident year casualty loss ratio increased 8.5% from 76.2% in the quarter ended September 30, 2012 to 84.7% in the quarter ended September 30, 2013 mainly due to commercial automobile line of business.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2013, the Company reduced its prior accident year loss reserves by $1.8 million, which primarily consisted of the following:

•	Property: A $2.4 million reduction primarily driven by $2.5 million of better than expected development from accident years 2011 and 2012 related primarily to lower than expected non-catastrophe severity.

•	General Liability: A $2.4 million reduction is primarily due to better than expected emergence from accident years 1996 to 2007 of $4.8 million offset by a $2.4 million increase which is primarily due to accident year 2008 and 2012 due to higher than anticipated loss emergence.

GLOBAL INDEMNITY PLC

•	Asbestos and Environmental: A $1.8 million increase primarily related to policies written prior to 1990.

•	Professional: A $0.6 million increase primarily driven by unexpected loss emergence in accident years 2008, 2010, and 2011.

•	Umbrella: A $0.3 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.4 million increase in aggregate related to accident years 2011 and 2012.

In the third quarter of 2012, the Company reduced its prior accident year loss reserves by $1.4 million, which primarily consisted of the following:

•	Professional liability: A $1.9 million reduction primarily related to accident years 2004 through 2011 driven by continued favorable development on lawyer, real estate and allied health and social services exposures.

•	Auto liability: A $0.5 million increase mainly driven by continued loss emergence in accident year 2011.

•	General liability: A $0.1 million decrease primarily consisting of favorable emergence on small business binding and casualty brokerage exposures, offset by increases to construction defect reserves.

Net losses and loss adjustment expenses were $30.2 million for the quarter ended September 30, 2013, compared with $30.9 million for the quarter ended September 30, 2012, a decrease of $0.7 million or 2.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $32.0 million and $32.4 million for the quarters ended September 30, 2013 and 2012, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $23.1 million for the quarter ended September 30, 2013, compared with $19.5 million for the quarter ended September 30, 2012, an increase of $3.6 million or 18.4%. The increase is primarily due to an increase in earned premium volume as well as the 2013 premium deficiency charges of $1.7 million.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 45.6% for the quarter ended September 30, 2013, compared with 44.1% for the quarter ended September 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the impact of the premium deficiency charges of $1.7 million during the quarter ended September 30, 2013 partially offset by growth in premiums. Excluding the impact of the 2013 premium deficiency charges, the expense ratio for the Company’s Insurance Operations was 42.5% for the quarter ended September 30, 2013.

The combined ratio for the Company’s Insurance Operations was 105.3% for the quarter ended September 30, 2013, compared with 114.0% for the quarter ended September 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 117.3% for the quarter ended September 30, 2012 to 108.9% for the quarter ended September 30, 2013. During the quarter ended September 30, 2013, acquisition costs and other underwriting expenses were higher than they otherwise would have been as a result of premium deficiency charges recorded in 2013. Excluding the impact of the 2013 premium deficiency charges, the current accident year combined ratio was 105.8% for the quarter ended September 30, 2013. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for explanation of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $2.5 million for the quarter ended September 30, 2013, compared to a loss of $6.1 million for the quarter ended September 30, 2012.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Gross premiums written	$9,038	$5,744	$3,294	57.3%

Net premiums written	$9,035	$5,745	$3,290	57.3%

Net premiums earned	$13,814	$11,077	$2,737	24.7%
Other income (loss)	18	(21)	39	185.7%

Total revenues	$13,832	$11,056	$2,776	25.1%

Losses and expenses:
Net losses and loss adjustment expenses	5,253	4,458	795	17.8%
Acquisition costs and other underwriting expenses	4,904	3,698	1,206	32.6%

Income from segment	$3,675	$2,900	$775	26.7%

Underwriting Ratios:
Loss ratio:
Current accident year	36.7	33.5	3.2
Prior accident year	1.3	6.8	(5.5)

Calendar year loss ratio	38.0	40.3	(2.3)
Expense ratio	35.5	33.4	2.1

Combined ratio	73.5	73.7	(0.2)

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $9.0 million for the quarter ended September 30, 2013, compared with $5.7 million for the quarter ended September 30, 2012, an increase of $3.3 million or 57.3%. The increase was primarily due to several new treaties written during 2013. Wind River treaties written during 2012 and 2013 are predominantly property exposure.

Net premiums written, which equal gross premiums written less ceded premiums written, were $9.0 million for the quarter ended September 30, 2013, compared with $5.7 million for the quarter ended September 30, 2012, an increase of $3.3 million or 57.3%. The increase was primarily due to the increase in gross premiums written.

Net premiums earned were $13.8 million for the quarter ended September 30, 2013, compared with $11.1 million for the quarter ended September 30, 2012, an increase of $2.7 million or 24.7%. The increase was primarily due to several new treaties written during 2013. Property net premiums earned for the quarters ended September 30, 2013 and 2012 were $12.7 million and $8.1 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2013 and 2012 were $1.2 million and $3.0 million, respectively.

Other Income (Loss)

Other income (loss) was $0.02 million and ($0.02) million for the quarters ended September 30, 2013 and 2012, respectively. Other income (loss) is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 38.0% for the quarter ended September 30, 2013 compared with 40.3% for the quarter ended September 30, 2012. The decrease is primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011 partially offset by an increase in anticipated catastrophe losses in 2013. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC

The current accident year loss ratio increased 3.2% from 33.5% for the quarter ended September 30, 2012 to 36.7% for the quarter ended September 30, 2013 primarily due to an increase in anticipated property catastrophe losses in 2013 partially offset by a reduction in the casualty loss ratio as a result of exiting unprofitable treaties in previous years. The property lines catastrophe loss ratio increased to 30.8% for the quarter ended September 30, 2013 from 14.7% for the quarter ended September 30, 2012.

There was an increase in net losses and loss adjustment expenses for prior accident years of $0.2 million in the quarter ended September 30, 2013 from a discontinued commercial automobile treaty which increased the loss ratio by 1.3%, compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.7 million in the quarter ended September 30, 2012 which increased the loss ratio by 6.8%.

Net losses and loss adjustment expenses were $5.3 million for the quarter ended September 30, 2013, compared with $4.5 million for the quarter ended September 30, 2012, an increase of $0.8 million or 17.8%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $3.7 million for the quarter ended September 30, 2012 to $5.1 million for the quarter ended September 30, 2013. This increase is primarily attributable to an increase in anticipated property catastrophe losses in 2013 offset by the exit of unprofitable treaties in previous years.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.9 million for the quarter ended September 30, 2013, compared with $3.7 million for the quarter ended September 30, 2012, an increase of $1.2 million or 32.6%. The increase is primarily due to an increase in commission expense due to increased earned premium volume.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 35.5% for the quarter ended September 30, 2013, compared with 33.4% for the quarter ended September 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Reinsurance Operations was 73.5% for the quarter ended September 30, 2013, compared with 73.7% for the quarter ended September 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 66.9% for the quarter ended September 30, 2012 to 72.2% for the quarter ended September 30, 2013. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.7 and $2.9 million for the quarters ended September 30, 2013 and September 30, 2012, respectively.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Net investment income	$8,486	$14,777	$(6,291)	(42.6%)

Net realized investment gains	1,641	3,211	(1,570)	(48.9%)

Corporate and other operating expenses	(2,627)	(2,039)	588	28.8%

Interest expense	(3,585)	(1,265)	2,320	183.4%

Income tax benefit (expense)	1,892	(1,571)	3,463	220.4%

GLOBAL INDEMNITY PLC

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $8.5 million for the quarter ended September 30, 2013, compared with $14.8 million for the quarter ended September 30, 2012, a decrease of $6.3 million or 42.6%.

•	Gross investment income, which excludes realized gains and losses, was $9.5 million for the quarter ended September 30, 2013, compared with $15.8 million for the quarter ended September 30, 2012, a decrease of $6.3 million or 39.9%. The decrease was primarily due to gross investment income of $4.3 million generated from a distribution from a limited partnership investment during the quarter ended September 30, 2012. There was no investment income generated from limited partnership investments during the quarter ended September 30, 2013. Excluding distributions from limited partnership investments, gross investment income for the quarter ended September 30, 2013 decreased $2.0 million or 17.3% compared to the quarter ended September 30, 2012. This decrease was primarily due to a reduction in the Company’s fixed income portfolio related to the repayment of debt as well as lower reinvestment yields.

•	Investment expenses were $1.0 and $1.1 million for the quarters ended September 30, 2013 and September 30, 2012, respectively.

At September 30, 2013, the Company held agency mortgage-backed securities with a book value of $182.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.1 years and 2.2 years as of September 30, 2013 and September 30, 2012, respectively. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of September 30, 2013, compared with 2.1 years as of September 30, 2012. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At September 30, 2013, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.7% compared with 3.3% at September 30, 2012. The embedded book yield on the $190.0 million of municipal bonds in the Company’s portfolio was 2.9% at September 30, 2013, compared to an embedded book yield of 3.2% on the Company’s municipal bond portfolio of $202.8 million at September 30, 2012.

Net Realized Investment Gains

Net realized investment gains were $1.6 million for the quarter ended September 30, 2013, compared with $3.2 million for the quarter ended September 30, 2012. The net realized investment gains for 2013 consist primarily of net gains of $1.8 million relative to its equity securities offset by other than temporary impairment losses of $0.2 million. The net realized investment gains for 2012 consist primarily of net gains of $0.8 million relative to the Company’s fixed maturities and $2.6 million relative to its equity securities, offset by other than temporary impairment losses of $0.2 million.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended September 30, 2013 and 2012.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.6 million for the quarter ended September 30, 2013, compared with $2.0 million for the quarter ended September 30, 2012, an increase of $0.6 million or 28.8%. The increase is mainly attributable to an increase in legal expenses. Legal expenses for the quarter ended September 30, 2012 were also lower than otherwise would have been due to the release of a prior period accrual.

GLOBAL INDEMNITY PLC

Interest Expense

Interest expense was $3.6 million and $1.3 million for the quarters ended September 30, 2013 and 2012, respectively. This increase was primarily due to a make-whole payment of $2.9 million due to the early prepayment of the guaranteed senior notes during the quarter. This increase was offset by lower interest expense on new margin borrowing facility. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details on the Company’s debt.

Income Tax (Benefit) Expense

The income tax benefit was $1.9 million for the quarter ended September 30, 2013 compared to an income tax expense of $1.6 million for the quarter ended September 30, 2012. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of the income tax benefit/expense between periods.

Net Income

The factors described above resulted in net income of $6.9 million and $9.9 million for the quarters ended September 30, 2013 and 2012, respectively, a decrease of $3.0 million or 29.9%.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2013	2012	$	%

Gross premiums written	$172,714	$151,410	$21,304	14.1%

Net premiums written	$159,010	$132,490	$26,520	20.0%

Net premiums earned	$142,812	$135,256	$7,556	5.6%
Other income	494	435	59	13.6%

Total revenues	$143,306	$135,691	$7,615	5.6%

Losses and expenses:
Net losses and loss adjustment expenses	89,580	93,971	(4,391)	(4.7%)
Acquisition costs and other underwriting expenses (1)	64,205	58,543	5,662	9.7%

Loss from segment	$(10,479)	$(16,823)	$6,344	37.7%

Underwriting Ratios:
Loss ratio:
Current accident year	66.3	72.1	(5.8)
Prior accident year	(3.5)	(2.6)	(0.9)

Calendar year loss ratio	62.8	69.5	(6.7)
Expense ratio	45.0	43.3	1.7

Combined ratio	107.8	112.8	(5.0)

(1)	Includes excise tax of $746 and $706 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the nine months ended September 30, 2013 and 2012, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $172.7 million for the nine months ended September 30, 2013, compared with $151.4 million for the nine months ended September 30, 2012, an increase of $21.3 million or 14.1%. The increase was primarily driven by growth in the Company’s small business binding authority of $13.8 million, as well as growth in the property brokerage, programs and other lines. Growth was driven by both new business and pricing increases.

GLOBAL INDEMNITY PLC

Net premiums written, which equal gross premiums written less ceded premiums written, were $159.0 million for the nine months ended September 30, 2013, compared with $132.5 million for the nine months ended September 30, 2012, an increase of $26.5 million or 20.0%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of an increase in retention in property excess of loss and property catastrophe. The ratio of net premiums written to gross premiums written was 92.1% for the nine months ended September 30, 2013 and 87.5% for the nine months ended September 30, 2012.

Net premiums earned were $142.8 million for the nine months ended September 30, 2013, compared with $135.3 million for the nine months ended September 30, 2012, an increase of $7.6 million or 5.6%. The increase was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the nine months ended September 30, 2013 and 2012 were $82.5 million and $70.2 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2013 and 2012 were $60.3 million and $65.0 million, respectively.

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$80,006	$75,065	$68,950	$66,234	$61,885	$59,019
Property Brokerage	31,515	27,341	21,624	27,991	19,231	17,011
Programs	44,811	41,245	39,313	41,602	37,965	36,412
Other	16,382	15,359	12,925	15,583	13,409	22,814

Total	$172,714	$159,010	$142,812	$151,410	$132,490	$135,256

Other Income

Other income was $0.5 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 62.8% for the nine months ended September 30, 2013 compared with 69.5% for the nine months ended September 30, 2012. The decrease in the loss ratio is driven by better performance in the property lines by 12.6% for the current accident year offset by a higher current accident year loss ratio in casualty lines by 4.0% mainly due to commercial automobile line of business. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the nine months ended September 30, 2013 was 66.3%, a decrease of 5.8% from 72.1% for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, net losses were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of the 2011 premium deficiency charges, the nine months ended September 30, 2012 current accident year loss ratio was 74.6%.

•	The current accident year property loss ratio decreased 12.6% from 70.1% in the nine months ended September 30, 2012 to 57.5% in the nine months ended September 30, 2013.

•	The non-catastrophe loss ratio decreased 9.3% from 55.9% in the nine months ended September 30, 2012 to 46.6% in the nine months ended September 30, 2013. Non-catastrophe losses were $38.5 million and $39.2 million for the nine months ended September 30, 2013 and 2012, respectively.

•	The catastrophe loss ratio decreased 3.5% from 14.3% in the nine months ended September 30, 2012 to 10.8% in the nine months ended September 30, 2013. Catastrophe losses were $8.9 million and $10.0 million for the nine months ended September 30, 2013 and 2012, respectively.

GLOBAL INDEMNITY PLC

•	The current accident year casualty loss ratio increased 4.0% from 74.3% in the nine months ended September 30, 2012 to 78.3% in the nine months ended September 30, 2013. During the nine months ended September 30, 2012, net losses were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of 2011 premium deficiency charges, the nine months ended September 30, 2012 casualty loss ratio was 79.5%.

In the first nine months of 2013, the Company reduced its prior accident year loss reserves by $5.0 million, which primarily consisted of the following:

•	Property: A $7.4 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2008 through 2012.

•	General Liability: A $6.3 million reduction primarily due to better than expected emergence in nearly all accident years between 1995 through 2011 offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos and Environmental: A $7.3 million increase primarily related to policies written prior to 1990.

•	Umbrella: A $0.5 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.5 million increase primarily related to accident year 2011.

•	Marine: A $0.3 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

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

Net losses and loss adjustment expenses were $89.6 million for the nine months ended September 30, 2013, compared with $94.0 million for the nine months ended September 30, 2012, a decrease of $4.4 million or 4.7%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $94.6 million and $97.5 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, net losses were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of the 2011 premium deficiency charges, the current accident year net losses and loss adjustment expenses were $94.6 million and $100.9 million for the nine months ended September 30, 2013 and 2012, respectively. This decrease is primarily attributable to better performance in the property lines.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $64.2 million for the nine months ended September 30, 2013, compared with $58.5 million for the nine months ended September 30, 2012, an increase of $5.7 million or 9.7%. During the nine months ended September 30, 2013, acquisition costs and other underwriting expenses were higher than they otherwise would have been as a result of the premium deficiency charges recorded in 2013. During the nine months ended September 30, 2012, acquisition costs and other underwriting expenses were lower than they otherwise would have been as a result of the premium deficiency charges recorded in 2011. Excluding the impact of the 2011 and 2013 premium deficiency charges, the acquisition costs and other underwriting expenses would have been $63.0 million and $59.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase is primarily due to the increase in earned premium volume.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 45.0% for the nine months ended September 30, 2013, compared with 43.3% for the nine months ended September 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. Excluding the impact of the 2011 and 2013 premium deficiency charges, the expense ratio would have been 44.1% and 44.0% for the nine months ended September 30, 2013 and 2012, respectively.

The combined ratio for the Company’s Insurance Operations was 107.8% for the nine months ended September 30, 2013, compared with 112.8% for the nine months ended September 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 115.4% for the nine months ended September 30, 2012 to 111.3% for the nine months ended September 30, 2013. Excluding the impact of the 2011 and 2013 premium deficiency charges, the current accident year combined ratio would have been 106.8% and 116.0% for the nine months ended September 30, 2013 and 2012, respectively. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for a explanation of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $10.5 million for the nine months ended September 30, 2013, compared to a loss of $16.8 million for the nine months ended September 30, 2012.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Gross premiums written	$55,255	$30,929	$24,326	78.7%

Net premiums written	$54,844	$30,381	$24,463	80.5%

Net premiums earned	$36,324	$42,402	$(6,078)	(14.3%)
Other loss	(10)	(726)	716	98.6%

Total revenues	$36,314	$41,676	$(5,362)	(12.9%)

Losses and expenses:
Net losses and loss adjustment expenses	12,615	19,603	(6,988)	(35.6%)
Acquisition costs and other underwriting expenses	12,772	11,607	1,165	10.0%

Income from segment	$10,927	$10,466	$461	4.4%

Underwriting Ratios:
Loss ratio:
Current accident year	34.6	44.4	(9.8)
Prior accident year	0.1	1.8	(1.7)

Calendar year loss ratio	34.7	46.2	(11.5)
Expense ratio	35.2	27.4	7.8

Combined ratio	69.9	73.6	(3.7)

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $55.3 million for the nine months ended September 30, 2013, compared with $30.9 million for the nine months ended September 30, 2012, an increase of $24.3 million or 78.7%. The increase was primarily due to several new treaties written during 2013. Wind River treaties written during 2012 and 2013 are predominantly property exposure.

Net premiums written, which equal gross premiums written less ceded premiums written, were $54.8 million for the nine months ended September 30, 2013, compared with $30.4 million for the nine months ended September 30, 2012, an increase of $24.5 million or 80.5%. The increase was primarily due to the increase in gross premiums written.

Net premiums earned were $36.3 million for the nine months ended September 30, 2013, compared with $42.4 million for the nine months ended September 30, 2012, a decrease of $6.1 million or 14.3%. The decrease was primarily due to several casualty treaties which were non-renewed in 2011 continued to earn through 2012. Property net premiums earned for the nine months ended September 30, 2013 and 2012 were $34.1 million and $24.2 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2013 and 2012 were $2.2 million and $18.2 million, respectively.

Other Loss

The Company recognized losses of $0.01 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. Other loss is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 34.7% for the nine months ended September 30, 2013 compared with 46.2% for the nine months ended September 30, 2012. As noted in premiums, 2012 had much more casualty business than 2013. The casualty business had a much higher loss ratio than property business. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 9.8% from 44.4% for the nine months ended September 30, 2012 to 34.6% for the nine months ended September 30, 2013 primarily due to runoff in 2012 of casualty treaties which were discontinued in 2011 partially offset by an increase in anticipated property catastrophe losses in 2013. The property lines catastrophe loss ratio increased to 29.9% for the nine months ended September 30, 2013 from 14.1% for the nine months ended September 30, 2012.

There was an increase in net losses and loss adjustment expenses for prior accident years of $0.04 million in the nine months ended September 30, 2013 from discontinued commercial automobile treaty which increased the loss ratio by 0.1%, compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended September 30, 2012 which increased the loss ratio by 1.8%.

Net losses and loss adjustment expenses were $12.6 million for the nine months ended September 30, 2013, compared with $19.6 million for the nine months ended September 30, 2012, a decrease of $7.0 million or 35.6%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses decreased from $18.8 million for the nine months ended September 30, 2012 to $12.6 million for the nine months ended September 30, 2013. This decrease is primarily attributable to the exiting of unprofitable treaties in previous years offset by increased property writings in 2013.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $12.8 million and $11.6 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, acquisition costs and other underwriting expenses were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of the 2011 premium deficiency charges, acquisition costs and other underwriting expenses were $12.8 million and $14.5 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to the reductions in earned premium volume.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 35.2% for the nine months ended September 30, 2013, compared with 27.4% for the nine months ended September 30, 2012. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. Excluding the impact of 2011 premium deficiency charges, the expense ratio would have been 34.2% for the nine months ended September 30, 2012.

The combined ratio for the Company’s Reinsurance Operations was 69.9% for the nine months ended September 30, 2013, compared with 73.6% for the nine months ended September 30, 2012. The combined ratio is a non-GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the current accident year combined ratio decreased from 71.8% for the nine months ended September 30, 2012 to 69.8% for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, net losses and acquisition costs were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of 2011 premium deficiency charges, the nine months ended September 30, 2012 current accident year combined ratio was 82.1%. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the decrease.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $10.9 million for the nine months ended September 30, 2013 compared to $10.5 million for the nine months ended September 30, 2012, an increase of $0.5 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%

Net investment income	$28,285	$37,265	$(8,980)	(24.1%)

Net realized investment gains	10,204	6,913	3,291	47.6%

Corporate and other operating expenses	(7,444)	(6,863)	581	8.5%

Interest expense	(5,939)	(4,213)	1,726	41.0%

Income tax benefit	2,423	3,634	(1,211)	(33.3%)

GLOBAL INDEMNITY PLC

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $28.3 million for the nine months ended September 30, 2013, compared with $37.3 million for the nine months ended September 30, 2012, a decrease of $9.0 million or 24.1%.

•	Gross investment income, which excludes realized gains and losses, was $31.6 million for the nine months ended September 30, 2013, compared with $40.6 million for the nine months ended September 30, 2012, a decrease of $9.1 million or 22.3%. The decrease was primarily due to gross investment income of $4.5 million generated from distributions from limited partnership investments during the nine months ended September 30, 2012. Gross investment income of $0.1 million was generated from distributions from limited partnership investments during the nine months ended September 30, 2013. Excluding distributions from limited partnership investments, gross investment income for the nine months ended September 30, 2013 decreased $4.7 million or 13.0% compared to the nine months ended September 30, 2012. This decrease was primarily due to a reduction in the Company’s fixed income portfolio related to funding the share repurchase program in 2011 and 2012, repayment of debt, and lower reinvestment yields.

•	Investment expenses were $3.3 and $3.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

Net Realized Investment Gains

Net realized investment gains were $10.2 million for the nine months ended September 30, 2013, compared with $6.9 million for the nine months ended September 30, 2012. The net realized investment gains for 2013 consist primarily of net gains of $0.4 million relative to the Company’s fixed maturities and $11.0 million relative to its equity securities, offset by other than temporary impairment losses of $1.2 million. The net realized investment gains for 2012 consist primarily of net gains of $2.5 million relative to the Company’s fixed maturities and $7.7 million relative to its equity securities, offset by other than temporary impairment losses of $3.3 million.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the nine months ended September 30, 2013 and 2012.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $7.4 million for the nine months ended September 30, 2013, compared with $6.9 million for the nine months ended September 30, 2012, an increase of $0.6 million or 8.5%. The increase is primarily due to an increase in compensation expense. Legal expenses for the nine months ended September 30, 2012 were also lower than otherwise would have been due to the release of a prior period accrual. Both of these items were offset by a reduction in professional fees.

Interest Expense

Interest expense was $5.9 million for the nine months ended September 30, 2013 compared to $4.2 million for the nine months ended September 30, 2012, an increase of $1.7 million or 41.0%. This increase was primarily due to a make-whole payment of $2.9 million related to the early prepayment of the guaranteed senior notes during the year. This increase was offset by lower interest expense on the new margin borrowing facility and repayment of debt in July 2012. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $2.4 million for the nine months ended September 30, 2013 compared to $3.6 million for the nine months ended September 30, 2012. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

GLOBAL INDEMNITY PLC

Net Income

The factors described above resulted in net income of $28.0 million and $30.4 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $2.4 million or 7.9%.

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

The principal source of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses and share repurchases, includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity has no planned capital expenditures that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. The U.S. insurance companies did not declare or pay any dividends during the quarter or nine months ended September 30, 2013.

For 2013, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2012 Annual Report on Form 10-K. Wind River Reinsurance did not declare or pay any dividends during the quarter or nine months ended September 30, 2013.

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

GLOBAL INDEMNITY PLC

Net cash used for operating activities was $0.9 million for the nine months ended September 30, 2013, compared with net cash used for operating activities of $25.9 million for the nine months ended September 30, 2012. The increase in operating cash flows of approximately $25.0 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	Change

Net premiums collected	$192,947	$159,770	$33,177
Net losses paid	(138,172)	(147,178)	9,006
Underwriting and corporate expenses	(85,710)	(76,525)	(9,185)
Net investment income	33,571	43,266	(9,695)
Net federal income taxes recovered (paid)	3,740	(220)	3,960
Interest paid	(7,325)	(5,566)	(1,759)
Other	—	550	(550)

Net cash used for operating activities	$(949)	$(25,903)	$24,954

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

On July 19, 2013, the Company paid the entire outstanding principal amount on its guaranteed senior notes. The payment of $58.6 million consisted of principal of $54.0 million and interest of $4.6 million, which included a make-whole provision of $2.9 million. This payment was funded by borrowing $60.0 million pursuant to the Company’s margin borrowing facility. Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2012 Annual Report on Form 10-K for more information on the guaranteed senior notes.

On September 30, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust I junior subordinated notes. The payment of $10.4 million consisted of principal of $10.3 million and interest of $0.1 million. This payment was funded by borrowing $10.0 million pursuant to a margin borrowing facility. The Company redeemed the entire outstanding principal amount on its UNG Trust II junior subordinated notes on October 29, 2013. The payment of $20.8 million consisted of principal of $20.6 million and interest of $0.2 million. This payment was funded by borrowing $20.2 million pursuant to the Company’s margin borrowing facility.

See Note 8 of the notes to the consolidated financial statements in Item 1 of Part 1 of this report for details on the terms of the margin borrowing facility.

Other than the items discussed in the paragraphs above, there have been no material changes to the Company’s liquidity during the quarter ended September 30, 2013. Please see Item 7 of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

On July 19, 2013, the Company entered into a margin borrowing facility with a borrowing rate that is currently equal to the one week LIBOR rate plus 65 basis points, which combined is currently less than 1%. This facility is due on demand. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of September 30, 2013, approximately $77.4 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

Other than the item discussed in the paragraph above, there have been no material changes to the Company’s capital resources during the quarter ended September 30, 2013. Please see Item 7 of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) the impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; (16) deterioration of debt and equity markets; (17) interest rate changes; and (17) uncertainties relating to ongoing or future litigation matters.

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

Interest rates had been on the rise since Chairman of the Federal Reserve Bernanke hinted in May that the US central bank could begin reducing bond purchases as soon as September. However, the Federal Reserve decided to keep the level of asset purchases unchanged at its September meeting, catching most market participants off guard. Both safe haven and risk assets rallied in response. Over the quarter, the 10-year Treasury yield rose 12 basis points to end the quarter at 2.61%. Global investment-grade corporates gained 1.1% over the quarter, outperforming duration-equivalent government bonds by 1.0%. Most spread sectors, such as Commercial Mortgage-Backed Securities (+1.1%), Agency Mortgage-Backed Securities (+1.0%), and Asset-Backed Securities (+0.2%), posted positive returns.

GLOBAL INDEMNITY PLC

The investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.27 years. Portfolio purchases were focused on Corporates and Asset Backed Securities (ABS). These purchases were funded primarily through cash on hand, maturities, and pay-downs.

During the third quarter, the portfolio’s allocations to Investment Grade Credit and ABS increased. The Company continues to favor the credit sector as fundamentals remain positive.

There have been no other material changes to the Company’s market risk since December 31, 2012. Please see Item  7A of Part II in the Company’s 2012 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended September 30, 2013 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 15, 2013. The risk factors identified therein have not materially changed except as follows:

Deterioration in the debt and equity markets could result in a margin call which could have a material adverse effect on the Company’s financial condition and/or results of operations.

The collateral backing the Company’s margin borrowing facility consist of fixed income and equity securities. Declines in financial markets could negatively impact the value of the Company’s collateral. Adverse changes in market value could result in a margin call which would require the posting of additional collateral thereby reducing liquidity. Additionally, if such a margin call is not met, the Company could be required to liquidate securities and incur realized losses.

Borrowings under the Company’s margin borrowing facility are based upon a variable rate of interest, which could result in higher expense in the event of increases in interest rates.

As of September 30, 2013, approximately $65 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon LIBOR. If LIBOR rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facility. This could have a negative effect on the Company’s cash flow and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were no shares purchased from the Company’s employees during the quarter ended September 30, 2013. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

GLOBAL INDEMNITY PLC

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1+	Amended and Restated Management Agreement, dated as of October 31, 2013, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC.

10.2+	Reaffirmation Agreements, dated as of October 31, 2013, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc. reaffirming the March 15, 2011 Guaranty Agreements.

10.3+	Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

November 6, 2013		By:	/s/ Thomas M. McGeehan
Date:	November 6, 2013	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)