Form 10-K
period 2013-12-31
Global Indemnity plc
filed 2014-03-14
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $197,201,153. There are no B ordinary shares held by non-affiliates of the registrant.

As of March 13, 2014, the registrant had outstanding 13,225,614 A ordinary shares and 12,061,370 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

History

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland as a public limited company. Global Indemnity replaced the Company’s predecessor, United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction. United America Indemnity, Ltd., which was incorporated on August 26, 2003 and domiciled in the Cayman Islands, is a subsidiary of the Company and an Irish tax resident. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the trading symbol “GBLI.”

General

Global Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network—binding authority, program, brokerage, and reinsurance. The Company manages the distribution of these products in two segments: (a) Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and (b) Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd. (“Wind River Reinsurance”).

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pre-tax gain of $5.2 million. The financial results for 2013, 2012, and 2011 include the financial results for United National Casualty Insurance Company. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction will not have a significant impact on the Company’s ongoing business operations.

Business Segments

See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2013, 2012 and 2011. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

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

A portion of The Company’s Insurance Operations is written on a specialty admitted basis. When writing on a specialty admitted basis, the Company’s focus is on writing insurance for insureds that engage in similar but often highly specialized types of activities. The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regard to rate and form filing requirements and the ability to enter and exit lines of business. Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers. Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

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

The Company distributes its insurance products through a group of approximately 110 professional wholesale general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.

In 2013, gross premiums written for the U.S. Insurance Operations were $232.4 million compared to $201.8 million for 2012. For 2013, surplus lines business accounts for approximately 68.8% of the business written while specialty admitted business accounts for the remaining 31.2%.

Reinsurance Operations

Wind River Reinsurance is a Bermuda based treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies, and consists solely of the operations of Wind River Reinsurance.

The reinsurance markets face many of the same issues confronted with the primary insurance markets discussed above, including excess capital capacity, low investment returns and increased pressure on generating acceptable return on investment.

Even though there were some catastrophes in recent years, pricing on catastrophe reinsurance has started to decrease due to excess capacity available in the market. Wind River Reinsurance is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

In 2013, gross premiums written from third parties were $58.4 million compared to $42.3 million for 2012.

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

The Company’s Reinsurance Operations offer third party treaty reinsurance for specialty property and casualty insurance companies and reinsurance companies. The Company’s Reinsurance Operations also provide reinsurance to its Insurance Operations in the form of quota share and stop-loss arrangements.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Florida	$32,170	11.0%	$28,738	11.8%	$26,815	8.7%
Texas	29,565	10.1	21,554	8.8	22,680	7.4
California	26,358	9.1	22,277	9.1	30,708	10.0
New York	16,600	5.7	14,876	6.1	14,711	4.8
Massachusetts	11,234	3.9	8,291	3.4	7,751	2.5
Louisiana	8,392	2.9	7,579	3.1	12,658	4.1
New Jersey	8,208	2.8	8,529	3.5	7,359	2.3
Pennsylvania	6,904	2.4	6,496	2.7	7,408	2.4
Illinois	6,715	2.3	6,130	2.5	7,440	2.4
Mississippi	6,603	2.3	5,282	2.2	5,292	1.8

Subtotal	152,749	52.5	129,752	53.2	142,822	46.4
All other states	79,624	27.4	72,038	29.5	86,326	28.0
Reinsurance Operations	58,350	20.1	42,263	17.3	78,755	25.6

Total	$290,723	100.0%	$244,053	100.0%	$307,903	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network—binding authority, program, brokerage, and reinsurance. For its binding authority and program product classifications, the Company distributes its insurance products through a group of approximately 110 wholesale general agents and program administrators that have specific quoting and binding authority. For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. For its reinsurance business, the Company distributes its products through reinsurance brokers.

Wind River Reinsurance assumed premiums on four treaties which accounted for 97% of the Reinsurance Operations’ 2013 gross premiums written. There is no treaty that accounted for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2013.

Of the Company’s non-affiliated professional wholesale general agents and program administrators, the top five accounted for 28.6% of the Insurance Operations’ gross premiums written for the year ended December 31, 2013. One agency accounted for 10.7% of the Insurance Operations’ gross premiums written. However, the loss of this agent would not have a material impact on the Company’s results of operations. There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2013.

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

Underwriting

The Company’s insurance products are primarily underwritten via specific binding authority in which the Company grants underwriting authority to its wholesale general agents and program administrators and via brokerage in which the Company’s internal personnel underwrites business submitted by wholesale insurance brokers. Some of the Company’s specialized property business is submitted by retail agents or directly from insureds and is also underwritten by internal personnel.

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

The Company provides its underwriters with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid a profit commission based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions is stated separately on the face of the consolidated balance sheet as contingent commissions.

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

The Company purchases reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect the Company’s primary positions on property and casualty products. The excess of loss structures allow the Company to maximize underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility.

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

The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss—The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2013, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $70.0 million in excess of $20.0 million. At this renewal, the Company retained 50% of the $20 million in excess of $20 million layer, and 20% of the $50 million in excess of $40 million layer. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2013, which provided identical coverage with the exception of one additional layer of 100% of $10.0 million in excess of $90.0 million.

Property Per Risk Excess of Loss—Effective January 1, 2013, the Company renewed its property per risk excess of loss treaty which provides coverage of 50% of $13.0 million per risk in excess of $2.0 million per risk. This replaces the treaty that expired December 31, 2012, which provided 100% of $13.0 million per risk in excess of $2.0 million per risk. The treaty provides coverage in two layers: $3.0 million per risk in excess of $2.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. The first layer is subject to a $6.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

Casualty and Professional Liability Excess of Loss—Effective May 1, 2013, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for $2.0 million per occurrence in excess of $1.0 million per occurrence for general liability and auto liability. The professional liability section provides coverage of $4.0 million per policy/occurrence in excess of $1.0 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. The casualty and professional liability treaty that expired April 30, 2013 provided identical coverage.

Casualty Clash Excess of Loss—Effective May 1, 2013, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. The casualty clash treaty that expired April 30, 2013 provided identical coverage.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2013.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2013. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2013.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$112.7	52.9%	$7.2	38.5%
Westport Insurance Corp.	A+	30.5	14.3	—	—
Transatlantic Reinsurance	A	10.6	5.0	4.0	21.4
Swiss Reinsurance America Corp.	A+	10.0	4.7	0.2	1.1
General Reinsurance Corp.	A++	9.7	4.6	0.1	0.5
Hartford Fire Insurance Co.	A	6.7	3.1	—	—
Clearwater Insurance Company	NR	3.7	1.7	—	—
Scor Holding (Switzerland)	A	2.1	1.0	—	—
XL Reinsurance America, Inc.	A	1.4	0.7	—	—
Partner Reinsurance Co. of US	A+	1.4	0.7	—	—

Subtotal		188.8	88.7	11.5	61.5
All other reinsurers		24.1	11.3	7.2	38.5

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		212.9	100.0%	$18.7	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(15.0)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		197.9
Collateral held in trust from reinsurers		(9.4)

Net receivables		$188.5

At December 31, 2013, the Company carried reinsurance receivables, net of collateral held in trust, of $188.5 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $6.0 million at December 31, 2013. The allowance for uncollectible reinsurance receivables was $9.0 million at December 31, 2013.

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

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent. The Company’s claims management staff supervises or processes all claims. The Company has a formal claims review process, and all claims greater than $100,000, gross of reinsurance, are reviewed by senior claims management and certain senior executives. Large loss trends and analysis are reviewed by a Large Loss committee.

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

As of December 31, 2013, the Company has $164.6 million of direct outstanding loss and loss adjustment expense case reserves at its Insurance Operations. Claims relating to approximately 85% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 4% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis. The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year. Approximately 11% of its reserves are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff. The Company’s independent external actuaries also perform a full, detailed review of the Reinsurance Operations’ reserves annually. In 2013, the independent external actuaries also performed a detailed review of the Reinsurance Operations’ loss reserves at June 30, 2013. The results of the detailed reserve reviews by internal and external actuaries were summarized and discussed with the Company’s senior management to determine the best estimate of reserves.

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

The loss and loss expense development table that follows shows changes in the Company’s reserves in subsequent years from the prior loss and loss expense estimates based on experience as of the end of each succeeding year and in conformity with United States of America generally accepted accounting principles (“GAAP”). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

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

In 2005, $235.2 million of loss reserves were acquired as a result of the merger with Penn-America Group, Inc. that took place on January 24, 2005. As such, there is no loss reserves in the loss development table related to the Penn-America insurance companies for any years prior to 2005.

This loss development table shows development in Global Indemnity’s loss and loss expense reserves on a net basis:

(Dollars in thousands)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Balance sheet reserves:	$314,023	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975
Cumulative paid as of:
One year later	$76,048	$85,960	$154,069	$169,899	$190,723	$215,903	$189,358	$160,204	155,888	134,065
Two years later	136,133	139,822	268,827	300,041	360,336	366,647	299,720	261,569	260,667
Three years later	171,659	180,801	355,987	413,055	470,313	454,284	375,066	330,522
Four years later	197,596	209,938	414,068	478,408	532,753	510,177	419,717
Five years later	214,376	237,636	440,206	506,915	561,536	541,313
Six years later	235,022	251,350	454,982	525,173	581,265
Seven years later	244,389	261,773	467,669	534,801
Eight years later	253,267	271,688	471,472
Nine years later	261,842	273,618
Ten years later	263,231
Re-estimated liability as of:
End of year	$314,023	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975
One year later	313,213	343,332	632,327	716,361	832,733	827,439	671,399	643,569	690,004	619,887
Two years later	315,230	326,031	629,859	732,056	812,732	768,623	640,750	642,478	679,689
Three years later	298,989	323,696	635,504	707,525	765,435	730,079	636,051	640,581
Four years later	301,660	332,302	622,122	672,712	737,614	719,486	631,101
Five years later	308,776	323,547	608,050	658,429	731,468	715,067
Six years later	303,146	316,195	598,384	651,850	729,228
Seven years later	298,566	312,860	591,562	654,983
Eight years later	297,544	307,822	596,405
Nine years later	293,598	313,731
Ten years later	299,866
Cumulative redundancy/(deficiency)	$14,157	$30,883	$42,886	$80,359	$71,657	$120,772	$94,196	$(1,675)	$5,189	$9,671	$—
Gross Liability—end of year	2,059,760	1,876,510	1,914,224	1,702,010	1,503,238	1,506,430	1,257,741	1,059,756	971,377	879,113	779,466
Less: Reinsurance recoverable	1,745,737	1,531,896	1,274,933	966,668	702,353	670,591	532,444	420,850	286,499	249,555	192,491

Net liability-end of year	314,023	344,614	639,291	735,342	800,885	835,839	725,297	638,906	684,878	629,558	586,975

Gross re-estimated liability	1,427,086	1,174,681	1,280,875	1,066,945	1,197,094	1,135,308	948,091	897,494	910,241	839,383	779,466
Less: Re-estimated recoverable at December 31, 2013	1,127,219	860,950	684,471	411,962	467,866	420,241	316,989	256,913	230,551	219,496	192,491

Net re-estimated liability at December 31, 2013	$299,867	$313,731	$596,404	$654,983	$729,228	$715,067	$631,102	$640,581	$679,690	$619,887	$586,975

Gross cumulative redundancy/ (deficiency)	$632,674	$701,829	$633,349	$635,065	$306,144	$371,122	$309,650	$162,262	$61,136	$39,730	$—

See Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management regularly evaluates and adjusts its reserves to its best point estimate for asbestos and environmental (“A&E”) exposures.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2013, the Company has $11.1 million of net loss reserves for asbestos-related claims and $12.0 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company. One such event is the confirmation of a Plan involving an asbestos trust established under the bankruptcy code and funded in part by settlement proceeds. On February 24, 2014, the United States Bankruptcy Court for the Northern District of California (District Court) issued a Memorandum Re Confirmation of a Revised Plan following a remand from the Ninth Circuit Court of Appeals. The confirmation of the Revised Plan includes an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, among other things, non-settling insurers from asserting claims against one of the Company’s insurance companies and asbestos related claims by third parties against one of the Company’s insurance companies that are related to the named insured. The most recent ruling may be subject to an appeal by the non-settling insurer group. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross and net basis for the Company’s open A&E claims.

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors and has a Chief Investment Officer on staff to oversee its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds and loans as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under the Company’s investment policy is 30% of the Company’s GAAP equity, or $262.0 million at December 31, 2013. As of December 31, 2013, the Company had $1,568.1 million of investments and cash and cash equivalent assets, including $257.6 million of equity and limited partnership investments and $53.9 million in floating rate corporate loans, plus a $0.7 million receivable for securities sold.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2013, 2012, and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$105,492	6.7%	$104,460	6.8%	$175,860	10.7%

U.S. treasury and agency obligations	81,674	5.2	108,744	7.1	131,289	8.0
Obligations of states and political subdivisions	180,936	11.5	201,077	13.1	206,133	12.5
Mortgage-backed securities (1)	229,910	14.8	255,942	16.7	268,990	16.3
Commercial mortgage-backed securities	53,975	3.4	8,117	0.5	29,969	1.8
Asset-backed securities	168,436	10.7	113,351	7.4	95,964	5.8
Corporate bonds and loans	435,392	27.9	486,171	31.7	521,201	31.7
Foreign corporate bonds	54,041	3.4	55,920	3.7	43,339	2.6

Total fixed maturities	1,204,364	76.9	1,229,322	80.2	1,296,885	78.7
Equity securities	254,070	16.2	197,075	12.8	168,361	10.2
Other investments	3,489	0.2	3,132	0.2	6,617	0.4

Total investments and cash and cash equivalents (2)	$1,567,415	100.0%	$1,533,989	100.0%	$1,647,723	100.0%

(1)	Includes collateralized mortgage obligations of $63,322, $59,026, and $20,921 for 2013, 2012, and 2011, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of $723, ($2,634) and $1,484 for 2013, 2012 and 2011, respectively.

Although the Company generally intends to hold fixed maturities to recovery and/or maturity, the Company regularly re-evaluates its position based upon market conditions. As of December 31, 2013, the Company’s fixed maturities, excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 3.6 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 1.6 years. The Company’s financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2013 of $16.7 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Average fixed maturities at book value	$1,187,390	$1,222,814	$1,326,094
Gross income on fixed maturities (1)	35,669	41,969	54,153
Book yield	3.00%	3.43%	4.08%
Fixed maturities at book value	$1,187,685	$1,187,094	$1,258,533
Unrealized gain	16,679	42,228	38,352

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $229.9 million of mortgage-backed securities, $166.6 million is invested in U.S. agency paper and $63.3 million is invested in collateralized mortgage obligations, of which $58.3 million, or 92.1%, are rated AA+ or better. In addition, the Company holds $168.4 million in asset-backed securities, of which 79.4% are rated AAA. The weighted average credit enhancement for the Company’s asset-backed securities is 26.4. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 94.8% of the Company’s fixed income securities are investment grade securities. 57.4% of the Company’s fixed maturities are rated AA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$199,515	16.6%	$129,852	10.6%
AA	491,166	40.8	535,454	43.5
A	268,598	22.3	273,168	22.2
BBB	182,271	15.1	155,024	12.6
BB	10,665	0.9	37,194	3.0
B	33,978	2.8	81,138	6.6
CCC	10,696	0.9	11,749	1.0
CC	354	0.0	65	0.0
Not rated	7,121	0.6	5,678	0.5

Total fixed maturities	$1,204,364	100.0%	$1,229,322	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$120,974	10.0%	$87,816	7.1%
Due in one year through five years	529,604	44.0	565,413	46.0
Due in five years through ten years	75,424	6.2	152,588	12.4
Due in ten years through fifteen years	3,147	0.3	10,993	0.9
Due after fifteen years	22,894	1.9	35,102	2.9

Securities with fixed maturities	752,043	62.4	851,912	69.3
Mortgaged-backed securities	229,910	19.1	255,942	20.8
Commercial mortgage-backed securities	53,975	4.5	8,117	0.7
Asset-backed securities	168,436	14.0	113,351	9.2

Total fixed maturities	$1,204,364	100.0%	$1,229,322	100.0%

The expected weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 2.5 years.

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

The Company’s investments in corporate loans were valued at $53.9 million at December 31, 2013. Corporate loans, sometimes referred to as leveraged loans, are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets periodically, typically at intervals between one month and one year. As a result of the floating rate feature, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade. To mitigate this risk, the Company’s investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of the Company’s risk control, its investment managers seek to maintain appropriate portfolio diversification by limiting issuer and industry exposure. The Company exited this asset class in the first quarter of 2014.

As of December 31, 2013, the Company has aggregate equity securities of $254.1 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership has acquired control of a business as a lead or organizing investor, which was valued at $3.5 million at December 31, 2013, and another limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2013. There is no readily available independent market price for these limited liability partnership investments. The limited partnerships have invested primarily in publicly traded companies, however not all of the investments are publicly traded, nor does the Company have access to daily valuations, therefore the estimated fair value of these limited partnerships is measured utilizing the net asset value as a practical expedient for each limited partnership. The Company receives annual audited financial statements from each of the partnership investments it owns.

Realized gains, including other than temporary impairments, for the years ended December 31, 2013, 2012, and 2011 were $27.4 million, $6.8 million, and $21.5 million, respectively.

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

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The Company’s Insurance Operations, which consist of its United States based insurance companies, and Wind River Reinsurance are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories.

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

Regulation

General

The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, Global Indemnity is not subject to any insurance regulation in the Republic of Ireland. However, Global Indemnity is subject to various Irish laws and regulations, including, but not limited to, laws and regulations governing interested directors, mergers and acquisitions, takeovers, shareholder lawsuits, and indemnification of directors.

U.S. Regulation

The Company has six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; United National Specialty Insurance Company, which is domiciled in Wisconsin; and Penn-Patriot Insurance Company, which is domiciled in Virginia.

As the indirect parent of the U.S. insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Wisconsin, and Virginia. These laws generally require each of the U.S. insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries for the period ended December 31, 2007. Their final reports were issued in 2009, and there were no materially adverse findings. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia are currently conducting financial examinations of the Company’s U.S. insurance subsidiaries for the period ended December 31, 2012. Their final reports are expected to be issued in 2014.

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

Our U.S. insurance subsidiaries have acceptable results for the IRIS ratios with the exception of investment yields and changes to policyholders surplus which were outside of the standard industry ranges primarily as a result of recording the declared extraordinary dividend in 2013. For further discussion on the extraordinary dividend declared in 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II of this report.

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

Based on the standards currently adopted, the U.S. insurance companies reported in their 2013 statutory filings that their capital and surplus are above the prescribed company action level risk-based capital requirements.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared by Global Indemnity’s U.S. insurance companies in 2013 and dividend limitations for 2014.

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

Operations of Wind River Reinsurance

The insurance laws of the United States regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. Wind River Reinsurance is not admitted to do business in the United States. The Company does not intend for Wind River Reinsurance to maintain offices or solicit, advertise, settle claims or conduct other insurance and reinsurance underwriting activities in any jurisdiction in the United States where the conduct of such activities would require that Wind River Reinsurance be admitted or authorized.

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

Certain significant aspects of the Bermuda insurance regulatory framework are set forth as follows:

Principal Representative and Principal Office

A Bermuda insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Wind River Reinsurance’s principal office is its executive offices in Hamilton, Bermuda, and its principal representative is its external management firm.

It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.

Where there has been a significant loss which is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement (in respect of its general business, as described below under the Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”) section), the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the loss.

Furthermore, where a notification has been made to the BMA regarding a material change to an insurer’s business or structure (including a merger or amalgamation), the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect to those statements.

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

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose. These measures are an integral part of the BMA’s ongoing Solvency II equivalence program for Class 3B insurance companies. For 2013, Wind River Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

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

Taxation of Global Indemnity and Subsidiaries

Ireland

Global Indemnity is a public limited company incorporated under the laws of Ireland. The Company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. The capital gains tax rate is 33.0%. Currently, Global Indemnity has only non-trading income, so it is subject to corporate income tax of 25.0%.

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

Luxembourg

U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., Wind River (Luxembourg) S.à.r.l., and Global Indemnity (Luxembourg) S.à.r.l. (the “Luxembourg Companies”) are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 29.22% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the IRS will not contend successfully that Global Indemnity or Wind River Reinsurance is or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Wind River Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. All of the Company’s other non-U.S. entities are considered disregarded entities for federal income tax purposes. The highest marginal federal income tax rates as of 2014 are 39.6% for a corporation’s effectively connected income and 30% for the branch profits tax.

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

The risks and uncertainties described below are those the Company believes to be material, but they are not the only risks the Company faces. If any of the following risks, or other risks and uncertainties that the Company has not yet identified or that it currently considers not to be material, actually occur, the Company’s business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

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

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2013 and 2012.

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

The Company is also subject to credit risk due to non-payment of principal or interest. Several classes of securities that the Company holds have default risk. As interest rates rise for companies that are deemed to be less creditworthy, there is a greater risk that they will be unable to pay contractual interest or principal on their debt obligations.

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

The Company also has an equity portfolio. The performance of the Company’s equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of its fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio. Individual equity securities have unsystemic risk. The Company could experience market declines on these investments. The Company also has systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, the Company anticipates that the value of its portfolio would be negatively affected.

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

The Company has investments in limited partnerships which are not liquid. The Company does not have the contractual option to redeem its limited partnership interests but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner. The Company’s returns could be negatively affected if the market value of the partnership declines. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 6 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2013 and 2012.

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

As of December 31, 2013, $100 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon LIBOR. If LIBOR rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facility. This could have a negative effect on the Company’s cash flow and financial condition.

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

The Company markets and distributes its insurance products through a group of approximately 110 professional general agencies that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by any one of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

The Company’s general agencies typically pay the insurance premiums on business they have bound to the Company on a monthly basis. This accumulation of balances due to the Company exposes it to credit risk.

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

Brokers, insurance companies and reinsurance companies typically pay premiums on reinsurance treaties written with the Company on a quarterly basis. This accumulation of balances due to the Company exposes it to credit risk.

Assumed premiums on reinsurance treaties generally flow from the ceding companies to the Company on a quarterly basis. In some instances, the reinsurance treaties allow for funds to be withheld for longer periods as specified in the treaties. Consequently, the Company assumes a degree of credit risk on the aggregate amount of these balances that have been collected by the reinsured but have yet to reach the Company.

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

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to Global Indemnity. See “Regulation—U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2014.

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

The Company does not currently have authorization from the Board of Directors to repurchase A ordinary shares. However, the Company may be authorized to purchase A ordinary shares by the Board of Directors in the future and future repurchases of the Company’s shares exposes it to risks including:

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

In addition, the Company has agreed to pay Fox Paine & Company an annual management fee of $1.9 million, adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI”, in exchange for management services. The Company has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the termination of Fox Paine & Company’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates. The Company has also agreed to pay Fox Paine & Company a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates in exchange for advisory services to be provided by Fox Paine & Company in connection therewith. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with the Company or its subsidiaries. Fox Paine & Company is not obligated to advise the Company of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with the Company or its subsidiaries.

The Company’s controlling shareholder has the contractual right to nominate a certain number of the members of the Board of Directors and also otherwise controls the election of Directors due to its ownership.

While Fox Paine & Company has the right under the terms of the memorandum and articles of association to nominate a certain number of directors of the Board of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate 25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. The Company’s Board of Directors currently consists of seven directors, all of which, other than Ms. Cynthia Y. Valko, were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

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

During 2013, 2012, and 2011, Fox Paine & Company provided certain management services to the Company. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and the Company is unable to perform those services ourselves or is unable to secure replacement services, the Company’s business could be adversely affected.

Adverse consequences of the U.S. and global economic and financial industry downturns could harm the Company’s business, its liquidity and financial condition, and its stock price.

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

A future transfer of ordinary shares, other than one effected by means of the transfer of book entry interests in Depository Trust Company (“DTC”), may be subject to Irish stamp duty.

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

	High	Low
Fiscal Year Ended December 31, 2013:
First Quarter	$23.89	$20.06
Second Quarter	24.30	20.06
Third Quarter	27.57	23.26
Fourth Quarter	27.38	23.57
Fiscal Year Ended December 31, 2012:
First Quarter	$21.50	$17.36
Second Quarter	21.81	17.22
Third Quarter	22.61	18.62
Fourth Quarter	22.58	20.91

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of March 7, 2014, there were 11 owners of the Company’s B ordinary shares, all of whom are affiliates of Fox Paine & Company, LLC. The number of holders of record, including individual owners of the Company’s A ordinary shares, was 1,256 as of March 7, 2014. This is not the actual number of beneficial owners of the Company’s A ordinary shares as shares are held in “street name” by brokers and others on behalf of individual owners.

See Note 17 to the consolidated financial statements in Item 8 of Part II of this report for information regarding securities authorized under the Company’s equity compensation plans.

Performance of the Company’s A Ordinary Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s A ordinary shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index, which the Company believes are the most comparative indexes.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Global Indemnity plc	$100.0	$61.8	$79.8	$77.4	$86.4	$98.8
NASDAQ Insurance Index	100.0	100.6	115.2	118.8	134.8	173.6
NASDAQ Composite Index	100.0	143.9	168.2	165.2	191.5	264.8

Note:	The Company completed a Rights Offering on May 5, 2009, which increased the Company’s total outstanding A ordinary shares by 17.2 million shares.

Note:	The Company completed a re-domestication transaction on July 2, 2010, which resulted in shares of “INDM” being exchanged for shares of “GBLI” on a one-for-two basis. Share prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange.

Recent Sales of Unregistered Securities

None.

Purchases of the Company’s A Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2013, the Company purchased an aggregate 2,370 of surrendered A ordinary shares from employees for $0.1 million. All shares purchased from employees are held as treasury stock and recorded at cost.

See Note 14 to the consolidated financial statements in Item 8 of Part II of this report for tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2013 or 2012. Payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

The Company is a holding company and has no direct operations. The Company’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends. Wind River Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

In December, 2013, each of the U.S. insurance subsidiaries declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by their respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate of $200 million to Global Indemnity Group, Inc. See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for dividend limitations for 2014.

For 2014, the Company believes that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, the Company anticipates using dividends from Wind River Reinsurance to fund obligations of Global Indemnity. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2013 statutory financial statements that will be filed in 2014, Wind River Reinsurance could pay a dividend of up to $236.0 million without requesting BMA approval. Wind River Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2013, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There were no Luxembourg dividends paid in 2013. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

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

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Gross premiums written	$290,723	$244,053	$307,903	$345,763	$340,999
Net premiums written	271,984	219,547	280,570	296,504	290,995
Net premiums earned	248,722	238,862	297,854	286,774	301,674
Net realized investment gains	27,412	6,755	21,473	26,437	15,862
Total revenues	319,134	293,016	385,020	370,127	388,115
Net income (loss) (4)	61,690	34,757	(38,338)	84,871	74,662
Per share data: (1) (2) (3) (4)
Net income (loss) available to common shareholders	$61,690	$34,757	$(38,338)	$84,871	$74,662
Basic	2.46	1.30	(1.27)	2.81	2.89
Diluted	2.45	1.30	(1.27)	2.80	2.88
Weighted-average number of shares outstanding
Basic	25,072,712	26,722,772	30,246,095	30,237,787	25,856,049
Diluted	25,174,015	26,748,833	30,246,095	30,274,259	25,881,382

(1)	In 2011, “Diluted” shares were the same as “Basic” shares since there was a net loss for that year.
(2)	In May 2009, the Company issued 17.2 million A ordinary shares and 11.4 million B ordinary shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the ordinary shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, any share counts prior to May, 2009 have been restated.
(3)	Shares outstanding and per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.
(4)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced net income by $1.6 million, or $0.06 per diluted share.

	2013	2012	2011	2010	2009
Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)
Loss ratio (2) (3)	53.5	64.3	93.5	45.4	56.2
Expense ratio	42.5	39.9	40.8	41.2	40.1

Combined ratio (2) (3)	96.0	104.2	134.3	86.6	96.3

Net / gross premiums written	93.6	90.0	91.1	85.8	85.3

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,567,415	$1,533,989	$1,647,723	$1,717,186	$1,731,314
Reinsurance receivables, net of allowance	197,887	241,827	287,986	422,844	543,351
Total assets	1,911,779	1,903,703	2,072,916	2,290,728	2,441,913
Margin borrowing facility	100,000	—	—	—	—
Senior notes payable	—	54,000	72,000	90,000	90,000
Junior subordinated debentures	—	30,929	30,929	30,929	30,929
Unpaid losses and loss adjustment expenses	779,466	879,114	971,377	1,052,743	1,257,741
Total shareholders’ equity	873,280	806,618	839,063	924,769	828,108

(1)	The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both the Company’s Insurance Operations and Reinsurance Operations.
(2)	A summary of prior accident year adjustments is summarized as follows:
•	2013 loss and combined ratios reflect a $7.9 million reduction of net losses and loss adjustment expenses
•	2012 loss and combined ratios reflect a $4.4 million increase of net losses and loss adjustment expenses
•	2011 loss and combined ratios reflect a $3.4 million increase of net losses and loss adjustment expenses
•	2010 loss and combined ratios reflect a $54.1 million reduction of net losses and loss adjustment expenses
•	2009 loss and combined ratios reflect a $9.1 million reduction of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	The Company’s loss and combined ratios for 2013, 2012, 2011, 2010, and 2009 include $10.0 million, $14.2 million, $20.6 million, $2.8 million, and $5.8 million, respectively, of catastrophic losses from the Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On September 30, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust I junior subordinated notes. The payment of $10.4 million consisted of principal of $10.3 million and interest of $0.1 million. This payment was funded by borrowing $10.0 million pursuant to a margin borrowing facility. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the terms of the margin borrowing facility.

On October 29, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust II junior subordinated notes. The payment of $20.8 million consisted of principal of $20.6 million and interest of $0.2 million. This payment was funded by borrowing $20.2 million pursuant to the Company’s margin borrowing facility. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the terms of the margin borrowing facility.

On October 31, 2013, the Company entered into an Amendment and Restatement of the Management Agreement with Fox Paine & Company, LLC (the “Amended and Restated Agreement”). See Note 15 of the notes to the consolidated financial statements in Item 8 of Part II and Exhibit 10.6 in Item 15 of Part IV of this report for details on the Amended and Restated Agreement.

In December, 2013, the Company entered into two interest rate swap agreements as a fixed rate payor to mitigate interest rate risk. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the interest rate swap agreements.

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pre-tax gain of $5.2 million. The financial results for 2013, 2012, and 2011 include the financial results for United National Casualty Insurance Company. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction will not have a significant impact on the Company’s ongoing business operations.

In December, 2013, each of the U.S. insurance subsidiaries declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by their respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate of $200 million to Global Indemnity Group, Inc.

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

Currently, the Company’s Reinsurance Operations segment, which consists solely of the operations of Wind River Reinsurance, provides reinsurance solutions through brokers and on a direct basis. In prior years, the Company provided reinsurance solutions through program managers and primary writers, including regional insurance companies. Wind River Reinsurance is a Bermuda based treaty reinsurer for specialty property and casualty insurance and reinsurance companies. Wind River Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds. Given the current pricing environment, Wind River Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as a niche reinsurance solution provider.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as of prevailing market prices.

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records losses and loss adjustment expenses based on an actuarial analysis of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees, and salaries and benefits for company personnel whose services relate to the support of corporate activities. Interest expense is primarily comprised of amounts due on outstanding debt.

Critical Accounting Estimates and Policies

The Company’s consolidated financial statements are prepared in conformity with GAAP, which require it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 5 of the notes to consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General—Business Segments—Insurance Operations” in Item 1 of Part I of this report. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff. The Company’s independent external actuaries also perform a full, detailed review of the Reinsurance Operations’ reserves annually. In 2013, the independent external actuaries also performed a detailed review of the Reinsurance Operations’ loss reserves at June 30, 2013.

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

In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company. One such event is the confirmation of a Plan involving an asbestos trust established under the bankruptcy code and funded in part by settlement proceeds. On February 24, 2014, the United States Bankruptcy Court for the Northern District of California (District Court) issued a Memorandum Re Confirmation of a Revised Plan following a remand from the Ninth Circuit Court of Appeals. The confirmation of the Revised Plan includes an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, among other things, non-settling insurers from asserting claims against one of the Company’s insurance companies and asbestos related claims by third parties against one of the Company’s insurance companies that are related to the named insured. The most recent ruling may be subject to an appeal by the non-settling insurer group. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

In addition, the Company has exposure to other asbestos related matters. In 2013, three claims were reported on an excess policy that was written in 1985. Management will continue to monitor the developments of the litigation noted above as well as the new claims that have been reported to determine if any additional financial exposure is present.

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

Management’s best estimate at December 31, 2013 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $779.5 million and $587.0 million, respectively, as of December 31, 2013. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2013 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$206,141	$472,239	$678,380
Reinsurance Operations	38,048	63,038	101,086

Total	$244,189	$535,277	$779,466

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$138,483	$348,169	$486,652
Reinsurance Operations	38,047	62,276	100,323

Total	$176,530	410,445	586,975

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $140.9 million for claims occurring during the year ended December 31, 2013:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(20,431)	$(13,738)	$(7,045)	$(352)	$6,340
	-3%	(17,894)	(11,061)	(4,227)	2,607	9,440
	-2%	(16,626)	(9,722)	(2,818)	4,086	10,990
	-1%	(15,358)	(8,384)	(1,409)	5,566	12,540
	0%	(14,090)	(7,045)	—	7,045	14,090
	1%	(12,822)	(5,706)	1,409	8,524	15,640
	2%	(11,554)	(4,368)	2,818	10,004	17,190
	3%	(10,286)	(3,029)	4,227	11,483	18,740
	5%	(7,749)	(352)	7,045	14,442	21,840

The Company’s net reserves for losses and loss expenses of $587.0 million as of December 31, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2013 and 2012. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2013, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2013 and 2012, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2013, 2012, and 2011, please see Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed in 2013, there was no impairment of goodwill as of December 31, 2013.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed in 2013, there were no impairments of indefinite lived intangible assets as of December 31, 2013.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2013, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2013 and 2012. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company applies a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s tax uncertainties.

Business Segments

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd.

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Years Ended December 31,
	2013 (6)	2012	2011
Insurance Operations premiums written:
Gross premiums written	$232,373	$201,790	$229,148
Ceded premiums written	18,668	23,958	26,831

Net premiums written	$213,705	$177,832	$202,317

Reinsurance Operations premiums written:
Gross premiums written	$58,350	$42,263	$78,755
Ceded premiums written	71	548	502

Net premiums written	$58,279	$41,715	$78,253

Revenues: (1)
Insurance Operations	$202,097	$179,721	$228,687
Reinsurance Operations	52,416	58,983	81,748

Total revenues	$254,513	$238,704	$310,435

Expenses: (2)
Insurance Operations (3)	$204,197	$198,425	$283,033
Reinsurance Operations (5)	34,445	50,606	117,142

Net expenses	$238,642	$249,031	$400,175

Income (loss) from segments:
Insurance Operations	$(2,100)	$(18,704)	$(54,346)
Reinsurance Operations (5)	17,971	8,377	(35,394)

Total income (loss) from segments	$15,871	$(10,327)	$(89,740)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	59.5	66.1	86.9
Expense ratio	44.5	44.6	43.7

Combined ratio	104.0	110.7	130.6

Reinsurance Operations
Loss ratio	30.8	58.8	111.1
Expense ratio	34.9	25.9	33.0

Combined ratio	65.7	84.7	144.1

Consolidated
Loss ratio	53.5	64.3	93.5
Expense ratio	42.5	39.9	40.8

Combined ratio	96.0	104.2	134.3

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $1,026, $936, and $1,125 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2013, 2012, and 2011, respectively.
(4)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.
(5)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced Reinsurance Operations segment income by $1.6 million.
(6)	On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company. Financial results for 2013 include United National Casualty Insurance Company. This was an asset sale which will not have a significant impact on the Company’s ongoing business operations.

Results of Operations

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Gross premiums written	$232,373	$201,790	$30,583	15.2%

Net premiums written	$213,705	$177,832	$35,873	20.2%

Net premiums earned	$196,302	$179,153	$17,149	9.6%
Other income	5,795	568	5,227	920.2%

Total revenues	$202,097	$179,721	$22,376	12.5%
Losses and expenses:
Net losses and loss adjustment expenses	116,837	118,515	(1,678)	(1.4%)
Acquisition costs and other underwriting expenses (1)	87,360	79,910	7,450	9.3%

Loss from segment	$(2,100)	$(18,704)	$16,604	(88.8%)

Underwriting Ratios:
Loss ratio:
Current accident year (“CAY”)	63.4	68.5	(5.1)
Prior accident year (“PAY”)	(3.9)	(2.4)	(1.5)

Calendar year	59.5	66.1	(6.6)
Expense ratio	44.5	44.6	(0.1)

Combined ratio	104.0	110.7	(6.7)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (9)	107.9	113.1
Effect of prior accident year	(3.9)	(2.4)

Combined ratio	104.0	110.7

Combined ratio excluding the effect of prior accident year and premium deficiency (3) (10)	107.3	115.3
Effect of prior accident year	(3.9)	(2.4)
Effect of premium deficiency	0.6	(2.2)

Combined ratio	104.0	110.7

Loss ratio excluding the effect of prior accident year (9) (12)	63.4	68.5
Effect of prior accident year	(3.9)	(2.4)

Loss ratio	59.5	66.1

Loss ratio excluding the effect of prior accident year and premium deficiency (4) (10)	63.4	70.4
Effect of prior accident year	(3.9)	(2.4)
Effect of premium deficiency	—	(1.9)

Loss ratio	59.5	66.1

Property loss ratio excluding the effect of prior accident year (9) (13)	50.4	65.0
Effect of prior accident year	(8.0)	1.0

Property loss ratio	42.4	66.0

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Casualty loss ratio excluding the effect of prior accident year (9) (14)	81.5	72.5
Effect of prior accident year casualty loss	1.9	(6.2)

Casualty loss ratio	83.4	66.3

Casualty loss ratio excluding the effect of prior accident year and premium deficiency (10) (15)	81.5	76.5
Effect of prior accident year casualty loss	1.9	(6.2)
Effect of premium deficiency	—	(4.0)

Casualty loss ratio	83.4	66.3

Expense ratio excluding the effect of premium deficiency (6) (11)	43.9	44.9
Effect of premium deficiency	0.6	(0.3)

Expense ratio	44.5	44.6

Net losses and loss adjustment expenses excluding the effects of prior accident year and premium deficiency (7) (10)	124,470	126,126
Effect of prior accident year	(7,633)	(4,212)
Effect of premium deficiency	—	(3,399)

Net losses and loss adjustment expenses	116,837	118,515

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (8) (11)	86,164	80,416
Effect of premium deficiency	1,196	(506)

Acquisition cost and other underwriting expenses	87,360	79,910

(1)	Includes excise tax of $1,026 and $936 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2013 and 2012, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the combined ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the expense ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(8)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses
(9)	The Company believes that this non-GAAP ratio is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(10)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments and premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company

(11)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(12)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(13)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(14)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(15)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the casualty loss ratio.

Management’s discussion and analysis of financial condition and results of operation references various non-GAAP measures related to combined ratio, loss ratio, expense ratio, net losses and loss adjustment expenses, and acquisition cost and other underwriting expenses throughout the discussion and should be read in conjunction with the reconciliation of non-GAAP measures listed above.

Premiums

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $232.4 million for 2013, compared with $201.8 million for 2012, an increase of $30.6 million or 15.2%. The increase was primarily driven by growth in the Company’s small business binding authority of $19.7 million, as well as growth in the property brokerage, programs and other lines. Growth was driven by new business, pricing increases, and increased agent relationships as well as a new product offering in property brokerage.

Net premiums written, which equals gross premiums written less ceded premiums written, was $213.7 million for 2013, compared with $177.8 million for 2012, an increase of $35.9 million or 20.2%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of an increase in retention in property excess of loss and property catastrophe. The ratio of net premiums written to gross premiums written was 92.0% for 2013 and 88.1% for 2012.

Net premiums earned were $196.3 million for 2013, compared with $179.2 million for 2012, an increase of $17.1 million or 9.6%. Property net premiums earned for 2013 and 2012 were $114.1 million and $94.8 million, respectively. Casualty net premiums earned for 2013 and 2012 were $82.2 million and $84.3 million, respectively.

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$110,412	$103,726	$95,070	$90,741	$84,892	$80,014
Property Brokerage	40,313	34,469	30,294	35,124	24,379	23,172
Programs	60,347	55,524	53,094	56,872	52,055	49,028
Other	21,301	19,986	17,844	19,053	16,506	26,939

Total	$232,373	$213,705	$196,302	$201,790	$177,832	$179,153

Other Income

Other income was $5.8 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. In 2013, other income is primarily comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Casualty Insurance Company of $5.2 million and fee income. In 2012, other income is primary comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 59.5% for 2013 compared with 66.1% for 2012. The decrease in the loss ratio was driven by better performance in property lines for the current accident year offset by a higher current accident year loss ratio in casualty lines mainly due to poor performance of the commercial automobile line of business. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 5.1% to 63.4% in 2013 from 68.5% in 2012. Net losses for 2012 were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of the 2011 premium deficiency charges, the current accident year loss ratio was 70.4% for 2012.

•	The current accident year property loss ratio decreased 14.6% from 65.0% in 2012 to 50.4% in 2013.

•

The non-catastrophe loss ratio decreased 8.4% from 50.0% in 2012 to 41.6% in 2013. Non-catastrophe losses were $47.5 million and $47.4 million for the years ended December 31, 2013 and 2012, respectively.

•	The catastrophe loss ratio decreased 6.3% from 15.0% in 2012 to 8.7% in 2013. Catastrophe losses were $10.0 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively.

•

The current accident year casualty loss ratio increased 9.0% from 72.5% in 2012 to 81.5% in 2013. Net losses for 2012 were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of 2011 premium deficiency charges, the casualty loss ratio for 2012 was 76.5%.

The prior accident year loss ratio decreased by 1.5% resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $7.6 million in 2013 compared to a decrease of net losses and loss adjustment expenses for prior accident years of $4.2 million in 2012. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In 2013, the Company reduced its prior accident year loss reserves by $7.6 million, which primarily consisted of the following:

•	Property: A $9.2 million reduction primarily driven by better than expected development from accident years 2010, 2011, and 2012 related primarily to lower than expected non-catastrophe severity.

•

General Liability: A $6.7 million reduction primarily due to better than expected emergence in nearly all accident years between 2003 through 2011 partially offset by an increase to accident years 1998 through 2002 and 2012 due to higher than anticipated loss emergence.

•	Asbestos and Environmental: A $6.8 million increase primarily related to policies written prior to 1990.

•

Professional: A $0.7 million increase primarily driven by $2.2 million increase in aggregate from unexpected loss emergence in accident years 2006 to 2008 and 2010 offset by $1.5 million of favorable emergence from accident years 1998 and 2011.

•	Umbrella: A $1.1 million decrease primarily driven by better than expected loss emergence in accident years 2002 to 2010 offset by increases in 2011 and 2012.

•	Commercial Auto: A $0.9 million increase primarily related to accident year 2011.

•	Marine: A $0.9 million increase primarily related to accident years 2011 and 2012.

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

Excluding prior accident year adjustments and premium deficiency charges which caused 2012 losses to be lower than what they otherwise would have been, the current accident year net losses and loss adjustment expenses were $124.5 million and $126.1 million for 2013 and 2012, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $87.4 million for 2013, compared with $79.9 million for 2012, an increase of $7.5 million or 9.3%. Acquisition costs and other underwriting expenses for 2013 were $1.2 million higher than they otherwise would have been as a result of the premium deficiency charges recorded in 2013 related to the commercial automobile product. Acquisition costs and other underwriting expenses for 2012 were lower than they otherwise would have been as a result of the premium deficiency charges recorded in 2011. Excluding the impact of the 2011 and 2013 premium deficiency charges, the acquisition costs and other underwriting expenses would have been $86.2 million and $80.4 million for 2013 and 2012, respectively. Excluding the premium deficiency charges, the increase is primarily due to the increase in earned premium volume.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 44.5% for 2013, compared with 44.6% for 2012. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. Excluding the impact of the 2011 and 2013 premium deficiency charges, the expense ratio would have been 43.9% and 44.9% for 2013 and 2012, respectively.

The combined ratio for the Company’s Insurance Operations was 104.0% for 2013, compared with 110.7% for 2012. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the current accident year combined ratio decreased from 113.1% in 2012 to 107.9% in 2013. Excluding the impact of the 2011 and 2013 premium deficiency charges, the current accident year combined ratio would have been 107.3% and 115.3% for 2013 and 2012, respectively. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $2.1 million for 2013, compared with a loss of $18.7 million for 2012, an improvement of $16.6 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Gross premiums written (2)	$58,350	$42,263	$16,087	38.1%

Net premiums written (2)	$58,279	$41,715	$16,564	39.7%

Net premiums earned (2)	$52,420	$59,709	$(7,289)	(12.2%)
Other income (loss)	(4)	(726)	722	(99.4%)

Total revenues	$52,416	$58,983	$(6,567)	(11.1%)
Losses and expenses:
Net losses and loss adjustment expenses	16,154	35,113	(18,959)	(54.0%)
Acquisition costs and other underwriting expenses (1)	18,291	15,493	2,798	18.1%

Income from segment (1)	$17,971	$8,377	$9,594	114.5%

Underwriting Ratios:
Loss ratio:
Current accident year	31.3	49.3	(18.0)
Prior accident year (2)	(0.5)	9.5	(10.0)

Calendar year	30.8	58.8	(28.0)
Expense ratio	34.9	25.9	9.0

Combined ratio	65.7	84.7	(19.0)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (3) (9)	66.2	75.2
Effect of prior accident year	(0.5)	9.5

Combined ratio	65.7	84.7

Combined ratio excluding the effect of prior accident year and premium deficiency (4) (10)	66.2	76.5
Effect of prior accident year	(0.5)	9.5
Effect of premium deficiency	—	(1.3)

Combined ratio	65.7	84.7

Loss ratio excluding the effect of prior accident year (5) (9)	31.3	49.3
Effect of prior accident year	(0.5)	9.5

Loss ratio	30.8	58.8

Expense ratio excluding the effect of premium deficiency (6) (11)	34.9	31.0
Effect of premium deficiency	—	(5.1)

Expense ratio	34.9	25.9

Net losses and loss adjustment expenses excluding the effects of prior accident year (7) (9)	16,403	26,456
Effect of prior accident year	(249)	8,657

Net losses and loss adjustment expenses	16,154	35,113

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (8) (11)	18,322	18,498
Effect of premium deficiency	(31)	(3,005)

Acquisition cost and other underwriting expenses	18,291	15,493

(1)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced Reinsurance Operations segment income by $1.6 million.
(2)	Net premiums written and earned for the year to date 2012 includes $6.0 million related to reinsurance treaties written in 2009 and 2010 which were contractually due as a result of losses incurred on these treaties. The impact of these premiums are included in the “Prior accident year” ratios.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the combined ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the expense ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(8)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses
(9)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(10)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments and premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company
(11)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Management’s discussion and analysis of financial condition and results of operation references various non-GAAP measures related to combined ratio, loss ratio, expense ratio, net losses and loss adjustment expenses, and acquisition cost and other underwriting expenses throughout the discussion and should be read in conjunction with the reconciliation of non-GAAP measures listed above.

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $58.4 million for 2013, compared with $42.3 million for 2012, an increase of $16.1 million or 38.1%. The increase was primarily due to several new treaties written during 2013. Wind River treaties written during 2012 and 2013 are predominantly related to property exposure comprised of property catastrophe business.

Net premiums written, which equals gross premiums written less ceded premiums written, was $58.3 million for 2013, compared with $41.7 million for 2012, an increase of $16.6 million or 39.7%. The increase was primarily due to the increase in gross premiums written.

Net premiums earned were $52.4 million for 2013, compared with $59.7 million for 2012, a decrease of $7.3 million or 12.2%. The decrease was primarily due to net earned premiums for 2012 including a premium increase of $6.0 million related to reinsurance treaties written in 2009 and 2010 which were contractually due as a result of losses incurred on these treaties. Property net premiums earned for 2013 and 2012 were $48.8 million and $34.2 million, respectively. Casualty net premiums earned for 2013 and 2012 were $3.6 million and $25.5 million, respectively.

Other Income (Loss)

The Company recognized a loss of less than $0.1 million for 2013 compared with a loss of $0.7 million for 2012. Other income or loss is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 30.8% for 2013 compared with 58.8% for 2012. The decrease is primarily due to having more casualty business in 2012 as compared to 2013. The Company’s casualty business has a higher loss ratio than its property business. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 18.0% from 49.3% for 2012 to 31.3% for 2013. This decrease is primarily due to no major property catastrophes affecting losses in 2013 as well as having more casualty business in 2012 as compared to 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $0.3 million in 2013 which decreased the loss ratio by 0.5%, compared to an increase in net losses and loss adjustment expenses for prior accident years of $8.7 million in 2012 which increased the loss ratio by 9.5%.

In 2013, the Company decreased its prior accident year loss reserves by $0.3 million primarily due to better than anticipated loss emergence on property lines partially offset by adverse development on director and officer, general liability, automobile, and marine.

In 2012, the Company increased its prior accident year loss reserves by $8.7 million, which primarily consisted of the following:

•

Workers’ Compensation: An $8.3 million increase in workers’ compensation lines primarily related to accident years 2009 and 2010 driven by increased frequency and severity. This increase in losses triggered $6.0 million in additional premium during 2012.

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

Net losses and loss adjustment expenses were $16.2 million for 2013, compared with $35.1 million for 2012, a decrease of $19.0 million or 54.0%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses decreased from $26.5 million for 2012 to $16.4 million for 2013. This decrease is primarily attributable to the exiting of unprofitable treaties in previous years offset by increased property writings in 2013.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $18.3 million for 2013, compared with $15.5 million for 2012, an increase of $2.8 million or 18.1%. In 2012, acquisition costs and other underwriting expenses were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of the 2011 premium deficiency charges, acquisition costs and other underwriting expenses were $18.3 million and $18.5 million for 2013 and 2012, respectively. Profit commissions of $5.1 million, which were the result of good performance of the property catastrophe treaties, were included in acquisition costs during 2013.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 34.9% for 2013, compared with 25.9% for 2012. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. Excluding the impact of 2011 premium deficiency charges, the expense ratio would have been 34.9% and 31.0% for 2013 and 2012, respectively. The increase is related to an increase in commissions and contingent commissions due to business mix and good performance of the property catastrophe treaties in 2013.

The combined ratio for the Company’s Reinsurance Operations was 65.7% for 2013, compared with 84.7% for 2012. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 75.2% in 2012 to 66.2% in 2013. Net losses and acquisition costs for 2012 were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of 2011 premium deficiency charges, the current accident year combined ratio was 76.5% for 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $18.0 million in 2013, compared to $8.4 million in 2012, an increase of $9.6 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Year Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Net investment income	$37,209	$47,557	$(10,348)	(21.8%)
Net realized investment gains	27,412	6,755	20,657	305.8%
Corporate and other operating expenses	(11,614)	(9,691)	1,923	19.8%
Interest expense	(6,169)	(5,393)	776	14.4%
Income tax (expense) benefit	(1,019)	5,856	6,875	(117.4%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $37.2 million for 2013, compared with $47.6 million for 2012, a decrease of $10.3 million or 21.8%.

•

Gross investment income, which excludes realized gains and losses, was $41.4 million for 2013, compared with $52.0 million for 2012, a decrease of $10.6 million or 20.4%. The decrease was partly due to gross investment income of $4.8 million generated from distributions from limited partnership investments during 2012. Gross investment income of $0.1 million was generated from distributions from limited partnership investments during 2013. Excluding distributions from limited partnership investments, gross investment income for 2013 decreased $6.0 million or 12.6% compared to 2012. This decrease was primarily due to lower reinvestment yields, a reduction in the Company’s fixed income portfolio related to funding the share repurchase program in 2012, and repayment of debt.

•

Investment expenses were $4.2 million for 2013, compared with $4.5 million for 2012, a decrease of $0.3 million or 6.2%. The decrease is primarily due to a reduction of investments in corporate loans and a reduction in trust fees which is partially offset by an increase in investment management fees related to the Company’s common stock portfolio.

As of December 31, 2013, the Company held agency mortgage-backed securities with a book value of $164.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.9 years as of December 31, 2013, compared with 2.2 years as of December 31, 2012. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, as of December 31, 2013 was 1.7 years compared with 2.0 years as of December 31, 2012. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2013, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.6% compared with 3.1% at December 31, 2012. As of December 31, 2013, the Company’s investment portfolio held $98.7 million in tax-free municipal bonds with an embedded book yield of 3.0% compared with an embedded book yield of 3.2% on $129.4 million in tax-free municipal bonds as of December 31, 2012.

Net Realized Investment Gains

Net realized investment gains were $27.4 million for 2013, compared with $6.8 million for 2012. The net realized investment gains for 2013 consist primarily of net gains of $1.4 million related to the Company’s fixed maturities, $25.8 million related to its equity securities, and $1.4 million related to its interest rate swaps, offset by other than temporary impairment losses of $1.2 million. The net realized investment gains for 2012 consist primarily of net gains of $3.0 million related to the Company’s fixed maturities and $9.2 million related to its equity securities, offset by other than temporary impairment losses of $5.4 million.

See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2013 and 2012.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $11.6 million for 2013, compared with $9.7 million for 2012, an increase of $1.9 million or 19.8%. The increase is primarily due to an increase in travel cost, legal expenses, and consulting fees offset by a reduction in audit fees.

Interest Expense

Interest expense was $6.2 million and $5.4 million for 2013 and 2012, respectively. This increase was primarily due to a make-whole payment of $2.9 million related to the early prepayment of the guaranteed senior notes during the 2013 partially offset by lower interest expense on new margin borrowing facility and repayment of debt in 2013. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Expense (Benefit)

Income tax expense was $1.0 million for 2013, compared with a benefit of $5.9 million for 2012. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Net Income (Loss)

The factors described above resulted in net income of $61.7 million in 2013, compared with net income of $34.8 million in 2012, an increase of $26.9 million.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2012	2011	$	%
Gross premiums written	$201,790	$229,148	$(27,358)	(11.9%)

Net premiums written	$177,832	$202,317	$(24,485)	(12.1%)

Net premiums earned	$179,153	$216,549	$(37,396)	(17.3%)
Other income	568	12,138	(11,570)	(95.3%)

Total revenues	$179,721	$228,687	$(48,966)	(21.4%)
Losses and expenses:
Net losses and loss adjustment expenses	118,515	188,358	(69,843)	(37.1%)
Acquisition costs and other underwriting expenses (1)	79,910	94,675	(14,765)	(15.6%)

Loss from segment	$(18,704)	$(54,346)	$35,642	65.6%

Underwriting Ratios:
Loss ratio:
Current accident year	68.5	91.4	(22.9)
Prior accident year	(2.4)	(4.5)	2.1

Calendar year	66.1	86.9	(20.8)
Expense ratio	44.6	43.7	0.9

Combined ratio	110.7	130.6	(19.9)

(16)	Includes excise tax of $936 and $1,125 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2012 and 2011, respectively.

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

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$90,741	$84,892	$80,014	$87,446	$80,285	$82,071
Property Brokerage	35,124	24,379	23,172	30,957	22,910	20,938
Programs	56,872	52,055	49,028	54,990	50,671	51,061
Other	19,053	16,506	26,939	55,754	48,451	62,479

Total	$201,790	$177,832	$179,153	$229,148	$202,317	$216,549

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

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 66.1% for 2012 compared with 86.9% for 2011. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

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

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 44.6% for 2012, compared with 43.7% for 2011. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Insurance Operations was 110.7% for 2012, compared with 130.6% for 2011. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 135.1% in 2011 to 113.1% in 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

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

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 58.8% for 2012 compared with 111.1% for 2011. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

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

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 25.9% for 2012, compared with 33.0% for 2011. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to changes in mix of business as a result of cancelling several unprofitable treaties in 2011 and 2012, partially offset by an increase in contingent commissions due to the profitability of business in 2012.

The combined ratio for the Company’s Reinsurance Operations was 84.7% for 2012, compared with 144.1% for 2011. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the combined ratio decreased from 128.0% in 2011 to 75.2% in 2012. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its U.S. insurance companies: United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; and its Reinsurance Operations: Wind River Reinsurance.

The principal source of cash that Global Indemnity needs to meet its short term and long term liquidity needs, including the payment of corporate expenses and share repurchases, includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity has no planned capital expenditures that could have a material impact on its short-term or long-term liquidity needs.

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

Under Indiana law, Diamond State Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the 12 consecutive months ending on the date on which the proposed dividend or distribution is scheduled to be made, exceeds the greater of (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Indiana does not permit a domestic insurer to declare or pay a dividend except out of unassigned surplus unless otherwise approved by the commissioner before the dividend is paid.

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

In December, 2013, each of the U.S. insurance companies declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by the respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate dividend of $200 million to Global Indemnity Group, Inc. See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividend limitations for 2014.

Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2013 statutory financial statements that will be filed in 2014, the Company believes Wind River Reinsurance could pay a dividend of up to $236.0 million without requesting BMA approval. Wind River Reinsurance did not declare or pay any dividends during 2013. For 2014, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.

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

The Company’s reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash used for operating activities in 2013, 2012, and 2011 was $4.9 million, $35.0 million and $7.7 million, respectively.

In 2013, the increase in operating cash flows of approximately $30.1 million from the prior year was primarily a net result of the following items:

	2013	2012	Change
Net premiums collected	$250,987	$214,158	$36,829
Net losses paid	(188,690)	(199,732)	11,042
Underwriting and corporate expenses	(111,358)	(99,767)	(11,591)
Net investment income	44,367	55,768	(11,401)
Net federal income taxes recovered (paid)	7,451	(228)	7,679
Interest paid	(7,678)	(5,895)	(1,783)
Other	—	683	(683)

Net cash used for operating activities	$(4,921)	$(35,013)	$(30,334)

In 2012, the decrease in operating cash flows of approximately $27.3 million from the prior year was primarily a net result of the following items

	2012	2011	Change
Net premiums collected	$214,158	$284,297	$(70,139)
Net losses paid	(199,732)	(225,192)	25,460
Underwriting and corporate expenses	(99,767)	(116,975)	17,208
Net investment income	55,768	61,058	(5,290)
Net federal income taxes paid	(228)	(4,895)	4,667
Interest paid	(5,895)	(6,900)	1,005
Other	683	869	(186)

Net cash used for operating activities	$(35,013)	$(7,738)	$(27,275)

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning the Company’s investing and financing activities.

Liquidity

Currently, Global Indemnity believes each company in its Insurance Operations and Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. The holding companies also maintain sufficient liquidity to meet their obligations. At December 31, 2013, the Company had cash and cash equivalents of $105.5 million.

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pre-tax gain of $5.2 million. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction will not have a significant impact on the ongoing business operations.

On September 30, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust I junior subordinated notes. The payment of $10.4 million consisted of principal of $10.3 million and interest of $0.1 million. This payment was funded by borrowing $10.0 million pursuant to a margin borrowing facility. The Company redeemed the entire outstanding principal amount on its UNG Trust II junior subordinated notes on October 29, 2013. The payment of $20.8 million consisted of principal of $20.6 million and interest of $0.2 million. This payment was funded by borrowing $20.2 million pursuant to the Company’s margin borrowing facility. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the terms of the margin borrowing facility.

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

In 2011 and 2012, the Board of Directors authorized the Company to repurchase up to $125.0 million of its A ordinary shares through share repurchase programs. The Company repurchased and retired an aggregate 5,371,419 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $112.2 million or an average of $20.89 per share. The Company did not repurchase any additional A ordinary shares under the share repurchase programs during the year ended December 31, 2013. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2013. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital as of December 31, 2013.

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

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies and Wind River Reinsurance participate in a stop loss agreement that provides protection to the U.S. insurance companies in a loss corridor from 75% to 95% subject to certain restrictions.

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

In 2014, the Company expects that, in the aggregate, the Insurance Operations and Reinsurance Operations will have sufficient liquidity to pay claims. The Company monitors its portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. During 2011, the Company decreased the average duration on its investment portfolio in order to defensively position it during the current low interest rate environment. The fixed income portfolio currently has a duration of 2.19 years.

The Company has access to various capital sources including dividends from insurance subsidiaries, invested assets in its non-U.S. subsidiaries, and access to the debt and equity capital markets. The Company believes it has sufficient liquidity to meet its capital needs. See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared by Global Indemnity’s U.S. insurance companies in 2013 and dividend limitations for 2014.

Capital Resources

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. In May, 2012, United America Indemnity, Ltd. repaid $5.0 million of principal under this loan. At December 31, 2013, there was $1.8 million of accrued interest on the loan. United America Indemnity, Ltd. is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Wind River Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. which bears interest at 5.25%. The proceeds of the line were used to fund purchases of the Company’s A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principal and accrued interest to date. As of December 31, 2013, there was $53.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds promissory notes of $175.0 million and $110.0 million from Global Indemnity Group, Inc. which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. Interest on these notes is paid annually. Other than its investment portfolio, Global Indemnity Group, Inc. has no income producing operations. The ability of Global Indemnity Group, Inc. to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries or using other assets it holds.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of the $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. As of December 31, 2013, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $108.0 million under this arrangement, with accrued interest of $2.2 million, and Global Indemnity (Cayman) Ltd. had $102.5 million outstanding on the line of credit, with accrued interest of $2.2 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Wind River Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%. Interest is payable semi-annually. The proceeds of the loan were used to fund trust accounts in the normal course of business. Effective October 31, 2013, American Insurance Service, Inc. (“AIS”) assigned all of its rights, obligations, duties, and liabilities under the note to Global Indemnity Group, Inc. As of December 31, 2013, there was $25.0 million outstanding on the note payable, with accrued interest of $0.2 million payable to AIS and $0.2 million payable to Global Indemnity Group, Inc.

On July 19, 2013, the Company entered into a margin borrowing facility with a borrowing rate that is currently equal to the one week LIBOR rate plus 65 basis points, which combined is currently less than 1%. This facility is due on demand. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2013, approximately $120.9 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

Contractual Obligations

The Company has commitments in the form of operating leases, a revolving line of credit, and unpaid losses and loss expense obligations. As of December 31, 2013, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
		2014	2015 and 2016	2017 and 2018	Thereafter
(Dollars in thousands)	Total
Operating leases (1)	$11,620	$2,362	$3,810	$3,560	$1,888
Commitments to fund limited partnerships	2,490	2,490	—	—	—
Unpaid losses and loss adjustment expenses obligations (2)	779,466	252,439	276,111	127,982	122,934

Total	$793,576	$257,291	$279,921	$131,542	$124,822

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases, net of expected sub-lease income from abandoned space. As part of its Profit Enhancement Initiative, the Company incurred charges in 2011 and 2010 resulting from future minimum lease commitments related to unused space. Cash payments on leases related to unused space will be paid in future periods and are included in this table.
(2)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements other than the floating rate common securities discussed in the “Capital Resources” section of “Liquidity and Capital Resources.” These floating rate common securities were cancelled in 2013.

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

As of December 31, 2013, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,231,389	$27,025	2.2%
(100)	1,222,887	18,523	1.5%
No change	1,204,364	—	0.0%
100	1,178,906	(25,458)	(2.1%)
200	1,154,146	(50,218)	(4.2%)

The Company’s interest rate swaps are also exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these financial instruments. As interest rates decline, the market value of the Company’s interest rate swaps fall, and the converse is also true. Since the Company has designated the interest rate swaps as non-hedge instruments, the changes in the fair value is recognized as net realized investment gains in the consolidated statement of operations. Therefore, changes in interest rates will have a direct impact to the Company’s results of operation. In addition, on a daily basis, a margin requirement is calculated. If interest rates decline, the Company is required to pay a margin call equal to the change in the fair market value of the interest rate swap. When interest rates rise, the counterparty is required to pay to the Company a margin call equal to the change in fair market value of the interest rate swap.

As of December 31, 2013, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statement of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value and Impact to Consolidated Statement of Income
Basis Point Change	Market Value
(200)	$(37,500)	$(39,168)
(100)	(16,895)	(18,563)
No change	1,668	—
100	18,398	16,730
200	33,480	31,812

Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income investments as well as corporate loans. With the exception of corporate loans, the Company’s investment policy requires that it invests in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.

The Company’s corporate loan portfolio is subject to default risk since these investments are typically below investment grade. To mitigate this risk, the Company’s investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of the Company’s risk control, its investment managers maintain appropriate portfolio diversification by limiting issuer and industry exposure. This asset class was exited in the first quarter of 2014.

As of December 31, 2013, the Company had approximately $30.2 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2013, approximately $29.5 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.7 million were rated below investment grade. As of December 31, 2012, the Company had approximately $35.2 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2012, approximately $33.3 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $1.9 million were rated below investment grade. There were no impairments recognized on these investments during the year ended December 31, 2013. There was an impairment of $0.03 million recognized on these investments during the year ended December 31, 2012.

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

Equity Price Risk

In 2013, the strategy for the Company’s equity portfolio followed a large cap value approach. This investment style placed primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark. Effective July, 2011, the custom benchmark is the S&P 500 Value excluding financials. Prior to July, 2011, the custom benchmark was the S&P Value/Citigroup excluding P&C Insurers, Multi-line insurers and Investment Banks/Brokers Index. To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2013, the Company’s common stock portfolio had a return of 31.6%, not including investment advisor fees, compared to the benchmark return of 30.5%.

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

The Company attempts to mitigate its unsystemic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 3.8% of the market value of the equity portfolio. The Company continues to have systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2013, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$203,256	(3.8%)
(10%)	228,663	(1.9%)
No change	254,070	—
10%	279,477	1.9%
20%	304,884	3.8%

(1)	Net of 35% tax

Foreign Currency Exchange Risk

The Company has foreign currency exchange risk associated with a portion of the business written at Wind River Reinsurance, as well as a small portion of expenses related to corporate overhead in its Ireland and Luxembourg offices. The Company also maintains investments in foreign denominated securities and cash accounts in foreign currencies in order to pay expenses in foreign countries. At period-end, the Company re-measures those non-U.S. currency financial assets to their current U.S. dollar equivalent. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Global Indemnity, plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Indemnity, plc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Philadelphia, Pennsylvania

March 14, 2014

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,187,685 and $1,187,094)	$1,204,364	$1,229,322
Equity securities:
Available for sale, at fair value (cost: $191,425 and $167,179)	254,070	197,075
Other invested assets:
Available for sale, at fair value (cost: $3,065 and $3,049)	3,489	3,132

Total investments	1,461,923	1,429,529
Cash and cash equivalents	105,492	104,460
Premiums receivable, net	49,888	37,752
Reinsurance receivables, net	197,887	241,827
Funds held by ceding insurers	18,662	7,410
Federal income taxes receivable	—	6,844
Deferred federal income taxes	4,206	10,824
Deferred acquisition costs	22,177	18,265
Intangible assets	17,990	18,343
Goodwill	4,820	4,820
Prepaid reinsurance premiums	5,199	5,945
Receivable for securities sold	723	—
Other assets	22,812	17,684

Total assets	$1,911,779	$1,903,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$779,466	$879,114
Unearned premiums	116,629	94,114
Federal income taxes payable	1,595	—
Ceded balances payable	5,177	4,201
Contingent commissions	12,677	9,911
Payable for securities purchased	—	2,634
Margin borrowing facility	100,000	—
Notes and debentures payable	—	84,929
Other liabilities	22,955	22,182

Total liabilities	1,038,499	1,097,085

Commitments and contingencies (Note 16)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,200,406 and 16,087,939, respectively; A ordinary shares outstanding: 13,141,035 and 13,030,938, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	516,653	512,304
Accumulated other comprehensive income, net of taxes	54,028	53,350
Retained earnings	403,861	342,171
A ordinary shares in treasury, at cost: 3,059,371 and 3,057,001 shares, respectively	(101,265)	(101,210)

Total shareholders’ equity	873,280	806,618

Total liabilities and shareholders’ equity	$1,911,779	$1,903,703

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Gross premiums written	$290,723	$244,053	$307,903

Net premiums written	$271,984	$219,547	$280,570

Net premiums earned	$248,722	$238,862	$297,854
Net investment income	37,209	47,557	53,112
Net realized investment gains:
Other than temporary impairment losses on investments	(1,239)	(5,914)	(6,628)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	541	—
Other net realized investment gains	28,651	12,128	28,101

Total net realized investment gains	27,412	6,755	21,473
Other income (loss)	5,791	(158)	12,581

Total revenues	319,134	293,016	385,020
Losses and Expenses:
Net losses and loss adjustment expenses	132,991	153,628	278,684
Acquisition costs and other underwriting expenses	105,651	95,403	121,491
Corporate and other operating expenses	11,614	9,691	13,973
Interest expense	6,169	5,393	6,476

Income (loss) before income taxes	62,709	28,901	(35,604)
Income tax expense (benefit)	1,019	(5,856)	2,787

Income (loss) before equity in net income of partnerships	61,690	34,757	(38,391)
Equity in net income of partnerships, net of taxes	—	—	53

Net income (loss)	$61,690	$34,757	$(38,338)

Per share data (1):
Net income (loss)
Basic	$2.46	$1.30	$(1.27)

Diluted	$2.45	$1.30	$(1.27)

Weighted-average number of shares outstanding
Basic	25,072,712	26,722,772	30,246,095

Diluted	25,174,015	26,748,833	30,246,095

(1)	For the year ended December 31, 2011, “diluted” shares are the same as “basic” shares since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$61,690	$34,757	$(38,338)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	17,466	8,295	(2,226)
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	—	(538)	(31)
Recognition of previously unrealized holding (gains) losses	(16,951)	5,448	(14,724)
Unrealized foreign currency translation gains (losses)	163	(29)	(56)

Other comprehensive income (loss), net of tax	678	13,176	(17,037)

Comprehensive income (loss), net of tax	$62,368	$47,933	$(55,375)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2013	2012	2011
Number of A ordinary shares issued:
Number at beginning of period	16,087,939	21,429,683	21,340,821
Ordinary shares issued under share incentive plans	74,400	29,675	47,682
Ordinary shares issued to directors	38,067	—	41,180
Ordinary shares retired	—	(5,371,419)	—

Number at end of period	16,200,406	16,087,939	21,429,683

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$512,304	$621,917	$622,725
Share compensation plans	4,349	2,582	(808)
A ordinary shares retired	—	(112,195)	—

Balance at end of period	$516,653	$512,304	$621,917

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$53,350	$40,174	$57,211
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	514	13,219	(16,952)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	1	(14)	(29)
Unrealized foreign currency translation gains (losses)	163	(29)	(56)

Other comprehensive income (loss)	678	13,176	(17,037)

Balance at end of period	$54,028	$53,350	$40,174

Retained earnings:
Balance at beginning of period	$342,171	$307,413	$345,751
Net income (loss)	61,690	34,757	(38,338)

Balance at end of period	$403,861	$342,171	$307,413

Number of treasury shares:
Number at beginning of period	3,057,001	4,619,005	3,040,277
A ordinary shares purchased	2,370	3,809,415	1,578,728
A ordinary shares retired	—	(5,371,419)	—

Number at end of period	3,059,371	3,057,001	4,619,005

Treasury shares, at cost:
Balance at beginning of period	$(101,210)	$(130,444)	$(100,912)
A ordinary shares purchased, at cost	(55)	(82,961)	(29,532)
A ordinary shares retired	—	112,195	—

Balance at end of period	$(101,265)	$(101,210)	$(130,444)

Total shareholders’ equity	$873,280	$806,618	$839,063

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$61,690	$34,757	$(38,338)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	77	59	76
Amortization and depreciation	832	1,880	2,224
Restricted stock and stock option expense	4,349	2,625	(651)
Deferred federal income taxes	(3)	(1,463)	169
Amortization of bond premium and discount, net	6,696	6,981	6,196
Net realized investment gains	(27,412)	(6,755)	(21,473)
Gain on the disposition of subsidiary	(5,166)	—	—
Equity in net income of partnerships	—	—	(53)
Changes in:
Premiums receivable, net	(12,136)	8,594	7,948
Reinsurance receivables, net	43,940	46,159	134,858
Funds held by ceding insurers	(11,252)	(5,912)	865
Unpaid losses and loss adjustment expenses	(99,639)	(92,263)	(81,366)
Unearned premiums	22,515	(19,927)	(21,831)
Ceded balances payable	976	(4,686)	(3,489)
Other assets and liabilities, net	1,539	(6,788)	(1,153)
Contingent commissions	2,766	2,438	(1,787)
Federal income tax receivable/payable	8,473	(4,621)	(2,277)
Deferred acquisition costs, net	(3,912)	3,299	7,795
Prepaid reinsurance premiums	746	610	4,549

Net cash used for operating activities	(4,921)	(35,013)	(7,738)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	292,200	454,655	724,969
Proceeds from sale of equity securities	101,379	50,176	122,045
Proceeds from maturity of fixed maturities	143,034	73,370	45,225
Proceeds from sale of other invested assets	—	1,114	10,565
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $679	25,885	—	—
Amount held in connection with derivatives	(5,421)	—	—
Purchases of fixed maturities	(465,318)	(457,150)	(635,736)
Purchases of equity securities	(100,806)	(57,509)	(145,355)
Purchases of other invested assets	(16)	(13)	(10,054)

Net cash provided by (used for) investing activities	(9,063)	64,643	111,659

Cash flows from financing activities:
Borrowings under margin borrowing facility	100,000	—	—
Tax expense associated with share-based compensation plans	—	—	(132)
Purchases of A ordinary shares	(55)	(82,959)	(29,532)
Retirement of junior subordinated debentures	(30,929)	—	—
Principal payments of term debt	(54,000)	(18,071)	(18,285)

Net cash provided by (used for) financing activities	15,016	(101,030)	(47,949)

Net change in cash and cash equivalents	1,032	(71,400)	55,972
Cash and cash equivalents at beginning of period	104,460	175,860	119,888

Cash and cash equivalents at end of period	$105,492	$104,460	$175,860

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

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd. (“Wind River Reinsurance”)

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. The financial results for 2013, 2012, and 2011 include the financial results for United National Casualty Insurance Company. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction will not have a significant impact on the Company’s ongoing business operations.

The Company offers property and casualty insurance products in the excess and surplus lines marketplace through its Insurance Operations and provides third party treaty reinsurance for specialty property and casualty insurance and reinsurance companies through its Reinsurance Operations. The Company manages its Insurance Operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Wind River Reinsurance. Wind River Reinsurance provides reinsurance solutions through brokers, primary writers, including regional insurance companies, and program managers and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”) were not consolidated as of December 31, 2012 pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company’s business trust subsidiaries in the aggregate issued $30.0 million of Trust Preferred Securities and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries were $30.9 million of junior subordinated debentures issued by the Company. In 2013, the Company repaid the entire outstanding principal due on the junior subordinated debentures. The Company’s business trust subsidiaries were cancelled in the 4th quarter of 2013.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Change in Accounting Principle

In October, 2010, the FASB issued new accounting guidance that modified the definition of costs that can be capitalized in the acquisition of new and renewal business for insurance companies. Under the new guidance, only direct incremental costs associated with successful insurance contract acquisitions or renewals are deferrable. The Company adopted this guidance retrospectively effective January 1, 2012.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. For additional information surrounding premium deficiencies, see Note 3.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of adoption of this guidance on the consolidated income statement for the year ended December 31, 2011 was as follows:

	Year Ended December 31, 2011
Income Statement (Dollars in thousands, except per share data)	As Previously Reported	As Currently Reported
Acquisition costs and other underwriting expenses	$123,475	$121,491
Loss before income taxes	(37,588)	(35,604)
Income tax expense	2,093	2,787
Net loss	(39,628)	(38,338)
Net loss per share—basic	$(1.31)	$(1.27)

Net loss per share—diluted	$(1.31)	$(1.27)

The effect of adoption of this guidance on the consolidated statement of cash flows for the year ended December 31, 2011 was as follows:

	Year Ended December 31, 2011
Statement of Cash Flows (Dollars in thousands)	As Previously Reported	As Currently Reported
Net loss	$(39,628)	$(38,338)
Deferred federal income taxes	(525)	169
Change in deferred acquisition costs	9,779	7,795

3.	Premium Deficiency

The Company recognizes a premium deficiency charge if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. This evaluation is done at a product line level in Insurance Operations and at a treaty level in Reinsurance Operations. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

For the years ended December 31, 2013 and 2012, the total premium deficiency charges were $1.7 million and $0.5 million, comprised solely of reductions to unamortized deferred acquisition costs within the commercial automobile lines in Insurance Operations. The 2013 premium deficiency charge of $1.7 million was recorded as of September 30, 2013. Based on the Company’s analysis, the Company expensed acquisition cost as incurred for the remainder of 2013 for the commercial automobile lines in Insurance Operations. The 2012 premium deficiency charge was recorded as of December 31, 2012. As the charges were a reduction of unamortized deferred acquisition costs in each respective period, no premium deficiency reserve exists as of December 31, 2013 or 2012.

For the year ended December 31, 2011, the Company recorded $13.3 million of total premium deficiency charges, comprised of reductions to deferred acquisition costs of $8.2 million and increases to unpaid loss and loss adjustment expenses of $5.1 million. The $13.3 million of total premium deficiency charges recorded during the year ended December 31, 2011 consisted of $8.1 million recorded in Insurance Operations and $5.2 million recorded in Reinsurance Operations. The $8.1 million recorded in Insurance Operations related primarily to casualty and professional lines products distributed through wholesale brokers and consisted of $3.7 million of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reductions to deferred acquisition costs and $4.4 million of increases to unpaid loss and loss adjustment expenses. The $5.2 million recorded in Reinsurance Operations related primarily to marine lines and consisted of $4.5 million of reductions to deferred acquisition costs and $0.7 million of increases to unpaid loss and loss adjustment expenses. As of December 31, 2011, $4.1 million of premium deficiency reserves were included in unpaid losses and loss adjustment expenses. The net increase to expense for the period was $8.9 million, consisting of $5.3 million recorded in Insurance Operations and $3.6 million recorded in Reinsurance Operations, as $4.4 million would have been expensed regardless as a result of normal amortization of deferred acquisition costs.

4.	Profit Enhancement Initiative

In 2010 and 2011, the Company committed to a Profit Enhancement Initiative in response to the continuing impact of the domestic recession and the competitive landscape within the excess and surplus lines market. In the fourth quarter of 2010, the Company reduced its U.S. based census by approximately 25%, closed underperforming U.S. facilities, and supplemented staffing in Bermuda and in Ireland. The total cost of this initiative was recorded in the Company’s consolidated statements of operations within its Insurance Operations segment in the fourth quarter of 2010. All action items relating to this initiative were implemented by December 31, 2010.

In December of 2011, the Company incurred additional costs related to streamlining its operations in response to the continued competitive landscape within the excess and surplus lines market. These charges were recorded within the Company’s consolidated statement of operations in the fourth quarter of 2011 and impacted both its Insurance Operations as well as its Reinsurance Operations. All action items related to the reorganization were implemented by December 31, 2011.

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

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Employee Termination	Operating Leases	Asset Impairments	Workers’ Compensation	Total
Liability at January 1, 2011	$1,129	$1,532	$—	$492	$3,153
Cash payments	(1,129)	(805)	—	(492)	(2,426)
Additional charges incurred in 2011	785	842	1,165	—	2,792
Non-cash adjustments	—	259	(1,165)	—	(906)

Liability at December 31, 2011	$785	$1,828	$—	$—	$2,613
Cash payments	(773)	(690)	—	—	(1,463)
Non-cash adjustments	—	(267)	—	—	(267)

Liability at December 31, 2012	$12	$871	$—	$—	$883
Cash payments	(12)	(487)	—	—	(499)
Non-cash adjustments	—	(6)	—	—	(6)

Liability at December 31, 2013	$—	$378	$—	$—	$378

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the charges incurred within the Company’s consolidated statement of operations related to profit enhancement initiative for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Acquisition costs and other underwriting expenses	$(6)	$(267)	$3,051

5.	Summary of Significant Accounting Policies

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

As of December 31, 2013 and 2012, the Company held $53.9 million and $130.0 million in corporate loans, respectively. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR which resets periodically, typically at intervals between one month and one year. The Company’s investments in corporate loans are purchased in secondary markets for the purpose of being held as investments. They are carried at fair value with any change in the difference between amortized cost and fair value, net of the effect of deferred income taxes, reflected in accumulated other comprehensive income in shareholders’ equity. These investments are typically below investment grade.

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

The Company’s investments in other invested assets were valued at $3.5 million and $3.1 million as of December 31, 2013 and 2012, respectively. Both of these amounts relate to investments in limited partnerships. The Company does not have access to daily valuations, therefore; the estimated fair value of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

Net realized gains and losses on investments are determined based on the specific identification method.

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2013, 2012, and 2011, please see Note 6 below.

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

At December 31, 2013, the Company had approximately $67.6 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.8 million and $1.3 million as of December 31, 2013 and 2012, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed in 2013, there was no impairment of goodwill as of December 31, 2013.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed in 2013, there were no impairments of indefinite lived intangible assets as of December 31, 2013.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2013, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due. Any changes in the allowance resulting from this review are included in income during the period in which the determination is made. During 2013, there was no change in the Company’s uncollectible reinsurance reserve. During 2012, the Company decreased its uncollectible reinsurance reserve by $1.0 million, due to write-offs of receivables deemed to be uncollectible and a decrease in the amount of carried reinsurance receivables.

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

The amortization of deferred acquisition costs for the years ended December 31, 2013, 2012, and 2011 was $53.8 million, $48.9 million, and $78.1 million, respectively.

Premium Deficiency

In accordance with accounting guidance for insurance enterprises, the method followed in computing deferred acquisition costs limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2013, 2012, and 2011, the Company recorded premium deficiencies of $1.7 million, $0.5 million and $13.3 million, respectively. For additional information surrounding premium deficiencies, see Note 3.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash flow variability from interest rate risk. The derivative instruments are carried on the balance sheet at fair value and included in other assets or other liabilities. Changes in the fair value of the derivative instruments are recognized as net realized investment gains on the consolidated statement of operations.

Margin Borrowing Facility

The carrying amounts reported in the balance sheet represent the outstanding borrowings.

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

In 2013, the Company repaid the entire outstanding principal due on the junior subordinated debentures. The Company’s business trust subsidiaries were cancelled in the 4th quarter of 2013.

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predetermined thresholds. Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions, which is stated separately on the face of the consolidated balance sheet as contingent commissions, was $12.7 million and $9.9 million as of December 31, 2013 and 2012, respectively.

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

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were $0.3 million for each of the years ended December 31, 2013 and 2011. Net transaction losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were $0.7 million for the year ended December 31, 2012.

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

The Company corrected this error in its consolidated financial statements as of and for the year ended December 31, 2012 by increasing the “Unpaid losses and loss adjustment expenses” line item on the consolidated balance sheet and the “Net losses and loss adjustment expenses” line item on the consolidated statement of

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations by $1.6 million, or $0.06 per diluted share, the cumulative effect of the error. The Company does not believe that these adjustments are material to any prior years’ consolidated financial statements. As a result, the Company has not restated or adjusted any prior period amounts for this error.

Other income (loss)

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pretax gain of $5.2 million which is reflected in other income (loss). Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction will not have a significant impact on the ongoing business operations of the Company.

6.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2013 and 2012:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2013
Fixed maturities:
U.S. treasury and agency obligations	$78,510	$3,330	$(166)	$81,674	$—
Obligations of states and political subdivisions	178,705	4,472	(2,241)	180,936	—
Mortgage-backed securities	228,550	4,219	(2,859)	229,910	(5)
Asset-backed securities	167,454	1,210	(228)	168,436	(19)
Commercial mortgage-backed securities	54,822	9	(856)	53,975	—
Corporate bonds and loans	426,872	9,112	(592)	435,392	—
Foreign corporate bonds	52,772	1,269	—	54,041	—

Total fixed maturities	1,187,685	23,621	(6,942)	1,204,364	(24)
Common stock	191,425	63,281	(636)	254,070	—
Other invested assets	3,065	424	—	3,489	—

Total	$1,382,175	$87,326	$(7,578)	$1,461,923	$(24)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2012
Fixed maturities:
U.S. treasury and agency obligations	$102,186	$6,559	$(1)	$108,744	$—
Obligations of states and political subdivisions	194,326	6,883	(132)	201,077	—
Mortgage-backed securities	247,639	8,492	(189)	255,942	(8)
Asset-backed securities	111,289	2,071	(9)	113,351	(24)
Commercial mortgage-backed securities	8,070	60	(13)	8,117	—
Corporate bonds and loans	469,860	16,739	(428)	486,171	—
Foreign corporate bonds	53,724	2,196	—	55,920	—

Total fixed maturities	1,187,094	43,000	(772)	1,229,322	(32)
Common stock	167,179	32,847	(2,951)	197,075	—
Other invested assets	3,049	83	—	3,132	—

Total	$1,357,322	$75,930	$(3,723)	$1,429,529	$(32)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 3% of shareholders’ equity at December 31, 2013 or 2012, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$119,111	$120,974
Due in one year through five years	516,463	529,604
Due in five years through ten years	75,290	75,424
Due in ten years through fifteen years	2,843	3,147
Due after fifteen years	23,152	22,894
Mortgage-backed securities	228,550	229,910
Asset-backed securities	167,454	168,436
Commercial mortgage-backed securities	54,822	53,975

	$1,187,685	$1,204,364

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2013:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$9,335	$(166)	$—	$—	$9,335	$(166)
Obligations of states and political subdivisions	61,401	(2,000)	9,922	(241)	71,323	(2,241)
Mortgage-backed securities	110,304	(2,859)	2	—	110,306	(2,859)
Asset-backed securities	42,247	(228)	3	—	42,250	(228)
Commercial mortgage-backed securities	45,642	(856)	—	—	45,642	(856)
Corporate bonds and loans	60,306	(582)	376	(10)	60,682	(592)

Total fixed maturities	329,235	(6,691)	10,303	(251)	339,538	(6,942)
Common stock	18,622	(627)	140	(9)	18,762	(636)

Total	$347,857	$(7,318)	$10,443	$(260)	$358,300	$(7,578)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2013 concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 5 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations—As of December 31, 2013, gross unrealized losses related to U.S. treasury and agency obligations were $0.166 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. Extensive macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions—As of December 31, 2013, gross unrealized losses related to obligations of states and political subdivisions were $2.241 million. Of this amount, $0.241 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”)—As of December 31, 2013, gross unrealized losses related to mortgage-backed securities were $2.859 million. Of this amount, less than $0.001 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset backed securities (“ABS”)—As of December 31, 2013, gross unrealized losses related to asset backed securities were $0.228 million. Of this amount, less than $0.001 million have been in an unrealized loss position for twelve months or greater and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 26.4. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of December 31, 2013, gross unrealized losses related to the CMBS portfolio were $0.856 million. All unrealized losses have been in an unrealized loss position for less than twelve months. The weighted average credit enhancement for the Company’s CMBS portfolio is 28.7. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds and loans—As of December 31, 2013, gross unrealized losses related to corporate bonds and loans were $0.592 million. Of this amount, $0.010 million have been in an unrealized loss position for twelve months or greater. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of December 31, 2013, the Company did not have any gross unrealized losses related to foreign bonds. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock—As of December 31, 2013, gross unrealized losses related to common stock were $0.636 million. Of this amount, $0.009 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturities:
OTTI losses, gross	$(280)	$(1,258)	$(2,449)
Portion of loss recognized in other comprehensive income (pre-tax)	—	541	—

Net impairment losses on fixed maturities recognized in earnings	(280)	(717)	(2,449)
Equity securities	(959)	(4,656)	(4,179)

Total	$(1,239)	$(5,373)	$(6,628)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2013, 2012, and 2011 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of period	$86	$86	$115
Additions where no OTTI was previously recorded	—	55	—
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	(32)	(55)	(29)

Balance at end of period	$54	$86	$86

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2013 and 2012 was as follows:

(Dollars in thousands)	December 31,
	2013	2012
Net unrealized gains from:
Fixed maturities	$16,679	$42,228
Common stock	62,645	29,896
Other	184	83
Deferred taxes	(25,480)	(18,857)

Accumulated other comprehensive income, net of tax	$54,028	$53,350

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2013 was as follows:

Year Ended December 31, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,435	$(85)	$53,350
Other comprehensive income (loss) before reclassification	17,630	(1)	17,629
Amounts reclassified from accumulated other comprehensive income (loss)	(17,115)	164	(16,951)

Other comprehensive income (loss)	515	163	678

Ending balance	$53,950	$78	$54,028

The reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	Year Ended December 31, 2013
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(27,476)
	Other than temporary impairment losses on investments	1,239

	Total before tax	(26,237)
	Income tax (expense) benefit	9,122

	Net of tax	$(17,115)

Foreign Currency Items	Other net realized investment gains	252
	Income tax (expense) benefit	(88)

	Net of tax	$164

Total reclassifications	Net of tax	$(16,951)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Realized Investment Gains

The components of net realized investment gains for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturities:
Gross realized gains	$1,857	$4,100	$15,295
Gross realized losses	(691)	(1,800)	(3,511)

Net realized gains (losses)	1,166	2,300	11,784

Common stock:
Gross realized gains	27,302	10,630	15,792
Gross realized losses	(2,483)	(6,175)	(6,862)

Net realized gains (losses)	24,819	4,455	8,930

Preferred stock:
Gross realized gains	—	—	1,546
Gross realized losses	—	—	—

Net realized gains (losses)	—	—	1,546

Other invested assets
Gross realized gains	—	—	—
Gross realized losses	—	—	(787)

Net realized gains (losses)	—	—	(787)

Derivatives:
Gross realized gains	1,668	—	—
Gross realized losses	(241)	—	—

Net realized gains (losses)	1,427	—	—

Total net realized investment gains	$27,412	$6,755	$21,473

The proceeds from sales of available for sale securities resulting in net realized investment gains for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturities	$292,200	$454,655	$724,969
Equity securities	101,379	50,176	122,045
Other invested assets	—	1,114	9,217

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income

The sources of net investment income for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Fixed maturities	$35,669	$41,969	$54,153
Equity securities	5,452	5,132	3,602
Cash and cash equivalents	126	111	68
Other invested assets	141	4,802	11

Total investment income	41,388	52,014	57,834
Investment expense	(4,179)	(4,457)	(4,722)

Net investment income	$37,209	$47,557	$53,112

The Company’s total investment return on a pre-tax basis for 2013, 2012, and 2011 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net investment income	$37,209	$47,557	$53,112

Net realized investment gains	27,412	6,755	21,473
Net equity in net income of partnerships	—	—	81
Net unrealized investment gains (losses)	7,301	18,417	(22,882)

Net investment return	34,713	25,172	(1,328)

Total investment return	$71,922	$72,729	$51,784

Total investment return %	4.6%	4.6%	3.1%

Average investment portfolio (1)	$1,549,747	$1,590,281	$1,680,813

(1)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Municipal Bonds

As of December 31, 2013, the Company held insurance enhanced municipal bonds of approximately $27.4 million, which represented approximately 1.7% of its total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $3.0 million of these bonds are pre-refunded with U.S. treasury securities, of which $1.4 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $24.4 million of insurance enhanced municipal bonds, $15.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance
AAA	$8,851	$—
AA	—	8,851
A	6,245	6,245

Total	$15,096	$15,096

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2013, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$2,291	$1,239	$—	$1,052
Assured Guaranty Corporation	9,130	—	—	9,130
Municipal Bond Insurance Association	4,048	—	—	4,048
Gov’t National Housing Association	1,399	135	1,264	—
Permanent School Fund Guaranty	8,852	—	8,852	—

Total backed by financial guarantors	25,720	1,374	10,116	14,230
Other credit enhanced municipal bonds	1,650	1,650	—	—

Total	$27,370	$3,024	$10,116	$14,230

In addition to the $27.4 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $20.3 million, which represented approximately 1.3% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $20.3 million of insurance enhanced asset-backed and credit securities include Municipal Bond Insurance Association ($6.8 million), Ambac ($1.6 million), Assured Guaranty Corporation ($6.8 million), and Other ($5.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2013.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangement, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of December 31, 2013 and 2012:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2013		December 31, 2012
On deposit with governmental authorities	$36,176		$42,492
Intercompany trusts held for the benefit of U.S. policyholders	584,683		553,893
Held in trust pursuant to third party requirements	129,339		132,684
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	—		6,368
Securities held as collateral for borrowing arrangements	120,937	(a)	—

Total	$871,135		$735,437

(a)	Amount required to collateralize margin borrowing facility.

7.	Derivative Instruments

The Company uses interest rate swaps to reduce its exposure to changes in interest rates. Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. In an interest rate swap, the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. As of December 31, 2013, the Company posted collateral of $5.0 million which is included in other assets on the consolidated balance sheets.

The Company accounts for its interest rate swaps in accordance with accounting guidance under Financial Accounting Standards Codification (“ASC”) section 815, Derivatives and Hedging. The Company has designated the interest rate swaps as non-hedge instruments. Accordingly, the Company recognizes the fair value of the interest rate swaps as other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains in the consolidated statement of operations. The estimated fair value of the interest rate swaps, which is primarily derived from the forward interest rate curve, is based on the valuation received from a third party financial institution.

The following table summarizes information on the location and amount of the derivatives’ fair value on the consolidated balance sheets as of December 31, 2013 and 2012:

(Dollars in thousands) Derivatives Not Designated as Hedging Instruments under ASC 815		December 31, 2013		December 31, 2012
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets	$200,000	$1,668	$—	$—

The following table summarizes the net gains included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net settlements under the derivatives for the years ended December 31, 2013, 2012, and 2011:

	Statement of Operations Line	Years Ended December 31,
(Dollars in thousands)		2013	2012	2011
Interest rate swap agreements	Net realized investment gains	$1,427	$—	$—

8.	Fair Value Measurements

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$71,294	$10,380	$—	$81,674
Obligations of states and political subdivisions	—	180,936	—	180,936
Mortgage-backed securities	—	229,910	—	229,910
Commercial mortgage-backed securities	—	53,975	—	53,975
Asset-backed securities	—	168,436	—	168,436
Corporate bonds and loans	—	435,392	—	435,392
Foreign corporate bonds	—	54,041	—	54,041

Total fixed maturities	71,294	1,133,070	—	1,204,364
Common stock	254,070	—	—	254,070
Other invested assets	—	—	3,489	3,489
Derivative instruments	—	1,668	—	1,668

Total assets measured at fair value	$325,364	$1,134,738	$3,489	$1,463,591

As of December 31, 2012	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasury and agency obligations	$89,981	$18,763	$—	$108,744
Obligations of states and political subdivisions	—	201,077	—	201,077
Mortgage-backed securities	—	255,942	—	255,942
Commercial mortgage-backed securities	—	8,117	—	8,117
Asset-backed securities	—	113,351	—	113,351
Corporate bonds and loans	—	486,171	—	486,171
Foreign corporate bonds	—	55,920	—	55,920

Total fixed maturities	89,981	1,139,341	—	1,229,322
Common stock	197,075	—	—	197,075
Other invested assets	—	—	3,132	3,132
Derivative instruments	—	—	—	—

Total assets measured at fair value	$287,056	$1,139,341	$3,132	$1,429,529

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities and derivative instruments. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. For corporate loans, price quotes from multiple dealers along with recent reported trades for identical or similar securities are used to develop prices. The estimated fair value of the interest rate swaps is obtained from a third party financial institution who utilizes observable inputs such as the forward interest rate curve.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013, 2012, and 2011.

The following tables present the changes in Level 3 investments measured at fair value on a recurring basis for 2013 and 2012:

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2013	$3,132
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss)	341
Purchases	16
Sales	—

Ending balance at December 31, 2013	$3,489

Losses for 2013 included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2013	$—

(Dollars in thousands)	Other Invested Assets
Beginning balance at January 1, 2012	$6,617
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	—
Included in accumulated other comprehensive income (loss) (1)	(2,384)
Purchases	13
Sales	(1,114)

Ending balance at December 31, 2012	$3,132

Losses for 2012 included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2012	$—

(1)	The Company received a $4.8 million distribution on a limited partnership investment during the year ended December 31, 2012, which was recognized in investment income and reduced accumulated other comprehensive income.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

In February, 2011, the Company’s remaining interest of $1.1 million related to a limited partnership which holds convertible preferred securities of a privately held company was liquidated.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at December 31, 2013 and 2012 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,489	$2,490	$3,132	$2,507
Real Estate Fund, LP (2)	—	—	—	—

Total	$3,489	$2,490	$3,132	$2,507

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

•

Reviewing periodic reports provided by the Investment Manager that provide information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

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

During 2013 or 2012, the Company has not adjusted quotes or prices obtained from the pricing vendors.

The reported value of financial instruments not carried at fair value, principally cash and cash equivalents, margin borrowing facility, and notes payable, approximate fair value.

9.	Goodwill and Intangible Assets

Goodwill

As of December 31, 2013 and 2012, the Company has goodwill of $4.8 million as a result of a 2010 acquisition, which represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. Impairment testing performed in 2013 and 2012 did not result in impairment of the goodwill acquired.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2013:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	1,310	3,990
Non-compete agreements	2 years	50	50	—

		$19,350	$1,360	$17,990

The following table presents details of the Company’s intangible assets as of December 31, 2012:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	957	4,343
Non-compete agreements	2 years	50	50	—

		$19,350	$1,007	$18,343

Amortization related to the Company’s definite lived intangible assets was $0.4 million in each of the years ended December 31, 2013, 2012 and 2011.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2014	(353)
2015	(353)
2016	(353)
2017	(353)
2018	(353)

Intangible assets with indefinite lives

As of December 31, 2013 and 2012, indefinite lived intangible assets, which are comprised of trade names, trademarks, and state insurance licenses, were $14.0 million. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets. Impairment testing performed in 2013 and 2012 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2013 and 2012, definite lived intangible assets were $4.0 million and $4.3 million, net of accumulated amortization, and were comprised of customer relationships and non-compete agreements. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets. There was no impairment of these assets in 2013 or 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had the following reinsurance balances as of December 31, 2013 and December 31, 2012:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Reinsurance receivables	$197,887	$241,827
Collateral securing reinsurance receivables	(9,436)	(155,082)

Reinsurance receivables, net of collateral	$188,451	$86,745

Allowance for uncollectible reinsurance receivables	$9,010	$9,010
Prepaid reinsurance premiums	5,199	5,945

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $6.0 million and $8.0 million at December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in millions)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2013)
Munich Re America Corporation	$112.8	A+
Westport Insurance Corporation	30.0	A+

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2013:
Direct business	$232,373	$215,713
Reinsurance assumed	58,350	52,494
Reinsurance ceded	(18,739)	(19,485)

Net premiums	$271,984	$248,722

For the year ended December 31, 2012:
Direct business	$201,787	$203,587
Reinsurance assumed	42,266	60,393
Reinsurance ceded	(24,506)	(25,118)

Net premiums	$219,547	$238,862

For the year ended December 31, 2011:
Direct business	$228,910	$247,816
Reinsurance assumed	78,993	81,920
Reinsurance ceded	(27,333)	(31,882)

Net premiums	$280,570	$297,854

11.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 29.22% in the Duchy of Luxembourg, and 25.0% on non-trading income, 33.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2013, 2012, and 2011 were as follows:

Year Ended December 31, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$169,618	$232,374	$(111,269)	$290,723

Net premiums written	$169,547	$102,437	$—	$271,984

Net premiums earned	$154,987	$93,735	$—	$248,722
Net investment income	35,750	21,064	(19,605)	37,209
Net realized investment gains	175	27,237	—	27,412
Other income (loss)	(4)	5,795	—	5,791

Total revenues	190,908	147,831	(19,605)	319,134
Losses and Expenses:
Net losses and loss adjustment expenses	65,337	67,654	—	132,991
Acquisition costs and other underwriting expenses	64,822	40,829	—	105,651
Corporate and other operating expenses	4,745	6,869	—	11,614
Interest expense	1,165	24,609	(19,605)	6,169

Income (loss) before income taxes	$54,839	$7,870	$—	$62,709

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$135,176	$201,791	$(92,914)	$244,053

Net premiums written	$134,628	$84,919	$—	$219,547

Net premiums earned	$153,283	$85,579	$—	$238,862
Net investment income	42,012	23,985	(18,440)	47,557
Net realized investment gains	995	5,760	—	6,755
Other income (loss)	(726)	568	—	(158)

Total revenues	195,564	115,892	(18,440)	293,016
Losses and Expenses:
Net losses and loss adjustment expenses	93,044	60,584	—	153,628
Acquisition costs and other underwriting expenses	59,046	36,357	—	95,403
Corporate and other operating expenses	4,753	4,938	—	9,691
Interest expense	—	23,833	(18,440)	5,393

Income (loss) before income taxes	$38,721	$(9,820)	$—	$28,901

Year Ended December 31, 2011: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$184,854	$229,148	$(106,099)	$307,903

Net premiums written	$184,352	$96,218	$—	$280,570

Net premiums earned	$193,816	$104,038	$—	$297,854
Net investment income	43,837	27,716	(18,441)	53,112
Net realized investment gains	4,304	17,169	—	21,473
Other income	443	12,138	—	12,581

Total revenues	242,400	161,061	(18,441)	385,020
Losses and Expenses:
Net losses and loss adjustment expenses	202,633	76,051	—	278,684
Acquisition costs and other underwriting expenses	80,272	41,219	—	121,491
Corporate and other operating expenses	9,414	4,559	—	13,973
Interest expense	—	24,917	(18,441)	6,476

Income (loss) before income taxes	$(49,919)	$14,315	$—	$(35,604)

The following table summarizes the components of income tax expense (benefit):

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Current income tax expense (benefit):
Foreign	$163	$(628)	$729
U.S. Federal	859	(3,765)	1,889

Total current income tax expense (benefit)	1,022	(4,393)	2,618
Deferred income tax expense (benefit):
U.S. Federal	(3)	(1,463)	169

Total deferred income tax expense (benefit)	(3)	(1,463)	169

Total income tax expense (benefit)	$1,019	$(5,856)	$2,787

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
(Dollars in thousands)	2013		2012		2011
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$2,954	4.7%	$(3,283)	(11.4%)	$5,740	(16.1%)
Adjustments:
Tax exempt interest	(1,009)	(1.6)	(1,445)	(5.0)	(1,915)	5.4
Dividend exclusion	(1,135)	(1.8)	(1,060)	(3.7)	(734)	2.1
Other	209	0.3	(68)	(0.2)	(304)	0.8

Actual taxes on continuing operations	$1,019	1.6%	$(5,856)	(20.3%)	$2,787	(7.8%)

The effective income tax rate for 2013 was 1.6%, compared with an effective income tax benefit rate of 20.3% for 2012 and an effective income tax benefit rate of 7.8% for 2011. The increase in the effective income tax rate in 2013 compared with 2012 is primarily due to the gain on the disposition of a subsidiary and an increase in capital gains in taxable jurisdictions in 2013 compared with 2012. The increase in the effective income tax benefit rate in 2012 compared to 2011 is primarily due to an increase in net losses in taxable jurisdictions in 2012 compared with 2011. For 2013, 2012 and 2011, the effective rate differed from the weighted average expected income tax expense rate primarily due to investments in tax-exempt securities and dividend exclusion.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2013 and 2012 are presented below:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$9,459	$10,375
Unearned premiums	3,346	2,737
Alternative minimum tax credit carryover	9,947	9,185
Partnership K1 basis differences	178	678
Investment impairments	852	2,926
Stock options	1,526	1,046
Deferred acquisition costs	789	722
Stat-to-GAAP reinsurance reserve	1,359	2,361
Intercompany transfers	4,605	1,980
Other	2,563	2,548

Total deferred tax assets	34,624	34,558

Deferred tax liabilities:
Intangible assets	3,220	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	25,480	18,857
Investment basis differences	400	398
Depreciation and amortization	355	269
Other	963	990

Total deferred tax liabilities	30,418	23,734

Total net deferred tax assets	$4,206	$10,824

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2013 and 2012.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $9.9 million and $9.2 million as of December 31, 2013 and 2012, respectively, which can be carried forward indefinitely. The company has a net operating loss (“NOL”) carryforward of $1.2 million and $0.9 million as of December 31, 2013 and 2012, respectively, that expires in 2032.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2009.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply. The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings. The Company believes it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxing authorities. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance as of January 1, 2012	$277
Lapses on statutes of limitations	(277)

Balance as of December 31, 2012	—
Lapses on statutes of limitations	—

Balance as of December 31, 2013	$—

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2013, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheet.

12.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of period	$879,114	$971,377	$1,052,743
Less: Ceded reinsurance receivables	240,566	283,652	407,195

Net balance at beginning of period	638,548	687,725	645,548
Incurred losses and loss adjustment expenses related to:
Current year	140,873	149,183	275,284
Prior years	(7,882)	4,445	3,400

Total incurred losses and loss adjustment expenses	132,991	153,628	278,684

Paid losses and loss adjustment expenses related to:
Current year	50,732	52,164	78,340
Prior years	133,832	150,641	158,167

Total paid losses and loss adjustment expenses	184,564	202,805	236,507

Net balance at end of period	586,975	638,548	687,725
Plus: Ceded reinsurance receivables	192,491	240,566	283,652

Balance at end of period	$779,466	$879,114	$971,377

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2013, the Company reduced its prior accident year loss reserves by $7.9 million, which consisted of a $7.6 million decrease related to Insurance Operations and a $0.3 million decrease related to Reinsurance Operations.

During 2013, the Company reduced its prior accident year loss reserves for its Insurance Operations by $7.6 million, which primarily consisted of the following:

•	Property: A $9.2 million reduction primarily driven by better than expected development from accident years 2010, 2011, and 2012 related primarily to lower than expected non-catastrophe severity.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

General Liability: A $6.7 million reduction primarily due to better than expected emergence in nearly all accident years between 2003 through 2011 partially offset by an increase to accident years 1998 through 2002 and 2012 due to higher than anticipated loss emergence.

•	Asbestos and Environmental: A $6.8 million increase primarily related to policies written prior to 1990.

•

Professional: A $0.7 million increase primarily driven by $2.2 million increase in aggregate from unexpected loss emergence in accident years 2006 to 2008 and 2010 offset by $1.5 million of favorable emergence from accident years 1998 and 2011.

•	Umbrella: A $1.1 million decrease primarily driven by better than expected loss emergence in accident years 2002 to 2010 offset by increases in 2011 and 2012.

•	Commercial Auto: A $0.9 million increase primarily related to accident year 2011.

•	Marine: A $0.9 million increase primarily related to accident years 2011 and 2012.

In 2013, the Company decreased its prior accident year loss reserves for its Reinsurance Operations by $0.3 million primarily due to better than anticipated loss emergence on property lines partially offset by adverse development on director and officer, general liability, automobile, and marine.

During 2012, the Company increased its prior accident year loss reserves by $4.4 million, which consisted of a $4.2 million decrease related to Insurance Operations and a $8.7 million increase related to Reinsurance Operations.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Professional Liability: A $1.3 million decrease in professional liability lines primarily related to accident years 2009 and 2010 and is the result of better than expected development on certain treaties.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims ($70.5 million and $74.8 million as of December 31, 2013 and 2012, net of reinsurance, respectively) are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos & environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2013, 2012, and 2011 were IBNR reserves of $18.2 million, $14.6 million, and $26.2 million, respectively, and case reserves of approximately $4.8 million, $5.5 million, and $3.6 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross reserve for A&E losses and loss adjustment expenses—beginning of period	$44,767	$50,601	$49,151
Plus: Incurred losses and loss adjustment expenses—case reserves	2,154	7,687	2,005
Plus: Incurred losses and loss adjustment expenses—IBNR	5,961	(5,860)	2,395
Less: Payments	2,727	7,661	2,950

Gross reserves for A&E losses and loss adjustment expenses—end of period	$50,155	$44,767	$50,601

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net reserve for A&E losses and loss adjustment expenses—beginning of period	$20,134	$25,285	$30,333
Plus: Incurred losses and loss adjustment expenses—case reserves	1,351	6,934	1,873
Plus: Incurred losses and loss adjustment expenses—IBNR	3,506	(5,683)	(4,926)
Less: Payments	1,953	6,402	1,995

Net reserves for A&E losses and loss adjustment expenses—end of period	$23,038	$20,134	$25,285

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company. One such event is the confirmation of a Plan involving an asbestos trust established under the bankruptcy code and funded in part by settlement proceeds. On February 24, 2014, the United States Bankruptcy Court for the Northern District of California (District Court) issued a Memorandum Re Confirmation of a Revised Plan following a remand from the Ninth Circuit Court of Appeals. The confirmation of the Revised Plan includes an injunction under 11 U.S.C. Section 524(g) (US bankruptcy code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, among other things, non-settling insurers from asserting claims against one of the Company’s insurance companies and asbestos related claims by third parties against one of the Company’s insurance companies that are related to the named insured. The most recent ruling may be subject to an appeal by the non-settling insurer group. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

As of December 31, 2013, 2012, and 2011, the survival ratio on a gross basis for the Company’s open A&E claims was 11.3 years, 11.3 years, and 8.9 years, respectively. As of December 31, 2013, 2012, and 2011, the survival ratio on a net basis for the Company’s open A&E claims was 6.7 years, 7.0 years, and 6.4 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

13.	Debt

Debt consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Margin borrowing facility	$100,000	$—
6.22% guaranteed senior notes due July 2013 to July 2015	—	54,000
Three-month LIBOR plus 4.05% junior subordinated debentures due September 2033	—	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures due October 2033	—	20,619
Loans payable, due 2012, 4.0% stated interest	—	—

Total debt	$100,000	$84,929

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Margin Borrowing Facility

On July 19, 2013, the Company entered into a margin borrowing facility with a borrowing rate that is currently equal to the one week LIBOR rate plus 65 basis points, which combined is currently less than 1% as of December 31, 2013. This facility is due on demand. The borrowing is subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2013, approximately $120.9 million in collateral was deposited to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

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

Repurchases of the Company’s A Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2013, 2012, and 2011, the Company purchased an aggregate of 2,370, 4,997 and 8,347, respectively, of surrendered A ordinary shares from its employees for $0.1 million, $0.1 million and $0.2 million, respectively. All shares purchased from employees by the Company are held as treasury stock and recorded at cost.

In 2011 and 2012, the Board of Directors authorized the Company to repurchase up to $125.0 million of its A ordinary shares through share repurchase programs. The Company repurchased and retired an aggregate 5,371,419 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $112.2 million or an average of $20.89 per share. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2013. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital as of December 31, 2013.

Included in the share repurchases above, on May 9, 2012, the Company announced a self-tender offer pursuant to which it could repurchase up to $61.0 million of its A ordinary shares. On June 14, 2012, the Company accepted

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2013:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
February 1 – 28, 2013	362	(3)	$20.25	—	$16,857,963
March 1 – 31, 2013	891	(3)	$22.78	—	$16,857,963
June 1 – 30, 2013	507	(3)	$23.03	—	$16,857,963
December 1 – 31, 2013	610	(3)	$26.07	—	$16,857,963

Total	2,370		$23.29	—

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2012:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1 – 31, 2012	199,811		$19.74	196,431	$66,748,165
February 1 – 29, 2012	100,932	(3)	$20.04	96,996	$64,804,270
March 1 – 31, 2012	153,524		$18.77	153,524	$61,925,785
April 1 – 30, 2012	54,419	(3)	$18.85	54,334	$60,902,382
June 1 – 30, 2012	2,913,959	(3)	$21.75	2,913,464	$—
September 1 – 30, 2012	265,789		$20.70	265,789	$19,503,588
October 1 – 31, 2012	20,481	(3)	$22.03	20,000	$19,063,588
November 1 – 30, 2012	82,500		$21.95	82,500	$17,253,963
December 1 – 31, 2012	18,000	(3)	$22.02	18,000	$16,857,963

Total	3,809,415		$21.37	3,801,038

(1)	Based on settlement date.
(2)	Approximate dollar value of shares is as of the last date of the applicable month.
(3)	Includes shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

15.	Related Party Transactions

Fox Paine & Company

As of December 31, 2013, Fox Paine & Company LLC (“Fox Paine”) beneficially owned shares having approximately 93.0% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares beneficially held by Fox Paine of the Company for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

At December 31, 2013 and 2012, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.5 million and $3.1 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received during 2013 and 2011. The Company received a distribution from the limited partnership of $5.4 million, of which $4.3 million was recorded as investment income, during 2012.

An annual management fee of $1.9, $1.5, and $1.5 million was paid to Fox Paine in 2013, 2012 and 2011, respectively, and was recognized ratably over those years. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. This fee will be adjusted annually to reflect change in CPI. Beginning on September 5, 2014, the payment of the annual management fee will be deferred until a change of control or September, 2018, whichever occurs first, in exchange for an annual adjustment (the “adjustment amount”) equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate annual services fees and adjustment amounts accumulated and unpaid through such date.

Cozen O’Connor

The Company incurred $0.02 and $0.2 million for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors in 2013 and 2012, respectively.

Crystal & Company

During each of the years ended December 31, 2013, 2012 and 2011, the Company incurred $0.2 million in brokerage fees to Crystal & Company, an insurance broker. Prior to October 15, 2012, Crystal & Company was known as Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

(Dollars in thousands)	Year Ended December 31, 2013
Assumed earned premium	$3,053
Assumed losses and loss adjustment expenses	987

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net balances due to Wind River Reinsurance under this agreement are as follows:

(Dollars in thousands)	As of December 31, 2013
Net balance receivable	$3,337

16.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases, net of sub-lease income for the years ended December 31, 2013, 2012, and 2011 were $2.4 million, $2.2 million, and $4.1 million, respectively. As part of its Profit Enhancement Initiative, the Company incurred charges in 2011 resulting from future minimum lease commitments related to unused space. Cash payments on leases related to unused space will be paid in future periods and are included in the table below. See Note 4 for additional details. At December 31, 2013, future minimum cash payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2014	2,362
2015	1,952
2016	1,858
2017	1,769
2018 and thereafter	3,679

Total	$11,620

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is party to a Management Agreement, as amended, with Fox Paine, whereby in connection with certain management services provided to it by Fox Paine, the Company agreed to pay an annual management fee of $1.9 million to Fox Paine & Company. See note 15 above for additional information pertaining to this management agreement.

17.	Share-Based Compensation Plans

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

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax expense resulting from stock-based compensation deductions less than amounts reported for financial reporting purposes was $0.1 million for the year ended December 31, 2011. There was no tax expense resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes during 2013 and 2012.

Share Incentive Plan

The Company maintains the Global Indemnity plc Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. As amended and restated on July 2, 2010, the Company may issue up to 5.0 million A ordinary shares for issuance pursuant to awards granted under the Plan. The Plan expired per its terms on September 5, 2013. It is expected that a new share incentive plan will be presented for approval at the Company’s 2014 annual shareholder meeting.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2011	205,309	124,709	330,018	$25.55
Options issued	400,000	—	400,000	$18.03
Options forfeited	(31,178)	(124,709)	(155,887)	$23.80
Options exercised	—	—	—	—
Options retired	(8,150)	—	(8,150)	$34.00
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2011	565,981	—	565,981	$20.59
Options issued	—	—	—	—
Options forfeited	(96,238)	—	(96,238)	$24.09
Options exercised	(5,000)	—	(5,000)	$20.00
Options retired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2012	464,743	—	464,743	$19.87
Options issued	—	—	—	—
Options forfeited	(5,000)	—	(5,000)	$29.24
Options exercised	(14,292)	—	(14,292)	$20.00
Options retired	(32,951)	—	(32,951)	$34.00
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2013	412,500	—	412,500	$18.62

Options exercisable at December 31, 2013	262,500	—	262,500	$18.93

During 2013 and 2012, the company did not grant any new stock options. During 2011, the Company granted 400,000 Time-Based Options under the Plan, which consisted of 300,000 Time-Based Options which vest in 33 1/3% increments on December 31, 2012, 2013 and 2014 and 100,000 Time-Based Options which vest in 25% increments on December 31, 2012, 2013, 2014 and 2015. These options are subject to accident year true-up of underwriting results and are subject to Board approval. Any unvested options are forfeited upon termination of employment for any reason, and expire 10 years after the grant date.

The Company recorded $1.2 million of compensation expense for stock options outstanding under the Plan in each of the years ended December 31, 2013 and 2012. In 2011, due to the impact of forfeitures, the Company recorded a net favorable adjustment to compensation expense of $1.8 million for stock options outstanding under the Plan.

In 2013, the Company received $0.3 million from the issuance of 14,292 A ordinary shares at a weighted average grant date value of $20.00 per share exercised by a former employee of the Company under the Plan. In 2012, the Company received $0.1 million from the issuance of 5,000 A ordinary shares at a weighted average grant date value of $20.00 per share exercised by a former employee of the Company under the Plan. The Company did not receive any proceeds from the exercise of options during 2011 under the Plan.

Amortization expense related to options outstanding is anticipated to be $0.9 million in 2014 and $0.2 million in 2015.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option intrinsic values, which are the differences between the fair value of $25.30 at December 31, 2013 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	412,500	$18.62	$2.9 million
Exercisable	262,500	$18.93	$1.8 million
Exercised	14,292	$20.00	$0.1 million

NOTE: The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2013 include the following:

Option Price	Number of options exercisable
$17.87	200,000
$18.50	50,000
$20.00	—
$29.24	—
$34.00	—
$37.70	12,500

Options exercisable at December 31, 2013	262,500

The weighted average fair value of options granted under the Plan was $9.52 in 2011 using a Black-Scholes option-pricing model and the following weighted average assumptions. There were no options granted under the Plan in 2013 or 2012.

2011
Dividend yield	0.0%
Expected volatility	55.21%
Risk-free interest rate	1.4%
Expected option life	6.2 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2013, 2012, and 2011:

Ranges of Exercise Prices	Outstanding at December 31, 2013	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	400,000	$18.03	7.8 years
$30.00 – $34.00	12,500	$37.70	1.8 years

Total	412,500

Ranges of Exercise Prices	Outstanding at December 31, 2012	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	400,000	$18.03	8.8 years
$20.00 – $29.99	19,293	$22.39	0.9 years
$30.00 – $34.00	45,450	$35.02	1.5 years

Total	464,743

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ranges of Exercise Prices	Outstanding at December 31, 2011	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$16.98 – $19.99	400,207	$18.03	9.8 years
$20.00 – $29.99	117,824	$23.41	6.5 years
$30.00 – $37.70	47,950	$35.11	2.0 years

Total	565,981

Restricted Shares

In addition to stock option awards, the Plan also provides for the issuance of restricted shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $2.1 million, $1.8 million and $1.2 million for 2013, 2012, and 2011, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $2.9 million at December 31, 2013, which will be recognized over a weighted average life of 1.8 years.

The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2010 (1)	534,325	248,623	782,948
2011	65,481	55,351	120,832
2012	29,675	50,885	80,560
2013	81,587	50,421	132,008

	711,068	405,280	1,116,348

(1)	Includes 122,603 shares that were purchased by key employees in 2003.

The following table summarizes the non-vested Restricted Shares activity for the years ended December 31, 2013, 2012, and 2011:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2011	65,945	$20.26
Shares issued	120,832	$21.12
Shares vested	(93,156)	$20.77
Shares forfeited	(67,605)	$20.25

Non-vested Restricted Shares at December 31, 2011	26,016	$18.29
Shares issued	80,560	$19.67
Shares vested	(68,649)	$19.99
Shares forfeited	(3,423)	$20.87

Non-vested Restricted Shares at December 31, 2012	34,504	$17.87
Shares issued	132,008	$22.78
Shares vested	(67,937)	$22.17
Shares forfeited	(454)	$22.13

Non-vested Restricted Shares at December 31, 2013	98,121	$21.48

Based on the terms of the Restricted Shares awards, all forfeited shares revert back to the Company.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company granted an aggregate of 65,481 Restricted Shares to key employees of the Company at a weighted average grant date fair value of $21.44 per share and an aggregate of 55,351 fully vested Director Restricted Shares, which are subject to certain restrictions, at a weighted average grant date fair value of $20.74 per share to non-employee Directors of the Company under the Plan. In 2011, the Company granted 17,799 Restricted Shares to key employees and 14,171 fully vested Director Restricted Shares to non-employee Directors of the Company out of shares previously forfeited. Included in the 65,481 are 54,233 Restricted Shares granted by the Company to key executives of the Company. Included in the 54,233 are 38,585 shares that were forfeited in 2011 and 15,648 shares that vest 100% on the first subsequent anniversary date of the award.

During 2012, the Company granted an aggregate of 29,675 Restricted Shares to key employees of the Company at a weighted average grant date fair value of $18.60 per share which vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. During 2012, the Company granted an aggregate of 50,885 fully vested Director Restricted Shares, which are subject to certain restrictions, at a weighted average grant date fair value of $20.29 per share to non-employee Directors of the Company under the Plan. The fully vested Director Restricted Shares were granted from shares previously forfeited.

During 2013, the Company granted an aggregate of 81,587 Restricted Shares to key employees of the Company at a weighted average grant date fair value of $22.13 per share which vest as follows:

•	50% of granted stock vests 33 1/3% on each subsequent anniversary date of the award for a period of three years.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During 2013, the Company awarded an aggregate of 50,421 fully vested Director Restricted Shares, which are subject to certain restrictions, at a weighted average grant date fair value of $23.83 per share to non-employee Directors of the Company under the Plan.

Included in the 50,421 are 18,838 A ordinary shares earned by the non-employee directors of the Company during 2013 which have a weighted average grant date fair value of $25.38 per share. These shares have not yet been granted but are considered issued and outstanding for purposes of this financial statement and are subject to shareholder approval of the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting.

Chief Executive Officer

Effective September 19, 2011, Cynthia Y. Valko was hired as the Company’s Chief Executive Officer as successor to Larry A. Frakes, who announced his retirement effective December 31, 2011 and, in accordance with his employment agreement, forfeited 31,178 time-based options and 124,709 performance-based options. During 2012, Mr. Frakes’ remaining 93,531 options expired.

Ms. Valko’s terms of employment included two equity components including the granting of 300,000 time-based stock options with a strike price equal to the closing price of the Company’s shares on the trading day preceding the start date, or $17.87 per share, and an annual bonus opportunity of which 50% shall be paid in restricted shares based on the market value of the Company’s shares as of December 31 of the subject bonus year. The time-based options vested 33 1/3% on December 31, 2012 and will vest 33 1/3% on December 31, 2013 and 2014 pending Board approval at the time of vesting. The restricted shares vest 33 1/3% on each anniversary of the subject bonus year. All equity components based on performance are subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

19.	Earnings (Loss) Per Share

Earnings (loss) per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2011, “Diluted” shares were the same as “Basic” shares since there was a net loss for that year.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2013	2012	2011
Net income (loss)	$61,690	$34,757	$(38,338)

Basic earnings (loss) per share:
Weighted average shares outstanding—basic	25,072,712	26,722,772	30,246,095

Net income (loss) per share	$2.46	$1.30	$(1.27)

Diluted earnings (loss) per share:
Weighted average shares outstanding—diluted	25,174,015	26,748,833	30,246,095

Net income (loss) per share	$2.45	$1.30	$(1.27)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2013	2012	2011
Weighted average shares for basic earnings per share	25,072,712	26,722,772	30,246,095
Non-vested restricted stock	53,876	17,474	—
Options	47,427	8,587	—

Weighted average shares for diluted earnings per share	25,174,015	26,748,833	30,246,095

If the Company had not incurred a loss in 2011, then 30,278,920 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 24,150 shares of non-vested restricted stock and 8,675 share equivalents for options and warrants.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2013, 2012 and 2011 do not include 12,500, 452,450 and 551,732 shares, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. In December, 2013, each of the U.S. insurance subsidiaries declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by their respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate of $200 million to Global Indemnity Group, Inc. Applying the current regulatory restrictions as of December 31, 2013, the maximum amount of distributions that could be paid after January 23, 2015 by the United National insurance companies and the Penn-America insurance companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million and $8.0 million, respectively. The Penn-America insurance companies limitation includes $2.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2013 ownership percentages.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on the standards currently adopted, the Company reported in its 2013 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Statutory capital and surplus, as of end of period (1)	$251,464	$413,303	$434,767
Statutory net income (loss)	31,781	10,813	30,792

(1)	Includes extraordinary dividend declared in 2013 for an aggregate of $200 million.

Wind River Reinsurance must also prepare annual statutory financial statements. The Bermuda Insurance Act 1978 (the “Insurance Act”) prescribes rules for the preparation and substance of these statutory financial statements which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Wind River Reinsurance’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

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

•	Under the Insurance Act, prepaid expenses and intangible assets are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Under the Insurance Act, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Wind River Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2013 statutory financial statements that will be filed in 2014, Wind River Reinsurance could pay a dividend of up to $236.0 million without requesting BMA approval. Wind River Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

21.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Wind River Reinsurance Company, Ltd.

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. The financial results of the Insurance Operations for 2013, 2012, and 2011 include the financial results for United National Casualty Insurance Company. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction will not have a significant impact on the ongoing business operations.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 5.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are tabulations of business segment information for the years ended December 31, 2013, 2012, and 2011. Corporate information is included to reconcile segment data to the consolidated financial statements.

2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$232,373		$58,350		$290,723

Net premiums written	$213,705		$58,279		$271,984

Net premiums earned	$196,302		$52,420		$248,722
Other income (loss)	5,795		(4)		5,791

Total revenue	202,097		52,416		254,513
Losses and Expenses:
Net losses and loss adjustment expenses	116,837		16,154		132,991
Acquisition costs and other underwriting expenses	87,360	(3)	18,291		105,651

Income (loss) from segments	(2,100)		$17,971		15,871

Unallocated items:
Net investment income					37,209
Net realized investment gains					27,412
Corporate and other operating expenses					(11,614)
Interest expense					(6,169)

Income before income taxes					62,709
Income tax expense					1,019

Net income					$61,690

Total assets	$1,264,306		$647,473	(4)	$1,911,779

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,026 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$201,790		$42,263		$244,053

Net premiums written	$177,832		$41,715		$219,547

Net premiums earned	$179,153		$59,709		$238,862
Other income (loss)	568		(726)		(158)

Total revenue	179,721		58,983		238,704
Losses and Expenses:
Net losses and loss adjustment expenses	118,515		35,113		153,628
Acquisition costs and other underwriting expenses	79,910	(3)	15,493		95,403

Income (loss) from segments	(18,704)		$8,377		(10,327)

Unallocated items:
Net investment income					47,557
Net realized investment gains					6,755
Corporate and other operating expenses					(9,691)
Interest expense					(5,393)

Income before income taxes					28,901
Income tax benefit					(5,856)

Net income					$34,757

Total assets	$1,259,083		$644,620	(4)	$1,903,703

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $936 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$229,148		$78,755		$307,903

Net premiums written	$202,317		$78,253		$280,570

Net premiums earned	$216,549		$81,305		$297,854
Other income	12,138		443		12,581

Total revenue	228,687		81,748		310,435
Losses and Expenses:
Net losses and loss adjustment expenses	188,358		90,326		278,684
Acquisition costs and other underwriting expenses	94,675	(3)	26,816		121,491

Loss from segments	$(54,346)		$(35,394)		(89,740)

Unallocated items:
Net investment income					53,112
Net realized investment gains					21,473
Corporate and other operating expenses					(13,973)
Interest expense					(6,476)

Loss before income taxes					(35,604)
Income tax expense					2,787

Loss before equity in net income of partnerships					(38,391)
Equity in net income of partnerships, net of tax					53

Net loss					$(38,338)

Total assets	$1,437,616		$635,300	(4)	$2,072,916

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,125 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

22.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and cash interest for 2013, 2012, and 2011:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Federal income taxes recovered	$7,613	$38	$—
Federal income taxes paid	162	265	5,025
Interest paid	7,678	5,895	6,900

23.	New Accounting Pronouncements

In February, 2013, the FASB issued new accounting guidance surrounding other comprehensive income. The new guidance requires additional disclosure surrounding amounts reclassified out of accumulated other comprehensive by component. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2013 and 2012 quarterly performance is as follows:

	Year Ended December 31, 2013
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$55,996	$58,671	$64,469	$69,586
Net investment income	10,034	9,765	8,486	8,924
Net realized investment gains (losses)	5,757	2,806	1,641	17,208
Net losses and loss adjustment expenses	31,788	34,924	35,483	30,796
Acquisition costs and other underwriting expenses	24,477	24,472	28,028	28,674
Income (loss) before income taxes	12,058	8,440	5,056	37,155
Net income (loss)	12,365	8,664	6,948	33,713
Per share data—Diluted:
Net income (loss)	$0.49	$0.34	$0.28	$1.34

	Year Ended December 31, 2012
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$64,470	$57,859	$55,329	$61,204
Net investment income	11,417	11,071	14,777	10,292
Net realized investment gains (losses)	1,761	1,941	3,211	(158)
Net losses and loss adjustment expenses	42,009	36,158	35,407	40,054
Acquisition costs and other underwriting expenses	23,167	23,760	23,223	25,253
Income (loss) before income taxes	8,154	7,107	11,484	2,156
Net income (loss) (1)	10,862	9,604	9,913	4,378
Per share data—Diluted:
Net income (loss)	$0.38	$0.35	$0.39	$0.17

(1)	Results for the fourth quarter of 2012 include the impact of an out-of-period adjustment which reduced net income by $1.6 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2013. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2013. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2013, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 83.

Changes in Internal Control over Financial Reporting

The Company has added, deleted, or modified certain of its internal controls over financial reporting during 2013. However, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders.

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 82 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 82 are filed as part of this report.

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Global Indemnity plc (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2013 (File No. 001-34809)).

3.2	Certificate of Incorporation of Global Indemnity plc, an Irish public limited company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003) (File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.5*	Amendment No. 3 to the Management Agreement, dated as of April 10, 2011, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34809)).

Exhibit No.	Description

10.6*	Amended and Restated Management Agreement, dated as of October 31, 2013, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.7*	Reaffirmation Agreements, dated as of October 31, 2013, provided by each of United America Indemnity, Ltd., Wind River Reinsurance Company, Ltd., and Global Indemnity Group, Inc. reaffirming the March 15, 2011 Guaranty Agreements (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.8*	Global Indemnity plc Share Incentive Plan, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.9*	Amendment to Global Indemnity plc Share Incentive Plan dated July 2, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.10*	Deed Poll of Assumption for United America Indemnity, Ltd. Share Incentive Plan by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.11*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.12*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.13*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.14*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.15*	Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 001-34809)).

10.16*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.17*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.18*	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated herein by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

Exhibit No.	Description

10.19*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.20*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.21*	Description of Employment Arrangement with Cynthia Y. Valko, dated September 12, 2011 (incorporated herein by reference to exhibit 10.28 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011dated September 5, 2012 (File No. 001-34809)).

10.22*	Description of Employment Arrangement with Joseph R. Lebens, dated December 6, 2011 (incorporated herein by reference to exhibit 10.29 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011dated September 5, 2012 (File No. 001-34809)).

10.23	Amended and Restated Institutional Account Agreement dates as of June 7, 2013 (incorporated herein by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34809)).

21.1+	List of Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC

By:	/s/ CYNTHIA Y. VALKO
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 14, 2014.

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

GLOBAL INDEMNITY PLC

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2013
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States Government and government agencies and authorities	$78,510	$81,674	$81,674
States, municipalities, and political subdivisions	178,705	180,936	180,936
Mortgage-backed and asset-backed securities	450,826	452,321	452,321
Public utilities	30,242	30,867	30,867
All other corporate bonds	449,402	458,566	458,566

Total fixed maturities	1,187,685	1,204,364	1,204,364

Equity securities:
Common stocks:
Public utilities	7,051	8,460	8,460
Industrial and miscellaneous	184,374	245,610	245,610

Total equity securities	191,425	254,070	254,070

Total investments	$1,379,110	$1,458,434	$1,458,434

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	As of December 31, 2013	As of December 31, 2012
ASSETS
Cash and cash equivalents	$1,746	$1,744
Equity in unconsolidated subsidiaries (1)	982,396	933,989
Other assets	683	1,004

Total assets	$984,825	$936,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Intercompany notes payable (1)	$108,000	$108,000
Due to affiliates(1)	139	19,554
Other liabilities	3,351	2,510

Total liabilities	111,490	130,064

Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,200,406 and 16,087,939, respectively; A ordinary shares outstanding: 13,141,035 and 13,030,938, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Deferred shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding (1)	55	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	516,653	512,304
Accumulated other comprehensive income, net of tax	54,028	53,350
Retained earnings	403,861	342,171
A ordinary shares in treasury, at cost: 3,059,371 and 3,057,001 shares, respectively	(101,265)	(101,210)

Total shareholders’ equity	873,335	806,673

Total liabilities and shareholders’ equity	$984,825	$936,737

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Total revenues	$—	$—	$—
Expenses:
Intercompany interest expense (1)	1,296	918	29
Other expenses	3,848	4,169	9,909

Loss before equity in earnings (loss) of unconsolidated subsidiaries	(5,144)	(5,087)	(9,938)
Equity in earnings (loss) of unconsolidated subsidiaries (1)	66,834	39,844	(28,400)

Net income (loss)	61,690	34,757	(38,338)

Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	678	13,176	(17,037)

Other comprehensive income (loss), net of tax	678	13,176	(17,037)

Comprehensive income (loss), net of tax	$62,368	$47,933	$(55,375)

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash provided by operating activities	$57	$6,011	$305

Cash flows from financing activities:
Excess tax expense from share-based compensation plan	—	—	(132)
Purchases of A ordinary shares	(55)	(82,959)	(29,532)
Issuance of intercompany note payable (1)	—	68,900	39,100

Net cash provided by (used for) financing activities	(55)	(14,059)	9,436

Net change in cash and equivalents	2	(8,048)	9,741
Cash and cash equivalents at beginning of period	1,744	9,792	51

Cash and cash equivalents at end of period	$1,746	$1,744	$9,792

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

Supplemental Non-Cash Disclosure:

During the year ended December 31, 2013, the Company received a non-cash dividend of $19.1 million from one of its subsidiaries which was used to repay intercompany balances due.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2013:
Insurance Operations	$19,036	$678,381	$100,791	$—
Reinsurance Operations	3,141	101,085	15,838	—
At December 31, 2012:
Insurance Operations	$16,235	$764,737	$84,130	$—
Reinsurance Operations	2,030	114,377	9,984	—
At December 31, 2011:
Insurance Operations	$16,305	$854,381	$86,062	$—
Reinsurance Operations	5,259	116,996	27,979	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2013:
Insurance Operations	$196,302	$116,837	$44,115	$213,705
Reinsurance Operations	52,420	16,154	9,672	58,279

Total	$248,722	$132,991	$53,787	$271,984

For the year ended December 31, 2012:
Insurance Operations	$179,153	$118,515	$38,177	$177,832
Reinsurance Operations	59,709	35,113	10,675	41,715

Total	$238,862	$153,628	$48,852	$219,547

For the year ended December 31, 2011:
Insurance Operations	$216,549	$188,358	$55,754	$202,317
Reinsurance Operations	81,305	90,326	22,370	78,253

Total	$297,854	$278,684	$78,124	$280,570

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2013	$37,209	$11,614
For the year ended December 31, 2012	$47,557	$9,691
For the year ended December 31, 2011	$53,112	$13,973

GLOBAL INDEMNITY PLC

SCHEDULE IV—REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2013:
Property & Liability Insurance	$215,713	$19,485	$52,494	$248,722	21.1%
For the year ended December 31, 2012:
Property & Liability Insurance	$203,587	$25,118	$60,393	$238,862	25.3%
For the year ended December 31, 2011:
Property & Liability Insurance	$247,816	$31,882	$81,920	$297,854	27.5%

GLOBAL INDEMNITY PLC

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2013:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,338	$444	$—	$—	$1,782
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,010	—	—	—	9,010
For the year ended December 31, 2012:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,476	$(138)	$—	$—	$1,338
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	10,022	(1,012)	—	—	9,010
For the year ended December 31, 2011:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,237	$239	$—	$—	$1,476
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	12,743	(2,721)	—	—	10,022

GLOBAL INDEMNITY PLC

SCHEDULE VI—SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2013	$22,177	$779,466	$6,000	$116,629
As of December 31, 2012	18,265	879,114	8,000	94,114
As of December 31, 2011	21,564	971,377	10,000	114,041

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2013	$248,722	$37,209	$140,873	$(7,882)	$53,787	$184,564	$271,984
For the year ended December 31, 2012	238,862	47,557	149,183	4,445	48,852	202,786	219,547
For the year ended December 31, 2011	297,854	53,112	275,284	3,400	78,124	236,507	280,570

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.