Form 10-Q
period 2014-03-31
Global Indemnity plc
filed 2014-05-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐;	Accelerated filer	☒;

Non-accelerated filer	☐;	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2014, the registrant had outstanding 13,233,411 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,180,713 and $1,187,685)	$1,196,858	$1,204,364
Equity securities:
Available for sale, at fair value (cost: $197,088 and $191,425)	257,940	254,070
Other invested assets:
Available for sale, at fair value (cost: $5,167 and $3,065)	5,364	3,489

Total investments	1,460,162	1,461,923

Cash and cash equivalents	99,223	105,492
Premiums receivable, net	57,853	49,888
Reinsurance receivables, net	198,967	197,887
Funds held by ceding insurers	23,764	18,662
Federal income taxes receivable	422	—
Deferred federal income taxes	6,444	4,206
Deferred acquisition costs	24,237	22,177
Intangible assets	17,901	17,990
Goodwill	4,820	4,820
Prepaid reinsurance premiums	4,840	5,199
Receivable for securities sold	—	723
Other assets	25,456	22,812

Total assets	$1,924,089	$1,911,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$779,047	$779,466
Unearned premiums	121,588	116,629
Federal income taxes payable	—	1,595
Ceded balances payable	2,719	5,177
Contingent commissions	11,819	12,677
Payable for securities purchased	6,595	—
Margin borrowing facility	100,000	100,000
Other liabilities	21,520	22,955

Total liabilities	1,043,288	1,038,499

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,298,226 and 16,200,406, respectively; A ordinary shares outstanding: 13,233,411 and 13,141,035, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	517,466	516,653
Accumulated other comprehensive income, net of taxes	52,052	54,028
Retained earnings	412,684	403,861
A ordinary shares in treasury, at cost: 3,064,815 and 3,059,371 shares, respectively	(101,404)	(101,265)

Total shareholders’ equity	880,801	873,280

Total liabilities and shareholders’ equity	$1,924,089	$1,911,779

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2014	2013
Revenues:

Gross premiums written	$77,197	$74,939

Net premiums written	$72,861	$71,478

Net premiums earned	$67,544	$55,996
Net investment income	8,284	10,034
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(25)	(43)
Other net realized investment gains	(788)	5,800

Total net realized investment gains (losses)	(813)	5,757
Other income	168	54

Total revenues	75,183	71,841

Losses and Expenses:
Net losses and loss adjustment expenses	38,572	31,788
Acquisition costs and other underwriting expenses	26,485	24,477
Corporate and other operating expenses	2,961	2,345
Interest expense	191	1,173

Income before income taxes	6,974	12,058
Income tax benefit	(1,849)	(307)

Net income	$8,823	$12,365

Per share data:

Net income
Basic	$0.35	$0.49

Diluted	$0.35	$0.49

Weighted-average number of shares outstanding
Basic	25,122,812	25,055,116

Diluted	25,278,907	25,099,044

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2014	2013

Net income	$8,823	$12,365

Other comprehensive income (loss), net of taxes:
Unrealized holding gains	2,041	11,310
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1)	(1)
Recognition of previously unrealized holding gains	(4,032)	(3,828)
Unrealized foreign currency translation gains ( losses)	16	(32)

Other comprehensive income (loss), net of taxes	(1,976)	7,449

Comprehensive income, net of taxes	$6,847	$19,814

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2014	Year Ended December 31, 2013
Number of A ordinary shares issued:
Number at beginning of period	16,200,406	16,087,939
Ordinary shares issued under share incentive plans	88,892	74,400
Ordinary shares issued to directors	8,928	38,067

Number at end of period	16,298,226	16,200,406

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$516,653	$512,304
Share compensation plans	813	4,349

Balance at end of period	$517,466	$516,653

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$54,028	$53,350
Other comprehensive income:
Change in unrealized holding gains	(1,991)	514
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	1
Unrealized foreign currency translation losses	16	163

Other comprehensive income (loss)	(1,976)	678

Balance at end of period	$52,052	$54,028

Retained earnings:
Balance at beginning of period	$403,861	$342,171
Net income	8,823	61,690

Balance at end of period	$412,684	$403,861

Number of treasury shares:
Number at beginning of period	3,059,371	3,057,001
A ordinary shares purchased	5,444	2,370

Number at end of period	3,064,815	3,059,371

Treasury shares, at cost:
Balance at beginning of period	$(101,265)	$(101,210)
A ordinary shares purchased, at cost	(139)	(55)

Balance at end of period	$(101,404)	$(101,265)

Total shareholders’ equity	$880,801	$873,280

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,823	$12,365
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	—	12
Amortization and depreciation	895	192
Restricted stock and stock option expense	813	1,222
Deferred federal income taxes	(1,643)	294
Amortization of bond premium and discount, net	1,848	1,407
Net realized investment (gains) losses	813	(5,757)
Changes in:
Premiums receivable, net	(7,965)	4,784
Reinsurance receivables, net	(1,080)	2,143
Funds held by ceding insurers	(5,102)	(16,354)
Unpaid losses and loss adjustment expenses	(419)	(14,947)
Unearned premiums	4,959	14,264
Ceded balances payable	(2,458)	(1,358)
Other assets and liabilities, net	(5,606)	(3,527)
Contingent commissions	(858)	(1,737)
Federal income tax receivable/payable	(2,017)	(649)
Deferred acquisition costs, net	(2,060)	(3,996)
Prepaid reinsurance premiums	359	1,219

Net cash used for operating activities	(10,698)	(10,423)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	95,289	92,513
Proceeds from sale of equity securities	10,702	20,699
Proceeds from maturity of fixed maturities	32,095	9,545
Amount held in connection with derivatives	(5,636)	—
Purchases of fixed maturities	(113,406)	(127,321)
Purchases of equity securities	(12,375)	(20,136)
Purchases of other invested assets	(2,101)	(10)

Net cash provided by (used for) investing activities	4,568	(24,710)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	—	22
Purchase of A ordinary shares	(139)	(28)

Net cash used for financing activities	(139)	(6)

Net change in cash and cash equivalents	(6,269)	(35,139)
Cash and cash equivalents at beginning of period	105,492	104,460

Cash and cash equivalents at end of period	$99,223	$69,321

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2014 and 2013 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2014
Fixed maturities:
U.S. treasury and agency obligations	$78,194	$3,134	$(139)	$81,189	$—
Obligations of states and political subdivisions	177,223	4,265	(1,146)	180,342	—
Mortgage-backed securities	218,786	3,961	(2,123)	220,624	(4)
Asset-backed securities	183,471	1,258	(168)	184,561	(17)
Commercial mortgage-backed securities	55,781	50	(402)	55,429	—
Corporate bonds and loans	389,483	6,771	(450)	395,804	—
Foreign corporate bonds	77,775	1,204	(70)	78,909	—

Total fixed maturities	1,180,713	20,643	(4,498)	1,196,858	(21)
Common stock	197,088	62,100	(1,248)	257,940	—
Other invested assets	5,167	282	(85)	5,364	—

Total	$1,382,968	$83,025	$(5,831)	$1,460,162	$(21)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2013
Fixed maturities:
U.S. treasury and agency obligations	$78,510	$3,330	$(166)	$81,674	$—
Obligations of states and political subdivisions	178,705	4,472	(2,241)	180,936	—
Mortgage-backed securities	228,550	4,219	(2,859)	229,910	(5)
Asset-backed securities	167,454	1,210	(228)	168,436	(19)
Commercial mortgage-backed securities	54,822	9	(856)	53,975	—
Corporate bonds and loans	426,872	9,112	(592)	435,392	—
Foreign corporate bonds	52,772	1,269	—	54,041	—

Total fixed maturities	1,187,685	23,621	(6,942)	1,204,364	(24)
Common stock	191,425	63,281	(636)	254,070	—
Other invested assets	3,065	424	—	3,489	—

Total	$1,382,175	$87,326	$(7,578)	$1,461,923	$(24)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at March 31, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$123,488	$125,293
Due in one year through five years	505,853	517,147
Due in five years through ten years	67,611	68,094
Due in ten years through fifteen years	4,405	4,761
Due after fifteen years	21,318	20,949
Mortgage-backed securities	218,786	220,624
Asset-backed securities	183,471	184,561
Commercial mortgage-backed securities	55,781	55,429

Total	$1,180,713	$1,196,858

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2014:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
US treasury and agency obligations	$6,272	$(139)	$—	$—	$6,272	$(139)
Obligations of states and political subdivisions	50,565	(852)	9,862	(294)	60,427	(1,146)
Mortgage-backed securities	95,564	(1,987)	3,087	(136)	98,651	(2,123)
Asset-backed securities	33,307	(167)	2,703	(1)	36,010	(168)
Commercial mortgage-backed securities	29,721	(402)	—	—	29,721	(402)
Corporate bonds and loans	76,933	(450)	—	—	76,933	(450)
Foreign corporate bonds	20,681	(70)	—	—	20,681	(70)

Total fixed maturities	313,043	(4,067)	15,652	(431)	328,695	(4,498)
Common stock	22,501	(1,233)	134	(15)	22,635	(1,248)
Other invested assets	1,993	(85)	—	—	1,993	(85)

Total	$337,537	$(5,385)	$15,786	$(446)	$353,323	$(5,831)

GLOBAL INDEMNITY PLC

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY PLC

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other than temporary. If the impairment is deemed to be other than temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses is recorded in other comprehensive income, net of taxes.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations - As of March 31, 2014, gross unrealized losses related to U.S. treasury and agency obligations were $0.139 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA+. Extensive macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions - As of March 31, 2014, gross unrealized losses related to obligations of states and political subdivisions were $1.146 million. Of this amount, $0.294 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) - As of March 31, 2014, gross unrealized losses related to mortgage-backed securities were $2.123 million. Of this amount, $0.136 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of March 31, 2014, gross unrealized losses related to asset backed securities were $0.168 million. Of this amount, $0.001 million have been in an unrealized loss position for twelve months or greater and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.9. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

GLOBAL INDEMNITY PLC

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2014, gross unrealized losses related to the CMBS portfolio were $0.402 million. All unrealized losses have been in an unrealized loss position for less than twelve months. All of these securities are rated AA or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 31.1. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds and loans - As of March 31, 2014, gross unrealized losses related to corporate bonds and loans were $0.450 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated investment grade. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds - As of March 31, 2014, gross unrealized losses related to foreign bonds were $0.070 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated investment grade. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock - As of March 31, 2014, gross unrealized losses related to common stock were $1.248 million. Of this amount, $0.015 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

Other invested assets - As of March 31, 2014, gross unrealized losses related to other invested assets were $0.085 million. All securities have been in an unrealized loss position for less than twelve months.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2014 and 2013:

(Dollars in thousands)	Quarters Ended March 31,
	2014	2013
Fixed maturities:
OTTI losses, gross	$(25)	$(43)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—

Net impairment losses on fixed maturities recognized in earnings	(25)	(43)
Equity securities	—	—

Total	$(25)	$(43)

GLOBAL INDEMNITY PLC

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters ended March 31, 2014 and 2013 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended March 31,
	2014	2013

Balance at beginning of period	$54	$86
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—

Balance at end of period	$54	$86

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Net unrealized gains (losses) from:
Fixed maturities	$16,145	$16,679
Common stock	60,852	62,645
Other	(60)	184
Deferred taxes	(24,885)	(25,480)

Accumulated other comprehensive income, net of tax	$52,052	$54,028

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarter ended March 31, 2014 and 2013:

Quarter Ended March 31, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$53,950	$78	$54,028

Other comprehensive income before reclassification	2,027	29	2,056

Amounts reclassified from accumulated other comprehensive income	(4,019)	(13)	(4,032)

Other comprehensive income (loss)	(1,992)	16	(1,976)

Ending balance	$51,958	$94	$52,052

GLOBAL INDEMNITY PLC

Quarter Ended March 31, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$53,435	$(85)	$53,350

Other comprehensive income before reclassification	11,366	(89)	11,277

Amounts reclassified from accumulated other comprehensive income	(3,885)	57	(3,828)

Other comprehensive income (loss)	7,481	(32)	7,449

Ending balance	$60,916	$(117)	$60,799

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2014 and 2013 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2014	2013

Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(5,534)	$(5,888)

	Other than temporary impairment losses on investments	25	43

	Total before tax	(5,509)	(5,845)

	Income tax benefit	1,490	1,960

	Net of tax	$(4,019)	$(3,885)

Foreign Currency Items	Other net realized investment gains	$(20)	$88

	Income tax benefit	7	(31)

	Net of tax	$(13)	$57

Total reclassifications	Net of tax	$(4,032)	$(3,828)

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

The components of net realized investment gains for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013

Fixed maturities:
Gross realized gains	$1,671	$386
Gross realized losses	(131)	(56)

Net realized gains (losses)	1,540	330

Common stock:
Gross realized gains	4,007	5,481
Gross realized losses	(18)	(54)

Net realized gains (losses)	3,989	5,427

Derivatives:
Gross realized gains	—	—
Gross realized losses	(6,342)	—

Net realized gains (losses)	(6,342)	—

Total net realized investment gains (losses)	$(813)	$5,757

The proceeds from sales of available for sale securities resulting in net realized investment gains for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013

Fixed maturities	$95,289	$92,513
Equity securities	10,702	20,699

GLOBAL INDEMNITY PLC

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013

Fixed maturities	$7,255	$9,827
Equity securities	2,140	1,292
Cash and cash equivalents	18	50
Other invested assets	—	—

Total investment income	9,413	11,169
Investment expense	(1,129)	(1,135)

Net investment income	$8,284	$10,034

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013

Net investment income	$8,284	$10,034

Net realized investment gains (losses)	(813)	5,757
Net unrealized investment gains (losses)	(2,571)	12,854

Net investment return	(3,384)	18,611

Total investment return	$4,900	$28,645

Total investment return % (1)	0.3%	1.9%

Average investment portfolio (2)	$1,560,464	$1,534,743

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

GLOBAL INDEMNITY PLC

Insurance Enhanced Municipal Bonds

As of March 31, 2014, the Company held insurance enhanced municipal bonds of approximately $26.5 million, which represented approximately 1.7% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $2.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $1.2 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $23.6 million of insurance enhanced municipal bonds, $15.0 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance

AAA	$8,842	$—
AA	—	8,842
A	6,187	6,187

Total	$15,029	$15,029

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2014, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

Ambac Financial Group	$2,283	$1,223	$—	$1,060
Assured Guaranty Corporation	9,050	—	—	9,050
Municipal Bond Insurance Association	4,007	—	—	4,007
Gov’t National Housing Association	672	—	672	—
Permanent School Fund Guaranty	8,842	—	8,842	—

Total backed by financial guarantors	24,854	1,223	9,514	14,117
Other credit enhanced municipal bonds	1,685	1,685	—	—

Total	$26,539	$2,908	$9,514	$14,117

In addition to the $26.5 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $14.2 million, which represented approximately 0.9% of the Company’s total invested assets net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $14.2 million of insurance enhanced asset-backed and credit securities include Municipal Bond Insurance Association ($6.8 million), Ambac ($1.0 million), and Assured Guaranty Corporation ($6.4 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2014.

GLOBAL INDEMNITY PLC

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangement, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of March 31, 2014 and December 31, 2013:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2014	December 31, 2013

On deposit with governmental authorities	$35,992	$36,176
Intercompany trusts held for the benefit of U.S. policyholders	495,917	584,683
Held in trust pursuant to third party requirements	124,026	129,339
Letter of credit held for third party requirements	3,293	—
Securities held as collateral for borrowing arrangements (a)	120,414	120,937

Total	$779,642	$871,135

(a)	Amount required to collateralize margin borrowing facility.

3.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. As of March 31, 2014, the Company posted collateral of $4.9 million which is included in other assets on the consolidated balance sheets.

GLOBAL INDEMNITY PLC

The Company accounts for its interest rate swaps in accordance with accounting guidance under Financial Accounting Standards Codification (“ASC”) section 815, Derivatives and Hedging. The Company has designated the interest rate swaps as non-hedge instruments. Accordingly, the Company recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains in the consolidated statement of operations. The estimated fair value of the interest rate swaps, which is primarily derived from the forward interest rate curve, is based on the valuation received from a third party financial institution.

The following table summarizes information on the location and amount of the derivatives’ fair value on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)		March 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate swap agreements	Other liabilities	$200,000	$(3,266)	—	—
Interest rate swap agreements	Other assets	—	—	$200,000	$1,668

The following table summarizes the net losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2014 and 2013:

		Quarter Ended March 31,
(Dollars in thousands)	Statement of Operations Line	2014	2013

Interest rate swap agreements	Net realized investment gains (losses)	$(6,342)	N/A

4.	Fair Value Measurements

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

GLOBAL INDEMNITY PLC

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
U.S. treasury and agency obligations	$68,895	$12,294	$—	$81,189
Obligations of states and political subdivisions	—	180,342	—	180,342
Mortgage-backed securities	—	220,624	—	220,624
Commercial mortgage-backed securities	—	55,429	—	55,429
Asset-backed securities	—	184,561	—	184,561
Corporate bonds and loans	—	395,804	—	395,804
Foreign corporate bonds	—	78,909	—	78,909

Total fixed maturities	68,895	1,127,963	—	1,196,858
Common stock	257,940	—	—	257,940
Other invested assets	—	—	5,364	5,364

Total assets measured at fair value	$326,835	$1,127,963	$5,364	$1,460,162

Liabilities:
Derivative instruments	$—	$3,266	$—	$3,266

Total liabilities measured at fair value	$—	$3,266	$—	$3,266

As of December 31, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
U.S. treasury and agency obligations	$71,294	$10,380	$—	$81,674
Obligations of states and political subdivisions	—	180,936	—	180,936
Mortgage-backed securities	—	229,910	—	229,910
Commercial mortgage-backed securities	—	53,975	—	53,975
Asset-backed securities	—	168,436	—	168,436
Corporate bonds and loans	—	435,392	—	435,392
Foreign corporate bonds	—	54,041	—	54,041

Total fixed maturities	71,294	1,133,070	—	1,204,364
Common stock	254,070	—	—	254,070
Other invested assets	—	—	3,489	3,489
Derivative instruments	—	1,668	—	1,668

Total assets measured at fair value	$325,364	$1,134,738	$3,489	$1,463,591

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

GLOBAL INDEMNITY PLC

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2014 or 2013.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2014 and 2013:

(Dollars in thousands)	Quarters Ended March 31,
	2014	2013

Beginning balance	$3,489	$3,132
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	(226)	(37)
Purchases	2,101	10
Sales	—	—

Ending balance	$5,364	$3,105

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at March 31, 2014 and December 31, 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment

Equity Fund, LP (1)	$3,371	$2,465	$3,489	$2,490
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	1,993	48,007	—	—

Total	$5,364	$50,472	$3,489	$2,490

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships which are measured utilizing net asset values as a practical expedient. One vendor provides prices for equity securities and all fixed maturity categories.

GLOBAL INDEMNITY PLC

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

During the quarters ended March 31, 2014 and 2013, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 29.22% in the Duchy of Luxembourg, and 25.0% on non-trading income, 33.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and discrete items such as limited partnership distributions, and then that amount is added to income taxes on net realized gains and losses and discrete items.

GLOBAL INDEMNITY PLC

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Wind River Reinsurance and the Insurance Operations, for the quarters ended March 31, 2014 and 2013 were as follows:

Quarter Ended March 31, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$49,999	$52,992	$(25,794)	$77,197

Net premiums written	$49,999	$22,862	$—	$72,861

Net premiums earned	$42,354	$25,190	$—	$67,544
Net investment income	7,651	5,420	(4,787)	8,284
Net realized investment gains	1,252	(2,065)	—	(813)
Other income	2	166	—	168

Total revenues	51,259	28,711	(4,787)	75,183
Losses and Expenses:
Net losses and loss adjustment expenses	19,958	18,614	—	38,572
Acquisition costs and other underwriting expenses	17,794	8,691	—	26,485
Corporate and other operating expenses	1,367	1,594	—	2,961
Interest expense	240	4,738	(4,787)	191

Income before income taxes	$11,900	$(4,926)	$—	$6,974

Quarter Ended March 31, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$48,683	$51,088	$(24,832)	$74,939

Net premiums written	$48,682	$22,796	$—	$71,478

Net premiums earned	$34,394	$21,602	$—	$55,996
Net investment income	9,648	5,250	(4,864)	10,034
Net realized investment gains	247	5,510	—	5,757
Other income	(27)	81	—	54

Total revenues	44,262	32,443	(4,864)	71,841
Losses and Expenses:
Net losses and loss adjustment expenses	16,350	15,438	—	31,788
Acquisition costs and other underwriting expenses	15,148	9,329	—	24,477
Corporate and other operating expenses	1,275	1,070	—	2,345
Interest expense	317	5,720	(4,864)	1,173

Income before income taxes	$11,172	$886	$—	$12,058

The following table summarizes the components of income tax (benefit):

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013
Current income tax expense (benefit):
Foreign	$64	$37
U.S. Federal	(270)	(638)

Total current income tax expense (benefit)	(206)	(601)

Deferred income tax expense (benefit):
U.S. Federal	(1,643)	294

Total deferred income tax expense (benefit)	(1,643)	294

Total income tax expense (benefit)	$(1,849)	$(307)

GLOBAL INDEMNITY PLC

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
(Dollars in thousands)	2014		2013
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$(1,662)	(23.8%)	$347	2.9%
Adjustments:
Tax exempt interest	(215)	(3.1)	(295)	(2.4)
Dividend exclusion	(478)	(6.9)	(252)	(2.1)
Effective tax rate adjustment	501	7.2	(109)	(0.9)
Other	5	0.1	2	(0.1)

Income tax expense (benefit)	$(1,849)	(26.5%)	$(307)	(2.6%)

The effective income tax benefit rate for the quarter ended March 31, 2014 was 26.5%, compared to an effective income tax benefit rate of 2.6% for the quarter ended March 31, 2013. The increase in the effective tax benefit rate is primarily due to the capital loss on the Company’s derivative instrument in 2014. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax benefit rate of 26.5% and 2.6% for the quarters ended March 31, 2014 and 2013, respectively, differed from the weighted average expected income tax benefit rate of 23.8% and weighted average income tax expense rate of 2.9% for the quarters ended March 31, 2014 and 2013, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

The Company had an alternative minimum tax credit carry forward of $9.9 million as of March 31, 2014 and December 31, 2013 which can be carried forward indefinitely. The company has a net operating loss (“NOL”) carryforward of $1.2 million as of March 31, 2014 and December 31, 2013 that expires in 2032.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013

Balance at beginning of period	$779,466	$879,114
Less: Ceded reinsurance receivables	192,491	240,546

Net balance at beginning of period	586,975	638,568

Incurred losses and loss adjustment expenses related to:
Current year	40,666	34,458
Prior years	(2,094)	(2,670)

Total incurred losses and loss adjustment expenses	38,572	31,788

Paid losses and loss adjustment expenses related to:
Current year	8,212	5,133
Prior years	33,821	39,015

Total paid losses and loss adjustment expenses	42,033	44,148

Net balance at end of period	583,514	626,208
Plus: Ceded reinsurance receivables	195,533	237,959

Balance at end of period	$779,047	$864,167

GLOBAL INDEMNITY PLC

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2014, the Company reduced its prior accident year loss reserves by $2.1 million, which consisted of a $2.0 million decrease related to Insurance Operations and a $0.1 million decrease related to Reinsurance Operations.

The $2.0 million decrease related to Insurance Operations primarily consisted of the following:

•	General Liability: A $0.9 million decrease primarily driven by better than expected experience in the active general liability lines in accident years 2005 to 2011 offset by strengthening of environmental losses.

•	Professional Liability: A $1.8 million decrease primarily driven by better than expected experience in the runoff of the professional liability lines in accident years 2005 to 2011.

•	Other lines: increased $0.7 million mainly in the 2011 accident year due to higher than expected emergence for discontinued lines. As a result, management increased loss reserves.

The $0.1 million decrease related to Reinsurance Operations is primarily related to a reduction in accident years 2010 to 2013 for property treaties.

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

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2014:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)

January 1-31, 2014	3,644	(3)	$25.30	—	$16,857,963
February 1-28, 2014	362	(3)	$24.00	—	$16,857,963
March 1-31, 2014	1,438	(3)	$26.23	—	$16,857,963

Total	5,444		$25.46	—

(1)	Based on settlement date.
(2)	Approximate dollar value of shares that may yet be purchased is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

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

GLOBAL INDEMNITY PLC

(1)	Based on settlement date.
(2)	Approximate dollar value of shares that may yet be purchased is as of the last date of the applicable month.
(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2013 Annual Report on Form 10-K for more information on the Company’s repurchase program.

8.	Related Party Transactions

Fox Paine & Company

As of March 31, 2014, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares beneficially held by Fox Paine of the Company for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of March 31, 2014 and December 31, 2013, Wind River Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.4 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received from the limited partnership during the first quarter of 2014 or 2013.

The Company incurred management fees of $0.5 million and $0.4 million during the quarters ended March 31, 2014 and 2013, respectively, as part of the annual management fee that is paid to Fox Paine.

Cozen O’Connor

The Company incurred $0.03 million and $0.02 million for legal services rendered by Cozen O’Connor during the quarters ended March 31, 2014 and 2013, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

During each of the quarters ended March 31, 2014 and 2013, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013

Assumed earned premium	$1,014	$354
Assumed losses and loss adjustment expenses	304	89

GLOBAL INDEMNITY PLC

Net balances due to Wind River Reinsurance under this agreement are as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Net receivable balance	$2,175	$3,337

9.	Commitments and Contingencies

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

On February 9, 2014, the Company’s Board of Directors adopted, subject to shareholder approval, the Global Indemnity plc Share Incentive Plan (the “Plan”). If the Plan is approved by the Company’s shareholders, all officer, employee, consultant and non-employee director equity grants after the Annual General Meeting will be from the Plan. The Global Indemnity plc 2003 Share Incentive Plan expired pursuant to its terms on September 5, 2013 (the “2003 Share Incentive Plan”).

Options

During the quarter ended March 31, 2014, the Company awarded 25,000 Time-Based Options under the Plan. The Time-Based Options vest in February, 2017. No stock options were granted during the quarter ended March 31, 2013.

Restricted Shares

During the quarter ended March 31, 2014, key employees of the Company earned 90,023 A ordinary shares, with a weighted average grant date value of $25.30 per share. These shares have not yet been granted but are considered issued and outstanding for purposes of this financial statement and are subject to shareholder approval of the Company’s revised Plan at the Company’s 2014 annual shareholder meeting.

During the quarter ended March 31, 2013, the Company issued 81,587 A ordinary shares, at a weighted average grant date value of $22.13 per share, to key employees under the 2003 Share Incentive Plan.

These shares issued in 2014 and 2013 vest as follows:

•	50% of granted stock vests 33 1/3% on each subsequent anniversary date of the award for a period of three years.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the quarter ended March 31, 2014, non-employee directors of the Company earned 8,928 A ordinary shares, with a weighted average grant date value of $26.34 per share. These shares have not yet been granted but are considered issued and outstanding for purposes of this financial statement and are subject to shareholder approval of the Company’s revised Plan at the Company’s 2014 annual shareholder meeting. During the quarter ended March 31, 2013, the Company issued 11,900 A ordinary shares, at a weighted average grant date value of $22.13 per share, to non-employee directors of the Company under the 2003 Share Incentive Plan. All of the shares issued in 2014 and 2013 were fully vested but subject to certain restrictions.

GLOBAL INDEMNITY PLC

11.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

(Dollars in thousands,	Quarters Ended March 31,
except share and per share data)	2014	2013

Net income	$8,823	$12,365

Basic earnings per share:
Weighted average shares outstanding-basic	25,122,812	25,055,116

Net income per share	$0.35	$0.49

Diluted earnings per share:
Weighted average shares outstanding-diluted	25,278,907	25,099,044

Net income per share	$0.35	$0.49

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2014	2013

Weighted average shares for basic earnings per share	25,122,812	25,055,116
Non-vested restricted stock	64,847	17,107
Options	91,248	26,821

Weighted average shares for diluted earnings per share	25,278,907	25,099,044

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2014 and 2013 do not include 37,500 and 150,450 shares, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

12.	Segment Information

The following are tabulations of business segment information for the quarters ended March 31, 2014 and 2013.

Quarter Ended March 31, 2014: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$52,992		$24,205		$77,197

Net premiums written	$48,656		$24,205		$72,861

Net premiums earned	$53,313		$14,231		$67,544
Other income	166		2		168

Total revenues	53,479		14,233		67,712
Losses and Expenses:
Net losses and loss adjustment expenses	33,597		4,975		38,572
Acquisition costs and other underwriting expenses	21,718	(3)	4,767		26,485

Income (loss) from segments	$(1,836)		$4,491		2,655

Unallocated Items:
Net investment income					8,284
Net realized investment losses					(813)
Corporate and other operating expenses					(2,961)
Interest expense					(191)

Income before income taxes					6,974
Income tax benefit					1,849

Net income					$8,823

Total assets	$1,256,009		$668,080	(4)	$1,924,089

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $280 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Quarter Ended March 31, 2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$51,088		$23,851		$74,939

Net premiums written	$47,628		$23,850		$71,478

Net premiums earned	$45,241		$10,755		$55,996
Other income	81		(27)		54

Total revenues	45,322		10,728		56,050
Losses and Expenses:
Net losses and loss adjustment expenses	28,742		3,046		31,788
Acquisition costs and other underwriting expenses	20,407	(3)	4,070		24,477

Income (loss) from segments	$(3,827)		$3,612		(215)

Unallocated Items:
Net investment income					10,034
Net realized investment gains					5,757
Corporate and other operating expenses					(2,345)
Interest expense					(1,173)

Income before income taxes					12,058
Income tax benefit					307

Net income					$12,365

Total assets	$1,257,746		$659,935	(4)	$1,917,681

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $248 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments

During the 1st quarter of 2014, the Company exited its corporate loan portfolio and made a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2014, the Company has funded $2.0 million of this commitment leaving $48.0 million as unfunded.

Overview

The Company’s Insurance Operations distribute property and casualty insurance products through a group of approximately 105 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company operates predominantly in the excess and surplus lines marketplace. To manage its operations, the Company differentiates them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

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

GLOBAL INDEMNITY PLC

Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees and salaries and benefits for company personnel whose services relate to the support of corporate activities. Interest expense is primarily comprised of amounts due on outstanding debt.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General - Business Segments - Insurance Operations” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries at least annually and are regularly monitored by management. Management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with the Company’s reserves for its Insurance Operations, reserves for its Reinsurance Operations are characterized as short-tail and long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property accounts. Management reviews each treaty each quarter both gross and net of reinsurance.

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

GLOBAL INDEMNITY PLC

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

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company. One such event is the confirmation of a Plan involving an asbestos trust established under the bankruptcy code and funded in part by settlement proceeds. On February 24, 2014, the United States Bankruptcy Court for the Northern District of California issued a Memorandum Re Confirmation of a Revised Plan following a remand from the Ninth Circuit Court of Appeals. The confirmation of the Revised Plan includes an injunction under 11 U.S.C. Section 524(g) (US Bankruptcy Code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, among other things, non-settling insurers from asserting claims against the Company and direct action asbestos related claims by third parties that are related to the named insured. The most recent ruling may be subject to an appeal by the non-settling insurer group. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

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

Management’s best estimate at March 31, 2014 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $779.0 million and $583.5 million, respectively, as of March 31, 2014. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2014 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$201,197	$477,923	$679,120
Reinsurance Operations	38,155	61,772	99,927

Total	$239,352	$539,695	$779,047

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$135,259	$349,088	$484,347
Reinsurance Operations	38,155	61,012	99,167

Total	$173,414	$410,100	$583,514

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $40.7 million for claims occurring during the quarter ended March 31, 2014:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(5,902)	$(3,968)	$(2,035)	$(102)	$1,832
	-3%	(5,169)	(3,195)	(1,221)	753	2,727
	-2%	(4,803)	(2,808)	(814)	1,180	3,175
	-1%	(4,436)	(2,422)	(407)	1,608	3,622
	0%	(4,070)	(2,035)	—	2,035	4,070
	1%	(3,704)	(1,648)	407	2,462	4,518
	2%	(3,337)	(1,262)	814	2,890	4,965
	3%	(2,971)	(875)	1,221	3,317	5,413
	5%	(2,239)	(102)	2,035	4,172	6,309

The Company’s net reserves for losses and loss expenses of $583.5 million as of March 31, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY PLC

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral and payment history with the reinsurers are several of the factors that the Company considers when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If its reinsurers do not pay, the Company is still legally obligated to pay the loss.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 2 of the notes to consolidated financial statements in Item 1 of Part I of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of the Company’s securities with gross unrealized losses as of March 31, 2014 and December 31, 2013, and for other than temporary impairment losses that the Company recorded for the quarters ended March 31, 2014 and 2013, please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

GLOBAL INDEMNITY PLC

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2014 or December 31, 2013. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

GLOBAL INDEMNITY PLC

The Company applies a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

Business Segments

The Company manages its business through two business segments: Insurance Operations and Reinsurance Operations.

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned and expenses in the form of net losses and loss adjustment expenses, acquisition costs, and other underwriting expenses.

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2013 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended March 31,
	2014	2013
Insurance Operations premiums written:
Gross premiums written	$52,992	$51,088
Ceded premiums written	4,336	3,460

Net premiums written	$48,656	$47,628

Reinsurance Operations premiums written:
Gross premiums written	$24,205	$23,851
Ceded premiums written	—	1

Net premiums written	$24,205	$23,850

Revenues: (1)
Insurance Operations	$53,479	$45,322
Reinsurance Operations	14,233	10,728

Total revenues	$67,712	$56,050

Expenses: (2)
Insurance Operations (3)	$55,315	$49,149
Reinsurance Operations	9,742	7,116

Total expenses	$65,057	$56,265

Income (loss) from segments:
Insurance Operations	$(1,836)	$(3,827)
Reinsurance Operations	4,491	3,612

Total income (loss) from segments	$2,655	$(215)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	63.1	63.5
Expense ratio	40.7	45.1

Combined ratio	103.8	108.6

Reinsurance Operations
Loss ratio	35.0	28.3
Expense ratio	33.5	37.8

Combined ratio	68.5	66.1

Consolidated
Loss ratio	57.1	56.8
Expense ratio	39.2	43.7

Combined ratio	96.3	100.5

GLOBAL INDEMNITY PLC

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $280 for each of the quarters ended March 31, 2014 and 2013 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended March 31, 2014 Compared with the Quarter Ended March 31, 2013

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Gross premiums written	$52,992	$51,088	$1,904	3.7%

Net premiums written	$48,656	$47,628	$1,028	2.2%

Net premiums earned	$53,313	$45,241	$8,072	17.8%
Other income	166	81	85	104.9%

Total revenues	$53,479	$45,322	$8,157	18.0%

Losses and expenses:
Net losses and loss adjustment expenses	33,597	28,742	4,855	16.9%
Acquisition costs and other underwriting expenses (1)	21,718	20,407	1,311	6.4%

Loss from segment	$(1,836)	$(3,827)	$1,991	(52.0%)

Underwriting Ratios:
Loss ratio:
Current accident year	66.9	69.7	(2.8)
Prior accident year	(3.8)	(6.2)	2.4

Calendar year loss ratio	63.1	63.5	(0.4)
Expense ratio	40.7	45.1	(4.4)

Combined ratio	103.8	108.6	(4.8)

Reconciliation of Non-GAAP Measures

Combined ratio excluding the effect of prior accident year (2) (7)	107.6	114.8
Effect of prior accident year	(3.8)	(6.2)

Combined ratio	103.8	108.6

Loss ratio excluding the effect of prior accident year (3) (7)	66.9	69.7
Effect of prior accident year	(3.8)	(6.2)

Loss ratio	63.1	63.5

Property loss ratio excluding the effect of prior accident year (4) (7)	62.9	67.7
Effect of prior accident year	0.6	(10.8)

Property loss ratio	63.5	56.9

Casualty loss ratio excluding the effect of prior accident year (5) (7)	72.7	72.4
Effect of prior accident year	(10.3)	0.1

Casualty loss ratio	62.4	72.5

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	52.3	60.2
Effect of prior accident year	0.4	(7.7)

Non catastrophe property loss ratio	52.7	52.5

GLOBAL INDEMNITY PLC

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	10.6	7.5
Effect of prior accident year	0.2	(3.1)

Catastrophe property loss ratio	10.8	4.4

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	16,528	15,646
Effect of prior accident year	120	(2,001)

Non catastrophe property losses	16,648	13,645

Catastrophe property losses excluding the effect of prior accident year (11) (7)	3,340	1,942
Effect of prior accident year	70	(807)

Catastrophe property losses	3,410	1,135

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	35,642	31,541
Effect of prior accident year	(2,045)	(2,799)

Net losses and loss adjustment expenses	33,597	28,742

(1)	Includes excise tax of $280 and $248 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for the quarters ended March 31, 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $53.0 million for the quarter ended March 31, 2014, compared with $51.1 million for the quarter ended March 31, 2013, an increase of $1.9 million or 3.7%. The increase was primarily due to growth in small business driven by both higher retention rates and rate increases as well as growth in the vacant property product. This increase was partially offset by a reduction in commercial automobile, where actions were taken to improve profitability, and property brokerage lines.

Net premiums written, which equal gross premiums written less ceded premiums written, were $48.7 million for the quarter ended March 31, 2014, compared with $47.6 million for the quarter ended March 31, 2013, an increase of $1.0 million or 2.2%. The increase was primarily due to the increase in gross premiums written noted above. The ratio of net premiums written to gross premiums written was 91.8% for the quarter ended March 31, 2014 and 93.2% for the quarter ended March 31, 2013.

Net premiums earned were $53.3 million for the quarter ended March 31, 2014, compared with $45.2 million for the quarter ended March 31, 2013, an increase of $8.1 million or 17.8%. The growth in net premiums earned was primarily due to year over year increases in net premiums written. Property net premiums earned for the quarters ended March 31, 2014 and 2013 were $31.6 million and $26.0 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2014 and 2013 were $21.7 million and $19.2 million, respectively.

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$26,889	$25,435	$26,201	$23,077	$21,633	$21,553
Property Brokerage	8,863	7,521	8,357	9,436	9,025	6,885
Programs	15,486	14,108	13,956	14,545	13,233	12,744
Other	1,754	1,592	4,799	4,030	3,737	4,059

Total	$52,992	$48,656	$53,313	$51,088	$47,628	$45,241

Other Income

Other income was $0.2 million and $0.1 million for the quarters ended March 31, 2014 and 2013, respectively. Other income is primarily comprised of fee income.

GLOBAL INDEMNITY PLC

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 63.1% for the quarter ended March 31, 2014 compared with 63.5% for the quarter ended March 31, 2013. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2014 was 66.9%, a decrease of 2.8 points from 69.7% for the quarter ended March 31, 2013:

•	The current accident year property loss ratio decreased 4.8 points from 67.7% in the quarter ended March 31, 2013 to 62.9% in the quarter ended March 31, 2014.

•	The non-catastrophe loss ratio decreased 7.9% from 60.2% in the quarter ended March 31, 2013 to 52.3% in the quarter ended March 31, 2014. Non-catastrophe losses were $16.5 million and $15.6 million for the quarters ended March 31, 2014 and 2013, respectively.

•	The catastrophe loss ratio increased 3.1% from 7.5% in the quarter ended March 31, 2013 to 10.6% in the quarter ended March 31, 2014. Catastrophe losses were $3.3 million and $1.9 million for the quarters ended March 31, 2014 and 2013, respectively.

•	The current accident year casualty loss ratio increased 0.3% points from 72.4% in the quarter ended March 31, 2013 to 72.7% in the quarter ended March 31, 2014.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2014, the Company reduced its prior accident year loss reserves by $2.0 million, which primarily consisted of the following:

•	General Liability: A $0.9 million decrease primarily driven by better than expected experience in the active general liability lines in accident years 2005 to 2011 offset by strengthening of environmental losses.

•	Professional Liability: A $1.8 million decrease primarily driven by better than expected experience in the runoff of the professional liability lines in accident years 2005 to 2011.

•	Other lines: increased $0.7 million mainly in the 2011 accident year due to higher than expected emergence for discontinued lines. As a result, management increased loss reserves.

In the first quarter of 2013, the $2.8 million decrease related to Insurance Operations consisted of a reduction in property lines primarily driven by better than expected emergence for accident years 2008 through 2012.

Net losses and loss adjustment expenses were $33.6 million for the quarter ended March 31, 2014, compared with $28.7 million for the quarter ended March 31, 2013, an increase of $4.9 million or 16.9%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $35.6 million and $31.5 million for the quarters ended March 31, 2014 and 2013, respectively. This increase is primarily attributable to the growth in net premiums written.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $21.7 million for the quarter ended March 31, 2014, compared with $20.4 million for the quarter ended March 31, 2013, an increase of $1.3 million or 6.4%. The increase is primarily due to increased commissions as a result of growth in net premiums written.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 40.7% for the quarter ended March 31, 2014, compared with 45.1% for the quarter ended March 31, 2013. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the growth in earned premium volume.

The combined ratio for the Company’s Insurance Operations was 103.8% for the quarter ended March 31, 2014, compared with 108.6% for the quarter ended March 31, 2013. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 114.8% for the quarter ended March 31, 2013 to 107.6% for the quarter ended March 31, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $1.8 million for the quarter ended March 31, 2014, compared to a loss of $3.8 million for the quarter ended March 31, 2013.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Gross premiums written	$24,205	$23,851	$354	1.5%

Net premiums written	$24,205	$23,850	$355	1.5%

Net premiums earned	$14,231	$10,755	$3,476	32.3%
Other income (loss)	2	(27)	29	(107.4%)

Total revenues	$14,233	$10,728	$3,505	32.7%

Losses and expenses:
Net losses and loss adjustment expenses	4,975	3,046	1,929	63.3%
Acquisition costs and other underwriting expenses	4,767	4,070	697	17.1%

Income from segment	$4,491	$3,612	$879	24.3%

Underwriting Ratios:
Loss ratio:
Current accident year	35.3	27.1	8.2
Prior accident year	(0.3)	1.2	(1.5)

Calendar year loss ratio	35.0	28.3	6.7
Expense ratio	33.5	37.8	(4.3)

Combined ratio	68.5	66.1	2.4

GLOBAL INDEMNITY PLC

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Reconciliation of Non-GAAP Measures

Combined ratio excluding the effect of prior accident year (1) (4)	68.8	64.9
Effect of prior accident year	(0.3)	1.2

Combined ratio	68.5	66.1

Loss ratio excluding the effect of prior accident year (2) (4)	35.3	27.1
Effect of prior accident year	(0.3)	1.2

Loss ratio	35.0	28.3

Property loss ratio excluding the effect of prior accident year (5) (4)	34.8	26.8
Effect of prior accident year	(0.5)	(0.2)

Property loss ratio	34.3	26.6

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	5,024	2,916
Effect of prior accident year	(49)	130

Net losses and loss adjustment expenses	4,975	3,046

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $24.2 million for the quarter ended March 31, 2014, compared with $23.9 million for the quarter ended March 31, 2013, an increase of $0.4 million or 1.5%.

Net premiums written, which equal gross premiums written less ceded premiums written, were $24.2 million for the quarter ended March 31, 2014, compared with $23.9 million for the quarter ended March 31, 2013, an increase of $0.4 million or 1.5%.

Net premiums earned were $14.2 million for the quarter ended March 31, 2014, compared with $10.8 million for the quarter ended March 31, 2013, an increase of $3.5 million or 32.3%. The increase was primarily due to several new treaties written during 2013. Property net premiums earned for the quarters ended March 31, 2014 and 2013 were $13.3 million and $10.5 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2014 and 2013 were $1.0 million and $0.3 million, respectively.

GLOBAL INDEMNITY PLC

Other Income (Loss)

Other income was comprised of income of less than $0.01 million and a loss of $0.03 million for the quarters ended March 31, 2014 and 2013, respectively. Other income represents foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 35.0% for the quarter ended March 31, 2014 compared with 28.3% for the quarter ended March 31, 2013. The increase is primarily due to an increase in the property lines losses for the current accident year.

The current accident year loss ratio increased 8.2% from 27.1% for the quarter ended March 31, 2013 to 35.3% for the quarter ended March 31, 2014 primarily due to an increase in losses for property lines. The property line current accident year loss ratio increased to 34.8% for the quarter ended March 31, 2014 from 26.8% for the quarter ended March 31, 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $0.05 million in the quarter ended March 31, 2014, compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.1 million for the quarter ended March 31, 2013 which decreased the loss ratio by 1.5%.

Net losses and loss adjustment expenses were $5.0 million for the quarter ended March 31, 2014, compared with $3.0 million for the quarter ended March 31, 2013, an increase of $1.9 million or 63.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $2.9 million for the quarter ended March 31, 2013 to $5.0 million for the quarter ended March 31, 2014. This increase is primarily attributable to an increase in net premiums earned and an increase in property line losses as noted above.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.8 million for the quarter ended March 31, 2014, compared with $4.1 million for the quarter ended March 31, 2013, an increase of $0.7 million or 17.1%. The increase is primarily due to higher commission as a result of higher premiums earned in 2014.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 33.5% for the quarter ended March 31, 2014, compared with 37.8% for the quarter ended March 31, 2013. The decrease is primarily due to lower profit commission percentages as a result of higher losses in the first quarter of 2014.

The combined ratio for the Company’s Reinsurance Operations was 68.5% for the quarter ended March 31, 2014, compared with 66.1% for the quarter ended March 31, 2013. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 64.9% for the quarter ended March 31, 2013 to 68.8% for the quarter ended March 31, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $4.5 million for the quarter ended March 31, 2014 compared to income of $3.6 million for the quarter ended March 31, 2013, an increase of $0.9 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Net investment income	$8,284	$10,034	$(1,750)	(17.4%)
Net realized investment gains (losses)	(813)	5,757	(6,570)	(114.1%)
Corporate and other operating expenses	(2,961)	(2,345)	616	26.3%
Interest expense	(191)	(1,173)	(982)	(83.7%)
Income tax benefit	1,849	307	1,542	502.3%

GLOBAL INDEMNITY PLC

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $8.3 million for the quarter ended March 31, 2014, compared with $10.0 million for the quarter ended March 31, 2013, a decrease of $1.8 million or 17.4%.

•	Gross investment income, which excludes realized gains and losses, was $9.4 million for the quarter ended March 31, 2014, compared with $11.2 million for the quarter ended March 31, 2013, a decrease of $1.8 million or 15.7%. The decrease was primarily due to the redemption of the Company’s corporate loans portfolio and lower reinvestment yields partially offset by an increase in dividend income from the equity portfolio.

•	Investment expenses were $1.1 million for the quarter ended March 31, 2014 and March 31, 2013.

At March 31, 2014, the Company held agency mortgage-backed securities with a book value of $156.5 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.0 years and 2.2 years as of March 31, 2014 and March 31, 2013, respectively. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.8 years as of March 31, 2014 compared with 2.1 years as of March 31, 2013. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2014, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.9% at March 31, 2013. The embedded book yield on the $180.3 million of municipal bonds in the Company’s portfolio was 2.9% at March 31, 2014, compared to an embedded book yield of 2.9% on the Company’s municipal bond portfolio of $205.5 million at March 31, 2013.

Net Realized Investment Gains/Losses

Net realized investment losses were $0.8 million for the quarter ended March 31, 2014, compared with gains of $5.8 million for the quarter ended March 31, 2013. The net realized investment losses for 2014 consist primarily of net gains of $1.5 million relative to the Company’s fixed maturities, $4.0 million relative to its equity securities, offset by losses of $6.3 million related to its interest rate swaps. The net realized investment gains for 2013 consist primarily of net gains of $0.4 million relative to the Company’s fixed maturities and $5.4 million relative to its equity securities.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2014 and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.0 million for the quarter ended March 31, 2014, compared with $2.3 million for the quarter ended March 31, 2013, an increase of $0.6 million or 26.3%. The increase is primarily due to an increase in professional fees, travel cost, and management fees.

Interest Expense

Interest expense was $0.2 million and $1.2 million for the quarters ended March 31, 2014 and 2013, respectively. This reduction was primarily due to the repayment of the Company’s senior notes payable and junior subordinated debentures in 2013. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $1.8 million for the quarter ended March 31, 2014 compared to $0.3 million for the quarter ended March 31, 2013. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

GLOBAL INDEMNITY PLC

Net Income

The factors described above resulted in net income of $8.8 million and $12.4 million for the quarters ended March 31, 2014 and 2013, respectively, a decrease of $3.5 million or 28.6%.

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

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. On January 23, 2014, the U.S. insurance companies paid an extraordinary dividend to Global Indemnity Group, Inc. that aggregated to $200 million.

For 2014, the Company believes that Wind River Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation - Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Wind River Reinsurance did not declare or pay any dividends during the quarter ended March 31, 2014.

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

GLOBAL INDEMNITY PLC

Net cash used for operating activities was $10.7 million and $10.4 million for the quarters ended March 31, 2014 and 2013, respectively. The decrease in operating cash flows of approximately $0.3 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2014	2013	Change

Net premiums collected	$57,964	$60,531	$(2,793)
Net losses paid	(40,071)	(44,668)	4,597
Underwriting and corporate expenses	(36,589)	(35,285)	(1,078)
Net investment income	9,983	11,056	(1,073)
Net federal income taxes paid	(1,811)	(48)	(1,763)
Interest paid	(174)	(2,009)	1,835

Net cash used for operating activities	$(10,698)	$(10,423)	$(275)

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Other than the item discussed in the paragraph above, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In May, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity Cayman Limited.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2014, the Company has funded $2.0 million of this commitment leaving $48.0 million as unfunded.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s contractual obligations during the quarter ended March 31, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

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

GLOBAL INDEMNITY PLC

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) the impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; and (16) deterioration of debt and equity markets; (17) interest rate changes; and (18) uncertainties relating to ongoing or future litigation matters.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in the Company’s 2013 Annual Report on Form 10-K. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Monetary policy approaches across major central banks started to exhibit greater differentiation after years of synchronized stimulus helped support the global economy. The Fed has begun to remove policy accommodation as the US economy appears poised for stronger growth, and the Bank of England is also managing rate-hike expectations amid an improving domestic dynamic. In contrast, the European Central Bank and the Bank of Japan continued to lean toward additional policy stimulus to fight disinflationary fears. US economic data released throughout the quarter was largely softer as harsh winter weather adversely affected housing, consumption, and employment. Demand for housing was dampened by declining affordability from the lagged effects of higher mortgage rates; nevertheless, home prices continued to rise. Activity in the manufacturing and service sectors also declined. However, labor market readings suggested that after some weather-related weakness, the jobs market has resumed moderate growth. Inflation remained well below the Fed’s 2% target.

The investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.0 years. Portfolio purchases during the quarter were focused within US Corporate bonds and asset-backed securities (“ABS”). These purchases were funded primarily through maturities and paydowns.

During the first quarter, the portfolio’s allocation to ABS increased, with purchases of both fixed and floating rate issues. The investment grade fixed income portfolio moved toward a slightly shorter duration posture during the quarter.

There have been no other material changes to the Company’s market risk since December 31, 2013. Please see Item 7A of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY PLC

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended March 31, 2014 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 14, 2014. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Plan. There were 5,444 shares purchased from the Company’s employees during the quarter ended March 31, 2014. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 7 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1 +	Corrected Description of Employment Arrangement with Joseph R. Lebens, dated December 6, 2011.

31.1 +	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

GLOBAL INDEMNITY PLC

32.1 +	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 +	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

May 9, 2014	By:	/s/ Thomas M. McGeehan
Date: May 9, 2014	Thomas M. McGeehan
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)