Form 10-Q
period 2014-06-30
Global Indemnity plc
filed 2014-08-08
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☐;	Accelerated filer	☒;

Non-accelerated filer	☐;	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2014, the registrant had outstanding 13,248,332 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,187,660 and $1,187,685)	$1,205,713	$1,204,364
Equity securities:
Available for sale, at fair value (cost: $95,021 and $191,425)	125,010	254,070
Other invested assets:
Available for sale, at fair value (cost: $15,040 and $3,065)	15,034	3,489

Total investments	1,345,757	1,461,923

Cash and cash equivalents	118,353	105,492
Premiums receivable, net	70,459	49,888
Reinsurance receivables, net	182,042	197,887
Funds held by ceding insurers	25,822	18,662
Deferred federal income taxes	13,891	4,206
Deferred acquisition costs	26,864	22,177
Intangible assets	17,813	17,990
Goodwill	4,820	4,820
Prepaid reinsurance premiums	6,486	5,199
Receivable for securities sold	138,359	723
Other assets	27,021	22,812

Total assets	$1,977,687	$1,911,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$754,595	$779,466
Unearned premiums	133,589	116,629
Federal income taxes payable	6,610	1,595
Ceded balances payable	5,896	5,177
Contingent commissions	10,622	12,677
Margin borrowing facility	142,560	100,000
Other liabilities	26,987	22,955

Total liabilities	1,080,859	1,038,499

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,313,147 and 16,200,406, respectively; A ordinary shares outstanding: 13,248,332 and 13,141,035, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	518,336	516,653
Accumulated other comprehensive income, net of taxes	34,001	54,028
Retained earnings	445,892	403,861
A ordinary shares in treasury, at cost: 3,064,815 and 3,059,371 shares, respectively	(101,404)	(101,265)

Total shareholders’ equity	896,828	873,280

Total liabilities and shareholders’ equity	$1,977,687	$1,911,779

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:

Gross premiums written	$82,905	$84,245	$160,102	$159,184

Net premiums written	$76,372	$78,346	$149,233	$149,824

Net premiums earned	$66,017	$58,671	$133,561	$114,667
Net investment income	7,677	9,765	15,961	19,799
Net realized investment gains:
Other than temporary impairment losses on investments	(37)	(1,010)	(62)	(1,053)
Other net realized investment gains	39,918	3,816	39,130	9,616

Total net realized investment gains	39,881	2,806	39,068	8,563
Other income	155	247	323	301

Total revenues	113,730	71,489	188,913	143,330

Losses and Expenses:
Net losses and loss adjustment expenses	38,270	34,924	76,842	66,712
Acquisition costs and other underwriting expenses	27,171	24,472	53,656	48,949
Corporate and other operating expenses	3,172	2,472	6,133	4,817
Interest expense	319	1,181	510	2,354

Income before income taxes	44,798	8,440	51,772	20,498
Income tax expense (benefit)	11,590	(224)	9,741	(531)

Net income	$33,208	$8,664	$42,031	$21,029

Per share data:

Net income
Basic	$1.32	$0.35	$1.67	$0.84

Diluted	$1.31	$0.34	$1.66	$0.84

Weighted-average number of shares outstanding
Basic	25,128,280	25,049,888	25,121,171	25,052,488

Diluted	25,312,938	25,119,035	25,301,783	25,120,897

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$33,208	$8,664	$42,031	$21,029

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses)	11,728	(11,464)	13,769	(154)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(2)	(3)	(3)	(4)
Recognition of previously unrealized holding gains	(29,756)	(1,824)	(33,788)	(5,652)
Unrealized foreign currency translation gains (losses)	(21)	66	(5)	34

Other comprehensive income (loss), net of taxes	(18,051)	(13,225)	(20,027)	(5,776)

Comprehensive income (loss), net of taxes	$15,157	$(4,561)	$22,004	$15,253

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2014	Year Ended December 31, 2013
Number of A ordinary shares issued:
Number at beginning of period	16,200,406	16,087,939
Ordinary shares issued under share incentive plans	94,563	74,400
Ordinary shares issued to directors	18,178	38,067

Number at end of period	16,313,147	16,200,406

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$516,653	$512,304
Share compensation plans	1,683	4,349

Balance at end of period	$518,336	$516,653

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$54,028	$53,350
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(20,019)	514
Change in other than temporary impairment losses recognized in other comprehensive income	(3)	1
Unrealized foreign currency translation gains (losses)	(5)	163

Other comprehensive income (loss)	(20,027)	678

Balance at end of period	$34,001	$54,028

Retained earnings:
Balance at beginning of period	$403,861	$342,171
Net income	42,031	61,690

Balance at end of period	$445,892	$403,861

Number of Treasury Shares:
Number at beginning of period	3,059,371	3,057,001
A ordinary shares purchased	5,444	2,370

Number at end of period	3,064,815	3,059,371

Treasury Shares, at cost:
Balance at beginning of period	$(101,265)	$(101,210)
A ordinary shares purchased, at cost	(139)	(55)

Balance at end of period	$(101,404)	$(101,265)

Total shareholders’ equity	$896,828	$873,280

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$42,031	$21,029
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	—	25
Amortization and depreciation	1,806	1,821
Restricted stock and stock option expense	1,683	2,118
Deferred federal income taxes	2,065	(2,215)
Amortization of bond premium and discount, net	3,700	3,099
Net realized investment gains	(39,068)	(8,563)
Changes in:
Premiums receivable, net	(20,571)	(9,483)
Reinsurance receivables, net	15,845	9,182
Funds held by ceding insurers	(7,160)	(19,382)
Unpaid losses and loss adjustment expenses	(24,871)	(34,196)
Unearned premiums	16,960	34,458
Ceded balances payable	719	427
Other assets and liabilities, net	(3,589)	(837)
Contingent commissions	(2,055)	(2,609)
Federal income tax receivable/payable	5,015	5,451
Deferred acquisition costs, net	(4,687)	(7,715)
Prepaid reinsurance premiums	(1,287)	697

Net cash used for operating activities	(13,464)	(6,693)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	219,195	193,642
Proceeds from sale of equity securities	35,837	42,551
Proceeds from maturity of fixed maturities	50,781	33,530
Amounts paid in connection with derivatives	(10,640)	—
Purchases of fixed maturities	(271,496)	(214,220)
Purchases of equity securities	(27,798)	(41,781)
Purchases of other invested assets	(11,975)	(10)

Net cash provided by (used for) investing activities	(16,096)	13,712

Cash flows from financing activities:
Purchase of A ordinary shares	(139)	(39)
Borrowings (repayments) under margin borrowing facility	42,560	—

Net cash provided by (used for) financing activities	42,421	(39)

Net change in cash and cash equivalents	12,861	6,980
Cash and cash equivalents at beginning of period	105,492	104,460

Cash and cash equivalents at end of period	$118,353	$111,440

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

The Company manages its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Global Indemnity Reinsurance Company, Ltd (“Global Indemnity Reinsurance”). On June 10, 2014, Global Indemnity Reinsurance Company, Ltd. changed its name from Wind River Reinsurance Company, Ltd.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Statement of Cash Flows for the six months ended June 30, 2013 that was included in the June 30, 2013 10Q erroneously classified $1.4 million as “Other assets and liabilities, net” within the “Cash flows from operating activities” section. This amount was properly reclassified to the line item “Amortization and depreciation” in the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 as included in the June 30, 2014 10Q. This reclassification does not impact “Net cash flows used for operating activities” nor does it impact any other financial metric or disclosure within the June 30, 2014 10Q. The Company does not believe that this adjustment is material to the current or to any prior years’ consolidated financial statements.

GLOBAL INDEMNITY PLC

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2014
Fixed maturities:
U.S. treasury and agency obligations	$75,123	$2,921	$(97)	$77,947	$—
Obligations of states and political subdivisions	188,837	4,458	(794)	192,501	—
Mortgage-backed securities	218,030	4,314	(1,040)	221,304	(4)
Asset-backed securities	166,315	1,073	(59)	167,329	(16)
Commercial mortgage-backed securities	61,125	48	(239)	60,934	—
Corporate bonds and loans	392,983	6,441	(111)	399,313	—
Foreign corporate bonds	85,247	1,141	(3)	86,385	—

Total fixed maturities	1,187,660	20,396	(2,343)	1,205,713	(20)
Common stock	95,021	30,454	(465)	125,010	—
Other invested assets	15,040	391	(397)	15,034	—

Total	$1,297,721	$51,241	$(3,205)	$1,345,757	$(20)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2013
Fixed maturities:
U.S. treasury and agency obligations	$78,510	$3,330	$(166)	$81,674	$—
Obligations of states and political subdivisions	178,705	4,472	(2,241)	180,936	—
Mortgage-backed securities	228,550	4,219	(2,859)	229,910	(5)
Asset-backed securities	167,454	1,210	(228)	168,436	(19)
Commercial mortgage-backed securities	54,822	9	(856)	53,975	—
Corporate bonds and loans	426,872	9,112	(592)	435,392	—
Foreign corporate bonds	52,772	1,269	—	54,041	—

Total fixed maturities	1,187,685	23,621	(6,942)	1,204,364	(24)
Common stock	191,425	63,281	(636)	254,070	—
Other invested assets	3,065	424	—	3,489	—

Total	$1,382,175	$87,326	$(7,578)	$1,461,923	$(24)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any investments in a single issuer that was in excess of 4% of shareholders’ equity at June 30, 2014 or December 31, 2013.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$149,020	$151,466
Due in one year through five years	513,595	523,822
Due in five years through ten years	57,556	58,800
Due in ten years through fifteen years	4,403	4,814
Due after fifteen years	17,616	17,244
Mortgage-backed securities	218,030	221,304
Asset-backed securities	166,315	167,329
Commercial mortgage-backed securities	61,125	60,934

Total	$1,187,660	$1,205,713

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2014:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$998	$(1)	$3,317	$(96)	$4,315	$(97)
Obligations of states and political subdivisions	14,983	(153)	32,643	(641)	47,626	(794)
Mortgage-backed securities	27,222	(204)	70,731	(836)	97,953	(1,040)
Asset-backed securities	19,812	(23)	8,617	(36)	28,429	(59)
Commercial mortgage-backed securities	7,712	(19)	27,169	(220)	34,881	(239)
Corporate bonds and loans	33,764	(44)	5,185	(67)	38,949	(111)
Foreign corporate bonds	10,040	(3)	—	—	10,040	(3)

Total fixed maturities	114,531	(447)	147,662	(1,896)	262,193	(2,343)
Common stock	9,777	(465)	—	—	9,777	(465)
Other invested assets	11,524	(397)	—	—	11,524	(397)

Total	$135,832	$(1,309)	$147,662	$(1,896)	$283,494	$(3,205)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2014, gross unrealized losses related to U.S. treasury and agency obligations were $0.097 million. Of this amount, $0.096 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

GLOBAL INDEMNITY PLC

Obligations of states and political subdivisions – As of June 30, 2014, gross unrealized losses related to obligations of states and political subdivisions were $0.794 million. Of this amount, $0.641 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of June 30, 2014, gross unrealized losses related to mortgage-backed securities were $1.040 million. Of this amount, $0.836 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) – As of June 30, 2014, gross unrealized losses related to asset backed securities were $0.059 million. Of this amount, $0.036 million have been in an unrealized loss position for twelve months or greater and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 21.4. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of June 30, 2014, gross unrealized losses related to the CMBS portfolio were $0.239 million. Of this amount, $0.220 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 33.3. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds and loans – As of June 30, 2014, gross unrealized losses related to corporate bonds and loans were $0.111 million. Of this amount, $0.067 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY PLC

Foreign bonds – As of June 30, 2014, gross unrealized losses related to foreign bonds were $0.003 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated A. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of June 30, 2014, gross unrealized losses related to common stock were $0.465 million. All unrealized losses have been in an unrealized loss position for less than twelve months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

Other invested assets – As of June 30, 2014, gross unrealized losses related to other invested assets were $0.397 million. All securities have been in an unrealized loss position for less than twelve months.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities:
OTTI losses, gross	$—	$(68)	$(25)	$(111)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	—	(68)	(25)	(111)
Equity securities	(37)	(942)	(37)	(942)

Total	$(37)	$(1,010)	$(62)	$(1,053)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and six months ended June 30, 2014 and 2013 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$54	$86	$54	$86
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	(4)	—	(4)	—

Balance at end of period	$50	$86	$50	$86

GLOBAL INDEMNITY PLC

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Net unrealized gains (losses) from:
Fixed maturities	$18,053	$16,679
Common stock	29,989	62,645
Other	(308)	184
Deferred taxes	(13,733)	(25,480)

Accumulated other comprehensive income, net of tax	$34,001	$54,028

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2014 and 2013:

Quarter Ended June 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$51,958	$94	$52,052

Other comprehensive income (loss) before reclassification	11,664	41	11,705

Amounts reclassified from accumulated other comprehensive income (loss)	(29,694)	(62)	(29,756)

Other comprehensive income (loss)	(18,030)	(21)	(18,051)

Ending balance	$33,928	$73	$34,001

Quarter Ended June 30, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$60,916	$(117)	$60,799

Other comprehensive income (loss) before reclassification	(11,336)	(65)	(11,401)

Amounts reclassified from accumulated other comprehensive income (loss)	(1,955)	131	(1,824)

Other comprehensive income (loss)	(13,291)	66	(13,225)

Ending balance	$47,625	$(51)	$47,574

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$53,950	$78	$54,028

Other comprehensive income (loss) before reclassification	13,691	70	13,761

Amounts reclassified from accumulated other comprehensive income (loss)	(33,713)	(75)	(33,788)

Other comprehensive income (loss)	(20,022)	(5)	(20,027)

Ending balance	$33,928	$73	$34,001

Six Months Ended June 30, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax

Beginning balance	$53,435	$(85)	$53,350

Other comprehensive income (loss) before reclassification	30	(154)	(124)

Amounts reclassified from accumulated other comprehensive income (loss)	(5,840)	188	(5,652)

Other comprehensive income (loss)	(5,810)	34	(5,776)

Ending balance	$47,625	$(51)	$47,574

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2014 and 2013 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2014	2013

Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(45,840)	$(4,018)

	Other than temporary impairment losses on investments	37	1,010

	Total before tax	(45,803)	(3,008)

	Income tax benefit	16,109	1,053

	Net of tax	$(29,694)	$(1,955)

Foreign Currency Items	Other net realized investment gains	$(96)	$202

	Income tax benefit	34	(71)

	Net of tax	$(62)	$131

Total reclassifications	Net of tax	$(29,756)	$(1,824)

GLOBAL INDEMNITY PLC

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2014	2013

Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(51,374)	$(9,906)

	Other than temporary impairment losses on investments	62	1,053

	Total before tax	(51,312)	(8,853)

	Income tax benefit	17,599	3,013

	Net of tax	$(33,713)	$(5,840)

Foreign Currency Items	Other net realized investment gains	$(116)	$290

	Income tax benefit	41	(102)

	Net of tax	$(75)	$188

Total reclassifications	Net of tax	$(33,788)	$(5,652)

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2014 and 2013 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Fixed maturities:
Gross realized gains	$719	$287	$2,389	$674
Gross realized losses	(96)	(339)	(226)	(396)

Net realized gains (losses)	623	(52)	2,163	278

Common stock:
Gross realized gains	45,868	4,532	49,875	10,013
Gross realized losses	(592)	(1,674)	(610)	(1,728)

Net realized gains	45,276	2,858	49,265	8,285

Derivatives:
Gross realized gains	—	—	—	—
Gross realized losses	(6,018)	—	(12,360)	—

Net realized gains (losses)	(6,018)	—	(12,360)	—

Total net realized investment gains	$39,881	$2,806	$39,068	$8,563

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013

Fixed maturities	$219,195	$193,642
Equity securities	35,837	42,551

GLOBAL INDEMNITY PLC

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2014 and 2013 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Fixed maturities	$6,797	$9,039	$14,052	$18,866
Equity securities	1,941	1,660	4,081	2,952
Cash and cash equivalents	10	31	28	81
Other invested assets	87	141	87	141

Total investment income	8,835	10,871	18,248	22,040
Investment expense	(1,158)	(1,106)	(2,287)	(2,241)

Net investment income	$7,677	$9,765	$15,961	$19,799

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2014 and 2013 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net investment income	$7,677	$9,765	$15,961	$19,799

Net realized investment gains	39,881	2,806	39,068	8,563
Change in unrealized investment losses	(29,203)	(15,391)	(31,774)	(3,180)

Net investment return	10,678	(12,585)	7,294	5,383

Total investment return	$18,355	$(2,820)	$23,255	$25,182

Total investment return % (1)	1.2%	(0.2%)	1.5%	1.6%

Average investment portfolio (2)	$1,577,630	$1,532,639	$1,585,304	$1,529,251

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Municipal Bonds

As of June 30, 2014, the Company held insurance enhanced municipal bonds of approximately $16.3 million, which represented approximately 1.0% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $1.8 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $14.5 million of insurance enhanced municipal bonds, $8.7 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance

AAA	$2,558	$—
AA	—	2,558
A	6,163	6,163

Total	$8,721	$8,721

GLOBAL INDEMNITY PLC

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2014, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities

Ambac Financial Group	$1,265	$145	$—	$1,120
Assured Guaranty Corporation	6,163	—	—	6,163
Municipal Bond Insurance Association	3,985	—	—	3,985
Gov’t National Housing Association	671	—	671	—
Permanent School Fund Guaranty	2,559	—	2,559	—

Total backed by financial guarantors	14,643	145	3,230	11,268
Other credit enhanced municipal bonds	1,704	1,704	—	—

Total	$16,347	$1,849	$3,230	$11,268

In addition to the $16.3 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $20.8 million, which represented approximately 1.3% of the Company’s total invested assets net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $20.8 million of insurance enhanced asset-backed and credit securities include Municipal Bond Insurance Association ($11.5 million), Ambac ($1.0 million), and Assured Guaranty Corporation ($8.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2014.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of June 30, 2014 and December 31, 2013:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2014	December 31, 2013

On deposit with governmental authorities	$35,829	$36,176
Intercompany trusts held for the benefit of U.S. policyholders	499,342	584,683
Held in trust pursuant to third party requirements	105,499	129,339
Letter of credit held for third party requirements	5,495	—
Securities held as collateral for borrowing arrangements (1)	161,915	120,937

Total	$808,080	$871,135

(1)	Amount required to collateralize margin borrowing facility.

3.	Derivative Instruments

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

GLOBAL INDEMNITY PLC

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)		June 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate swap agreements	Other liabilities	$200,000	$(7,928)	—	—
Interest rate swap agreements	Other assets	—	—	$200,000	$1,668

The following table summarizes the net losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2014 and 2013:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Operations Line	2014	2013	2014	2013

Interest rate swap agreements	Net realized investment losses	$(6,018)	N/A	$(12,360)	N/A

As of June 30, 2014, the Company is due receivables of $4.8 million for collateral posted and $8.7 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The Company’s invested assets and derivatives instruments are carried at their fair value and are categorized based upon a fair value hierarchy:

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

GLOBAL INDEMNITY PLC

The following table presents information about the Company’s invested assets and derivatives instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
U.S. treasury and agency obligations	$67,745	$10,202	$—	$77,947
Obligations of states and political subdivisions	—	192,501	—	192,501
Mortgage-backed securities	—	221,304	—	221,304
Commercial mortgage-backed securities	—	60,934	—	60,934
Asset-backed securities	—	167,329	—	167,329
Corporate bonds and loans	—	399,313	—	399,313
Foreign corporate bonds	—	86,385	—	86,385

Total fixed maturities	67,745	1,137,968	—	1,205,713
Common stock	125,010	—	—	125,010
Other invested assets	—	—	15,034	15,034

Total assets measured at fair value	$192,755	$1,137,968	$15,034	$1,345,757

Liabilities:
Derivative instruments	$—	$7,928	$—	$7,928

Total liabilities measured at fair value	$—	$7,928	$—	$7,928

As of December 31, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Fixed maturities:
U.S. treasury and agency obligations	$71,294	$10,380	$—	$81,674
Obligations of states and political subdivisions	—	180,936	—	180,936
Mortgage-backed securities	—	229,910	—	229,910
Commercial mortgage-backed securities	—	53,975	—	53,975
Asset-backed securities	—	168,436	—	168,436
Corporate bonds and loans	—	435,392	—	435,392
Foreign corporate bonds	—	54,041	—	54,041

Total fixed maturities	71,294	1,133,070	—	1,204,364
Common stock	254,070	—	—	254,070
Other invested assets	—	—	3,489	3,489
Derivative instruments	—	1,668	—	1,668

Total assets measured at fair value	$325,364	$1,134,738	$3,489	$1,463,591

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

GLOBAL INDEMNITY PLC

There were no transfers between Level 1 and Level 2 during the quarters and six months ended June 30, 2014 or 2013.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2014 and 2013:

	Other Invested Assets
(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Beginning balance	$5,364	$3,105	$3,489	$3,132
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	(204)	121	(430)	84
Purchases	9,874	—	11,975	10
Sales	—	—	—	—

Ending balance	$15,034	$3,226	$15,034	$3,226

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at June 30, 2014 and December 31, 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment

Equity Fund, LP (1)	$3,510	$2,436	$3,489	$2,490
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	11,524	38,164	—	—

Total	$15,034	$40,600	$3,489	$2,490

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

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

During the quarters and six months ended June 30, 2014 and 2013, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

GLOBAL INDEMNITY PLC

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

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2014 and 2013 were as follows:

Quarter Ended June 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,328	$60,555	$(28,978)	$82,905

Net premiums written	$50,312	$26,060	$—	$76,372

Net premiums earned	$40,959	$25,058	$—	$66,017
Net investment income	7,583	4,905	(4,811)	7,677
Net realized investment gains (losses)	(225)	40,106	—	39,881
Other income (loss)	(5)	160	—	155

Total revenues	48,312	70,229	(4,811)	113,730
Losses and Expenses:
Net losses and loss adjustment expenses	12,921	25,349	—	38,270
Acquisition costs and other underwriting expenses	17,081	10,090	—	27,171
Corporate and other operating expenses	1,511	1,661	—	3,172
Interest expense	214	4,916	(4,811)	319

Income before income taxes	$16,585	$28,213	$—	$44,798

Quarter Ended June 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,615	$61,879	$(29,249)	$84,245

Net premiums written	$51,208	$27,138	$—	$78,346

Net premiums earned	$36,268	$22,403	$—	$58,671
Net investment income	9,126	5,545	(4,906)	9,765
Net realized investment gains (losses)	(1)	2,807	—	2,806
Other income (loss)	(2)	249	—	247

Total revenues	45,391	31,004	(4,906)	71,489
Losses and Expenses:
Net losses and loss adjustment expenses	17,059	17,865	—	34,924
Acquisition costs and other underwriting expenses	14,443	10,029	—	24,472
Corporate and other operating expenses	1,329	1,143	—	2,472
Interest expense	309	5,778	(4,906)	1,181

Income (loss) before income taxes	$12,251	$(3,811)	$—	$8,440

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$101,327	$113,547	$(54,772)	$160,102

Net premiums written	$100,311	$48,922	$—	$149,233

Net premiums earned	$83,313	$50,248	$—	$133,561
Net investment income	15,234	10,325	(9,598)	15,961
Net realized investment gains	1,027	38,041	—	39,068
Other income (loss)	(3)	326	—	323

Total revenues	99,571	98,940	(9,598)	188,913
Losses and Expenses:
Net losses and loss adjustment expenses	32,879	43,963	—	76,842
Acquisition costs and other underwriting expenses	34,875	18,781	—	53,656
Corporate and other operating expenses	2,878	3,255	—	6,133
Interest expense	454	9,654	(9,598)	510

Income before income taxes	$28,485	$23,287	$—	$51,772

Six Months Ended June 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$100,298	$112,967	$(54,081)	$159,184

Net premiums written	$99,890	$49,934	$—	$149,824

Net premiums earned	$70,662	$44,005	$—	$114,667
Net investment income	18,774	10,795	(9,770)	19,799
Net realized investment gains	246	8,317	—	8,563
Other income (loss)	(28)	329	—	301

Total revenues	89,654	63,446	(9,770)	143,330
Losses and Expenses:
Net losses and loss adjustment expenses	33,409	33,303	—	66,712
Acquisition costs and other underwriting expenses	29,591	19,358	—	48,949
Corporate and other operating expenses	2,605	2,212	—	4,817
Interest expense	626	11,498	(9,770)	2,354

Income (loss) before income taxes	$23,423	$(2,925)	$—	$20,498

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Current income tax expense:
Foreign	$61	$37	$125	$74
U.S. Federal	7,821	2,248	7,551	1,610

Total current income tax expense	7,882	2,285	7,676	1,684

Deferred income tax expense (benefit):
U.S. Federal	3,708	(2,509)	2,065	(2,215)

Total deferred income tax expense (benefit)	3,708	(2,509)	2,065	(2,215)

Total income tax expense (benefit)	$11,590	$(224)	$9,741	$(531)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY PLC

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
(Dollars in thousands)	2014		2013
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$9,925	22.2%	$(1,297)	(15.4%)
Adjustments:
Tax exempt interest	(155)	(0.3)	(261)	(3.1)
Dividend exclusion	(479)	(1.1)	(336)	(4.0)
Effective tax rate adjustment	1,811	4.0	1,641	19.4
Other	488	1.1	29	0.4

Income tax expense (benefit)	$11,590	25.9%	$(224)	(2.7%)

The effective income tax expense rate for the quarter ended June 30, 2014 was 25.9%, compared to an effective income tax benefit rate of 2.7% for the quarter ended June 30, 2013. The increase in the effective tax rate is primarily due to an increase in capital gains in 2014 partially offset by a capital loss on the Company’s derivative instruments. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax expense rate of 25.9% and the effective income tax benefit rate of 2.7% for the quarters ended June 30, 2014 and 2013, respectively, differed from the weighted average expected income tax expense rate of 22.2% and weighted average expected income tax benefit rate of 15.4% for the quarters ended June 30, 2014 and 2013, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

	Six Months Ended June 30,
(Dollars in thousands)	2014		2013
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income

Expected tax provision at weighted average rate	$8,263	16.0%	$(950)	(4.6%)
Adjustments:
Tax exempt interest	(370)	(0.7)	(556)	(2.7)
Dividend exclusion	(957)	(1.9)	(588)	(2.9)
Effective tax rate adjustment	2,312	4.5	1,532	7.5
Other	493	0.9	31	0.1

Income tax expense (benefit)	$9,741	18.8%	$(531)	(2.6%)

The effective income tax expense rate for the six months ended June 30, 2014 was 18.8%, compared to an effective income tax benefit rate of 2.6% for the six months ended June 30, 2013. The increase in the effective tax rate is primarily due to an increase in capital gains in 2014 partially offset by a capital loss on the Company’s derivative instruments. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax expense rate of 18.8% and the effective income tax benefit rate of 2.6% for the six months ended June 30, 2014 and 2013, respectively, differed from the weighted average expected income tax expense rate of 16.0% and weighted average expected income tax benefit rate of 4.6% for the six months ended June 30, 2014 and 2013, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

The Company has an alternative minimum tax credit carry forward of $8.3 million and $9.9 million as of June 30, 2014 and December 31, 2013, respectively, which can be carried forward indefinitely. The company no longer has a net operating loss (“NOL”) carryforward as of June 30, 2014. The NOL carryforward was $1.2 million at December 31, 2013.

GLOBAL INDEMNITY PLC

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$779,047	$864,167	$779,466	$879,114
Less: Ceded reinsurance receivables	195,533	237,960	192,491	240,546

Net balance at beginning of period	583,514	626,207	586,975	638,568

Incurred losses and loss adjustment expenses related to:
Current year	42,298	35,629	82,964	70,087
Prior years	(4,028)	(705)	(6,122)	(3,375)

Total incurred losses and loss adjustment expenses	38,270	34,924	76,842	66,712

Paid losses and loss adjustment expenses related to:
Current year	15,785	14,131	23,997	19,264
Prior years	30,402	31,898	64,223	70,913

Total paid losses and loss adjustment expenses	46,187	46,029	88,220	90,177

Net balance at end of period	575,597	615,103	575,597	615,103
Plus: Ceded reinsurance receivables	178,998	229,815	178,998	229,815

Balance at end of period	$754,595	$844,918	$754,595	$844,918

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2014, the Company reduced its prior accident year loss reserves by $4.0 million, which consisted of a $3.0 million decrease related to Insurance Operations and a $1.0 million decrease related to Reinsurance Operations.

The $3.0 million decrease related to Insurance Operations primarily consisted of the following:

•	General liability: A $0.8 million net increase which consisted of a $6.0 million reduction in the ongoing General Liability book due to less frequency and severity than anticipated and a $6.8 million increase to the Company’s older environmentally exposed book.

•	Asbestos: A $6.9 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Professional: A $10.0 million reduction primarily driven by a lower than expected severity from accident years 2007 through 2010 in a discontinued line.

•	Other: A $0.7 million decrease primarily related to the auto physical damage and marine lines of business.

The $1.0 million decrease related to Reinsurance Operations primarily consisted of the following:

•	Property: A $1.3 million decrease primarily related to accident year 2012 due to catastrophe losses developing better than expected.

•	Commercial Auto Liability: A $0.3 million increase in aggregate related to accident years 2009 to 2011.

In the second quarter of 2013, the Company reduced its prior accident year loss reserves by $0.7 million, which consisted of a $0.4 million decrease related to Insurance Operations and a $0.3 million decrease related to Reinsurance Operations.

GLOBAL INDEMNITY PLC

The $0.4 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $2.2 million reduction primarily driven by $1.1 million of better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2010 and 2012.

•	General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990 due to recent development on several claims.

The $0.3 million decrease related to Reinsurance Operations primarily consisted of better than expected development of prior year losses for general liability related to accident years 2007 through 2010 and 2012.

In the first six months of 2014, the Company reduced its prior accident year loss reserves by $6.1 million, which consisted of a $5.0 million decrease related to Insurance Operations and a $1.1 million decrease related to Reinsurance Operations.

The $5.0 million decrease related to Insurance Operations primarily consisted of the following:

•	Asbestos: A $6.9 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Professional: An $11.8 million reduction primarily driven by a lower than expected severity from accident years 2007 through 2010.

The $1.1 million decrease related to Reinsurance Operations primarily consisted of the following:

•	Property: A $1.3 million decrease primary related to accident year 2011 and 2012 due to catastrophe losses developing better than expected.

•	Commercial Auto Liability: A $0.2 million increase in aggregate related to accident years 2009 to 2011.

In the first six months of 2013, the Company reduced its prior accident year loss reserves by $3.3 million, which consisted of a $3.2 million decrease related to Insurance Operations and a $0.1 million decrease related to Reinsurance Operations.

The $3.2 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $5.0 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2008 through 2012.

•	General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990 due to recent development on several claims.

The $0.1 million decrease related to Reinsurance Operations primarily consisted of better than expected development of prior year losses for general liability related to accident years 2007 and 2009 through 2012.

7.	Debt

On July 19, 2013, the Company entered into a margin borrowing facility with a borrowing rate that is currently equal to the one week LIBOR rate plus 65 basis points, which combined is less than 1% as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the amount outstanding on the margin borrowing facility was $142.6 million and 100.0 million, respectively. This facility is due on demand. The borrowing is subject to maintenance margin,

GLOBAL INDEMNITY PLC

which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of June 30, 2014, approximately $161.9 million in securities were deposited as collateral to support the borrowing. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

8.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

No shares were repurchased during the quarter ended June 30, 2014. The approximate dollar value of shares that may yet be purchased under the plan or program is $16.9 million as of June 30, 2014.

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

9.	Related Party Transactions

Fox Paine & Company

As of June 30, 2014, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

As of June 30, 2014 and December 31, 2013, Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine. The Company’s investment in this limited partnership was valued at $3.5 million at June 30, 2014 and December 31, 2013. At June 30, 2014, the Company had an unfunded capital commitment of $2.5 million to the partnership. There were no distributions received from the limited partnership during the second quarter of 2014 or 2013.

The Company incurred management fees of $0.5 million and $0.4 million during the quarters ended June 30, 2014 and 2013, respectively, and $1.0 million and $0.8 million during the six months ended June 30, 2014 and 2013, respectively, as part of the annual management fee that is paid to Fox Paine.

GLOBAL INDEMNITY PLC

Cozen O’Connor

The Company incurred $0.06 million for legal services rendered by Cozen O’Connor during the quarter ended June 30, 2014. The Company did not incur any legal services rendered by Cozen O’Connor during the quarter ended June 30, 2013. The Company incurred $0.09 million and $0.02 million for legal services rendered by Cozen O’Connor during the six months ended June 30, 2014 and 2013, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

The Company incurred brokerage fees with Crystal & Company, an insurance broker, of $0.06 million and $0.05 million during the quarters ended June 30, 2014 and 2013, respectively, and $0.11 million during each of the six months ended June 30, 2014 and 2013. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

Hiscox Insurance Company (Bermuda) Ltd.

Global Indemnity Reinsurance is a participant in a reinsurance agreement with Hiscox Insurance Company (Bermuda) Ltd. (“Hiscox Bermuda”) effective January 1, 2013. Steve Green, the President of Global Indemnity Reinsurance, was a member of Hiscox Bermuda’s Board of Directors until May, 2014. The Company estimated that the following earned premium and incurred losses related to the agreement have been assumed by Global Indemnity Reinsurance from Hiscox Bermuda:

	Quarters Ended June 30,
(Dollars in thousands)	2014	2013

Assumed earned premium	$1,802	$654
Assumed losses and loss adjustment expenses	541	289

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013

Assumed earned premium	$2,816	$1,008
Assumed losses and loss adjustment expenses	845	378

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Net receivable balance	$5,202	$3,337

10.	Commitments and Contingencies

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

GLOBAL INDEMNITY PLC

Commitments

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2014, the Company has funded $11.8 million of this commitment leaving $38.2 million as unfunded.

11.	Share-Based Compensation Plans

On June 11, 2014, the Company’s Shareholders approved the Global Indemnity plc Share Incentive Plan (“the 2014 Plan”). The purpose of the 2014 Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. Under the 2014 Plan, the Company may issue up to 2.0 million A ordinary shares pursuant to awards granted under the Plan.

Options

No stock options were granted during the quarters ended June 30, 2014 and 2013.

During the six months ended June 30, 2014, the Company awarded 25,000 Time-Based Options, with a strike price of $24.00 per share, under the 2014 Plan. The Time-Based Options vest in February, 2017. No stock options were awarded during the six months ended June 30, 2013.

Restricted Shares

During the quarter ended June 30, 2014, the Company issued 5,671 A ordinary shares, with a weighted average grant date value of $26.45 per share, to a key employee under the 2014 Plan. As noted below, an additional 90,023 A ordinary shares were granted to key employees when the Company’s revised Plan was approved on June 11, 2014.

During the quarter ended June 30, 2013, the Company issued 6,575 A ordinary shares as a result of a former employee exercising previously granted options with a strike price of $20.00 per share.

During the six months ended June 30, 2014, the Company issued 95,694 A ordinary shares, with a weighted average grant date value of $25.37 per share, to key employees under the 2014 Plan. Of the shares issued in 2014, 5,671 were issued to a key employee and vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. The remaining 90,023 shares were issued to key employees prior to April 1, 2014 on the condition that the shareholders approve the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting which occurred on June 11, 2014. These shares will vest as follows:

•	50% of granted stock vests ratably over a three year period.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the six months ended June 30, 2013, the Company issued 88,162 A ordinary shares at a weighted average grant date value of $21.97 per share to key employees and a former employee of the Company under the 2003 Share Incentive Plan. Of the shares issued in 2013, 6,575 were issued as a result of a former employee exercising previously granted options with a strike price of $20.00 per share and 81,587 will vest as follows:

•	50% of granted stock vests ratably over a three year period.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

GLOBAL INDEMNITY PLC

During the quarter ended June 30, 2014, the Company issued 9,250 A ordinary shares, at a weighted average grant date value of $25.99 per share, to non-employee directors of the Company under the 2014 Plan. An additional 27,766 A ordinary shares were granted to non-employee directors on June 11, 2014. These shares were issued to non-employee directors prior to April 1, 2014 on the condition that the shareholders approve the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting which occurred on June 11, 2014.

During the quarter ended June 30, 2013, the Company issued 9,965 A ordinary shares, at a weighted average grant date value of $23.20 per share, to non-employee directors of the Company under the 2003 Share Incentive Plan.

During the six months ended June 30, 2014, the Company issued 18,178 A ordinary shares, at a weighted average grant date value of $26.16 per share, to non-employee directors of the Company under the 2014 Plan.

During the six months ended June 30, 2013, the Company issued 21,865 A ordinary shares, at a weighted average grant date value of $22.62 per share, to non-employee directors of the Company under the 2003 Share Incentive Plan.

All of the shares issued to non-employee directors of the Company in 2014 and 2013 were fully vested but subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except share and per share data)	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$33,208	$8,664	$42,031	$21,029

Basic earnings per share:
Weighted average shares outstanding – basic	25,128,280	25,049,888	25,121,171	25,052,488

Net income per share	$1.32	$0.35	$1.67	$0.84

Diluted earnings per share:
Weighted average shares outstanding – diluted	25,312,938	25,119,035	25,301,783	25,120,897

Net income per share	$1.31	$0.34	$1.66	$0.84

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted average shares for basic earnings per share	25,128,280	25,049,888	25,121,171	25,052,488
Non-vested restricted stock	77,880	33,178	77,125	38,759
Options	106,778	35,969	103,487	29,650

Weighted average shares for diluted earnings per share	25,312,938	25,119,035	25,301,783	25,120,897

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended June 30, 2014 and 2013 do not include 37,500 and 145,450 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the six months ended June 30, 2014 and 2013 do not include 37,500 and 145,450 shares, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

13.	Segment Information

The following are tabulations of business segment information for the quarters and six months ended June 30, 2014 and 2013.

Quarter Ended June 30, 2014: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$60,556		$22,349		$82,905

Net premiums written	$55,039		$21,333		$76,372

Net premiums earned	$53,034		$12,983		$66,017
Other income (loss)	160		(5)		155

Total revenues	53,194		12,978		66,172
Losses and Expenses:
Net losses and loss adjustment expenses	33,875		4,395		38,270
Acquisition costs and other underwriting expenses	22,560	(3)	4,611		27,171

Income (loss) from segments	$(3,241)		$3,972		731

Unallocated Items:
Net investment income					7,677
Net realized investment gains					39,881
Corporate and other operating expenses					(3,172)
Interest expense					(319)

Income before income taxes					44,798
Income tax benefit					11,590

Net income					$33,208

Total assets	$1,316,314		$661,373	(4)	$1,977,687

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $281 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended June 30, 2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$61,879		$22,366		$84,245

Net premiums written	$56,387		$21,959		$78,346

Net premiums earned	$46,916		$11,755		$58,671
Other income (loss)	248		(1)		247

Total revenues	47,164		11,754		58,918
Losses and Expenses:
Net losses and loss adjustment expenses	30,608		4,316		34,924
Acquisition costs and other underwriting expenses	20,686	(3)	3,786		24,472

Income (loss) from segments	$(4,130)		$3,652		(478)

Unallocated Items:
Net investment income					9,765
Net realized investment gains					2,806
Corporate and other operating expenses					(2,472)
Interest expense					(1,181)

Income before income taxes					8,440
Income tax benefit					(224)

Net income					$8,664

Total assets	$1,243,761		$671,061	(4)	$1,914,822

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $246 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2014: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$113,548		$46,554		$160,102

Net premiums written	$103,695		$45,538		$149,233

Net premiums earned	$106,347		$27,214		$133,561
Other income (loss)	326		(3)		323

Total revenues	106,673		27,211		133,884
Losses and Expenses:
Net losses and loss adjustment expenses	67,472		9,370		76,842
Acquisition costs and other underwriting expenses	44,278	(3)	9,378		53,656

Income (loss) from segments	$(5,077)		$8,463		3,386

Unallocated Items:
Net investment income					15,961
Net realized investment gains					39,068
Corporate and other operating expenses					(6,133)
Interest expense					(510)

Income before income taxes					51,772
Income tax benefit					9,741

Net income					$42,031

Total assets	$1,316,314		$661,373	(4)	$1,977,687

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $561 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total

Revenues:
Gross premiums written	$112,967		$46,217		$159,184

Net premiums written	$104,015		$45,809		$149,824

Net premiums earned	$92,157		$22,510		$114,667
Other income (loss)	329		(28)		301

Total revenues	92,486		22,482		114,968
Losses and Expenses:
Net losses and loss adjustment expenses	59,350		7,362		66,712
Acquisition costs and other underwriting expenses	41,081	(3)	7,868		48,949

Income (loss) from segments	$(7,945)		$7,252		(693)

Unallocated Items:
Net investment income					19,799
Net realized investment gains					8,563
Corporate and other operating expenses					(4,817)
Interest expense					(2,354)

Income before income taxes					20,498
Income tax benefit					(531)

Net income					$21,029

Total assets	$1,243,761		$671,061	(4)	$1,914,822

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $482 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

14.	Subsequent Events

On July 1, 2014, the Company paid down the margin borrowing facility by $102.2 million using proceeds from the sale of the Company’s equity portfolio.

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

Recent Developments

During the 1st quarter of 2014, the Company exited its corporate loan portfolio and made a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2014, the Company has funded $11.8 million of this commitment leaving $38.2 million as unfunded.

On June 10, 2014, Wind River Reinsurance Company, Ltd changed its name to Global Indemnity Reinsurance Company, Ltd.

On June 13, 2014, A.M. Best affirmed the financial strength rating of “A” (Excellent) for Global Indemnity Reinsurance and its U.S. insurance subsidiaries. Global Indemnity Reinsurance and subsidiaries have a financial size category of “XI” with A.M. Best, which represents an adjusted policyholder’s surplus of $750 million to $1 billion.

On June 26, 2014, the Company sold approximately $148.7 million of the Company’s equity portfolio. $102.2 million of these proceeds were used to pay down the margin borrowing facility on July 1, 2014.

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

The Company’s Reinsurance Operations segment, which consists solely of the operations of Global Indemnity Reinsurance, provides reinsurance solutions through brokers and on a direct basis. In prior years, the Company provided reinsurance solutions through program managers and primary writers, including regional insurance companies. Global Indemnity Reinsurance is a Bermuda based treaty reinsurer for specialty property and casualty insurance and reinsurance companies. Global Indemnity Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds. Given the current pricing environment, Global Indemnity Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as a niche reinsurance solution provider.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as prevailing market prices.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing

GLOBAL INDEMNITY PLC

asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves to reflect its best estimate of A&E exposures.

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement is conditioned upon certain legal events occurring which may trigger financial obligations by the insurance company. One such event is the confirmation of a Plan involving an asbestos trust established under the bankruptcy code and funded in part by settlement proceeds. On February 24, 2014, the United States Bankruptcy Court for the Northern District of California issued a Memorandum Re Confirmation of a Revised Plan following a remand from the Ninth Circuit Court of Appeals. The Plan is before the United States District Court Northern California for confirmation. The confirmation of the Revised Plan includes an injunction under 11 U.S.C. Section 524(g) (U.S. Bankruptcy Code) related to the suit above. The injunction, also called a “channeling injunction,” precludes, among other things, non-settling insurers from asserting claims against the Company and direct action asbestos related claims by third parties that are related to the named insured. The most recent ruling may be subject to an appeal by the non-settling insurer group. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

In addition, the Company has exposure to other asbestos related matters. In 2013, three claims were reported on an excess policy that was written in 1985. These claims were settled in April, 2014. Management will continue to monitor the developments of the litigation noted above as well as the new claims that have been reported to determine if any additional financial exposure is present.

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

Management’s best estimate at June 30, 2014 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $754.6 million and $575.6 million, respectively, as of June 30, 2014. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2014 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$184,732	$471,462	$656,194
Reinsurance Operations	36,484	61,917	98,401

Total	$221,216	$533,379	$754,595

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$135,478	$342,292	$477,770
Reinsurance Operations	36,484	61,343	97,827

Total	$171,962	$403,635	$575,597

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $83.0 million for claims occurring during the six months ended June 30, 2014:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(12,035)	$(8,093)	$(4,150)	$(208)	$3,735
	-3%	(10,541)	(6,516)	(2,490)	1,536	5,561
	-2%	(9,794)	(5,727)	(1,660)	2,407	6,474
	-1%	(9,047)	(4,939)	(830)	3,279	7,387
	0%	(8,300)	(4,150)	—	4,150	8,300
	1%	(7,553)	(3,362)	830	5,022	9,213
	2%	(6,806)	(2,573)	1,660	5,893	10,126
	3%	(6,059)	(1,785)	2,490	6,765	11,039
	5%	(4,565)	(208)	4,150	8,508	12,865

The Company’s net reserves for losses and loss expenses of $575.6 million as of June 30, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

For an analysis of the Company’s securities with gross unrealized losses as of June 30, 2014 and December 31, 2013, and for other than temporary impairment losses that the Company recorded for the quarters ended June 30, 2014 and 2013, please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Fair Value Measurements

The Company categorizes its invested assets and derivative instruments into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets.

GLOBAL INDEMNITY PLC

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as

GLOBAL INDEMNITY PLC

of June 30, 2014 or December 31, 2013. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2013 Annual Report on Form 10-K.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Insurance Operations premiums written:
Gross premiums written	$60,556	$61,879	$113,548	$112,967
Ceded premiums written	5,517	5,492	9,853	8,952

Net premiums written	$55,039	$56,387	$103,695	$104,015

Reinsurance Operations premiums written:
Gross premiums written	$22,349	$22,366	$46,554	$46,217
Ceded premiums written	1,016	407	1,016	408

Net premiums written	$21,333	$21,959	$45,538	$45,809

Revenues: (1)
Insurance Operations	$53,194	$47,164	$106,673	$92,486
Reinsurance Operations	12,978	11,754	27,211	22,482

Total revenues	$66,172	$58,918	$133,884	$114,968

Expenses: (2)
Insurance Operations (3)	$56,435	$51,294	$111,750	$100,431
Reinsurance Operations	9,006	8,102	18,748	15,230

Total expenses	$65,441	$59,396	$130,498	$115,661

Income (loss) from segments:
Insurance Operations	$(3,241)	$(4,130)	$(5,077)	$(7,945)
Reinsurance Operations	3,972	3,652	8,463	7,252

Total income (loss) from segments	$731	$(478)	$3,386	$(693)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	63.9	65.3	63.5	64.4
Expense ratio	42.5	44.1	41.6	44.6

Combined ratio	106.4	109.4	105.1	109.0

Reinsurance Operations
Loss ratio	33.9	36.8	34.5	32.8
Expense ratio	35.5	32.2	34.5	35.0

Combined ratio	69.4	69.0	69.0	67.8

Consolidated
Loss ratio	58.0	59.5	57.5	58.2
Expense ratio	41.2	41.7	40.2	42.7

Combined ratio	99.2	101.2	97.7	100.9

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $281 and $246 for the quarters ended June 30, 2014 and 2013, respectively, and excise tax of $561 and $482 for the six months ended June 30, 2014 and 2013, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended June 30, 2014 Compared with the Quarter Ended June 30, 2013

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2014	2013	$	%

Gross premiums written	$60,556	$61,879	$(1,323)	(2.1%)

Net premiums written	$55,039	$56,387	$(1,348)	(2.4%)

Net premiums earned	$53,034	$46,916	$6,118	13.0%
Other income	160	248	(88)	(35.5%)

Total revenues	53,194	47,164	6,030	12.8%

Losses and expenses:
Net losses and loss adjustment expenses	33,875	30,608	3,267	10.7%
Acquisition costs and other underwriting expenses (1)	22,560	20,686	1,874	9.1%

Loss from segment	$(3,241)	$(4,130)	$889	21.5%

Underwriting Ratios:
Loss ratio:
Current accident year	69.5	66.2	3.3
Prior accident year	(5.6)	(0.9)	(4.7)

Calendar year loss ratio	63.9	65.3	(1.4)
Expense ratio	42.5	44.1	(1.6)

Combined ratio	106.4	109.4	(3.0)

Reconciliation of Non-GAAP Measures

Combined ratio excluding the effect of prior accident year (2) (7)	112.0	110.3
Effect of prior accident year	(5.6)	(0.9)

Combined ratio	106.4	109.4

Loss ratio excluding the effect of prior accident year (3) (7)	69.5	66.2
Effect of prior accident year	(5.6)	(0.9)

Loss ratio	63.9	65.3

Property loss ratio excluding the effect of prior accident year (4) (7)	66.7	58.1
Effect of prior accident year	(0.2)	(7.9)

Property loss ratio	66.5	50.2

Casualty loss ratio excluding the effect of prior accident year (5) (7)	73.5	77.1
Effect of prior accident year	(13.5)	8.7

Casualty loss ratio	60.0	85.8

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	35.6	40.5
Effect of prior accident year	(0.6)	(2.6)

Non catastrophe property loss ratio	35.0	37.9

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	31.1	17.6
Effect of prior accident year	0.4	(5.3)

Catastrophe property loss ratio	31.5	12.3

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$11,231	$10,966
Effect of prior accident year	(185)	(711)

Non catastrophe property losses	$11,046	$10,255

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$9,820	$4,781
Effect of prior accident year	118	(1,438)

Catastrophe property losses	$9,938	$3,343

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$36,850	$31,038
Effect of prior accident year	(2,975)	(430)

Net losses and loss adjustment expenses	$33,875	$30,608

GLOBAL INDEMNITY PLC

(1)	Includes excise tax of $281 and $246 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for the quarters ended June 30, 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

Premiums

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended June 30, 2014			Quarter Ended June 30, 2013
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$29,252	$27,531	$26,654	$28,055	$26,204	$22,720
Property Brokerage	13,374	11,017	8,158	12,931	10,751	7,006
Programs	16,569	15,255	14,337	15,351	14,179	12,981
Other	1,361	1,236	3,885	5,542	5,253	4,209

Total	$60,556	$55,039	$53,034	$61,879	$56,387	$46,916

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $60.6 million for the quarter ended June 30, 2014, compared with $61.9 million for the quarter ended June 30, 2013, a decrease of $1.3 million or 2.1%. The decrease in other was primarily due to the culling of unprofitable business. Excluding commercial automobile, which is included in the other category in the table above, gross written premiums increased by $2.8 million or 5.0% due to growth in small business, property brokerage, and programs.

Net premiums written, which equal gross premiums written less ceded premiums written, were $55.0 million for the quarter ended June 30, 2014, compared with $56.4 million for the quarter ended June 30, 2013, a decrease of $1.3 million or 2.4%. The decrease was primarily due to the reduction in gross premiums written noted above. The ratio of net premiums written to gross premiums written was 90.9% for the quarter ended June 30, 2014 and 91.1% for the quarter ended June 30, 2013, a decrease of 0.2%.

GLOBAL INDEMNITY PLC

Net premiums earned were $53.0 million for the quarter ended June 30, 2014, compared with $46.9 million for the quarter ended June 30, 2013, an increase of $6.1 million or 13.0%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year as well as increased retention on the Company’s catastrophe treaties. Property net premiums earned for the quarters ended June 30, 2014 and 2013 were $31.6 million and $27.1 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2014 and 2013 were $21.5 million and $19.8 million, respectively.

Other Income

Other income was $0.2 million for each of the quarters ended June 30, 2014 and 2013. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 63.9% for the quarter ended June 30, 2014 compared with 65.3% for the quarter ended June 30, 2013. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2014 was 69.5%, an increase of 3.3 points from 66.2%, for the quarter ended June 30, 2013:

•	The current accident year property loss ratio increased 8.6 points from 58.1% in the quarter ended June 30, 2013 to 66.7% in the quarter ended June 30, 2014.

•	The non-catastrophe loss ratio decreased 4.9 points from 40.5% in the quarter ended June 30, 2013 to 35.6% in the quarter ended June 30, 2014. Non-catastrophe losses were $11.2 million and $11.0 million for the quarters ended June 30, 2014 and 2013, respectively.

•	The catastrophe loss ratio increased 13.5 points from 17.6% in the quarter ended June 30, 2013 to 31.1% in the quarter ended June 30, 2014. Catastrophe losses were $9.8 million and $4.8 million for the quarters ended June 30, 2014 and 2013, respectively.

•	The current accident year casualty loss ratio decreased 3.6 points from 77.1% in the quarter ended June 30, 2013 to 73.5% in the quarter ended June 30, 2014.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2014, the Company reduced its prior accident year loss reserves by $3.0 million, which primarily consisted of the following:

•	General liability: A $0.8 million net increase which consisted of a $6.0 million reduction in the ongoing General Liability book due to less frequency and severity than anticipated and a $6.8 million increase to the Company’s older environmentally exposed book.

•	Asbestos: A $6.9 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Professional: A $10.0 million reduction primarily driven by a lower than expected severity from accident years 2007 through 2010 in a discontinued line.

•	Other: A $0.7 million decrease primarily related to the auto physical damage and marine lines of business.

GLOBAL INDEMNITY PLC

In the second quarter of 2013, the Company reduced its prior accident year loss reserves by $0.4 million, which primarily consisted of the following:

•	Property: A $2.2 million reduction primarily driven by $1.1 million of better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2010 and 2012.

•	General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990 due to recent development on several claims.

Net losses and loss adjustment expenses were $33.9 million for the quarter ended June 30, 2014, compared with $30.6 million for the quarter ended June 30, 2013, an increase of $3.3 million or 10.7%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $36.9 million and $31.0 million for the quarters ended June 30, 2014 and 2013, respectively, an increase of $5.8 million or 18.7%. This increase is primarily attributable to a growth in earned premium volume, as noted above, as well as an increase in catastrophe losses in 2014.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $22.6 million for the quarter ended June 30, 2014, compared with $20.7 million for the quarter ended June 30, 2013, an increase of $1.9 million or 9.1%. The increase is primarily due to increased commissions as a result of growth in net earned premiums.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 42.5% for the quarter ended June 30, 2014, compared with 44.1% for the quarter ended June 30, 2013. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the growth in earned premium volume.

The combined ratio for the Company’s Insurance Operations was 106.4% for the quarter ended June 30, 2014, compared with 109.4% for the quarter ended June 30, 2013. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the current accident year combined ratio increased from 110.3% for the quarter ended June 30, 2013 to 112.0% for the quarter ended June 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $3.2 million for the quarter ended June 30, 2014, compared to a loss of $4.1 million for the quarter ended June 30, 2013.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Gross premiums written	$22,349	$22,366	$(17)	(0.1%)

Net premiums written	$21,333	$21,959	$(626)	(2.9%)

Net premiums earned	$12,983	$11,755	$1,228	10.4%
Other loss	(5)	(1)	(4)	(400.0%)

Total revenues	12,978	11,754	1,224	10.4%

Losses and expenses:
Net losses and loss adjustment expenses	4,395	4,316	79	1.8%
Acquisition costs and other underwriting expenses	4,611	3,786	825	21.8%

Income from segment	$3,972	$3,652	$320	8.8%

Underwriting Ratios:
Loss ratio:
Current accident year	42.0	39.1	2.9
Prior accident year	(8.1)	(2.3)	(5.8)

Calendar year loss ratio	33.9	36.8	(2.9)
Expense ratio	35.5	32.2	3.3

Combined ratio	69.4	69.0	0.4

Reconciliation of Non-GAAP Measures

Combined ratio excluding the effect of prior accident year (1) (4)	77.5	71.3
Effect of prior accident year	(8.1)	(2.3)

Combined ratio	69.4	69.0

Loss ratio excluding the effect of prior accident year (2) (4)	42.0	39.1
Effect of prior accident year	(8.1)	(2.3)

Loss ratio	33.9	36.8

Property loss ratio excluding the effect of prior accident year (5) (4)	38.7	35.9
Effect of prior accident year	(10.1)	(0.6)

Property loss ratio	28.6	35.3

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$5,448	$4,592
Effect of prior accident year	(1,053)	(276)

Net losses and loss adjustment expenses	$4,395	$4,316

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $22.3 million for the quarter ended June 30, 2014, compared with $22.4 million for the quarter ended June 30, 2013, a decrease of $0.02 million or 0.1%.

Net premiums written, which equal gross premiums written less ceded premiums written, were $21.3 million for the quarter ended June 30, 2014, compared with $22.0 million for the quarter ended June 30, 2013, a decrease of $0.6 million or 2.9%.

Net premiums earned were $13.0 million for the quarter ended June 30, 2014, compared with $11.8 million for the quarter ended June 30, 2013, an increase of $1.2 million or 10.4%. The increase was primarily due to premiums resulting from new treaties written during 2013 and 2014. Property net premiums earned for the quarters ended June 30, 2014 and 2013 were $12.8 million and $10.9 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2014 and 2013 were $0.1 million and $0.8 million, respectively.

Other Income (Loss)

Other income was comprised of loss of $0.005 million and $0.001 million for the quarters ended June 30, 2014 and 2013, respectively. Other income represents foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 33.9% for the quarter ended June 30, 2014 compared with 36.8% for the quarter ended June 30, 2013.

The current accident year loss ratio increased 2.9 points from 39.1% for the quarter ended June 30, 2013 to 42.0% for the quarter ended June 30, 2014 primarily due to an increase in losses for property lines. The property lines current accident year loss ratio increased to 38.7% for the quarter ended June 30, 2014 from 35.9% for the quarter ended June 30, 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $1.0 million in the quarter ended June 30, 2014, which decreased the loss ratio by 8.1 points, compared to a decrease in net losses and loss adjustment expenses for prior accident years of $0.3 million for the quarter ended June 30, 2013 which decreased the loss ratio by 2.3 points.

The $1.0 million reduction in prior accident loss reserves primarily consisted of the following:

•	Property: A $1.3 million decrease primarily related to accident year 2012 due to catastrophe losses developing better than expected.

•	Commercial Auto Liability: A $0.3 million increase in aggregate related to accident years 2009 to 2011.

In the second quarter of 2013, the Company reduced its prior accident year loss reserves by $0.3 million primarily due to better than expected development of prior year losses for general liability related to accident years 2007 through 2010 and 2012.

Net losses and loss adjustment expenses were $4.4 million for the quarter ended June 30, 2014, compared with $4.3 million for the quarter ended June 30, 2013, an increase of $0.08 million or 1.8%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $4.6 million for the quarter ended June 30, 2013 to $5.4 million for the quarter ended June 30, 2014

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.6 million for the quarter ended June 30, 2014, compared with $3.8 million for the quarter ended June 30, 2013, an increase of $0.8 million or 21.8%. The increase is primarily due to higher profit commission on the property catastrophe treaties due to lower losses in the second quarter of 2014 than 2013.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 35.5% for the quarter ended June 30, 2014, compared with 32.2% for the quarter ended June 30, 2013.

The combined ratio for the Company’s Reinsurance Operations was 69.4% for the quarter ended June 30, 2014, compared with 69.0% for the quarter ended June 30, 2013. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 71.3% for the quarter ended June 30, 2013 to 77.5% for the quarter ended June 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $4.0 million for the quarter ended June 30, 2014 compared to income of $3.7 million for the quarter ended June 30, 2013, an increase of $0.3 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Net investment income	$7,677	$9,765	$(2,088)	(21.4%)

Net realized investment gains	39,881	2,806	37,075	1321.3%

Corporate and other operating expenses	(3,172)	(2,472)	700	28.3%

Interest expense	(319)	(1,181)	(862)	(73.0%)

Income tax (expense) benefit	(11,590)	224	11,814	5274.1%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $7.7 million for the quarter ended June 30, 2014, compared with $9.8 million for the quarter ended June 30, 2013, a decrease of $2.1 million or 21.4%.

•	Gross investment income, which excludes realized gains and losses, was $8.8 million for the quarter ended June 30, 2014, compared with $10.9 million for the quarter ended June 30, 2013, a decrease of $2.0 million or 18.7%. The decrease was primarily due to the redemption of the Company’s corporate loans portfolio and lower reinvestment yields partially offset by an increase in dividend income from the equity portfolio.

•	Investment expenses were $1.2 million for the quarter ended June 30, 2014, compared with $1.1 million for the quarter ended June 2013, an increase of $0.1 million or 4.7%.

At June 30, 2014, the Company held agency mortgage-backed securities with a book value of $148.5 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.1 years as of June 30, 2014, compared with 2.2 years as of June 30, 2013. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of June 30, 2014, compared with 2.0 years as of June 30, 2013. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2014, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.8% at June 30, 2013. The embedded book yield on the $192.5 million of municipal bonds in the Company’s portfolio was 2.8% at June 30, 2014, compared to an embedded book yield of 2.9% on the Company’s municipal bond portfolio of $195.0 million at June 30, 2013.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

Net realized investment gains were $39.9 million for the quarter ended June 30, 2014, compared with $2.8 million for the quarter ended June 30, 2013. The net realized investment gains for 2014 consist primarily of net gains of $0.6 million relative to the Company’s fixed maturities, $45.3 million relative to its equity securities, offset by losses of $6.0 million related to its interest rate swaps. The net realized investment gains for 2013 consist primarily of net gains of $3.8 million relative to its equity securities offset by other than temporary impairment losses of $1.0 million.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended June 30, 2014 and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.2 million for the quarter ended June 30, 2014, compared with $2.5 million for the quarter ended June 30, 2013, an increase of $0.7 million or 28.3%. The increase is primarily due to an increase in professional fees and travel cost offset by a reduction in salary expense.

Interest Expense

Interest expense was $0.3 million and $1.2 million for the quarters ended June 30, 2014 and 2013, respectively, a decrease of $0.9 million or 73%. This reduction was primarily due to the repayment of the Company’s senior notes payable and junior subordinated debentures in 2013. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

The income tax expense was $11.6 million for the quarter ended June 30, 2014 compared to an income tax benefit of $0.2 million for the quarter ended June 30, 2013. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income

The factors described above resulted in net income of $33.2 million and $8.7 million for the quarters ended June 30, 2014 and 2013, respectively, an increase of $24.5 million or 283.3%.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013	$	%

Gross premiums written	$113,548	$112,967	$581	0.5%

Net premiums written	$103,695	$104,015	$(320)	(0.3%)

Net premiums earned	$106,347	$92,157	$14,190	15.4%
Other income	326	329	(3)	(0.9%)

Total revenues	106,673	92,486	14,187	15.3%

Losses and expenses:
Net losses and loss adjustment expenses	67,472	59,350	8,122	13.7%
Acquisition costs and other underwriting expenses (1)	44,278	41,081	3,197	7.8%

Loss from segment	$(5,077)	$(7,945)	$2,868	36.1%

Underwriting Ratios:
Loss ratio:
Current accident year	68.2	67.9	0.3
Prior accident year	(4.7)	(3.5)	(1.2)

Calendar year loss ratio	63.5	64.4	(0.9)
Expense ratio	41.6	44.6	(3.0)

Combined ratio	105.1	109.0	(3.9)

GLOBAL INDEMNITY PLC

Reconciliation of Non-GAAP Measures

Combined ratio excluding the effect of prior accident year (2) (7)	109.8	112.5
Effect of prior accident year	(4.7)	(3.5)

Combined ratio	105.1	109.0

Loss ratio excluding the effect of prior accident year (3) (7)	68.2	67.9
Effect of prior accident year	(4.7)	(3.5)

Loss ratio	63.5	64.4

Property loss ratio excluding the effect of prior accident year (4) (7)	64.8	62.8
Effect of prior accident year	0.2	(9.3)

Property loss ratio	65.0	53.5

Casualty loss ratio excluding the effect of prior accident year (5) (7)	73.1	74.8
Effect of prior accident year	(11.9)	4.4

Casualty loss ratio	61.2	79.2

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	44.0	50.1
Effect of prior accident year	(0.1)	(5.1)

Non catastrophe property loss ratio	43.9	45.0

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	20.8	12.7
Effect of prior accident year	0.3	(4.2)

Catastrophe property loss ratio	21.1	8.5

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$27,759	$26,612
Effect of prior accident year	(65)	(2,712)

Non catastrophe property losses	$27,694	$23,900

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$13,160	$6,723
Effect of prior accident year	188	(2,245)

Catastrophe property losses	$13,348	$4,478

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$72,492	$62,579
Effect of prior accident year	(5,020)	(3,229)

Net losses and loss adjustment expenses	$67,472	$59,350

(1)	Includes excise tax of $561 and $482 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the six months ended June 30, 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

GLOBAL INDEMNITY PLC

Premiums

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned

Small Business Binding Authority	$56,141	$52,963	$52,855	$51,132	$47,837	$44,273
Property Brokerage	22,237	18,538	16,515	22,367	19,776	13,891
Programs	32,055	29,363	28,294	29,896	27,412	25,725
Other	3,115	2,831	8,683	9,572	8,990	8,268

Total	$113,548	$103,695	$106,347	$112,967	$104,015	$92,157

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $113.5 million for the six months ended June 30, 2014, compared with $113.0 million for the six months ended June 30, 2013, an increase of $0.6 million or 0.5%. The increase was primarily due to growth in small business driven by both higher retention rates and rate increases as well as growth in programs. This increase was partially offset by a reduction in the other category resulting from the culling of unprofitable business. Excluding commercial automobile, which is included in the other category in the table above, gross written premiums increased by $6.9 million or 6.6%.

Net premiums written, which equal gross premiums written less ceded premiums written, were $103.7 million for the six months ended June 30, 2014, compared with $104.0 million for the six months ended June 30, 2013, a decrease of $0.3 million or 0.3%. The decrease was primarily due to an increase in ceded premiums written partially offset by an increase in gross premiums written as noted above. The ratio of net premiums written to gross premiums written was 91.3% for the six month ended June 30, 2014 and 92.1% for the six months ended June 30, 2013, a decrease of 0.8%.

Net premiums earned were $106.3 million for the six months ended June 30, 2014, compared with $92.2 million for the six months ended June 30, 2013, an increase of $14.2 million or 15.4%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year as well as increased retention on the Company’s catastrophe treaties. Property net premiums earned for the six months ended June 30, 2014 and 2013 were $63.2 million and $53.1 million, respectively. Casualty net premiums earned for the six months ended June 30, 2014 and 2013 were $43.2 million and $39.1 million, respectively.

Other Income

Other income was $0.3 million for each of the six months ended June 30, 2014 and 2013. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 63.5% for the six months ended June 30, 2014 compared with 64.4% for the six months ended June 30, 2013.

The current accident year loss ratio for the six months ended June 30, 2014 was 68.2%, an increase of 0.3 points from 67.9%, for the six months ended June 30, 2013:

•	The current accident year property loss ratio increased 2.0 points from 62.8% in the six months ended June 30, 2013 to 64.8% in the six months ended June 30, 2014.

•	The non-catastrophe loss ratio decreased 6.1 points from 50.1% in the six months ended June 30, 2013 to 44.0% in the six months ended June 30, 2014. Non-catastrophe losses were $27.8 million and $26.6 million for the six months ended June 30, 2014 and 2013, respectively.

GLOBAL INDEMNITY PLC

•	The catastrophe loss ratio increased 8.1 points from 12.7% in the six months ended June 30, 2013 to 20.8% in the six months ended June 30, 2014. Catastrophe losses were $13.2 million and $6.7 million for the six months ended June 30, 2014 and 2013, respectively.

•	The current accident year casualty loss ratio decreased 1.7 points from 74.8% in the six months ended June 30, 2013 to 73.1% in the six months ended June 30, 2014. During the last several years, rates were increased and unprofitable business was not renewed contributing to this decrease.

In the first six months of 2014, the Company reduced its prior accident year loss reserves by $5.0 million, which primarily consisted of the following:

•	Asbestos: A $6.9 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Professional: An $11.8 million reduction primarily driven by a lower than expected severity from accident years 2007 through 2010.

In the first six months of 2013, the Company reduced its prior accident year loss reserves by $3.2 million, which primarily consisted of the following:

•	Property: A $5.0 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected severity from accident years 2008 through 2012.

•	General liability: A $1.8 million reduction primarily due to better than expected emergence from accident years 2007 through 2011 partially offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos: A $3.5 million increase primary related to policies written prior to 1990 due to recent development on several claims.

Net losses and loss adjustment expenses were $67.5 million for the six months ended June 30, 2014, compared with $59.4 million for the six months ended June 30, 2013, an increase of $8.1 million or 13.7%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $72.5 million and $62.6 million for the six months ended June 30, 2014 and 2013, respectively. This increase is primarily attributable to growth in earned premium volume, as noted above, as well as an increase in catastrophe losses in 2014.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $44.3 million for the six months ended June 30, 2014, compared with $41.1 million for the quarter ended June 30, 2013, an increase of $3.2 million or 7.8%. The increase is primarily due to increased commissions as a result of growth in net premiums earned.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 41.6% for the six months ended June 30, 2014, compared with 44.6% for the six months ended June 30, 2013. The decrease in the expense ratio is primarily due to the growth in earned premium volume.

The combined ratio for the Company’s Insurance Operations was 105.1% for the six months ended June 30, 2014, compared with 109.0% for the six months ended June 30, 2013. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 112.5% for the six months ended June 30, 2013 to 109.8% for the six months ended June 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $5.1 million for the six months ended June 30, 2014, compared to a loss of $7.9 million for the six months ended June 30, 2013.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Gross premiums written	$46,554	$46,217	$337	0.7%

Net premiums written	$45,538	$45,809	$(271)	(0.6%)

Net premiums earned	$27,214	$22,510	$4,704	20.9%
Other loss	(3)	(28)	25	89.3%

Total revenues	27,211	22,482	4,729	21.0%

Losses and expenses:
Net losses and loss adjustment expenses	9,370	7,362	2,008	27.3%
Acquisition costs and other underwriting expenses	9,378	7,868	1,510	19.2%

Income from segment	$8,463	$7,252	$1,211	16.7%

Underwriting Ratios:
Loss ratio:
Current accident year	38.5	33.4	5.1
Prior accident year	(4.0)	(0.6)	(3.4)

Calendar year loss ratio	34.5	32.8	1.7
Expense ratio	34.5	35.0	(0.5)

Combined ratio	69.0	67.8	1.2

Reconciliation of Non-GAAP Measures

Combined ratio excluding the effect of prior accident year (1) (4)	73.0	68.4
Effect of prior accident year	(4.0)	(0.6)

Combined ratio	69.0	67.8

Loss ratio excluding the effect of prior accident year (2) (4)	38.5	33.4
Effect of prior accident year	(4.0)	(0.6)

Loss ratio	34.5	32.8

Property loss ratio excluding the effect of prior accident year (5) (4)	36.7	31.5
Effect of prior accident year	(5.2)	(0.4)

Property loss ratio	31.5	31.1

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$10,472	$7,508
Effect of prior accident year	(1,102)	(146)

Net losses and loss adjustment expenses	$9,370	$7,362

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $46.6 million for the six months ended June 30, 2014, compared with $46.2 million for the six months ended June 30, 2013, an increase of $0.3 million or 0.7%.

Net premiums written, which equal gross premiums written less ceded premiums written, were $45.5 million for the six months ended June 30, 2014, compared with $45.8 million for the six months ended June 30, 2013, a decrease of $0.3 million or 0.6%.

Net premiums earned were $27.2 million for the six months ended June 30, 2014, compared with $22.5 million for the six months ended June 30, 2013, an increase of $4.7 million or 20.9%. The increase is due to premiums resulting from new treaties written during 2013 and 2014. Property net premiums earned for the six months ended June 30, 2014 and 2013 were $26.1 million and $21.4 million, respectively. Casualty net premiums earned for each of the six months ended June 30, 2014 and 2013 were $1.1 million.

Other Loss

The Company recognized losses of $0.003 million and $0.03 million for the six months ended June 30, 2014 and 2013, respectively. Other income is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 34.5% for the six months ended June 30, 2014 compared with 32.8% for the six months ended June 30, 2013. The increase is primarily due to an increase in the property lines losses for the current accident year.

The current accident year loss ratio increased 5.1 points from 33.4% for the six months ended June 30, 2013 to 38.5% for the six months ended June 30, 2014 primarily due to an increase in losses for property lines. The property lines current accident year loss ratio increased to 36.7% for the six months ended June 30, 2014 from 31.5% for the six months ended June 30, 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $1.1 million in the six months ended June 30, 2014 which decreased the loss ratio by 4.0 points compared to a decrease in net losses and loss adjustment expenses for prior accident years of $0.1 million for the six months ended June 30, 2013 which decreased the loss ratio 0.6 points.

The $1.1 million reduction in prior accident year loss reserves primarily consisted of the following:

•	Property: A $1.3 million decrease primary related to accident year 2011 and 2012 due to catastrophe losses developing better than expected.

•	Commercial Auto Liability: A $0.2 million increase in aggregate related to accident years 2009 to 2011.

In the first six months of 2013, the Company reduced its prior accident year loss reserves by $0.1 million primarily due to better than expected development of prior year losses for general liability related to accident years 2007 and 2009 through 2012.

Net losses and loss adjustment expenses were $9.4 million for the six months ended June 30, 2014, compared with $7.4 million for the six months ended June 30, 2013, an increase of $2.0 million or 27.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $7.5 million for the six months ended June 30, 2013 to $10.5 million for the six months ended June 30, 2014. This increase is primarily attributable to an increase in net premiums earned and an increase in property line losses as noted above.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $9.4 million for the six months ended June 30, 2014 compared with $7.9 million for the six months ended June 30, 2013, an increase of $1.5 million or 19.2%. The increase is primarily due to higher commission expense as a result of higher premiums earned in 2014.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 34.5% for the six months ended June 30, 2014, compared with 35.0% for the six months ended June 30, 2013. The decrease is primarily attributable to the growth in the earned premium volume.

The combined ratio for the Company’s Reinsurance Operations was 69.0% for the six months ended June 30, 2014, compared with 67.8% for the six months ended June 30, 2013. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 68.4% for the six months ended June 30, 2013 to 73.0% for the six months ended June 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $8.5 million for the six months ended June 30, 2014 compared to income of $7.3 million for the six months ended June 30, 2013, an increase of $1.2 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%

Net investment income	$15,961	$19,799	$(3,838)	(19.4%)

Net realized investment gains	39,068	8,563	30,505	356.2%

Corporate and other operating expenses	(6,133)	(4,817)	1,316	27.3%

Interest expense	(510)	(2,354)	(1,844)	(78.3%)

Income tax (expense) benefit	(9,741)	531	10,272	1934.5%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $16.0 million for the six months ended June 30, 2014, compared with $19.8 million for the six months ended June 30, 2013, a decrease of $3.8 million or 19.4%.

•	Gross investment income, which excludes realized gains and losses, was $18.2 million for the six months ended June 30, 2014, compared with $22.0 million for the six months ended June 30, 2013, a decrease of $3.8 million or 17.2%. The decrease was primarily due to the redemption of the Company’s corporate loans portfolio and lower reinvestment yields partially offset by an increase in dividend income from the equity portfolio.

•	Investment expenses were $2.3 million for the six months ended June 30, 2014, compared with $2.2 million for the six months ended June 2013, an increase of $0.1 million or 2.1%.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

Net realized investment gains were $39.1 million for the six months ended June 30, 2014, compared with $8.6 million for the six months ended June 30, 2013. The net realized investment gains for 2014 consist primarily of net gains of $2.2 million relative to the Company’s fixed maturities, $49.3 million relative to its equity securities, offset by losses of $12.4 million related to its interest rate swaps. The net realized investment gains for 2013 consist primarily of net gains of $0.4 million relative to the Company’s fixed maturities and $9.3 million relative to its equity securities offset by other than temporary impairment losses of $1.1 million.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the six months ended June 30, 2014 and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.1 million for the six months ended June 30, 2014, compared with $4.8 million for the six months ended June 30, 2013, an increase of $1.3 million or 27.3%. The increase is primarily due to an increase in professional fees and travel cost offset by a reduction in salary expense.

Interest Expense

Interest expense was $0.5 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively, a decrease of $1.8 million or 78.3%. This reduction was primarily due to the repayment of the Company’s senior notes payable and junior subordinated debentures in 2013. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

The income tax expense was $9.7 million for the six months ended June 30, 2014 compared to an income tax benefit of $0.5 million for the six months ended June 30, 2013. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Net Income

The factors described above resulted in net income of $42.0 million and $21.0 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $21.0 million or 99.9%.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its U.S. insurance companies: United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; and its Reinsurance Operations: Global Indemnity Reinsurance.

The principal source of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses and share repurchases, includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund

GLOBAL INDEMNITY PLC

margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation – Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. On January 23, 2014, the U.S. insurance companies paid an extraordinary dividend to Global Indemnity Group, Inc. that aggregated to $200 million. The U.S. insurance companies are restricted from paying a dividend until after January 23, 2015 without regulatory approval. See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for further information on dividend limitations.

For 2014, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation – Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or six months ended June 30, 2014.

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

Net cash used for operating activities was $13.5 million and $6.7 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in operating cash flows of approximately $6.8 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change

Net premiums collected	$122,638	$122,852	$(214)
Net losses paid	(85,868)	(91,728)	5,860
Underwriting and corporate expenses	(67,275)	(62,551)	(4,724)
Net investment income	20,168	23,303	(3,135)
Net federal income taxes recovered (paid)	(2,663)	3,767	(6,430)
Interest paid	(464)	(2,336)	1,872

Net cash used for operating activities	$(13,464)	$(6,693)	$(6,771)

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

GLOBAL INDEMNITY PLC

Liquidity

On June 26, 2014, the Company sold approximately $148.7 million of the Company’s equity portfolio. $102.2 million of these proceeds were used to pay down the margin borrowing facility on July 1, 2014.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s liquidity during the six months ended June 30, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In May, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity (Cayman) Limited.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the six months ended June 30, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2014, the Company has funded $11.8 million of this commitment leaving $38.2 million as unfunded.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s contractual obligations during the six months ended June 30, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

GLOBAL INDEMNITY PLC

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

Persistent geopolitical risks raised questions about the global growth rate and kept a lid on risk appetites overall. Meanwhile, divergence in central bank monetary policy continued to grow. The European Central Bank (“ECB”) unveiled a set of unconventional monetary policy measures to fight disinflationary forces and rekindle growth in the Eurozone. The ECB cut its benchmark interest rate, reduced its deposit rate to below zero, and announced a four-year targeted long-term refinancing operation. The People’s Bank of China (“PBOC”) also announced a set of “mini-stimulus” measures, including targeted cuts in the reserve ratio requirement for banks that meet lending targets for rural, small, and medium enterprises, and for select real economy sectors. The Bank of Japan maintained its easy monetary policy framework, while the Bank of England (“BOE”) signaled a possible increase in rates before the end of the year and the Federal Reserve System hinted that rate hikes might start next year but have a lower end point.

U.S. economic data released during the quarter pointed to a reacceleration of growth following the winter slowdown. First-quarter gross economic product (“GDP”) contracted by 2.9%. This is the economy’s worst performance in five years. However, subsequent data releases implied a more encouraging GDP number in the second quarter. Inflation across other advanced economies remained subdued, with the UK consumer price index (“CPI”) hitting a four-year low in May. Pass-through effects of a strong British pound contributed to the drop in CPI, which has continued to fall below the BOE’s target. Eurozone unemployment improved slightly, but the downward trend in inflation persisted, with the latest reading at 0.5% which is significantly below the ECB’s target. China’s GDP slipped to 7.4%, year over year, as exports and investment eased on the back of the PBOC’s measures to slow loan growth. Japan’s GDP expanded more than expected in the first quarter, at a 6.7% annualized rate, and unemployment edged down to 3.5%.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.0 years. Portfolio purchases during the quarter were focused within U.S. Corporate bonds and Taxable Municipal bonds. These purchases were funded primarily through maturities and paydowns. During the second quarter of 2014, the portfolio’s allocation to credit increased, while the ABS allocation shifted toward more fixed and fewer floating rate issues. The investment grade fixed income portfolio maintained a slightly short duration posture during the quarter.

There have been no other material changes to the Company’s market risk since December 31, 2013. Please see Item 7A of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that

GLOBAL INDEMNITY PLC

information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended June 30, 2014 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were no shares purchased from the Company’s employees during the quarter ended June 30, 2014. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Global Indemnity plc Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 12, 2014 (File No. 001-34809)).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

GLOBAL INDEMNITY PLC

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and the year ended December 31, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

+ Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

August 8, 2014	By:	/s/ Thomas M. McGeehan
Date: August 8, 2014	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)