Form 10-Q
period 2014-09-30
Global Indemnity plc
filed 2014-11-07
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 3, 2014, the registrant had outstanding 13,257,830 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,296,990 and $1,187,685)	$1,308,771	$1,204,364
Equity securities:
Available for sale, at fair value (cost: $96,084 and $191,425)	120,736	254,070
Other invested assets:
Available for sale, at fair value (cost: $21,528 and $3,065)	21,118	3,489

Total investments	1,450,625	1,461,923
Cash and cash equivalents	66,616	105,492
Premiums receivable, net	62,211	49,888
Reinsurance receivables, net	178,193	197,887
Funds held by ceding insurers	23,762	18,662
Deferred federal income taxes	16,817	4,206
Deferred acquisition costs	26,090	22,177
Intangible assets	17,725	17,990
Goodwill	4,820	4,820
Prepaid reinsurance premiums	5,464	5,199
Receivable for securities sold	—	723
Other assets	27,492	22,812

Total assets	$1,879,815	$1,911,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$739,931	$779,466
Unearned premiums	127,798	116,629
Federal income taxes payable	1,567	1,595
Ceded balances payable	4,150	5,177
Contingent commissions	12,511	12,677
Payable for Securities	2,865	—
Margin borrowing facility	62,274	100,000
Other liabilities	30,624	22,955

Total liabilities	981,720	1,038,499

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,322,645 and 16,200,406, respectively; A ordinary shares outstanding: 13,257,830 and 13,141,035, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	518,889	516,653
Accumulated other comprehensive income, net of taxes	24,954	54,028
Retained earnings	455,653	403,861
A ordinary shares in treasury, at cost: 3,064,815 and 3,059,371 shares, respectively	(101,404)	(101,265)

Total shareholders’ equity	898,095	873,280

Total liabilities and shareholders’ equity	$1,879,815	$1,911,779

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gross premiums written	$67,098	$68,785	$227,200	$227,969

Net premiums written	$63,262	$64,030	$212,495	$213,854

Net premiums earned	$68,028	$64,469	$201,589	$179,136
Net investment income	6,527	8,486	22,488	28,285
Net realized investment gains:
Other than temporary impairment losses on investments	(6)	(177)	(68)	(1,230)
Other net realized investment gains	1,164	1,818	40,294	11,434

Total net realized investment gains	1,158	1,641	40,226	10,204
Other income	126	183	449	484

Total revenues	75,839	74,779	264,752	218,109
Losses and Expenses:
Net losses and loss adjustment expenses	36,654	35,483	113,496	102,195
Acquisition costs and other underwriting expenses	27,458	28,028	81,114	76,977
Corporate and other operating expenses	3,481	2,627	9,614	7,444
Interest expense	118	3,585	628	5,939

Income before income taxes	8,128	5,056	59,900	25,554
Income tax expense (benefit)	(1,633)	(1,892)	8,108	(2,423)

Net income	$9,761	$6,948	$51,792	$27,977

Per share data:
Net income
Basic	$0.39	$0.28	$2.06	$1.12

Diluted	$0.39	$0.28	$2.05	$1.11

Weighted-average number of shares outstanding
Basic	25,137,531	25,082,237	25,126,684	25,065,725

Diluted	25,334,716	25,189,072	25,323,187	25,150,920

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$9,761	$6,948	$51,792	$27,977

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	(7,293)	7,732	6,476	7,578
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(1)	12	(4)	8
Reclassification adjustment for gains included in net income	(1,524)	(1,004)	(35,312)	(6,656)
Unrealized foreign currency translation gains (losses)	(229)	142	(234)	176

Other comprehensive income (loss), net of taxes	(9,047)	6,882	(29,074)	1,106

Comprehensive income, net of taxes	$714	$13,830	$22,718	$29,083

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Number of A ordinary shares issued:
Number at beginning of period	16,200,406	16,087,939
Ordinary shares issued under share incentive plans	94,563	74,400
Ordinary shares issued to directors	27,676	38,067

Number at end of period	16,322,645	16,200,406

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$516,653	$512,304
Share compensation plans	2,236	4,349

Balance at end of period	$518,889	$516,653

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$54,028	$53,350
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(28,836)	514
Change in other than temporary impairment losses recognized in other comprehensive income	(4)	1
Unrealized foreign currency translation gains (losses)	(234)	163

Other comprehensive income (loss)	(29,074)	678

Balance at end of period	$24,954	$54,028

Retained earnings:
Balance at beginning of period	$403,861	$342,171
Net income	51,792	61,690

Balance at end of period	$455,653	$403,861

Number of Treasury Shares:
Number at beginning of period	3,059,371	3,057,001
A ordinary shares purchased	5,444	2,370

Number at end of period	3,064,815	3,059,371

Treasury Shares, at cost:
Balance at beginning of period	$(101,265)	$(101,210)
A ordinary shares purchased, at cost	(139)	(55)

Balance at end of period	$(101,404)	$(101,265)

Total shareholders’ equity	$898,095	$873,280

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$51,792	$27,977
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	—	77
Amortization and depreciation	2,649	2,767
Restricted stock and stock option expense	2,236	3,241
Deferred federal income taxes	1,964	(1,697)
Amortization of bond premium and discount, net	5,701	4,800
Net realized investment gains	(40,226)	(10,204)
Changes in:
Premiums receivable, net	(12,323)	(2,380)
Reinsurance receivables, net	19,694	20,076
Funds held by ceding insurers	(5,100)	(23,415)
Unpaid losses and loss adjustment expenses	(39,535)	(56,051)
Unearned premiums	11,169	33,999
Ceded balances payable	(1,027)	892
Other assets and liabilities, net	317	1,409
Contingent commissions	(166)	(259)
Federal income tax receivable/payable	(28)	3,014
Deferred acquisition costs, net	(3,913)	(5,913)
Prepaid reinsurance premiums	(265)	718

Net cash used for operating activities	(7,061)	(949)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	350,179	240,658
Proceeds from sale of equity securities	181,203	55,174
Proceeds from maturity of fixed maturities	66,281	126,564
Proceeds from other invested assets	12	—
Amounts paid in connection with derivatives	(13,182)	—
Purchases of fixed maturities	(525,935)	(357,494)
Purchases of equity securities	(34,033)	(53,104)
Purchases of other invested assets	(18,475)	(16)

Net cash provided by investing activities	6,050	11,782

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(37,726)	65,009
Purchase of A ordinary shares	(139)	(39)
Retirement of junior subordinated debentures	—	(10,310)
Principal payments of term debt	—	(54,000)

Net cash provided by (used for) financing activities	(37,865)	660

Net change in cash and cash equivalents	(38,876)	11,493
Cash and cash equivalents at beginning of period	105,492	104,460

Cash and cash equivalents at end of period	$66,616	$115,953

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 that was included in the Form 10-Q for the quarterly period ended September 30, 2013 erroneously classified $2.2 million as “Other assets and liabilities, net” within the “Cash flows from operating activities” section. This amount was properly reclassified to the line item “Amortization and depreciation” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 as included in this Form 10-Q for the quarterly period ended September 30, 2014 (“the September 30, 2014 10Q”). This reclassification does not impact “Net cash flows used for operating activities” nor does it impact any other financial metric or disclosure within the September 30, 2014 10Q. The Company does not believe that this adjustment is material to the current or to any prior years’ consolidated financial statements.

GLOBAL INDEMNITY PLC

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2014
Fixed maturities:
U.S. treasury and agency obligations	$105,577	$2,506	$(122)	$107,961	$—
Obligations of states and political subdivisions	193,602	4,018	(1,174)	196,446	—
Mortgage-backed securities	220,398	3,697	(1,518)	222,577	(4)
Asset-backed securities	172,988	738	(419)	173,307	(15)
Commercial mortgage-backed securities	117,976	29	(673)	117,332	—
Corporate bonds and loans	380,421	4,703	(579)	384,545	—
Foreign corporate bonds	106,028	792	(217)	106,603	—

Total fixed maturities	1,296,990	16,483	(4,702)	1,308,771	(19)
Common stock	96,084	26,418	(1,766)	120,736	—
Other invested assets	21,528	309	(719)	21,118	—

Total	1,414,602	$43,210	$(7,187)	$1,450,625	$(19)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2013
Fixed maturities:
U.S. treasury and agency obligations	$78,510	$3,330	$(166)	$81,674	$—
Obligations of states and political subdivisions	178,705	4,472	(2,241)	180,936	—
Mortgage-backed securities	228,550	4,219	(2,859)	229,910	(5)
Asset-backed securities	167,454	1,210	(228)	168,436	(19)
Commercial mortgage-backed securities	54,822	9	(856)	53,975	—
Corporate bonds and loans	426,872	9,112	(592)	435,392	—
Foreign corporate bonds	52,772	1,269	—	54,041	—

Total fixed maturities	1,187,685	23,621	(6,942)	1,204,364	(24)
Common stock	191,425	63,281	(636)	254,070	—
Other invested assets	3,065	424	—	3,489	—

Total	$1,382,175	$87,326	$(7,578)	$1,461,923	$(24)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any investments in a single issuer that was in excess of 4% of shareholders’ equity at September 30, 2014 or December 31, 2013.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$149,657	$151,315
Due in one year through five years	565,754	573,055
Due in five years through ten years	49,932	50,960
Due in ten years through fifteen years	2,750	3,163
Due after fifteen years	17,535	17,062
Mortgage-backed securities	220,398	222,577
Asset-backed securities	172,988	173,307
Commercial mortgage-backed securities	117,976	117,332

Total	$1,296,990	$1,308,771

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2014:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$19,473	$(13)	$3,305	$(109)	$22,778	$(122)
Obligations of states and political subdivisions	41,333	(454)	32,879	(720)	74,212	(1,174)
Mortgage-backed securities	38,619	(211)	70,667	(1,307)	109,286	(1,518)
Asset-backed securities	93,919	(384)	3,640	(35)	97,559	(419)
Commercial mortgage-backed securities	64,435	(291)	26,736	(382)	91,171	(673)
Corporate bonds and loans	108,325	(519)	3,209	(60)	111,534	(579)
Foreign corporate bonds	49,734	(217)	—	—	49,734	(217)

Total fixed maturities	415,838	(2,089)	140,436	(2,613)	556,274	(4,702)
Common stock	21,034	(1,714)	1,710	(52)	22,744	(1,766)
Other invested assets	17,690	(719)	—	—	17,690	(719)

Total	$454,562	$(4,522)	$142,146	$(2,665)	$596,708	$(7,187)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2014, gross unrealized losses related to U.S. treasury and agency obligations were $0.122 million. Of this amount, $0.109 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

GLOBAL INDEMNITY PLC

Obligations of states and political subdivisions – As of September 30, 2014, gross unrealized losses related to obligations of states and political subdivisions were $1.174 million. Of this amount, $0.720 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of September 30, 2014, gross unrealized losses related to mortgage-backed securities were $1.518 million. Of this amount, $1.307 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”)—As of September 30, 2014, gross unrealized losses related to asset backed securities were $0.419 million. Of this amount, $0.035 million have been in an unrealized loss position for twelve months or greater and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 19.6. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of September 30, 2014, gross unrealized losses related to the CMBS portfolio were $0.673 million. Of this amount, $0.382 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 33.3. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds and loans—As of September 30, 2014, gross unrealized losses related to corporate bonds and loans were $0.579 million. Of this amount, $0.060 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2014, gross unrealized losses related to foreign bonds were $0.217 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated A- or better. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis

GLOBAL INDEMNITY PLC

incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of September 30, 2014, gross unrealized losses related to common stock were $1.766 million. Of this amount, $0.052 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

Other invested assets —As of September 30, 2014, gross unrealized losses related to other invested assets were $0.719 million. All securities have been in an unrealized loss position for less than twelve months. To determine if an other than temporary impairment of other invested assets has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of this asset class.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2014 and 2013:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturities:
OTTI losses, gross	$(6)	$(160)	$(31)	$(271)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(6)	(160)	(31)	(271)
Equity securities	—	(17)	(37)	(959)

Total	$(6)	$(177)	$(68)	$(1,230)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and nine months ended September 30, 2014 and 2013 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$50	$86	$54	$86
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	(32)	(4)	(32)

Balance at end of period	$50	$54	$50	$54

GLOBAL INDEMNITY PLC

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Net unrealized gains (losses) from:
Fixed maturities	$11,781	$16,679
Common stock	24,652	62,645
Other	(575)	184
Deferred taxes	(10,904)	(25,480)

Accumulated other comprehensive income, net of tax	$24,954	$54,028

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2014 and 2013:

Quarter Ended September 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$33,928	$73	$34,001
Other comprehensive income (loss) before reclassification	(7,295)	(228)	(7,523)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,523)	(1)	(1,524)

Other comprehensive income (loss)	(8,818)	(229)	(9,047)

Ending balance	$25,110	$(156)	$24,954

Quarter Ended September 30, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$47,625	$(51)	$47,574
Other comprehensive income (loss) before reclassification	7,744	142	7,886
Amounts reclassified from accumulated other comprehensive income (loss)	(1,004)	—	(1,004)

Other comprehensive income (loss)	6,740	142	6,882

Ending balance	$54,365	$91	$54,456

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,950	$78	$54,028
Other comprehensive income (loss) before reclassification	6,396	(158)	6,238
Amounts reclassified from accumulated other comprehensive income (loss)	(35,236)	(76)	(35,312)

Other comprehensive income (loss)	(28,840)	(234)	(29,074)

Ending balance	$25,110	$(156)	$24,954

Nine Months Ended September 30, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,435	$(85)	$53,350
Other comprehensive income (loss) before reclassification	7,774	(12)	7,762
Amounts reclassified from accumulated other comprehensive income (loss)	(6,844)	188	(6,656)

Other comprehensive income (loss)	930	176	1,106

Ending balance	$54,365	$91	$54,456

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2014	2013
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(2,355)	$(1,818)
	Other than temporary impairment losses on investments	6	177

	Total before tax	(2,349)	(1,641)
	Income tax benefit	826	637

	Net of tax	$(1,523)	$(1,004)

Foreign Currency Items	Other net realized investment gains	$(1)	—
	Income tax benefit	—	—

	Net of tax	$(1)	$—

Total reclassifications	Net of tax	$(1,524)	$(1,004)

GLOBAL INDEMNITY PLC

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2014	2013
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(53,729)	$(11,724)
	Other than temporary impairment losses on investments	68	1,230

	Total before tax	(53,661)	(10,494)
	Income tax benefit	18,425	3,650

	Net of tax	$(35,236)	$(6,844)

Foreign Currency Items	Other net realized investment gains	$(117)	290
	Income tax benefit	41	(102)

	Net of tax	$(76)	$188

Total reclassifications	Net of tax	$(35,312)	$(6,656)

Net Realized Investment Gains

The components of net realized investment gains for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturities:
Gross realized gains	$262	$105	$2,651	$779
Gross realized losses	(471)	(195)	(697)	(591)

Net realized gains (losses)	(209)	(90)	1,954	188

Common stock:
Gross realized gains	2,559	2,383	52,434	12,396
Gross realized losses	—	(652)	(610)	(2,380)

Net realized gains	2,559	1,731	51,824	10,016

Derivatives:
Gross realized gains	147	—	—	—
Gross realized losses	(1,339)	—	(13,552)	—

Net realized losses	(1,192)	—	(13,552)	—

Total net realized investment gains	$1,158	$1,641	$40,226	$10,204

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Fixed maturities	$350,179	$240,658
Equity securities	181,203	55,174

GLOBAL INDEMNITY PLC

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fixed maturities	$6,791	$8,319	$20,843	$27,185
Equity securities	780	1,184	4,861	4,136
Cash and cash equivalents	14	15	42	96
Other invested assets	—	—	87	141

Total investment income	7,585	9,518	25,833	31,558
Investment expense	(1,058)	(1,032)	(3,345)	(3,273)

Net investment income	$6,527	$8,486	$22,488	$28,285

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net investment income	$6,527	$8,486	$22,488	$28,285

Net realized investment gains	1,158	1,641	40,226	10,204
Change in unrealized investment gains (losses)	(11,876)	10,471	(43,650)	7,291

Net investment return	(10,718)	12,112	(3,424)	17,495

Total investment return	$(4,191)	$20,598	$19,064	$45,780

Total investment return % (1)	(0.3%)	1.3%	1.2%	3.0%

Average investment portfolio (2)	$1,558,501	$1,535,589	$1,541,336	$1,537,693

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Municipal Bonds

As of September 30, 2014, the Company held insurance enhanced municipal bonds of approximately $14.6 million, which represented approximately 1.0% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $1.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $12.7 million of insurance enhanced municipal bonds, $3.6 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance
AAA	$1,258	$—
AA	—	1,258
A	2,300	2,300

Total	$3,558	$3,558

GLOBAL INDEMNITY PLC

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2014, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,263	$143	$—	$1,120
Assured Guaranty Corporation	6,095	—	—	6,095
Municipal Bond Insurance Association	3,686	—	—	3,686
Gov’t National Housing Association	601	—	601	—
Permanent School Fund Guaranty	1,258	—	1,258	—

Total backed by financial guarantors	12,903	143	1,859	10,901
Other credit enhanced municipal bonds	1,716	1,716	—	—

Total	$14,619	$1,859	$1,859	$10,901

In addition to the $14.6 million of insurance enhanced municipal bonds, the Company also held insurance enhanced asset-backed and credit securities with a market value of approximately $19.6 million, which represented approximately 1.3% of the Company’s total invested assets net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $19.6 million of insurance enhanced asset-backed and credit securities include Municipal Bond Insurance Association ($11.3 million), Ambac ($1.0 million), and Assured Guaranty Corporation ($7.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2014.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of September 30, 2014 and December 31, 2013:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2014	December 31, 2013
On deposit with governmental authorities	$33,866	$36,176
Intercompany trusts held for the benefit of U.S. policyholders	496,939	584,683
Held in trust pursuant to third party requirements	100,382	129,339
Letter of credit held for third party requirements	5,495	—
Securities held as collateral for borrowing arrangements (1)	79,488	120,937

Total	$716,170	$871,135

(1)	Amount required to collateralize margin borrowing facility.

3.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

The Company accounts for the interest rate swaps as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains in the consolidated statement of operations. The estimated fair value of the interest rate swaps, which is primarily derived from the forward interest rate curve, is based on the valuation received from a third party financial institution.

GLOBAL INDEMNITY PLC

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)		September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(7,780)	—	—
Interest rate swap agreements	Other assets	—	—	$200,000	$1,668

The following table summarizes the net losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2014 and 2013:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Operations Line	2014	2013	2014	2013
Interest rate swap agreements	Other net realized investment gains	$(1,192)	N/A	$(13,552)	N/A

As of September 30, 2014, the Company is due receivables of $4.8 million for collateral posted and $10.0 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The Company’s invested assets and derivative instruments are carried at their fair value and are categorized based upon a fair value hierarchy:

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

GLOBAL INDEMNITY PLC

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$99,488	$8,473	$—	$107,961
Obligations of states and political subdivisions	—	196,446	—	196,446
Mortgage-backed securities	—	222,577	—	222,577
Commercial mortgage-backed securities	—	117,332	—	117,332
Asset-backed securities	—	173,307	—	173,307
Corporate bonds and loans	—	384,545	—	384,545
Foreign corporate bonds	—	106,603	—	106,603

Total fixed maturities	99,488	1,209,283	—	1,308,771
Common stock	120,736	—	—	120,736
Other invested assets	—	—	21,118	21,118

Total assets measured at fair value	$220,224	$1,209,283	$21,118	$1,450,625

Liabilities:
Derivative instruments	$—	$7,780	$—	$7,780

Total liabilities measured at fair value	$—	$7,780	$—	$7,780

As of December 31, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$71,294	$10,380	$—	$81,674
Obligations of states and political subdivisions	—	180,936	—	180,936
Mortgage-backed securities	—	229,910	—	229,910
Commercial mortgage-backed securities	—	53,975	—	53,975
Asset-backed securities	—	168,436	—	168,436
Corporate bonds and loans	—	435,392	—	435,392
Foreign corporate bonds	—	54,041	—	54,041

Total fixed maturities	71,294	1,133,070	—	1,204,364
Common stock	254,070	—	—	254,070
Other invested assets	—	—	3,489	3,489
Derivative instruments	—	1,668	—	1,668

Total assets measured at fair value	$325,364	$1,134,738	$3,489	$1,463,591

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

GLOBAL INDEMNITY PLC

There were no transfers between Level 1 and Level 2 during the quarters and nine months ended September 30, 2014 or 2013.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2014 and 2013:

	Other Invested Assets
	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$15,034	$3,226	$3,489	$3,132
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	(404)	37	(834)	121
Purchases	6,500	6	18,475	16
Sales	(12)	—	(12)	—

Ending balance	$21,118	$3,269	$21,118	$3,269

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at September 30, 2014 and December 31, 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,428	$2,436	$3,489	$2,490
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	17,690	31,664	—	—

Total	$21,118	$34,100	$3,489	$2,490

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

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

GLOBAL INDEMNITY PLC

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

During the quarters and nine months ended September 30, 2014 and 2013, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 0.0% in Gibraltar, 29.22% in the Duchy of Luxembourg, and 25.0% on non-trading income, 33.0% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and discrete items such as limited partnership distributions and make whole provisions, and then that amount is added to income taxes on net realized gains and losses and discrete items.

GLOBAL INDEMNITY PLC

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2014 and 2013 were as follows:

Quarter Ended September 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$38,387	$56,491	$(27,780)	$67,098

Net premiums written	$38,366	$24,896	$—	$63,262

Net premiums earned	$43,238	$24,790	$—	$68,028
Net investment income	7,713	3,655	(4,841)	6,527
Net realized investment gains (losses)	(10)	1,168	—	1,158
Other income (loss)	(38)	164	—	126

Total revenues	50,903	29,777	(4,841)	75,839
Losses and Expenses:
Net losses and loss adjustment expenses	18,939	17,715	—	36,654
Acquisition costs and other underwriting expenses	17,762	9,696	—	27,458
Corporate and other operating expenses	1,156	2,325	—	3,481
Interest expense	193	4,766	(4,841)	118

Income (loss) before income taxes	$12,853	$(4,725)	$—	$8,128

Quarter Ended September 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$37,676	$59,746	$(28,637)	$68,785

Net premiums written	$37,673	$26,357	$—	$64,030

Net premiums earned	$40,282	$24,187	$—	$64,469
Net investment income	8,443	4,983	(4,940)	8,486
Net realized investment gains (losses)	(180)	1,821	—	1,641
Other income	21	162	—	183

Total revenues	48,566	31,153	(4,940)	74,779
Losses and Expenses:
Net losses and loss adjustment expenses	18,300	17,183	—	35,483
Acquisition costs and other underwriting expenses	17,009	11,019	—	28,028
Corporate and other operating expenses	663	1,964	—	2,627
Interest expense	292	8,233	(4,940)	3,585

Income (loss) before income taxes	$12,302	$(7,246)	$—	$5,056

Nine Months Ended September 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$139,714	$170,038	$(82,552)	$227,200

Net premiums written	$138,677	$73,818	$—	$212,495

Net premiums earned	$126,551	$75,038	$—	$201,589
Net investment income	22,947	13,980	(14,439)	22,488
Net realized investment gains	1,017	39,209	—	40,226
Other income (loss)	(41)	490	—	449

Total revenues	150,474	128,717	(14,439)	264,752
Losses and Expenses:
Net losses and loss adjustment expenses	51,818	61,678	—	113,496
Acquisition costs and other underwriting expenses	52,637	28,477	—	81,114
Corporate and other operating expenses	4,034	5,580	—	9,614
Interest expense	647	14,420	(14,439)	628

Income before income taxes	$41,338	$18,562	$—	$59,900

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$137,974	$172,713	$(82,718)	$227,969

Net premiums written	$137,563	$76,291	$—	$213,854

Net premiums earned	$110,944	$68,192	$—	$179,136
Net investment income	27,217	15,778	(14,710)	28,285
Net realized investment gains	66	10,138	—	10,204
Other income (loss)	(7)	491	—	484

Total revenues	138,220	94,599	(14,710)	218,109
Losses and Expenses:
Net losses and loss adjustment expenses	51,709	50,486	—	102,195
Acquisition costs and other underwriting expenses	46,600	30,377	—	76,977
Corporate and other operating expenses	3,268	4,176	—	7,444
Interest expense	918	19,731	(14,710)	5,939

Income (loss) before income taxes	$35,725	$(10,171)	$—	$25,554

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Current income tax expense (benefit):
Foreign	$39	$51	$164	$125
U.S. Federal	(1,571)	(2,461)	5,980	(851)

Total current income tax expense (benefit)	(1,532)	(2,410)	6,144	(726)

Deferred income tax expense (benefit):
U.S. Federal	(101)	518	1,964	(1,697)

Total deferred income tax expense (benefit)	(101)	518	1,964	(1,697)

Total income tax expense (benefit)	$(1,633)	$(1,892)	$8,108	$(2,423)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following tables summarize the differences between the effective income tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2014		2013
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(1,614)	(19.9%)	$(2,500)	(49.5%)
Adjustments:
Tax exempt interest	(120)	(1.5)	(248)	(4.9)
Dividend exclusion	(229)	(2.8)	(292)	(5.8)
Effective tax rate adjustment	288	3.5	1,033	20.4
Other	42	0.6	115	2.4

Effective income tax benefit	$(1,633)	(20.1%)	$(1,892)	(37.4%)

GLOBAL INDEMNITY PLC

The effective income tax benefit rate for the quarter ended September 30, 2014 was 20.1%, compared to an effective income tax benefit rate of 37.4% for the quarter ended September 30, 2013. The increase in the effective tax rate is primarily due to a make-whole payment of $2.9 million related to the early prepayment of the guaranteed senior notes during the quarter ended September 30, 2013. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax benefit rate of 20.1% and 37.4% for the quarters ended September 30, 2014 and 2013, respectively, differed from the weighted average expected income tax benefit rate of 19.9% and 49.5% for the quarters ended September 30, 2014 and 2013, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$6,649	11.1%	$(3,450)	(13.5%)
Adjustments:
Tax exempt interest	(490)	(0.8)	(804)	(3.1)
Dividend exclusion	(1,186)	(2.0)	(880)	(3.4)
Effective tax rate adjustment	2,600	4.3	2,565	10.0
Other	535	0.9	146	0.5

Effective income tax expense (benefit)	$8,108	13.5%	$(2,423)	(9.5%)

The effective income tax expense rate for the nine months ended September 30, 2014 was 13.5%, compared to an effective income tax benefit rate of 9.5% for the nine months ended September 30, 2013. The increase in the effective tax rate is primarily due to an increase in capital gains in 2014. Any difference between the actual tax rate on an interim basis compared to the expected annual tax rate is reflected in the effective tax rate adjustment. The effective income tax expense rate of 13.5% and the effective income tax benefit rate of 9.5% for the nine months ended September 30, 2014 and 2013, respectively, differed from the weighted average expected income tax expense rate of 11.1% and weighted average expected income tax benefit rate of 13.5% for the nine months ended September 30, 2014 and 2013, respectively, due to the fact that the Company records income tax expense on an interim basis using the projected annual effective tax rate, net of tax-exempt interest and dividends.

The Company has an alternative minimum tax credit carry forward of $9.9 million as of September 30, 2014 and December 31, 2013 which can be carried forward indefinitely. The company no longer has a net operating loss (“NOL”) carryforward as of September 30, 2014. The NOL carryforward was $1.2 million at December 31, 2013.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$754,595	$844,918	$779,466	$879,114
Less: Ceded reinsurance receivables	178,998	229,815	192,491	240,546

Net balance at beginning of period	575,597	615,103	586,975	638,568
Incurred losses and loss adjustment expenses related to:
Current year	36,501	37,115	119,464	107,202
Prior years	153	(1,632)	(5,969)	(5,007)

Total incurred losses and loss adjustment expenses	36,654	35,483	113,495	102,195

Paid losses and loss adjustment expenses related to:
Current year	15,480	15,090	39,472	34,354
Prior years	28,704	32,088	92,931	103,001

Total paid losses and loss adjustment expenses	44,184	47,178	132,403	137,355

Net balance at end of period	568,067	603,408	568,067	603,408
Plus: Ceded reinsurance receivables	171,864	219,655	171,864	219,655

Balance at end of period	$739,931	$823,063	$739,931	$823,063

GLOBAL INDEMNITY PLC

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2014, the Company increased its prior accident year loss reserves by $0.2 million, which consisted of a $0.02 million increase related to Insurance Operations and a $0.1 million increase related to Reinsurance Operations.

The $0.02 million increase related to Insurance Operations primarily consisted of the following:

•	General Liability: A $5.4 million increase primarily due to higher than anticipated loss emergence in recent accident years.

•	Professional: A $6.4 million reduction is primarily due to lower than expected severity from accident years 2007 through 2011.

•	Property: A $0.5 million increase primarily due to increased severity in accident years 2011 through 2013.

•	Asbestos: $0.2 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Other: A $0.3 million increase primarily due to accident years 2011 through 2013.

The $0.1 million increase related to Reinsurance Operations primarily consisted of the following:

•	Property: A $3.4 million reduction is due to less catastrophe losses than anticipated primarily from accident year 2013.

•	Auto Liability: A $0.5 million increase due to increased severity primarily from accident years 2009 and 2010.

•	Marine: A $3.0 million increase is primarily related to increased severity on accident years 2011 and 2012. These treaties are in runoff. Several claims have recently settled for amounts higher than expected.

In the third quarter of 2013, the Company reduced its prior accident year loss reserves by $1.6 million, which consisted of a $1.8 million decrease related to Insurance Operations and a $0.2 million increase related to Reinsurance Operations.

The $1.8 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $2.4 million reduction primarily driven by $2.5 million of better than expected development from accident years 2011 and 2012 related primarily to lower than expected non-catastrophe severity.

•	General Liability: A $2.4 million reduction primarily due to better than expected emergence from accident years 1996 to 2007 of $4.8 million offset by a $2.4 million increase which is primarily due to higher than anticipated loss emergence in accident year 2008 and 2012.

•	Asbestos and Environmental: A $1.8 million increase primarily related to policies written prior to 1990.

•	Professional: A $0.6 million increase primarily driven by unexpected loss emergence in accident years 2008, 2010, and 2011.

•	Umbrella: A $0.3 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.4 million increase related to accident years 2011 and 2012.

The $0.2 million increase related to Reinsurance Operations consisted of an increase in auto liability lines primarily related to accident years 2009 to 2012.

In the first nine months of 2014, the Company reduced its prior accident year loss reserves by $6.0 million, which consisted of a $5.0 million decrease related to Insurance Operations and a $1.0 million decrease related to Reinsurance Operations.

The $5.0 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $0.7 million increase primarily due to increased severity in accident years 2007, 2012, and 2013.

•	General Liability: A $5.3 million increase primarily due to higher than anticipated loss emergence in recent accident years.

•	Professional: A $18.1 million reduction due to lower than expected severity primarily from accident years 2007 through 2011.

•	Asbestos: $7.1 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

GLOBAL INDEMNITY PLC

The $1.0 million decrease related to Reinsurance Operations primarily consisted of the following:

•	Property: A $4.7 million reduction driven by less catastrophe losses than anticipated primarily from accident years 2012 and 2013.

•	Marine: A $3.0 million increase primarily related to increased severity from accident years 2011 and 2012. These treaties are in runoff. Several claims have recently settled for amounts higher than expected.

•	Commercial Auto: $0.7 million increase is primarily due to increased severity primarily from accident years 2009 and 2010.

In the first nine months of 2013, the Company reduced its prior accident year loss reserves by $5.0 million, which consisted of a $5.0 million decrease related to Insurance Operations and a less than $0.1 million increase related to Reinsurance Operations.

The $5.0 million decrease related to Insurance Operations primarily consisted of the following:

•	Property: A $7.4 million reduction primarily driven by better than expected development from accident year 2012 catastrophes as well as lower than expected non-catastrophe severity from accident years 2008 through 2012.

•	General Liability: A $6.3 million reduction primarily due to better than expected emergence in nearly all accident years between 1995 through 2011 offset by an increase to accident year 2012 due to higher than anticipated loss emergence.

•	Asbestos and Environmental: A $7.3 million increase primarily related to policies written prior to 1990.

•	Umbrella: A $0.5 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.5 million increase primarily related to accident year 2011.

•	Marine: A $0.3 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

7.	Debt

The amount outstanding on the Company’s margin borrowing facility was $62.3 million and $100.0 million as of September 30, 2014 and December 31, 2013, respectively. This facility is due on demand and currently bears interest at the one week LIBOR rate plus 90 basis points. As of September 30, 2014, approximately $79.5 million in securities were deposited as collateral to support the borrowing.

8.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

No shares were repurchased during the quarters ended September 30, 2014 and 2013. The approximate dollar value of shares that may yet be purchased under the plan or program is $16.9 million as of September 30, 2014 and 2013.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2013 Annual Report on Form 10-K for more information on the Company’s repurchase program.

9.	Related Party Transactions

Fox Paine & Company

As of September 30, 2014, Fox Paine & Company, LLC (“Fox Paine”) beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

GLOBAL INDEMNITY PLC

As of September 30, 2014 and December 31, 2013, Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine. The Company’s investment in this limited partnership was valued at $3.4 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the Company had an unfunded capital commitment of $2.4 million to the partnership. There were no distributions received from the limited partnership during the quarters and nine months ended September 30, 2014 or 2013.

The Company incurred management fees of $0.5 million and $0.3 million during the quarters ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively, as part of the annual management fee paid to Fox Paine.

Cozen O’Connor

The Company incurred $0.02 million for legal services rendered by Cozen O’Connor during the quarter ended September 30, 2014. The Company did not incur any fees for legal services rendered by Cozen O’Connor during the quarter ended September 30, 2013. The Company incurred $0.1 million and $0.02 million for legal services rendered by Cozen O’Connor during the nine months ended September 30, 2014 and 2013, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

During each of the quarters ended September 30, 2014 and September 30, 2013, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. During the nine months ended September 30, 2014 and 2013, the Company incurred $0.2 million in brokerage fees to Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

	Quarters Ended September 30,
(Dollars in thousands)	2014	2013
Assumed earned premium	$1,823	$955
Assumed losses and loss adjustment expenses	504	287

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Assumed earned premium	$4,639	$1,953
Assumed losses and loss adjustment expenses	1,349	665

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Net receivable balance	$4,248	$3,337

GLOBAL INDEMNITY PLC

10.	Commitments and Contingencies

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

Commitments

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2014, the Company has funded $18.3 million of this commitment leaving $31.7 million as unfunded.

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

Options

No stock options were granted during the quarters ended September 30, 2014 and 2013. Unvested stock options of 75,000 were forfeited during the quarter ended September 30, 2014. No unvested stock options were forfeited during the quarter ended September 30, 2013.

During the nine months ended September 30, 2014, the Company awarded 25,000 Time-Based Options, with a strike price of $24.00 per share, under the 2014 Plan. Unvested stock options of 75,000 were forfeited during the nine months ended September 30, 2014. No stock options were awarded or forfeited during the nine months ended September 30, 2013.

Restricted Shares

During the quarter ended September 30, 2014, the Company did not issue any A ordinary shares to key employees under the 2014 Plan.

During the quarter ended September 30, 2013, the Company issued 7,717 A ordinary shares as a result of a former employee exercising previously granted options with a strike price of $20.00 per share.

During the nine months ended September 30, 2014, the Company issued 95,694 A ordinary shares, with a weighted average grant date value of $25.37 per share, to key employees under the 2014 Plan. Of the shares issued in 2014, 5,671 were issued to a key employee and vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. The remaining 90,023 shares were issued to key employees and will vest as follows:

•	50% of granted stock vests ratably over a three year period.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

GLOBAL INDEMNITY PLC

During the nine months ended September 30, 2013, the Company issued 95,879 A ordinary shares at a weighted average grant date value of $21.81 per share to key employees and a former employee of the Company under the 2003 Share Incentive Plan. Of the shares issued in 2013, 14,292 were issued as a result of a former employee exercising previously granted options with a strike price of $20.00 per share and the remaining 81,587 shares will vest as follows:

•	50% of granted stock vests ratably over a three year period.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the quarter ended September 30, 2014, the Company issued 9,498 A ordinary shares, at a weighted average grant date value of $25.23 per share, to non-employee directors of the Company under the 2014 Plan.

During the quarter ended September 30, 2013, the Company issued 9,718 A ordinary shares, at a weighted average grant date value of $23.55 per share, to non-employee directors of the Company under the 2003 Share Incentive Plan.

During the quarter ended September 30, 2013, the non-employee directors of the Company earned an additional 9,326 A ordinary shares, with a weighted average grant date value of $25.46 per share. As of September 30, 2013, these shares were not granted but were considered issued and outstanding for purposes of the financial statement and were subject to shareholder approval of the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting which occurred on June 11, 2014.

During the nine months ended September 30, 2014, the Company issued 27,676 A ordinary shares, at a weighted average grant date value of $25.84 per share, to non-employee directors of the Company under the 2014 Plan. An additional 18,838 A ordinary shares were granted to non-employee directors on June 11, 2014. These shares were earned by non-employee directors prior to January 1, 2014 and were conditioned on shareholders’ approval of the Company’s revised share incentive plan at the 2014 annual shareholder meeting which occurred on June 11, 2014.

During the nine months ended September 30, 2013, the Company issued 31,583 A ordinary shares, at a weighted average grant date value of $22.90 per share, to non-employee directors of the Company under the 2003 Share Incentive Plan.

All of the shares issued to non-employee directors of the Company in 2014 and 2013 were fully vested but subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2014	2013	2014	2013
Net income	$9,761	$6,948	$51,792	$27,977

Basic earnings per share:
Weighted average shares outstanding – basic	25,137,531	25,082,237	25,126,684	25,065,725

Net income per share	$0.39	$0.28	$2.06	$1.12

Diluted earnings per share:
Weighted average shares outstanding – diluted	25,334,716	25,189,072	25,323,187	25,150,920

Net income per share	$0.39	$0.28	$2.05	$1.11

GLOBAL INDEMNITY PLC

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares for basic earnings per share	25,137,531	25,082,237	25,126,684	25,065,725
Non-vested restricted stock	89,114	42,526	88,710	48,540
Options	108,071	64,309	107,793	36,655

Weighted average shares for diluted earnings per share	25,334,716	25,189,072	25,323,187	25,150,920

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended September 30, 2014 and 2013 do not include 12,500 and 45,450 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the nine months ended September 30, 2014 and 2013 do not include 12,500 and 45,450 shares, respectively, which were deemed to be anti-dilutive.

13.	Segment Information

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2014 and 2013.

Quarter Ended September 30, 2014: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$56,489		$10,609		$67,098

Net premiums written	$52,674		$10,588		$63,262

Net premiums earned	$52,462		$15,566		$68,028
Other income (loss)	164		(38)		126

Total revenues	52,626		15,528		68,154
Losses and Expenses:
Net losses and loss adjustment expenses	29,575		7,079		36,654
Acquisition costs and other underwriting expenses	21,790	(3)	5,668		27,458

Income from segments	$1,261		$2,781		4,042

Unallocated Items:
Net investment income					6,527
Net realized investment gains					1,158
Corporate and other operating expenses					(3,481)
Interest expense					(118)

Income before income taxes					8,128
Income tax benefit					1,633

Net income					$9,761

Total assets	$1,229,463		$650,352	(4)	$1,879,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $277 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Quarter Ended September 30, 2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$59,747		$9,038		68,785

Net premiums written	$54,995		$9,035		$64,030

Net premiums earned	$50,655		$13,814		$64,469
Other income	165		18		183

Total revenues	50,820		13,832		64,652
Losses and Expenses:
Net losses and loss adjustment expenses	30,230		5,253		35,483
Acquisition costs and other underwriting expenses	23,124	(3)	4,904		28,028

Income (loss) from segments	$(2,534)		$3,675		1,141

Unallocated Items:
Net investment income					8,486
Net realized investment gains					1,641
Corporate and other operating expenses					(2,627)
Interest expense					(3,585)

Income before income taxes					5,056
Income tax benefit					1,892

Net income					$6,948

Total assets	$1,262,325		$656,105	(4)	$1,918,430

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $264 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2014: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$170,037		$57,163		$227,200

Net premiums written	$156,369		56,126		$212,495

Net premiums earned	$158,809		$42,780		$201,589
Other income (loss)	490		(41)		449

Total revenues	159,299		42,739		202,038
Losses and Expenses:
Net losses and loss adjustment expenses	97,047		16,449		113,496
Acquisition costs and other underwriting expenses	66,068	(3)	15,046		81,114

Income (loss) from segments	$(3,816)		$11,244		7,428

Unallocated Items:
Net investment income					22,488
Net realized investment gains					40,226
Corporate and other operating expenses					(9,614)
Interest expense					(628)

Income before income taxes					59,900
Income tax expense					(8,108)

Net income					$51,792

Total assets	$1,229,463		$650,352	(4)	$1,879,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $838 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$172,714		$55,255		227,969

Net premiums written	$159,010		$54,844		$213,854

Net premiums earned	$142,812		$36,324		$179,136
Other income (loss)	494		(10)		484

Total revenues	143,306		36,314		179,620
Losses and Expenses:
Net losses and loss adjustment expenses	89,580		12,615		102,195
Acquisition costs and other underwriting expenses	64,205	(3)	12,772		76,977

Income (loss) from segments	$(10,479)		$10,927		448

Unallocated Items:
Net investment income					28,285
Net realized investment gains					10,204
Corporate and other operating expenses					(7,444)
Interest expense					(5,939)

Income before income taxes					25,554
Income tax benefit					2,423

Net income					$27,977

Total assets	$1,262,325		$656,105	(4)	$1,918,430

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $482 relating to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

14.	Subsequent Events

On October 16, 2014, Global Indemnity Group, Inc., a subsidiary of the Company, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Global Indemnity Group, Inc. has agreed to purchase all of the issued and outstanding capital stock of American Reliable Insurance Company for an aggregate purchase price of $113.7 million, in cash, subject to adjustment based on GAAP book value of the business as of the date of the closing of the transaction and the future development of loss reserves as further described in the Stock Purchase Agreement. The Company has agreed to guarantee the obligations of Global Indemnity Group, Inc. under the Stock Purchase Agreement.

The Stock Purchase Agreement contains customary representations, warranties and covenants of Global Indemnity Group, Inc. and the seller, including customary exclusivity and non-competition covenants, covenants requiring the seller to conduct its business in the ordinary course during the interim period between the execution of the Stock Purchase Agreement and the closing of the transaction and covenants requiring the parties to use their respective reasonable best efforts to take all actions necessary to obtain all required governmental and regulatory approvals in connection with the transaction. Pursuant to the Stock Purchase Agreement, the seller is subject to indemnification obligations for damages resulting from breaches of its representations, warranties and covenants and other stated matters, subject to stated thresholds and limitations.

The closing of the transaction is subject to certain customary conditions, including receipt of required regulatory approvals and the absence of a material adverse effect on the business of American Reliable Insurance Company. In connection with the transaction, certain affiliates of Seller and Parent will enter into various reinsurance and commutation agreements and transfer certain assets and contracts to American Reliable Insurance Company prior to the closing in connection with the restructuring of the business to be acquired pursuant to the Stock Purchase Agreement. At the closing, the seller and Global Indemnity Group, Inc. will enter into a transition services agreement to support the transition of the business from the seller to Global Indemnity Group, Inc.

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

Recent Developments

During the 1st quarter of 2014, the Company exited its corporate loan portfolio and made a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2014, the Company has funded $18.3 million of this commitment leaving $31.7 million as unfunded.

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

On October 16, 2014, Global Indemnity Group, Inc., a subsidiary of the Company, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Global Indemnity Group, Inc. has agreed to purchase all of the issued and outstanding capital stock of American Reliable Insurance Company for an aggregate purchase price of $113.7 million, in cash, subject to adjustment based on GAAP book value of the business as of the date of the closing of the transaction and the future development of loss reserves as further described in the Stock Purchase Agreement. The closing of the transaction is subject to certain customary conditions, including receipt of required regulatory approvals and the absence of a material adverse effect on the business of American Reliable Insurance Company. See Note 14 for additional information related to the Stock Purchase Agreement.

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

GLOBAL INDEMNITY PLC

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Business Segments—Insurance Operations” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

Generally, reserves for long-tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the Expected Loss Ratio and Bornhuetter-Ferguson methods are used before shifting to the Incurred Development method. Reserves for short-tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.

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

GLOBAL INDEMNITY PLC

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

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement was approved by the Court and a final order was issued in September 2014.

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

Management’s best estimate at September 30, 2014 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $739.9 million and $568.1 million, respectively, as of September 30, 2014. A breakout of the Company’s gross and net reserves, excluding the effects of the intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2014 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	170,313	471,344	641,657
Reinsurance Operations	33,751	64,523	98,274

Total	204,064	535,867	739,931

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	127,488	342,865	470,353
Reinsurance Operations	33,751	63,963	97,714

Total	161,239	406,828	568,067

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $119.5 million for claims occurring during the nine months ended September 30, 2014:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(17,328)	$(11,651)	$(5,975)	$(299)	$5,377
	-3%	(15,177)	(9,381)	(3,585)	2,211	8,006
	-2%	(14,101)	(8,246)	(2,390)	3,465	9,321
	-1%	(13,026)	(7,110)	(1,195)	4,720	10,636
	0%	(11,950)	(5,975)	—	5,975	11,950
	1%	(10,875)	(4,840)	1,195	7,230	13,265
	2%	(9,799)	(3,705)	2,390	8,485	14,579
	3%	(8,723)	(2,569)	3,585	9,739	15,894
	5%	(6,572)	(299)	5,975	12,249	18,523

The Company’s net reserves for losses and loss expenses of $568.1 million as of September 30, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

For an analysis of the Company’s securities with gross unrealized losses as of September 30, 2014 and December 31, 2013, and for other than temporary impairment losses that the Company recorded for the quarters ended September 30, 2014 and 2013, please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

GLOBAL INDEMNITY PLC

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2014 or December 31, 2013. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

For a description of the Company’s segments, see “Business Segments” in Item 1 of Part I in the Company’s 2013 Annual Report on Form 10-K.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Insurance Operations premiums written:
Gross premiums written	$56,489	$59,747	$170,037	$172,714
Ceded premiums written	3,815	4,752	13,668	13,704

Net premiums written	$52,674	$54,995	$156,369	$159,010

Reinsurance Operations premiums written:
Gross premiums written	$10,609	$9,038	$57,163	$55,255
Ceded premiums written	21	3	1,037	411

Net premiums written	$10,588	$9,035	$56,126	$54,844

Revenues: (1)
Insurance Operations	$52,626	$50,820	$159,299	$143,306
Reinsurance Operations	15,528	13,832	42,739	36,314

Total revenues	$68,154	$64,652	$202,038	$179,620

Expenses: (2)
Insurance Operations (3)	$51,365	$53,354	$163,115	$153,785
Reinsurance Operations	12,747	10,157	31,495	25,387

Total expenses	$64,112	$63,511	$194,610	$179,172

Income (loss) from segments:
Insurance Operations	$1,261	$(2,534)	$(3,816)	$(10,479)
Reinsurance Operations	2,781	3,675	11,244	10,927

Total income (loss) from segments	$4,042	$1,141	$7,428	$448

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	56.3	59.7	61.2	62.8
Expense ratio	41.5	45.6	41.6	45.0

Combined ratio	97.8	105.3	102.8	107.8

Reinsurance Operations
Loss ratio	45.4	38.0	38.4	34.7
Expense ratio	36.4	35.5	35.2	35.2

Combined ratio	81.8	73.5	73.6	69.9

Consolidated
Loss ratio	53.9	55.1	56.3	57.0
Expense ratio	40.4	43.5	40.2	43.0

Combined ratio	94.3	98.6	96.5	100.0

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $277 and $264 for the quarters ended September 30, 2014 and 2013, respectively, and excise tax of $838 and $746 for the nine months ended September 30, 2014 and 2013, respectively, related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations.
(4)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended September 30, 2014 Compared with the Quarter Ended September 30, 2013

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		Increase / (Decrease)
	2014	2013	$	%
Gross premiums written	$56,489	$59,747	$(3,258)	(5.5%)

Net premiums written	$52,674	$54,995	$(2,321)	(4.2%)

Net premiums earned	$52,462	$50,655	$1,807	3.6%
Other income	164	165	(1)	(0.6%)

Total revenues	52,626	50,820	1,806	3.6%
Losses and expenses:
Net losses and loss adjustment expenses	29,575	30,230	(655)	(2.2%)
Acquisition costs and other underwriting expenses (1)	21,790	23,124	(1,334)	(5.8%)

Income (loss) from segment	$1,261	$(2,534)	$3,795	(149.8%)

Underwriting Ratios:
Loss ratio:
Current accident year	56.3	63.3	(7.0)
Prior accident year	0.0	(3.6)	3.6

Calendar year loss ratio	56.3	59.7	(3.4)
Expense ratio	41.5	45.6	(4.1)

Combined ratio	97.8	105.3	(7.5)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	97.8	108.9
Effect of prior accident year	0.0	(3.6)

Combined ratio	97.8	105.3

Loss ratio excluding the effect of prior accident year (3) (7)	56.3	63.3
Effect of prior accident year	0.0	(3.6)

Loss ratio	56.3	59.7

Property loss ratio excluding the effect of prior accident year (4) (7)	45.0	47.9
Effect of prior accident year	1.6	(8.2)

Property loss ratio	46.6	39.7

Casualty loss ratio excluding the effect of prior accident year (5) (7)	73.4	84.7
Effect of prior accident year	(2.2)	2.8

Casualty loss ratio	71.2	87.5

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	39.4	40.4
Effect of prior accident year	0.7	(5.5)

Non catastrophe property loss ratio	40.1	34.9

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	5.7	7.5
Effect of prior accident year	0.8	(2.7)

Catastrophe property loss ratio	6.5	4.8

GLOBAL INDEMNITY PLC

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$12,424	$11,895
Effect of prior accident year	221	(1,618)

Non catastrophe property losses	$12,645	$10,277

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$1,787	$2,220
Effect of prior accident year	(267)	(802)

Catastrophe property losses	$1,520	$1,418

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$29,552	$32,044
Effect of prior accident year	23	(1,814)

Net losses and loss adjustment expenses	$29,575	$30,230

(1)	Includes excise tax of $277 and $264 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for the quarters ended September 30, 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

Premiums

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$31,180	$29,811	$27,663	$28,874	$27,228	$24,677
Property Brokerage	9,028	7,775	8,149	9,148	7,565	7,733
Programs	15,060	14,032	14,160	14,915	13,833	13,588
Other	1,221	1,056	2,490	6,810	6,369	4,657

Total	$56,489	$52,674	$52,462	$59,747	$54,995	$50,655

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $56.5 million for the quarter ended September 30, 2014, compared with $59.7 million for the quarter ended September 30, 2013, a decrease of $3.3 million or 5.5%. The decrease in other was primarily due to the culling of unprofitable business. Excluding commercial automobile, which is included in the other category in the table above, gross written premiums increased by $2.3 million or 4.3% due to growth in small business and programs.

GLOBAL INDEMNITY PLC

Net premiums written, which equal gross premiums written less ceded premiums written, were $52.7 million for the quarter ended September 30, 2014, compared with $55.0 million for the quarter ended September 30, 2013, a decrease of $2.3 million or 4.2%. The decrease was primarily due to the reduction in gross premiums written as noted above. The ratio of net premiums written to gross premiums written was 93.2% for the quarter ended September 30, 2014 and 92.0% for the quarter ended September 30, 2013, an increase of 1.2%.

Net premiums earned were $52.5 million for the quarter ended September 30, 2014, compared with $50.7 million for the quarter ended September 30, 2013, an increase of $1.8 million or 3.6%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended September 30, 2014 and 2013 were $31.6 million and $29.5 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2014 and 2013 were $20.9 million and $21.2 million, respectively.

Other Income

Other income was $0.2 million for each of the quarters ended September 30, 2014 and 2013. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 56.3% for the quarter ended September 30, 2014 compared with 59.7% for the quarter ended September 30, 2013. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2014 was 56.3%, a decrease of 7.0 points from 63.3%, for the quarter ended September 30, 2013:

•	The current accident year property loss ratio decreased 2.9 points from 47.9% in the quarter ended September 30, 2013 to 45.0% in the quarter ended September 30, 2014.

•	The non-catastrophe loss ratio decreased 1.0 points from 40.4% in the quarter ended September 30, 2013 to 39.4% in the quarter ended September 30, 2014. Non-catastrophe losses were $12.4 million and $11.9 million for the quarters ended September 30, 2014 and 2013, respectively.

•	The catastrophe loss ratio decreased 1.8 points from 7.5% in the quarter ended September 30, 2013 to 5.7% in the quarter ended September 30, 2014. Catastrophe losses were $1.8 million and $2.2 million for the quarters ended September 30, 2014 and 2013, respectively.

•	The current accident year casualty loss ratio decreased 11.3 points from 84.7% in the quarter ended September 30, 2013 to 73.4% in the quarter ended September 30, 2014.

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2014, the Company increased its prior accident year loss reserves by $0.02 million, which primarily consisted of the following:

•	General Liability: A $5.4 million increase primarily due to higher than anticipated loss emergence in recent accident years.

•	Professional: A $6.4 million reduction is primarily due to lower than expected severity from accident years 2007 through 2011.

•	Property: A $0.5 million increase primarily due to increased severity in accident years 2011 through 2013.

•	Asbestos: $0.2 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Other: A $0.3 million increase primarily due to accident years 2011 through 2013.

GLOBAL INDEMNITY PLC

In the third quarter of 2013, the Company reduced its prior accident year loss reserves by $1.8 million, which primarily consisted of the following:

•	Property: A $2.4 million reduction primarily driven by $2.5 million of better than expected development from accident years 2011 and 2012 related primarily to lower than expected non-catastrophe severity.

•	General Liability: A $2.4 million reduction primarily due to better than expected emergence from accident years 1996 to 2007 of $4.8 million offset by a $2.4 million increase which is primarily due to higher than anticipated loss emergence in accident year 2008 and 2012.

•	Asbestos and Environmental: A $1.8 million increase primarily related to policies written prior to 1990.

•	Professional: A $0.6 million increase primarily driven by unexpected loss emergence in accident years 2008, 2010, and 2011.

•	Umbrella: A $0.3 million increase primarily driven by loss emergence in accident years 2008 to 2012.

•	Commercial Auto: A $0.4 million increase related to accident years 2011 and 2012.

Net losses and loss adjustment expenses were $29.6 million for the quarter ended September 30, 2014, compared with $30.2 million for the quarter ended September 30, 2013, a decrease of $0.7 million or 2.2%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $29.6 million and $32.0 million for the quarters ended September 30, 2014 and 2013, respectively, a decrease of $2.5 million or 7.8%. This decrease is primarily attributable to a reduction in earned premium volume for commercial automobile.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $21.8 million for the quarter ended September 30, 2014, compared with $23.1 million for the quarter ended September 30, 2013, a decrease of $1.3 million or 5.8%. The decrease is primarily due to a premium deficiency charge of $1.7 million being recognized in 2013.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 41.5% for the quarter ended September 30, 2014, compared with 45.6% for the quarter ended September 30, 2013. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the recognition of a $1.7 million premium deficiency charge in 2013.

The combined ratio for the Company’s Insurance Operations was 97.8% for the quarter ended September 30, 2014, compared with 105.3% for the quarter ended September 30, 2013. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 108.9% for the quarter ended September 30, 2013 to 97.8% for the quarter ended September 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (loss) from Segment

The factors described above resulted in income from the Company’s Insurance Operations of $1.3 million for the quarter ended September 30, 2014, compared to a loss of $2.5 million for the quarter ended September 30, 2013.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		Increase /(Decrease)
(Dollars in thousands)	2014	2013	$	%
Gross premiums written	$10,609	$9,038	$1,571	17.4%

Net premiums written	$10,588	$9,035	$1,553	17.2%

Net premiums earned	$15,566	$13,814	$1,752	12.7%
Other loss	(38)	18	(56)	(311.1%)

Total revenues	15,528	13,832	1,696	12.3%
Losses and expenses:
Net losses and loss adjustment expenses	7,079	5,253	1,826	34.8%
Acquisition costs and other underwriting expenses	5,668	4,904	764	15.6%

Income from segment	$2,781	$3,675	$(894)	(24.3%)

Underwriting Ratios:
Loss ratio:
Current accident year	44.6	36.7	7.9
Prior accident year	0.8	1.3	(0.5)

Calendar year loss ratio	45.4	38.0	7.4
Expense ratio	36.4	35.5	0.9

Combined ratio	81.8	73.5	8.3

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	81.0	72.2
Effect of prior accident year	0.8	1.3

Combined ratio	81.8	73.5

Loss ratio excluding the effect of prior accident year (2) (4)	44.6	36.7
Effect of prior accident year	0.8	1.3

Loss ratio	45.4	38.0

Property loss ratio excluding the effect of prior accident year (5) (4)	42.7	36.0
Effect of prior accident year	(22.4)	(0.8)

Property loss ratio	20.3	35.2

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$6,949	$5,071
Effect of prior accident year	130	182

Net losses and loss adjustment expenses	$7,079	$5,253

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $10.6 million for the quarter ended September 30, 2014, compared with $9.0 million for the quarter ended September 30, 2013, an increase of $1.6 million or 17.4%. This increase is mainly due to a change in the Company’s quota share participation on several property treaties as well as several new professional liability treaties.

Net premiums written, which equal gross premiums written less ceded premiums written, were $10.6 million for the quarter ended September 30, 2014, compared with $9.0 million for the quarter ended September 30, 2013, an increase of $1.6 million or 17.2%. This increase is due to a growth in gross premiums written as noted above.

Net premiums earned were $15.6 million for the quarter ended September 30, 2014, compared with $13.8 million for the quarter ended September 30, 2013, an increase of $1.8 million or 12.7%. The increase was primarily due to premiums resulting from new treaties written during 2013 and 2014. Property net premiums earned for the quarters ended September 30, 2014 and 2013 were $15.0 million and $12.7 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2014 and 2013 were $0.5 million and $1.2 million, respectively.

Other Income (Loss)

Other income was comprised of loss of $0.04 million and income of $0.02 million for the quarters ended September 30, 2014 and 2013, respectively. Other income (loss) represents foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 45.4% for the quarter ended September 30, 2014 compared with 38.0% for the quarter ended September 30, 2013.

The current accident year loss ratio increased 7.9 points from 36.7% for the quarter ended September 30, 2013 to 44.6% for the quarter ended September 30, 2014 primarily due to an increase in losses for property lines. The property lines current accident year loss ratio increased to 42.7% for the quarter ended September 30, 2014 from 36.0% for the quarter ended September 30, 2013.

There was an increase in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended September 30, 2014, which increased the loss ratio by 0.8 points, compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.2 million for the quarter ended September 30, 2013 which increased the loss ratio by 1.3 points.

The $0.1 million increase in prior accident loss reserves primarily consisted of the following:

•	Property: A $3.4 million reduction is due to less catastrophe losses than anticipated primarily from accident year 2013.

•	Auto Liability: A $0.5 million increase due to increased severity primarily from accident years 2009 and 2010.

•	Marine: A $3.0 million increase is primarily related to increased severity on accident years 2011 and 2012. These treaties are in runoff. Several claims have recently settled for amounts higher than expected.

In 2013, the $0.2 million increase in prior accident loss reserves consisted of an increase in auto liability lines primarily related to accident years 2009 to 2012.

Net losses and loss adjustment expenses were $7.1 million for the quarter ended September 30, 2014, compared with $5.3 million for the quarter ended September 30, 2013, an increase of $1.8 million or 34.8%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $5.1 million for the quarter ended September 30, 2013 to $6.9 million for the quarter ended September 30, 2014. This increase is primarily attributable to a growth in earned premium volume as well as larger losses on the property portion of two of the Company’s treaties.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $5.7 million for the quarter ended September 30, 2014, compared with $4.9 million for the quarter ended September 30, 2013, an increase of $0.8 million or 15.6%. The increase is primarily due to a reduction of prior accident year loss reserves for property which resulted in increased profit commission charges.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 36.4% for the quarter ended September 30, 2014, compared with 35.5% for the quarter ended September 30, 2013. The increase is primarily due to a reduction of prior accident year loss reserves for property which resulting in increased profit commission charges.

The combined ratio for the Company’s Reinsurance Operations was 81.8% for the quarter ended September 30, 2014, compared with 73.5% for the quarter ended September 30, 2013. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 72.2% for the quarter ended September 30, 2013 to 81.0% for the quarter ended September 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $2.8 million for the quarter ended September 30, 2014 compared to income of $3.7 million for the quarter ended September 30, 2013, a decrease of $0.9 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Quarters Ended September 30,		Increase /(Decrease)
(Dollars in thousands)	2014	2013	$	%
Net investment income	$6,527	$8,486	$(1,959)	(23.1%)
Net realized investment gains	1,158	1,641	(483)	(29.4%)
Corporate and other operating expenses	(3,481)	(2,627)	854	32.5%
Interest expense	(118)	(3,585)	(3,467)	(96.7%)
Income tax benefit	1,633	1,892	(259)	(13.7%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $6.5 million for the quarter ended September 30, 2014, compared with $8.5 million for the quarter ended September 30, 2013, a decrease of $2.0 million or 23.1%.

•	Gross investment income, which excludes realized gains and losses, was $7.6 million for the quarter ended September 30, 2014, compared with $9.5 million for the quarter ended September 30, 2013, a decrease of $1.9 million or 20.3%. The decrease was primarily due to the redemption of the Company’s corporate loans portfolio during 2014, lower reinvestment yields and the partial redemption of the equity portfolio.

•	Investment expenses were $1.1 million for the quarter ended September 30, 2014, compared with $1.0 million for the quarter ended September 2013, an increase of $0.1 million or 2.5%.

At September 30, 2014, the Company held agency mortgage-backed securities with a book value of $162.7 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.0 years as of September 30, 2014, compared with 2.1 years as of September 30, 2013. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of September 30, 2014 and September 30, 2013. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At September 30, 2014, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% compared with 2.7% at September 30, 2013. The embedded book yield on the $196.4 million of municipal bonds in the Company’s portfolio was 2.8% at September 30, 2014, compared to an embedded book yield of 2.9% on the Company’s municipal bond portfolio of $190.0 million at September 30, 2013.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

Net realized investment gains were $1.2 million for the quarter ended September 30, 2014, compared with $1.6 million for the quarter ended September 30, 2013. The net realized investment gains for 2014 consist primarily of net gains of $2.6 million relative to the Company’s equity securities, offset by losses of $0.2 million relative to its fixed maturities and $1.2 million relative to its interest rate swaps. The net realized investment gains for 2013 consist primarily of net gains of $1.8 million relative to its equity securities offset by other than temporary impairment losses of $0.2 million.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended September 30, 2014 and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.5 million for the quarter ended September 30, 2014, compared with $2.6 million for the quarter ended September 30, 2013, an increase of $0.9 million or 32.5%. The increase is primarily due to incurring cost of approximately $1.5 million in connection with the contemplated acquisition of American Reliable Insurance Company offset by a reduction in both salary expense of $0.3 million and travel expenses of $0.3 million.

Interest Expense

Interest expense was $0.1 million and $3.6 million for the quarters ended September 30, 2014 and 2013, respectively, a decrease of $3.5 million or 96.7%. This reduction was primarily due to the repayment of the Company’s senior notes payable and junior subordinated debentures in 2013. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $1.6 million for the quarter ended September 30, 2014 compared to an income tax benefit of $1.9 million for the quarter ended September 30, 2013. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income

The factors described above resulted in net income of $9.8 million and $6.9 million for the quarters ended September 30, 2014 and 2013, respectively, an increase of $2.8 million or 40.5%.

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	$	%
Gross premiums written	$170,037	$172,714	$(2,677)	(1.5%)

Net premiums written	$156,369	$159,010	$(2,641)	(1.7%)

Net premiums earned	$158,809	$142,812	$15,997	11.2%
Other income	490	494	(4)	(0.8%)

Total revenues	159,299	143,306	15,993	11.2%
Losses and expenses:
Net losses and loss adjustment expenses	97,047	89,580	7,467	8.3%
Acquisition costs and other underwriting expenses (1)	66,068	64,205	1,863	2.9%

Loss from segment	$(3,816)	$(10,479)	$6,663	63.6%

Underwriting Ratios:
Loss ratio:
Current accident year	64.3	66.3	(2.0)
Prior accident year	(3.1)	(3.5)	0.4

Calendar year loss ratio	61.2	62.8	(1.6)
Expense ratio	41.6	45.0	(3.4)

Combined ratio	102.8	107.8	(5.0)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	105.9	111.3
Effect of prior accident year	(3.1)	(3.5)

Combined ratio	102.8	107.8

Loss ratio excluding the effect of prior accident year (3) (7)	64.3	66.3
Effect of prior accident year	(3.1)	(3.5)

Loss ratio	61.2	62.8

Property loss ratio excluding the effect of prior accident year (4) (7)	58.2	57.5
Effect of prior accident year	0.6	(9.0)

Property loss ratio	58.8	48.5

Casualty loss ratio excluding the effect of prior accident year (5) (7)	73.2	78.3
Effect of prior accident year	(8.8)	3.8

Casualty loss ratio	64.4	82.1

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	42.4	46.6
Effect of prior accident year	0.2	(5.2)

Non catastrophe property loss ratio	42.6	41.4

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	15.8	10.8
Effect of prior accident year	0.4	(3.7)

Catastrophe property loss ratio	16.2	7.1

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$40,184	$38,506
Effect of prior accident year	156	(4,330)

Non catastrophe property losses	$40,340	$34,176

GLOBAL INDEMNITY PLC

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$14,947	$8,943
Effect of prior accident year	455	(3,047)

Catastrophe property losses	$15,402	$5,896

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$102,044	$94,623
Effect of prior accident year	(4,997)	(5,043)

Net losses and loss adjustment expenses	$97,047	$89,580

(1)	Includes excise tax of $838 and $746 related to cessions from the Company’s Insurance Operations to the Company’s Reinsurance Operations for the nine months ended September 30, 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

Premiums

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$87,321	$82,775	$80,517	$80,006	$75,065	$68,950
Property Brokerage	31,264	26,311	24,664	31,515	27,341	21,624
Programs	47,115	43,397	42,455	44,811	41,245	39,313
Other	4,337	3,886	11,173	16,382	15,359	12,925

Total	$170,037	$156,369	$158,809	$172,714	$159,010	$142,812

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $170.0 million for the nine months ended September 30, 2014, compared with $172.7 million for the nine months ended September 30, 2013, a decrease of $2.7 million or 1.5%. The decrease in other was primarily due to the culling of unprofitable business. Excluding commercial automobile, which is included in the other category in the table above, gross written premiums increased by $9.2 million or 5.8% due to growth in small business driven by both higher retention rates and rate increases as well as growth in programs.

Net premiums written, which equal gross premiums written less ceded premiums written, were $156.4 million for the nine months ended September 30, 2014, compared with $159.0 million for the nine months ended September 30, 2013, a decrease of $2.6 million or 1.7%. As noted above, the decrease was primarily due to a reduction in gross premium written for commercial automobile offset by an increase in gross written premiums due to growth in small business and programs. The ratio of net premiums written to gross premiums written was 92.0% for the nine month ended September 30, 2014 and 92.1% for the nine months ended September 30, 2013, a decrease of 0.1%.

GLOBAL INDEMNITY PLC

Net premiums earned were $158.8 million for the nine months ended September 30, 2014, compared with $142.8 million for the nine months ended September 30, 2013, an increase of $16.0 million or 11.2%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the nine months ended September 30, 2014 and 2013 were $94.7 million and $82.5 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2014 and 2013 were $64.1 million and $60.3 million, respectively.

Other Income

Other income was $0.5 million for each of the nine months ended September 30, 2014 and 2013. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 61.2% for the nine months ended September 30, 2014 compared with 62.8% for the nine months ended September 30, 2013.

The current accident year loss ratio for the nine months ended September 30, 2014 was 64.3%, a decrease of 2.0 points from 66.3%, for the nine months ended September 30, 2013:

•	The current accident year property loss ratio increased 0.7 points from 57.5% in the nine months ended September 30, 2013 to 58.2% in the nine months ended September 30, 2014.

•	The non-catastrophe loss ratio decreased 4.2 points from 46.6% in the nine months ended September 30, 2013 to 42.4% in the nine months ended September 30, 2014. Non-catastrophe losses were $40.2 million and $38.5 million for the nine months ended September 30, 2014 and 2013, respectively.

•	The catastrophe loss ratio increased 5.0 points from 10.8% in the nine months ended September 30, 2013 to 15.8% in the nine months ended September 30, 2014. Catastrophe losses were $14.9 million and $8.9 million for the nine months ended September 30, 2014 and 2013, respectively.

•	The current accident year casualty loss ratio decreased 5.1 points from 78.3% in the nine months ended September 30, 2013 to 73.2% in the nine months ended September 30, 2014. During the last several years, rates were increased and unprofitable business was not renewed contributing to this decrease.

In the first nine months of 2014, the Company reduced its prior accident year loss reserves by $5.0 million, which primarily consisted of the following:

•	Property: A $0.7 million increase primarily due to increased severity in accident years 2007, 2012, and 2013.

•	General Liability: A $5.3 million increase primarily due to higher than anticipated loss emergence in recent accident years.

•	Professional: A $18.1 million reduction due to lower than expected severity primarily from accident years 2007 through 2011.

•	Asbestos: $7.1 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

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

GLOBAL INDEMNITY PLC

•	Commercial Auto: A $0.5 million increase primarily related to accident year 2011.

•	Marine: A $0.3 million increase primarily related to accident year 2011 due to greater than expected loss emergence on hull claims and protection and indemnity claims.

Net losses and loss adjustment expenses were $97.0 million for the nine months ended September 30, 2014, compared with $89.6 million for the nine months ended September 30, 2013, an increase of $7.5 million or 8.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $102.0 million and $94.6 million for the nine months ended September 30, 2014 and 2013, respectively. This increase is primarily attributable to growth in earned premium volume, as noted above, as well as an increase in catastrophe losses in 2014.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $66.1 million for the nine months ended September 30, 2014, compared with $64.2 million for the quarter ended September 30, 2013, an increase of $1.9 million or 2.9%. The increase is primarily due to increased commissions as a result of growth in net premiums earned offset by the impact of the premium deficiency charge recognized in 2013. Acquisition costs and other underwriting expenses were higher in 2013 than otherwise would have been due to a premium deficiency charge of $1.7 million. In addition, the acquisition cost and underwriting expenses for 2014 were lower than otherwise would have been by $1.7 million due to the run off of the 2013 premium deficiency charge.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 41.6% for the nine months ended September 30, 2014, compared with 45.0% for the nine months ended September 30, 2013. The decrease in the expense ratio is primarily due to the growth in earned premium volume as well as the impact of the premium deficiency charge recognized in 2013 as noted above.

The combined ratio for the Company’s Insurance Operations was 102.8% for the nine months ended September 30, 2014, compared with 107.8% for the nine months ended September 30, 2013. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 111.3% for the nine months ended September 30, 2013 to 105.9% for the nine months ended September 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Loss from Segment

The factors described above resulted in a loss from the Company’s Insurance Operations of $3.8 million for the nine months ended September 30, 2014, compared to a loss of $10.5 million for the nine months ended September 30, 2013.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Gross premiums written	$57,163	$55,255	$1,908	3.5%

Net premiums written	$56,126	$54,844	$1,282	2.3%

Net premiums earned	$42,780	$36,324	$6,456	17.8%
Other loss	(41)	(10)	(31)	(310.0%)

Total revenues	42,739	36,314	6,425	17.7%
Losses and expenses:
Net losses and loss adjustment expenses	16,449	12,615	3,834	30.4%
Acquisition costs and other underwriting expenses	15,046	12,772	2,274	17.8%

Income from segment	$11,244	$10,927	$317	2.9%

Underwriting Ratios:
Loss ratio:
Current accident year	40.7	34.6	6.1
Prior accident year	(2.3)	0.1	(2.4)

Calendar year loss ratio	38.4	34.7	3.7
Expense ratio	35.2	35.2	0.0

Combined ratio	73.6	69.9	3.7

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	75.9	69.8
Effect of prior accident year	(2.3)	0.1

Combined ratio	73.6	69.9

Loss ratio excluding the effect of prior accident year (2) (4)	40.7	34.6
Effect of prior accident year	(2.3)	0.1

Loss ratio	38.4	34.7

Property loss ratio excluding the effect of prior accident year (5) (4)	38.9	33.1
Effect of prior accident year	(11.5)	(0.5)

Property loss ratio	27.4	32.6

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$17,421	$12,579
Effect of prior accident year	(972)	36

Net losses and loss adjustment expenses	$16,449	$12,615

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $57.2 million for the nine months ended September 30, 2014, compared with $55.3 million for the nine months ended September 30, 2013, an increase of $1.9 million or 3.5%. This increase is mainly due to a change in the Company’s quota share participation on several property treaties as well as several new professional liability treaties.

Net premiums written, which equal gross premiums written less ceded premiums written, were $56.1 million for the nine months ended September 30, 2014, compared with $54.8 million for the nine months ended September 30, 2013, an increase of $1.3 million or 2.3%.

Net premiums earned were $42.8 million for the nine months ended September 30, 2014, compared with $36.3 million for the nine months ended September 30, 2013, an increase of $6.5 million or 17.8%. The increase is primarily due to premiums resulting from new treaties written during 2013 and 2014. Property net premiums earned for the nine months ended September 30, 2014 and 2013 were $41.1 million and $34.1 million, respectively. Casualty net premiums earned for each of the nine months ended September 30, 2014 and 2013 were $1.6 million and $2.2 million, respectively.

Other Loss

The Company recognized losses of $0.04 million and $0.01 million for the nine months ended September 30, 2014 and 2013, respectively. Other income is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 38.4% for the nine months ended September 30, 2014 compared with 34.7% for the nine months ended September 30, 2013.

The current accident year loss ratio increased 6.1 points from 34.6% for the nine months ended September 30, 2013 to 40.7% for the nine months ended September 30, 2014 primarily due to an increase in losses for property lines. The property lines current accident year loss ratio increased to 38.9% for the nine months ended September 30, 2014 from 33.1% for the nine months ended September 30, 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $1.0 million in the nine months ended September 30, 2014 which decreased the loss ratio by 2.3 points compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.04 million for the nine months ended September 30, 2013 which increased the loss ratio 0.1 points.

In the first nine months of 2014, the Company reduced its prior accident year loss reserves by $1.0 million, which primarily consisted of the following:

•	Property: A $4.7 million reduction driven by less catastrophe losses than anticipated primarily from accident years 2012 and 2013.

•	Marine: A $3.0 million increase primarily related to increased severity from accident years 2011 and 2012. These treaties are in runoff. Several claims have recently settled for amounts higher than expected.

•	Commercial Auto: $0.7 million increase is primarily due to increased severity primarily from accident years 2009 and 2010.

In the first nine months of 2013, the Company increased its prior accident year loss reserves by $0.04 million which was primarily related to accident years 2008 to 2012.

Net losses and loss adjustment expenses were $16.4 million for the nine months ended September 30, 2014, compared with $12.6 million for the nine months ended September 30, 2013, an increase of $3.8 million or 30.4%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $12.6 million for the nine months ended September 30, 2013 to $17.4 million for the nine months ended September 30, 2014. This increase is primarily attributable to an increase in net premiums earned and an increase in property line losses as noted above.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $15.0 million for the nine months ended September 30, 2014 compared with $12.8 million for the nine months ended September 30, 2013, an increase of $2.3 million or 17.8%. The increase is primarily due to higher commission expense as a result of growth in premiums earned in 2014. The increase was also due to a reduction of prior accident year loss reserves for property which resulted in increased profit commission charges.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 35.2% for the nine months ended September 30, 2014 and 2013.

The combined ratio for the Company’s Reinsurance Operations was 73.6% for the nine months ended September 30, 2014, compared with 69.9% for the nine months ended September 30, 2013. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 69.8% for the nine months ended September 30, 2013 to 75.9% for the nine months ended September 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for discussion of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $11.2 million for the nine months ended September 30, 2014 compared to income of $10.9 million for the nine months ended September 30, 2013, an increase of $0.3 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Net investment income	$22,488	$28,285	$(5,797)	(20.5%)
Net realized investment gains	40,226	10,204	30,022	294.2%
Corporate and other operating expenses	(9,614)	(7,444)	2,170	29.2%
Interest expense	(628)	(5,939)	(5,311)	(89.4%)
Income tax (expense) benefit	(8,108)	2,423	10,531	434.6%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $22.5 million for the nine months ended September 30, 2014, compared with $28.3 million for the nine months ended September 30, 2013, a decrease of $5.8 million or 20.5%.

•	Gross investment income, which excludes realized gains and losses, was $25.8 million for the nine months ended September 30, 2014, compared with $31.6 million for the nine months ended September 30, 2013, a decrease of $5.7 million or 18.1%. The decrease was primarily due to the redemption of the Company’s corporate loans portfolio during 2014 and lower reinvestment yields partially offset by an increase in dividend income from the equity portfolio.

•	Investment expenses were $3.3 million for the nine months ended September 30, 2014 and September 30, 2013.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

Net realized investment gains were $40.2 million for the nine months ended September 30, 2014, compared with $10.2 million for the nine months ended September 30, 2013. The net realized investment gains for 2014 consist primarily of net gains of $2.0 million relative to the Company’s fixed maturities, $51.8 million relative to its equity securities, offset by losses of $13.6 million related to its interest rate swaps. The net realized investment gains for 2013 consist primarily of net gains of $0.4 million relative to the Company’s fixed maturities and $11.0 million relative to its equity securities offset by other than temporary impairment losses of $1.2 million.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the nine months ended September 30, 2014 and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $9.6 million for the nine months ended September 30, 2014, compared with $7.4 million for the nine months ended September 30, 2013, an increase of $2.2 million or 29.2%. The increase is primarily due to an increase in professional fees and travel cost offset by a reduction in salary expense.

Interest Expense

Interest expense was $0.6 million and $5.9 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $5.3 million or 89.4%. This reduction was primarily due to the repayment of the Company’s senior notes payable and junior subordinated debentures in 2013. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

The income tax expense was $8.1 million for the nine months ended September 30, 2014 compared to an income tax benefit of $2.4 million for the nine months ended September 30, 2013. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

Net Income

The factors described above resulted in net income of $51.8 million and $28.0 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $23.8 million or 85.1%.

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

GLOBAL INDEMNITY PLC

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. On January 23, 2014, the U.S. insurance companies paid an extraordinary dividend to Global Indemnity Group, Inc. that aggregated to $200 million. The U.S. insurance companies are restricted from paying a dividend until after January 23, 2015 without regulatory approval. See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2013 Annual Report on Form 10-K for further information on dividend limitations.

For 2014, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2013 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or nine months ended September 30, 2014.

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

Net cash used for operating activities was $7.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in operating cash flows of approximately $6.1 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net premiums collected	$195,238	$192,947	$2,291
Net losses paid	(133,337)	(138,172)	4,835
Underwriting and corporate expenses	(90,820)	(85,710)	(5,110)
Net investment income	28,683	33,571	(4,888)
Net federal income taxes recovered (paid)	(6,171)	3,740	(9,911)
Interest paid	(654)	(7,325)	6,671

Net cash used for operating activities	$(7,061)	$(949)	$(6,112)

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

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s liquidity during the nine months ended September 30, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In May, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity (Cayman) Limited.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the nine months ended September 30, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2014, the Company has funded $18.3 million of this commitment leaving $31.7 million as unfunded.

On October 16, 2014, Global Indemnity Group, Inc., a subsidiary of the Company, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Global Indemnity Group, Inc. has agreed to purchase all of the issued and outstanding capital stock of American Reliable Insurance Company for an aggregate purchase price of $113.7 million, in cash, subject to adjustment based on GAAP book value of the business as of the date of the closing of the transaction and the future development of loss reserves as further described in the Stock Purchase Agreement. The closing of the transaction is subject to certain customary conditions, including receipt of required regulatory approvals and the absence of a material adverse effect on the business of American Reliable Insurance Company. See Note 14 for additional information related to the Stock Purchase Agreement.

Other than the item discussed in the preceding paragraphs, there have been no material changes to the Company’s contractual obligations during nine months ended September 30, 2014. Please see Item 7 of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

GLOBAL INDEMNITY PLC

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) the impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; (16) deterioration of debt and equity markets; (17) interest rate changes; (18) uncertainties relating to ongoing or future litigation matters; and (19) the anticipated acquisition of American Reliable Insurance Company may not occur or may occur on terms different than those initially contemplated.

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

During the quarter ended September 30, 2014, ongoing geopolitical tensions in Ukraine and the Middle East, Portuguese banking woes, European economic uneasiness, and the prospect of an accelerated US Federal Reserve interest-rate-hike conspired to stall the five year global stock rally. In addition, China’s property slump and poor gross domestic product readings in Japan and the Eurozone raised the fear of a slowdown in global economic growth. Nevertheless, there were several positive developments during the quarter. The European Central Bank increased its accommodative monetary policy to spur growth. The People’s Bank of China eased monetary conditions to help a fragile financial market. Finally, the US corporate earnings season painted a generally encouraging picture. However, many market participants reassessed their risk appetites given the strong bull market in recent years. Fixed income markets reflected a relatively cautious tone during the third quarter amid rising geopolitical tensions and renewed concerns about global growth. The flight-to-quality rally, combined with expectations for continued easy policy by major central banks fueled by a weakening global recovery and falling inflation, led to a decline in global government bond yields.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.0 years. Portfolio purchases during the quarter were focused within US Corporate bonds, ABS (asset-backed securities), and CMBS (commercial mortgage-backed securities). These purchases were funded primarily through maturities and paydowns. During the third quarter, the portfolio’s allocation to CMBS increased.

There have been no other material changes to the Company’s market risk since December 31, 2013. Please see Item 7A of Part II in the Company’s 2013 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how

GLOBAL INDEMNITY PLC

well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended September 30, 2014 there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 14, 2014. The risk factors identified therein have not materially changed except as follows:

The anticipated acquisition of American Reliable Insurance Company from Assurant, Inc. may not occur or may occur on terms different than those initially contemplated.

On October 16, 2014, the Company’s U.S. affiliate agreed to purchase American Reliable Insurance Company from Assurant, Inc. for approximately $114 million in cash at closing (which could be increased to approximately $120 million to account for net earnings between June 30, 2014 and the closing) and assume approximately $280 million in insurance related liabilities, obligations, and mandates. American Reliable Insurance Company has facilities located in Scottsdale, Arizona and Omaha, Nebraska and writes specialty personal lines and agricultural property and casualty insurance, in each case distributed through a network of general and independent agents. It is possible that this contemplated transaction may not occur because the conditions to the closing of the transaction are not satisfied or for another reason, the risk that the transactions are not consummated on the terms contemplated as a result of changed circumstances or requirements imposed by insurance authorities, the risk that the proposed transaction proves disruptive to the operations of the Company or American Reliable Insurance Company, the risk that the Company’s or American Reliable Insurance Company’s prospective insurance premiums, investment yield, or net earnings are less than anticipated (including as a result of unexpected events, competition, costs, charges or outlays whether as a consequence of the transaction or otherwise), and the risk that earnings for American Reliable Insurance Company between June 30, 2014 and the closing could be more or less than anticipated and effect the ultimate purchase price. If any of these risks materialize, it may result in the Company’s failure to acquire American Reliable Insurance Company, the Company’s acquisition of American Reliable Insurance Company on terms different than those initially contemplated, and/or a negative impact on the Company’s profitability and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were no shares purchased from the Company’s employees during the quarter ended September 30, 2014. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

GLOBAL INDEMNITY PLC

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

November 7, 2014	By:	/s/ Thomas M. McGeehan
Date: November 7, 2014	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)