Form 10-K
period 2014-12-31
Global Indemnity plc
filed 2015-03-16
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $212,911,354. There are no B ordinary shares held by non-affiliates of the registrant.

As of March 9, 2015, the registrant had outstanding 13,394,145 A ordinary shares and 12,061,370 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

References to the acquisition of American Reliable refer to the January 1, 2015 acquisition of American Reliable Insurance Company (“American Reliable”). The discussion in this report relates to a period prior to the acquisition of American Reliable and, except as otherwise noted, does not give effect to it.

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

On October 16, 2014, Global Indemnity Group, Inc., a subsidiary of Global Indemnity, entered into a Stock Purchase Agreement (the “American Reliable SPA”) by and among American Bankers Insurance Group, Inc., a subsidiary of Assurant, Inc. (NYSE: AIZ) to purchase all of the issued and outstanding capital stock of American Reliable. On January 1, 2015, Global Indemnity Group, Inc. completed its acquisition of American Reliable pursuant to the American Reliable SPA upon payment of an aggregate purchase price of approximately $113.7 million in cash and the assumption of approximately $322.9 million in customary insurance related liabilities, obligations, and mandates. The ultimate purchase price is subject to accounting procedures that are expected to be completed by June 30, 2015. The most recent estimate of the purchase price, based on available financial information, is approximately $117.9 million. The purchase price is subject to adjustment based on GAAP book value of the business as of the date of the closing of the transaction and the future development of loss reserves as specified in the American Reliable SPA.

American Reliable was established in 1952 and is headquartered in Scottsdale Arizona. It has facilities in Scottsdale, Arizona, and Omaha, Nebraska, and writes property and casualty insurance across all fifty states and the District of Columbia. It writes specialty personal lines and agricultural property and casualty insurance, in each case distributed through a network of general and independent agents. As of December 31, 2014, American Reliable had approximately 200 full-time employees.

Please see “Recent Developments” in Item 7 of Part II of this report for additional discussion of American Reliable.

General

Global Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network – binding authority, program, brokerage, and reinsurance. The Company manages the distribution of these products in two segments: (a) Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and (b) Reinsurance Operations, which includes the operations of Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”). On June 10, 2014, Wind River Reinsurance Company, Ltd changed its name to Global Indemnity Reinsurance Company, Ltd.

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pre-tax gain of $5.2 million. The financial results for 2013 and 2012 include the financial results for United National Casualty Insurance Company. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction did not have a significant impact on the Company’s ongoing business operations.

Business Segments

See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2014, 2013 and 2012. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

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

In 2014, gross premiums written for the U.S. Insurance Operations were $230.0 million compared to $232.4 million for 2013. For 2014, surplus lines business accounts for approximately 76.4% of the business written while specialty admitted business accounts for the remaining 23.6%.

Reinsurance Operations

Global Indemnity Reinsurance is a Bermuda based treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies, and consists solely of the operations of Global Indemnity Reinsurance.

The reinsurance markets face many of the same issues confronted with the primary insurance markets including excess capital capacity, low investment returns and increased pressure on generating acceptable return on investment.

The limited number of catastrophic events in recent years and an increase in the available capacity has continued to put pressure on pricing levels. Global Indemnity Reinsurance is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused excess of loss contracts meeting the Company’s risk tolerance and return thresholds.

In 2014, gross premiums written from third parties were $61.3 million compared to $58.4 million for 2013.

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

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Florida	$29,371	10.1%	$32,170	11.0%	$28,738	11.8%
California	26,711	9.2	26,358	9.1	22,277	9.1
Texas	26,170	9.0	29,565	10.1	21,554	8.8
New York	16,326	5.6	16,600	5.7	14,876	6.1
Massachusetts	13,470	4.6	11,234	3.9	8,291	3.4
Illinois	7,615	2.6	6,715	2.3	6,130	2.5
Pennsylvania	7,289	2.5	6,904	2.4	6,496	2.7
New Jersey	7,121	2.4	8,208	2.8	8,529	3.5
Louisiana	6,474	2.2	8,392	2.9	7,579	3.1
Michigan	5,394	1.9	4,719	1.6	4,680	1.9

Subtotal	145,941	50.1	150,865	51.9	129,150	52.9
All other states	84,037	28.9	81,508	28.0	72,640	29.8
Reinsurance Operations	61,275	21.0	58,350	20.1	42,263	17.3

Total	$291,253	100.0%	$290,723	100.0%	$244,053	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network—binding authority, program, brokerage, direct, and reinsurance. For its binding authority and program product classifications, the Company distributes its insurance products primarily through a group of approximately 110 wholesale general agents and program administrators that have specific quoting and binding authority. For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. For its reinsurance business, the Company distributes its products through reinsurance brokers and on a direct basis.

Of the Company’s non-affiliated professional wholesale general agents and program administrators, the top five accounted for 32.7% of the Insurance Operations’ gross premiums written for the year ended December 31, 2014. One agency represented 10.0% of the Insurance Operations’ gross premiums written. There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2014.

Global Indemnity Reinsurance assumed premiums on three treaties accounted for 96% of the Reinsurance Operations’ 2014 gross premiums written. There is no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2014.

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

Brokerage—There are only two wholesale insurance brokers with specific binding authority. These brokers are subject to the same guidelines and monitoring as discussed above. The majority of the Company’s wholesale insurance brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.

The Company provides its underwriters with a comprehensive, regularly updated underwriting manual that outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions.

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

Reinsurance—The Company’s Global Indemnity Reinsurance subsidiary primarily offers retrocessional coverage to Bermuda based reinsurance companies. The business assumed is primarily quota share treaties on property catastrophe and marine business. The Company also writes a small amount of professional lines excess liability business. Prior to entering into any agreement, the Company evaluates a number of factors for each cedent including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience. The Company also models proposed treaties for both the catastrophe exposure and the marginal impact on the Company’s existing catastrophe portfolio.

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

Pricing

The Company’s pricing actuaries establish pricing tailored to each specific product it underwrites, taking into account historical loss experience, historical rate level changes, and individual risk and coverage characteristics. The Company generally uses the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most of the Company’s products. The Company will seek to only write business if it believes it can achieve an adequate rate of return.

Reinsurance of Underwriting Risk

The Company’s philosophy is to purchase reinsurance from third parties to limit its liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists the Company in controlling exposure to severe losses and protecting capital resources. The Company purchases reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance it purchases can vary from year to year based upon the Company’s desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of limits on the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. The Company’s reinsurance contracts renew throughout the year and all of its reinsurance is purchased following guidelines established by management. The Company primarily utilizes treaty reinsurance products made up of proportional and excess of loss reinsurance. Additionally, the Company may purchase facultative reinsurance protection on single risks when deemed necessary.

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

The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss—The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2014, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $70 million in excess of $20 million. This treaty excludes business underwritten by American Reliable. At this renewal, the Company participated on 60% of the $20 million in excess of $20 million layer and 40% of the $50 million in excess of $40 million layer. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2014, which provided identical coverage with the exception of the Company’s participation, which was 50% of the $20 million in excess of $20 million layer and 20% of the $50 million in excess of $40 million layer.

Property Catastrophe Industry Loss Warranty—Effective June 2, 2014, the Company purchased a property catastrophe industry loss warranty which provides occurrence coverage for losses of $12 million in excess of

$10 thousand for a U.S. wind event. Recovery under the industry loss warranty is contingent on the property/casualty insurance industry sustaining a $30 billion loss from the same event. This treaty, which covers both the Company’s US Insurance Operations and Reinsurance Operations, has no reinstatements and expired on December 15, 2014.

Property Per Risk Excess of Loss—Effective January 1, 2015, the Company renewed its property per risk excess of loss treaty, which excludes business underwritten by American Reliable. This treaty provides coverage in two sections: 50% of $9 million per risk in excess of $1 million per risk for all business with the exception of the Property Brokerage unit, and 50% of $8 million in excess of $2 million for Property Brokerage business. This treaty also provides coverage of 100% of $20 million per risk in excess of $10 million per risk for Property Brokerage business. The treaty’s liability is limited to twice the named per risk limit by section and layer for all risks involved in one loss occurrence.

Effective January 1, 2014, the Company renewed its property per risk excess of loss treaty which provides coverage of 50% of $13 million per risk in excess of $2 million per risk. This replaces the treaty that expired December 31, 2013, which provided identical coverage. The treaty provides coverage in two layers: $3 million per risk in excess of $2 million per risk, and $10 million per risk in excess of $5 million per risk. The first layer is subject to a $6 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10 million limit for all risks involved in one loss occurrence.

Casualty and Professional Liability Excess of Loss—Effective May 1, 2014, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for $2 million per occurrence in excess of $1 million per occurrence for general liability and auto liability. The professional liability section provides coverage of $4 million per policy/occurrence in excess of $1 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. The casualty and professional liability treaty that expired April 30, 2014 provided identical coverage.

Casualty Clash Excess of Loss—Effective May 1, 2014, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10 million per occurrence in excess of $3 million per occurrence, subject to a $20 million limit for all loss occurrences. The casualty clash treaty that expired April 30, 2014 provided identical coverage.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2014.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2014. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2014.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$67.5	48.5%	$6.0	33.3%
Westport Insurance Corp.	A+	18.5	13.3	—	—
Transatlantic Reinsurance	A	7.4	5.3	3.2	17.8
Swiss Reinsurance America Corp.	A+	6.7	4.8	—	—
General Reinsurance Corp.	A++	5.9	4.2	0.1	0.4
Hartford Fire Insurance Company	A	5.0	3.6	—	—
Clearwater Insurance Company	NR	3.3	2.4	—	—
Scor Reinsurance Company	A	1.6	1.2	—	—
St. Paul Fire & Marine Insurance Company	A++	1.1	0.8	—	—
Cologne Reinsurance Company	A++	1.1	0.8	—	—

Subtotal		118.1	84.9	9.3	51.5
All other reinsurers		21.0	15.1	8.8	48.5

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		139.1	100.0%	$18.1	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(13.4)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		125.7
Collateral held in trust from reinsurers		(8.7)

Net receivables		$117.0

At December 31, 2014, the Company carried reinsurance receivables, net of collateral held in trust, of $117.0 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $4.0 million at December 31, 2014. The allowance for uncollectible reinsurance receivables was $9.4 million at December 31, 2014.

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

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent. The Insurance Operations’ claims management staff supervises or processes all claims. The Company’s Insurance Operations has a formal claims review process, and all claims greater than $250,000, gross of reinsurance, are reviewed by senior claims management and certain senior executives. Large loss trends and analysis are reviewed by a Large Loss committee.

To handle claims, the Company’s Insurance Operations utilizes its own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom it delegates limited claims handling authority. The Insurance Operations’ experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty and automobile claims, latent exposure claims, property claims, TPA oversight, and a wholly owned subsidiary that administers construction defect claims. The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2014, the Company has $154 million of direct outstanding loss and loss adjustment expense case reserves at its Insurance Operations. Claims relating to approximately 84% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 5% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis. The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year. Approximately 11% of its reserves are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The first line of the loss and loss expense development table shows, for the years indicated, the Company’s net reserve liability including the reserve for IBNR. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses and loss expenses, including payments, for the years indicated. The “cumulative redundancy/ (deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

In 2005, $235.2 million of loss reserves were acquired as a result of the merger with Penn-America Group, Inc. that took place on January 24, 2005. As such, there is no loss reserves in the loss development table related to the Penn-America insurance companies for 2004.

This loss development table shows development in Global Indemnity’s loss and loss expense reserves on a net basis:

(Dollars in thousands)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Balance sheet reserves:	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975	$552,271
Cumulative paid as of:
One year later	$85,960	$154,069	$169,899	$190,723	$215,903	$189,358	$160,204	$155,888	$134,065	$116,118
Two years later	139,822	268,827	300,041	360,336	366,647	299,720	261,569	260,667	223,358
Three years later	180,801	355,987	413,055	470,313	454,284	375,066	330,522	333,131
Four years later	209,938	414,068	478,408	532,753	510,177	419,717	377,350
Five years later	237,636	440,206	506,915	561,536	541,313	454,509
Six years later	251,350	454,982	525,173	581,265	569,079
Seven years later	261,773	467,669	534,801	602,649
Eight years later	271,688	471,472	551,849
Nine years later	273,618	485,142
Ten years later	286,163
Re-estimated liability as of:
End of year	$344,614	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975	$552,271
One year later	343,332	632,327	716,361	832,733	827,439	671,399	643,569	690,004	619,887	575,256
Two years later	326,031	629,859	732,056	812,732	768,623	640,750	642,478	679,689	602,217
Three years later	323,696	635,504	707,525	765,435	730,079	636,051	640,581	661,592
Four years later	332,302	622,122	672,712	737,614	719,486	631,101	624,183
Five years later	323,547	608,050	658,429	731,468	715,067	621,098
Six years later	316,195	598,384	651,850	729,228	713,106
Seven years later	312,860	591,562	654,983	734,695
Eight years later	307,822	596,405	665,293
Nine years later	313,731	607,118
Ten years later	326,891
Cumulative redundancy/(deficiency)	$17,723	$32,173	$70,049	$66,190	$122,733	$104,199	$14,723	$23,286	$27,341	$11,719	$—
Gross Liability—end of year	1,876,510	1,914,224	1,702,010	1,503,238	1,506,430	1,257,741	1,059,756	971,377	879,113	779,466	675,472
Less: Reinsurance recoverable	1,531,896	1,274,933	966,668	702,353	670,591	532,444	420,850	286,499	249,555	192,491	123,201

Net liability-end of year	344,614	639,291	735,342	800,885	835,839	725,297	638,906	684,878	629,558	586,975	552,271

Gross re-estimated liability	1,152,525	1,251,799	1,035,224	1,158,067	1,086,422	888,007	826,971	838,537	767,365	707,169	675,472
Less: Re-estimated recoverable at December 31, 2013	825,635	644,681	369,931	423,372	373,315	266,909	202,788	176,944	165,148	131,912	123,201

Net re-estimated liability at December 31, 2013	$326,890	$607,118	$665,293	$734,695	$713,107	$621,098	$624,183	$661,593	$602,217	$575,257	$552,271

Gross cumulative redundancy/ (deficiency)	$723,985	$662,425	$666,786	$345,171	$420,008	$369,734	$232,785	$132,840	$111,748	$72,297	$—

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2014, the Company has $15.9 million of net loss reserves for asbestos-related claims and $15.3 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under the Company’s investment policy is 30% of the Company’s GAAP equity, or $272.5 million at December 31, 2014. As of December 31, 2014, the Company had $1,498.1 million of investments and cash and cash equivalent assets, including $155.7 million of equity and limited partnership investments plus a $0.1 million receivable for securities sold.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2014, 2013, and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$58,823	3.9%	$105,492	6.7%	$104,460	6.8%

U.S. treasury and agency obligations	80,767	5.4	81,674	5.2	108,744	7.1
Obligations of states and political subdivisions	191,473	12.8	180,936	11.5	201,077	13.1
Mortgage-backed securities (1)	208,759	13.9	229,910	14.8	255,942	16.7
Commercial mortgage-backed securities	133,158	8.9	53,975	3.4	8,117	0.5
Asset-backed securities	178,263	11.9	168,436	10.7	113,351	7.4
Corporate bonds and loans	383,416	25.6	435,392	27.9	486,171	31.7
Foreign corporate bonds	107,639	7.2	54,041	3.4	55,920	3.7

Total fixed maturities	1,283,475	85.7	1,204,364	76.9	1,229,322	80.2
Equity securities	122,048	8.2	254,070	16.2	197,075	12.8
Other investments	33,663	2.2	3,489	0.2	3,132	0.2

Total investments and cash and cash equivalents (2)	$1,498,009	100.0%	$1,567,415	100.0%	$1,533,989	100.0%

(1)	Includes collateralized mortgage obligations of $49,322, $63,322, and $59,026 for 2014, 2013, and 2012, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of $60, $723, and ($2,634) for 2014, 2013, and 2012, respectively.

Although the Company generally intends to hold fixed maturities to recovery and/or maturity, the Company regularly re-evaluates its position based upon market conditions. As of December 31, 2014, the Company’s fixed maturities, excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 2.6 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 1.8 years. The Company’s financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2014 of $10.5 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Average fixed maturities at book value	$1,230,317	$1,187,390	$1,222,814
Gross income on fixed maturities (1)	26,788	35,669	41,969
Book yield	2.18%	3.00%	3.43%
Fixed maturities at book value	$1,272,948	$1,187,685	$1,187,094
Unrealized gain	10,527	16,679	42,228

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $208.8 million of mortgage-backed securities, $159.5 million is invested in U.S. agency paper and $49.3 million is invested in collateralized mortgage obligations, of which

$48.3 million, or 98.1%, are rated AA+ or better. In addition, the Company holds $178.3 million in asset-backed securities, of which 85.0% are rated AA or better and $133.2 million in commercial mortgaged-backed securities, of which 97.6% are rated A- or better. The weighted average credit enhancement for the Company’s asset-backed securities is 20.5. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 98.3% of the Company’s fixed income securities are investment grade securities. 12.7% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$162,649	12.7%	$199,515	16.6%
AA	557,919	43.5	491,166	40.8
A	372,925	29.1	268,598	22.3
BBB	167,422	13.0	182,271	15.1
BB	11,393	0.9	10,665	0.9
B	4,033	0.3	33,978	2.8
CCC	580	0.0	10,696	0.9
CC	316	0.0	354	0.0
Not rated	6,238	0.5	7,121	0.6

Total fixed maturities	$1,283,475	100.0%	$1,204,364	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$134,722	10.5%	$120,974	10.0%
Due in one year through five years	552,135	42.9	529,604	44.0
Due in five years through ten years	42,469	3.3	75,424	6.2
Due in ten years through fifteen years	11,316	0.9	3,147	0.3
Due after fifteen years	22,653	1.8	22,894	1.9

Securities with fixed maturities	763,295	59.4	752,043	62.4
Mortgaged-backed securities	208,759	16.3	229,910	19.1
Commercial mortgage-backed securities	133,158	10.4	53,975	4.5
Asset-backed securities	178,263	13.9	168,436	14.0

Total fixed maturities	$1,283,475	100.0%	$1,204,364	100.0%

The expected weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 1.9 years.

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

As of December 31, 2014, the Company has aggregate equity securities of $122.0 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership invests in distressed securities and assets, which was valued at $30.3 million at December 31, 2014, a limited liability partnership investment where the partnership has acquired control of a business as a lead or organizing investor, which was valued at $3.4 million at December 31, 2014, and another limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2014. There is no readily available independent market price for these limited liability partnership investments. The limited partnerships have invested primarily in publicly traded companies, however not all of the investments are publicly traded, nor does the Company have access to daily valuations, therefore the estimated fair value of these limited partnerships is measured utilizing the net asset value as a practical expedient for each limited partnership. The Company receives annual audited financial statements from each of the partnership investments it owns.

Realized gains, including other than temporary impairments, for the years ended December 31, 2014, 2013, and 2012 were $35.9 million, $27.4 million, and $6.8 million, respectively.

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

Competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of the Company’s markets, it competes by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds that rely on the Company’s expertise. For its program and specialty wholesale products, offerings and underwriting products that are not readily available is the Company’s principal means of differentiating itself from its competition. Each of the Company’s products has its own distinct competitive environment. The Company seeks to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

Employees

At December 31, 2014, the Company had approximately 270 employees. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2014.

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The Company’s Insurance Operations, which consist of its United States based insurance companies, and Global Indemnity Reinsurance are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories.

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

U.S. Regulation

At December 31, 2014, the Company had six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; United National Specialty Insurance Company, which is domiciled in Wisconsin; and Penn-Patriot Insurance Company, which is domiciled in Virginia.

As the indirect parent of these U.S. insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Wisconsin, and Virginia. These laws generally require each of the

U.S. insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of the Company’s ordinary shares would indirectly control the same percentage of the stock of the U.S. insurance companies, the insurance change of control laws of Pennsylvania, Indiana, Wisconsin, and Virginia would likely apply to such a transaction. While the Company’s articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries for the period ended December 31, 2012. Their final reports were issued in 2014, and there were no materially adverse findings.

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

The Company’s U.S. insurance subsidiaries have acceptable results for the IRIS ratios with the exception of investment yields, changes to policyholders’ surplus and adjusted liabilities to liquid assets which were outside of the standard industry ranges primarily as a result of the extraordinary dividend paid in 2014. For further discussion on the extraordinary dividend paid in 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II of this report.

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

Based on the standards currently adopted, the U.S. insurance companies reported in their 2014 statutory filings that their capital and surplus are above the prescribed company action level risk-based capital requirements. See Note 17 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC’s risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends paid by Global Indemnity’s U.S. insurance companies in 2014 and dividend limitations for 2015.

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

Operations of Global Indemnity Reinsurance

The insurance laws of the United States regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. Global Indemnity Reinsurance is not admitted to do business in the United States. The Company does not intend for Global Indemnity Reinsurance to maintain offices or solicit, advertise, settle claims or conduct other insurance and reinsurance underwriting activities in any jurisdiction in the United States where the conduct of such activities would require that Global Indemnity Reinsurance be admitted or authorized.

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Global Indemnity Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from the Company’s Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Pennsylvania, Indiana, Wisconsin, and Virginia or other applicable states or any of the U.S. insurance companies re-domesticate to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, the Company may be unable to realize some of the benefits expected from its business plan. Accordingly, Global Indemnity Reinsurance could be adversely affected.

Global Indemnity Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Global Indemnity Reinsurance’s surplus lines transactions.

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Global Indemnity Reinsurance and provides that no person may carry on any such business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Global Indemnity Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda. A corporate body is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net premiums written or 50% or more of the loss and loss expense provisions represent unrelated business, or its total net premiums written from unrelated business are $50.0 million or more. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time. An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

The Insurance Act imposes solvency and liquidity standards, auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and the production of documents, and to intervene in the affairs of Bermuda insurance companies. The BMA continues to make amendments to the Insurance Act with a view to enhancing Bermuda’s insurance regulatory regime.

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

Certain significant aspects of the Bermuda insurance regulatory framework are set forth as follows:

Principal Representative and Principal Office

A Bermuda insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Global Indemnity Reinsurance’s principal office is its executive offices in Hamilton, Bermuda, and its principal representative is its external management firm.

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

Independent Approved Auditor

Every registered insurer, such as Global Indemnity Reinsurance, must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA.

Loss Reserve Specialist

As a registered Class 3B insurer, Global Indemnity Reinsurance is required to submit an opinion of its approved loss reserve specialist in respect of its losses and loss expense provisions with its statutory financial return.

Statutory Financial Statements

Global Indemnity Reinsurance must prepare annual statutory financial statements in accordance with the Bermuda Insurance Act 1978. These statutory financial statements are not prepared in accordance with GAAP or SAP. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).

Annual Statutory Financial Return

Global Indemnity Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3B insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, schedules of ceded reinsurance, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist. Pursuant to the Bermuda Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement) rules 2008,

Global Indemnity Reinsurance is required to give detailed information and analyses regarding premiums, claims, reinsurance, and investments and is also required to provide audited annual financial statements prepared in accordance with GAAP or International Financial Reporting Standards.

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose. These measures are an integral part of the BMA’s ongoing Solvency II equivalence program for Class 3B insurance companies. For 2014, Global Indemnity Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

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

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, Global Indemnity Reinsurance must also ensure at all times that its ECR is at least equal to the MSM for a Class 3B insurer in respect of its general business, which is the greater of: (i) $100.0 million; (ii) 50% of net premiums written; and (iii) 15% of net loss and loss adjustment expense reserves and other general business insurance reserves.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Global Indemnity Reinsurance. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities; as such terms are defined in the Insurance Act.

Restrictions on Dividends and Distributions

Global Indemnity Reinsurance is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Global Indemnity Reinsurance will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. In addition, if at any time it fails to meet its minimum margin of solvency, Global Indemnity Reinsurance is required within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, Global Indemnity Reinsurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Supervision, Investigation and Intervention

The BMA has wide powers of investigation and document production in relation to Bermuda insurers under the Insurance Act. For example, the BMA may appoint an inspector with extensive powers to investigate the affairs of Global Indemnity Reinsurance if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. Further, the BMA has the power to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has or could require information. If it appears to the BMA that there is a risk of Global Indemnity Reinsurance becoming insolvent, or that Global Indemnity Reinsurance is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Global Indemnity Reinsurance not to take on any new business, not to vary any current treaties if the effect would be to increase its liabilities, not to make certain investments, to realize or not realize certain investments, to maintain in, or transfer to, the custody of a specified bank, certain assets, not to declare or pay any dividends or other distributions or to restrict the making of such payments, or to limit its premium income or remove an officer.

The BMA may also make additional rules prescribing prudential standards in relation to ECR, CSR’s, insurance reserves and eligible capital which Global Indemnity Reinsurance must comply with.

Bermuda Code of Conduct

The BMA has implemented the Insurance Code of Conduct (the “Bermuda Code of Conduct”) which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers. The Bermuda Code of Conduct is divided into six categories: (i) Proportionality Principal, (ii) Corporate Governance, (iii) Risk Management, (iv) Governance Mechanism, (v) Outsourcing, and (vi) Market Discipline and Disclosure. These categories contain the duties, requirements and compliance standards to which all insurers must adhere. It stipulates that in order to achieve compliance with the Bermuda Code of Conduct, insurers are to develop and apply policies and procedures capable of assessment by the BMA. Global Indemnity Reinsurance is in compliance with the Bermuda Code of Conduct.

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

Global Indemnity Reinsurance was notified by the BMA that, having considered the matters set out in the 2010 amendments to the Insurance Act, it had determined that it would not be Global Indemnity Reinsurance’s group supervisor.

Notifications to the BMA

In the event that the share capital of an insurer (or its parent) is traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10%, 20%, 33% or 50% shareholder of such insurer. An insurer must also provide written notice to the BMA that a person has become, or ceased to be, a “Controller” of that insurer. A Controller for this purpose means a managing director, chief executive or other person in accordance with whose directions or instructions the Directors of Global Indemnity Reinsurance are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is otherwise able to exercise significant influence over the management of Global Indemnity Reinsurance.

Global Indemnity Reinsurance is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters. Failure to give required notice is an offense under the Insurance Act.

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

Certain Other Bermuda Law Considerations

Although Global Indemnity Reinsurance is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, Global Indemnity Reinsurance may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents that are holders of its ordinary shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, Global Indemnity Reinsurance may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which it is not licensed in Bermuda.

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

Bermuda

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Global Indemnity Reinsurance or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest, or dividends paid to holders of the ordinary shares of Global Indemnity Reinsurance, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Global Indemnity Reinsurance or its shareholders will not be subject to any such tax in the future.

The Company has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Global Indemnity Reinsurance or to any of its operations, shares, debentures or obligations through March 31, 2035;

provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Global Indemnity Reinsurance in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, the Company cannot be certain that the Company will not be subject to any Bermuda tax after March 31, 2035.

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

Luxembourg

U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., Wind River (Luxembourg) S.à.r.l., and Global Indemnity (Luxembourg) S.à.r.l. (the “Luxembourg Companies”) are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. In accordance with Luxembourg regulations, the companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 29.22% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

United States

The following discussion is a summary of all material U.S. federal income tax considerations relating to the Company’s operations. The Company manages its business in a manner that seeks to mitigate the risk that either Global Indemnity or Global Indemnity Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the IRS will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Global Indemnity Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. All of the Company’s other non-U.S. entities are considered disregarded entities for federal income tax purposes. The highest marginal federal income tax rates as of 2015 are 39.6% for a corporation’s effectively connected income and 30% for the branch profits tax.

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

If Global Indemnity Reinsurance is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Global Indemnity Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Global Indemnity Reinsurance currently conducts its activities to reduce the risk that it will have a permanent establishment in the United States, although the Company cannot be certain that it will achieve this result.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. The Company cannot be certain that Global Indemnity Reinsurance will be eligible for Bermuda Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of the Company’s shareholders.

Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Global Indemnity Reinsurance is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of Global Indemnity Reinsurance’s investment income to U.S. income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If Global Indemnity Reinsurance is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of Global Indemnity Reinsurance’s investment income could be subject to U.S. federal income tax.

Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the rate of tax in such circumstances. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Global Indemnity Reinsurance on such business are 4% for direct insurance premiums and 1% for reinsurance premiums.

The Company’s U.S. subsidiaries are each subject to taxation in the United States at regular corporate rates.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are those the Company believes to be material. If any of the following actually occur, the Company’s business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

Risks Related to the Company’s Business

The Benefits of Acquiring American Reliable May Not Be Realized.

There may be difficulties in integrating the businesses of American Reliable, which could result in a failure to realize the potential benefits of the acquisition. Although it is expected that American Reliable will continue to operate as it did prior to the acquisition, achieving the anticipated benefits of the acquisition will depend in part upon whether the common aspects of the business can be integrated in an efficient and effective manner with Global Indemnity’s existing businesses. In addition, there is the risk that the acquisition proves disruptive to the operations of the Company or American Reliable. Furthermore, the risk that the Company’s or American Reliable’s prospective insurance premiums, investment yield, or net earnings are less than anticipated (including as a result of unexpected events, competition, costs, charges or outlays whether as a consequence of the transaction or otherwise) could negatively impact the Company’s profitability and results of operations.

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

A decline in rating for any of the Company’s insurance or reinsurance subsidiaries could adversely affect its position in the insurance market; making it more difficult to market its insurance products and cause premiums and earnings to decrease.

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

See Note 7 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2014 and 2013.

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

See Note 3 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2014 and 2013.

Deterioration in the debt and equity markets could result in a margin call which could have a material adverse effect on the Company’s financial condition and/or results of operations.

The collateral backing the Company’s margin borrowing facilities consist of fixed income and equity securities. Declines in financial markets could negatively impact the value of the Company’s collateral. Adverse changes in market value could result in a margin call which would require the posting of additional collateral thereby reducing liquidity. Additionally, if such a margin call is not met, the Company could be required to liquidate securities and incur realized losses.

Borrowings under the Company’s margin borrowing facilities are based upon a variable rate of interest, which could result in higher expense in the event of increases in interest rates.

As of December 31, 2014, $175 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate (“LIBOR”). If LIBOR rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facilities. This could have a negative effect on the Company’s cash flow and financial condition.

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

Due to its corporate structure, most of the dividends that Global Indemnity receives from its subsidiaries must pass through Global Indemnity Reinsurance. The inability of Global Indemnity Reinsurance to pay dividends in an amount sufficient to enable Global Indemnity to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

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

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Global Indemnity Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Global Indemnity Reinsurance before being paid to Global Indemnity. See “Regulation—U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2015.

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

In addition, the Company has agreed to pay Fox Paine & Company an annual management fee of $1.9 million, adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services. The Company has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the termination of

Fox Paine & Company’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates. The Company has also agreed to pay Fox Paine & Company a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates in exchange for advisory services to be provided by Fox Paine & Company in connection therewith. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with the Company or its subsidiaries. Fox Paine & Company is not obligated to advise the Company of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with the Company or its subsidiaries.

The Company’s controlling shareholder has the contractual right to nominate a certain number of the members of the Board of Directors and also otherwise controls the election of Directors due to its ownership.

While Fox Paine & Company has the right under the terms of the memorandum and articles of association to nominate a certain number of directors of the Board of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate 25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. The Company’s Board of Directors currently consists of seven directors, all of whom were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

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

Fox Paine & Company provides certain management services to the Company. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and the Company is unable to perform those services itself or is unable to secure replacement services, the Company’s business could be adversely affected.

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

Global Indemnity has identified a material weakness in its internal control over financial reporting. If Global Indemnity is unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of its financial reports and the trading price of its common stock may be negatively affected.

In connection with its preparation of the 2014 financial statements, the Company determined that a material weakness existed in its internal control over financial reporting, as described in more detail in Item 9A of this report. In light of this material weakness in internal control over financial reporting, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2014.

Management is taking steps to remediate the identified material weakness, as described in more detail in Item 9A of this report, and expects these steps to be completed in the first quarter of 2015. While the Company believes these steps will improve the effectiveness of its internal control over financial reporting, if its remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in its internal controls are discovered in the future, they may adversely affect the Company’s ability to record, process, summarize and report financial information timely and accurately and, as a result, the Company’s financial statements may contain material misstatements or omissions.

Any of the foregoing could cause investors to lose confidence in the accuracy and completeness of the Company’s financial reports, negatively affect the market price of the Company’s common stock, result in regulatory scrutiny (which could require additional financial and management resources), and otherwise materially adversely affect the Company’s business and financial condition.

The Company’s operating results and shareholders’ equity may be adversely affected by currency fluctuations.

The Company’s functional currency is the U.S. dollar. The Reinsurance Operations conducts business with some customers in foreign currencies and several of the Company’s U.S. and non-U.S. subsidiaries maintains investments and cash accounts in foreign currencies. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Foreign exchange risk is reviewed as part of the Company’s risk management process. The Company may experience losses resulting from fluctuations in the values of non-U.S. currencies relative to the strength of the U.S. dollar, which could adversely impact the Company’s results of operations and financial condition.

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

The Company’s shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, the Company is governed by the Companies Acts 1963 to 2013 of Ireland (“the Companies Acts”) and other Irish statutes. The Companies Acts and other Irish statutes differ in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested Directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of Directors.

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

Global Indemnity Reinsurance was formed in 2006 through the amalgamation of the Company’s non-U.S. operations. The Company received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Global Indemnity Reinsurance or any of its operations, shares, debentures or other obligations through March 31, 2035. Given the limited duration of the assurance, the Company cannot be certain that it will not be subject to any Bermuda tax after March 31, 2035.

Following the expiration of the periods described above, the Company may become subject to taxes in the Cayman Islands or Bermuda, which may have a material adverse effect on its results of operations.

Global Indemnity or Global Indemnity Reinsurance may be subject to U.S. tax that may have a material adverse effect on Global Indemnity’s or Global Indemnity Reinsurance’s results of operations.

Global Indemnity is an Irish company and Global Indemnity Reinsurance is a Bermuda company. The Company seeks to manage its business in a manner designed to reduce the risk that Global Indemnity and Global Indemnity Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity or Global Indemnity Reinsurance will be engaged in a trade or business in the United States. If Global Indemnity or Global Indemnity Reinsurance were considered to be engaged in a business in the United States, the Company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

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

U.A.I. (Luxembourg) Investment, S.à.r.l., an indirectly owned Luxembourg subsidiary of Global Indemnity Reinsurance, owns two notes and a loan issued by Global Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à.r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à.r.l. by Global Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on the Company’s financial condition and results of operation.

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

At December 31, 2014, the Company leased office space in Bala Cynwyd, Pennsylvania which holds the Insurance Operations’ principal executive offices and headquarters. In addition, the Company leased additional office space in California, Georgia, Illinois, Maryland, North Carolina and Texas, which serves as office space for field offices. Some of the office space in California also serves as office space for the Company’s claims operations. The Company also leased office space in Hamilton, Bermuda, which is used by the Reinsurance Operations. The Company leased office space in Cavan, Ireland, which is used to support the operating needs of the Insurance and Reinsurance Operations. As a result of the American Reliable acquisition on January 1, 2015, the Company assumed leases in Arizona, Nebraska, and Florida. The Company believes the properties listed are suitable and adequate to meet its needs.

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

	High	Low
Fiscal Year Ended December 31, 2014:
First Quarter	$26.98	$23.16
Second Quarter	27.78	24.44
Third Quarter	27.23	24.68
Fourth Quarter	29.50	25.15
Fiscal Year Ended December 31, 2013:
First Quarter	$23.89	$20.06
Second Quarter	24.30	20.06
Third Quarter	27.57	23.26
Fourth Quarter	27.38	23.57

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of March 7, 2015, there were 11 holders of record of the Company’s B ordinary shares, all of whom are affiliates of Fox Paine & Company, LLC. The number of holders of record, including individual owners of the Company’s A ordinary shares, was 1,266 as of March 6, 2015. This is not the actual number of beneficial owners of the Company’s A ordinary shares as shares are held in “street name” by brokers and others on behalf of individual owners.

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

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Global Indemnity plc	$100.0	$129.1	$125.2	$139.7	$159.7	$179.1
NASDAQ Insurance Index	100.0	114.6	118.1	134.1	172.7	178.1
NASDAQ Composite Index	100.0	116.9	114.8	133.1	184.1	208.7

Note:	The Company completed a Rights Offering on May 5, 2009, which increased the Company’s total outstanding A ordinary shares by 17.2 million shares.

Note:	The Company completed a re-domestication transaction on July 2, 2010, which resulted in shares of “INDM” being exchanged for shares of “GBLI” on a one-for-two basis. Share prices prior to July 6, 2010 have been adjusted to reflect the impact of the one-for-two share exchange.

Recent Sales of Unregistered Securities

None.

Company Purchases of A Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2014, the Company purchased an aggregate 5,444 of surrendered A ordinary shares from employees for $0.1 million. All shares purchased from employees are held as treasury stock and recorded at cost.

See Note 11 to the consolidated financial statements in Item 8 of Part II of this report for tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2014 or 2013. Payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

The Company is a holding company and has no direct operations. The Company’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

In December, 2013, each of the U.S. insurance subsidiaries declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by their respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate of $200 million to Global Indemnity Group, Inc. See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for dividend limitations for 2015.

For 2015, the Company believes that Global Indemnity Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, the Company anticipates using dividends from Global Indemnity Reinsurance to fund obligations of Global Indemnity. Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2014 statutory financial statements that will be filed in 2015, Global Indemnity Reinsurance could pay a dividend of up to $287.1 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2014, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months. In December, 2014, Global Indemnity Group, Inc. declared and paid a dividend of $125 million to U.A.I. (Luxembourg) Investment S.à.r.l. and U.A.I. (Luxembourg) Investment S.à.r.l. declared and paid a dividend of $125 million to U.A.I. (Luxembourg) IV S.à.r.l.

For a discussion of factors affecting the Company’s ability to pay dividends, see “Business—Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II, and Note 17 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Gross premiums written	$291,253	$290,723	$244,053	$307,903	$345,763
Net premiums written	273,181	271,984	219,547	280,570	296,504
Net premiums earned	268,519	248,722	238,862	297,854	286,774
Net realized investment gains	35,860	27,412	6,755	21,473	26,437
Total revenues	333,755	319,134	293,016	385,020	370,127
Net income (loss) (3)	62,856	61,690	34,757	(38,338)	84,871
Per share data: (1) (2) (3)
Net income (loss) available to common shareholders	$62,856	$61,690	$34,757	$(38,338)	$84,871
Basic	2.50	2.46	1.30	(1.27)	2.81
Diluted	2.48	2.45	1.30	(1.27)	2.80
Weighted-average number of shares outstanding
Basic	25,131,811	25,072,712	26,722,772	30,246,095	30,237,787
Diluted	25,331,420	25,174,015	26,748,833	30,246,095	30,274,259

(1)	In 2011, “Diluted” shares were the same as “Basic” shares since there was a net loss for that year.
(2)	Shares outstanding and per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.
(3)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced net income by $1.6 million, or $0.06 per diluted share.

	2014	2013	2012	2011	2010
Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)
Loss ratio (2) (3)	51.2	53.5	64.3	93.5	45.4
Expense ratio	40.8	42.5	39.9	40.8	41.2

Combined ratio (2) (3)	92.0	96.0	104.2	134.3	86.6

Net / gross premiums written	93.8	93.6	90.0	91.1	85.8

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,498,009	$1,567,415	$1,533,989	$1,647,723	$1,717,186
Reinsurance receivables, net of allowance	125,718	197,887	241,827	287,986	422,844
Total assets	1,930,033	1,911,779	1,903,703	2,072,916	2,290,728
Margin borrowing facilities	174,673	100,000	—	—	—
Senior notes payable	—	—	54,000	72,000	90,000
Junior subordinated debentures	—	—	30,929	30,929	30,929
Unpaid losses and loss adjustment expenses	675,472	779,466	879,114	971,377	1,052,743
Total shareholders’ equity	908,290	873,280	806,618	839,063	924,769

(1)	The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both the Company’s Insurance Operations and Reinsurance Operations.
(2)	A summary of prior accident year adjustments is summarized as follows:
•	2014 loss and combined ratios reflect a $16.4 million reduction of net losses and loss adjustment expenses
•	2013 loss and combined ratios reflect a $7.9 million reduction of net losses and loss adjustment expenses
•	2012 loss and combined ratios reflect a $4.4 million increase of net losses and loss adjustment expenses
•	2011 loss and combined ratios reflect a $3.4 million increase of net losses and loss adjustment expenses
•	2010 loss and combined ratios reflect a $54.1 million reduction of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	The Company’s loss and combined ratios for 2014, 2013, 2012, 2011, and 2010 include $14.0 million, $10.0 million, $14.2 million, $20.6 million, and $2.8 million, respectively, of catastrophic losses from the Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise specifically noted, discussion and analysis of the financial condition and results of operations of American Reliable are not included in the following discussion. Any reference to 2014 annual financial information for American Reliable has not been audited.

Recent Developments

During the first quarter of 2014, the Company exited its corporate loan portfolio and made a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2014, the Company has funded $29.9 million of this commitment leaving $20.1 million as unfunded.

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

Acquisition of American Reliable

On January 1, 2015, Global Indemnity Group, Inc. completed its acquisition of American Reliable pursuant to the American Reliable SPA upon payment of an aggregate purchase price of approximately $113.7 million in cash and the assumption of approximately $322.9 million in customary insurance related liabilities, obligations, and mandates. The ultimate purchase price is subject to accounting procedures that are expected to be completed by June 30, 2015. The most recent estimate of the purchase price, based on available financial information, is approximately $117.9 million. The purchase price is subject to adjustment based on GAAP book value of the business as of the date of the closing of the transaction and the future development of loss reserves as specified in the American Reliable SPA.

The cash portion of the acquisition price was financed primarily by a $102.0 million borrowing on December 26, 2014 pursuant to the Company’s margin borrowing facilities. The borrowing rate is tied to LIBOR and is currently approximately 1%. Approximately $130.5 million in collateral supported the borrowing. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the terms of the margin borrowing facilities.

American Reliable was established in 1952 and is headquartered in Scottsdale Arizona. It is rated “A” (Excellent) by A.M. Best. As of December 31, 2014, it employed approximately 200 full-time employees between its facilities in Scottsdale, Arizona, and Omaha, Nebraska. American Reliable writes property and casualty insurance across all fifty states primarily through a network of retail and general agents and select brokers. The two primary lines of business are Specialty Personal Lines and Agriculture.

The Company expects that the acquisition of American Reliable will have a material impact on the future financial condition and operating performance of Global Indemnity.

Key products of American Reliable’s Specialty Personal Lines include manufactured home, dwelling, homeowners and recreational vehicle insurance including a small commercial portfolio. During 2014 these products generated $188.2 million of gross written premium, $176.9 million of net written premium and $178.0 million of net earned premium.

Key products of American Reliable’s Agriculture lines include farmers and ranchers, farmowners, commercial farm auto and liability. During 2014 these products generated $78.1 million of gross written premium, $72.9 million of net written premium and $71.3 million of net earned premium.

In total, American Reliable had $266.3 million of gross written premium, $249.8 million of net written premium and $249.3 million of net earned premium.

As part of the acquisition the Company acquired the American Reliable portfolio of cash and invested assets, which totaled $251.1 million as of December 31, 2014. The portfolio consists of $225.1 million in fixed income securities, $24.6 million of cash and cash equivalents, and $1.4 million in preferred stock.

Excluding cash and preferred stock, the fixed income portfolio has a weighted average duration of 2.6 years with an average credit rating of A and 94.7% of securities investment grade or higher.

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

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses based on both internal and external’s actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees, and salaries and benefits for company personnel whose services relate to the support of corporate activities. Interest expense is primarily comprised of amounts due on outstanding debt.

Critical Accounting Estimates and Policies

The Company’s consolidated financial statements are prepared in conformity with GAAP, which require it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 2 of the notes to consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries; however management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with the Company’s reserves for its Insurance Operations, reserves for its Reinsurance Operations are characterized as short-tail and long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property and marine accounts.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance Operations’ and Reinsurance Operations’ reserves annually. The Company reviews both the internal and external actuarial analyses in determining its reserve position.

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

Generally, reserves for long-tail lines give more weight to the Expected Loss Ratio method in the more recent immature years. As the accident years mature, weight shifts to the Bornhuetter-Ferguson methods and eventually to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the shift from the Expected Loss Ratio method to the Bornhuetter-Ferguson methods to the Loss Development method may be more protracted than for most long-tailed lines. Reserves for short-tail lines tend to make the shift across methods more quickly than the long-tail lines.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, and an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. The Company continues to closely monitor its asbestos exposure and make adjustments where they are warranted

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement was approved by the Court and a final order was issued in September 2014.

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

Management’s best estimate at December 31, 2014 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $675.5 million and $552.3 million, respectively, as of December 31, 2014. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2014 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$155,958	$423,663	$579,621
Reinsurance Operations	36,678	59,173	95,851

Total	$192,636	$482,836	$675,472

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations	$115,587	$341,317	$456,904
Reinsurance Operations	36,678	58,689	95,367

Total	$152,265	$400,006	$552,271

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

The Company continually reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified or estimated. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 9 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $154.0 million for claims occurring during the year ended December 31, 2014:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(22,330)	$(15,015)	$(7,700)	$(385)	$6,930
	-3%	(19,558)	(12,089)	(4,620)	2,849	10,318
	-2%	(18,172)	(10,626)	(3,080)	4,466	12,012
	-1%	(16,786)	(9,163)	(1,540)	6,083	13,706
	0%	(15,400)	(7,700)	—	7,700	15,400
	1%	(14,014)	(6,237)	1,540	9,317	17,094
	2%	(12,628)	(4,774)	3,080	10,934	18,788
	3%	(11,242)	(3,311)	4,620	12,551	20,482
	5%	(8,470)	(385)	7,700	15,785	23,870

The Company’s net reserves for losses and loss expenses of $552.3 million as of December 31, 2014 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 7 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2014 and 2013. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2014, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 2 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2014 and 2013, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2014, 2013, and 2012, please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the business unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed in 2014, there was no impairment of goodwill as of December 31, 2014.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed in 2014, there were no impairments of indefinite lived intangible assets as of December 31, 2014.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2014, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2014 and 2013. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

As of December 31, 2014, the Company managed its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Global Indemnity Reinsurance Company, Ltd.

The Company evaluates the performance of its Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Years Ended December 31,
	2014	2013 (6)	2012 (6)
Insurance Operations premiums written:
Gross premiums written	$229,978	$232,373	$201,790
Ceded premiums written	17,013	18,668	23,958

Net premiums written	$212,965	$213,705	$177,832

Reinsurance Operations premiums written:
Gross premiums written	$61,275	$58,350	$42,263
Ceded premiums written	1,059	71	548

Net premiums written	$60,216	$58,279	$41,715

Revenues: (1)
Insurance Operations	$211,785	$202,097	$179,721
Reinsurance Operations	57,289	52,416	58,983

Total revenues	$269,074	$254,513	$238,704

Expenses: (2)
Insurance Operations (3)	$206,569	$204,197	$198,425
Reinsurance Operations (5)	40,611	34,445	50,606

Net expenses	$247,180	$238,642	$249,031

Income (loss) from segments:
Insurance Operations	$5,216	$(2,100)	$(18,704)
Reinsurance Operations (5)	16,678	17,971	8,377

Total income (loss) from segments	$21,894	$15,871	$(10,327)

Insurance combined ratio analysis: (4)
Insurance Operations
Loss ratio	55.7	59.5	66.1
Expense ratio	42.1	44.5	44.6

Combined ratio	97.8	104.0	110.7

Reinsurance Operations
Loss ratio	34.8	30.8	58.8
Expense ratio	36.0	34.9	25.9

Combined ratio	70.8	65.7	84.7

Consolidated
Loss ratio	51.2	53.5	64.3
Expense ratio	40.8	42.5	39.9

Combined ratio	92.0	96.0	104.2

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $1,114, $1,026, and $936 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2014, 2013, and 2012, respectively.
(4)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.
(5)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced Reinsurance Operations segment income by $1.6 million.
(6)	On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company. Financial results for 2013 and 2012 include United National Casualty Insurance Company. This was an asset sale which did not have a significant impact on the Company’s ongoing business operations.

Results of Operations

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Gross premiums written	$229,978	$232,373	$(2,395)	(1.0%)

Net premiums written	$212,965	$213,705	$(740)	(0.3%)

Net premiums earned	$211,165	$196,302	$14,863	7.6%
Other income	620	5,795	(5,175)	(89.3%)

Total revenues	$211,785	$202,097	$9,688	4.8%
Losses and expenses:
Net losses and loss adjustment expenses	117,586	116,837	749	0.6%
Acquisition costs and other underwriting expenses (1)	88,983	87,360	1,623	1.9%

Income (loss) from segment	$5,216	$(2,100)	$7,316	(348.4%)

Underwriting Ratios:
Loss ratio:
Current accident year (“CAY”)	61.6	63.4	(1.8)
Prior accident year (“PAY”)	(5.9)	(3.9)	(2.0)

Calendar year	55.7	59.5	(3.8)
Expense ratio	42.1	44.5	(2.4)

Combined ratio	97.8	104.0	(6.2)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (9)	103.7	107.9
Effect of prior accident year	(5.9)	(3.9)

Combined ratio	97.8	104.0

Combined ratio excluding the effect of prior accident year and premium deficiency (3) (10)	104.4	107.3
Effect of prior accident year	(5.9)	(3.9)
Effect of premium deficiency	(0.7)	0.6

Combined ratio	97.8	104.0

Loss ratio excluding the effect of prior accident year (9) (12)	61.6	63.4
Effect of prior accident year	(5.9)	(3.9)

Loss ratio	55.7	59.5

Property loss ratio excluding the effect of prior accident year (9) (4)	51.8	50.4
Effect of prior accident year	1.6	(8.0)

Property loss ratio	53.4	42.4

Casualty loss ratio excluding the effect of prior accident year (9) (5)	76.2	81.5
Effect of prior accident year casualty loss	(17.2)	1.9

Casualty loss ratio	59.0	83.4

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Expense ratio excluding the effect of premium deficiency (6) (11)	42.8	43.9
Effect of premium deficiency	(0.7)	0.6

Expense ratio	42.1	44.5

Net losses and loss adjustment expenses excluding the effects of prior accident year (7) (9)	130,077	124,470
Effect of prior accident year	(12,491)	(7,633)

Net losses and loss adjustment expenses	117,586	116,837

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (8) (11)	90,314	86,164
Effect of premium deficiency	(1,331)	1,196

Acquisition cost and other underwriting expenses	88,983	87,360

(1)	Includes excise tax of $1,114 and $1,026 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the combined ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the expense ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(8)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses.
(9)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(10)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments and premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(11)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(12)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.

Management’s discussion and analysis of financial condition and results of operation references various non-GAAP measures related to combined ratio, loss ratio, expense ratio, net losses and loss adjustment expenses, and acquisition cost and other underwriting expenses throughout the discussion and should be read in conjunction with GAAP measures and the reconciliations of non-GAAP measures listed above.

Premiums

The Company’s Insurance Operations’ gross written, net written, and net earned premiums by product line are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$122,387	$116,510	$109,222	$110,412	$103,726	$95,070
Property Brokerage	40,822	35,100	33,297	40,313	34,469	30,294
Programs	61,225	56,379	56,114	60,347	55,524	53,094
Other	5,544	4,976	12,532	21,301	19,986	17,844

Total	$229,978	$212,965	$211,165	$232,373	$213,705	$196,302

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $230.0 million for 2014, compared with $232.4 million for 2013, an decrease of $2.4 million or 1.0%. The decrease was due to a reduction in other which was primarily due to the culling of unprofitable business within the Company’s commercial automobile lines. Excluding commercial automobile, which is included in the other category in the table above, gross written premiums increased by $13.1 million or 6.1% due to growth in small business driven by both higher retention rates and rate increases.

Net premiums written, which equals gross premiums written less ceded premiums written, was $213.0 million for 2014, compared with $213.7 million for 2013, an decrease of $0.7 million or 0.3%. As noted above, the decrease was primarily due to a reduction in gross premium written for commercial automobile partially offset by an increase in gross written premiums due to growth in small business.

The ratio of net premiums written to gross premiums written was 92.6% for 2014 and 92.0% for 2013.

Net premiums earned were $211.2 million for 2014, compared with $196.3 million for 2013, an increase of $14.9 million or 7.6%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for 2014 and 2013 were $126.6 million and $114.1 million, respectively. Casualty net premiums earned for 2014 and 2013 were $84.5 million and $82.2 million, respectively.

Other Income

Other income was $0.6 million and $5.8 million for the years ended December 31, 2014 and 2013, respectively. In 2014, other income is primary comprised of fee income. In 2013, other income is primarily comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Casualty Insurance Company of $5.2 million and fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Insurance Operations was 55.7% for 2014 compared with 59.5% for 2013. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio decreased 1.8 points to 61.6% in 2014 from 63.4% in 2013.

•	The current accident year property loss ratio increased 1.4 points from 50.4% in 2013 to 51.8% in 2014.

•

The non-catastrophe loss ratio decreased 0.8 points from 41.6% in 2013 to 40.8% in 2014. Non-catastrophe losses were $51.7 million and $47.5 million for the years ended December 31, 2014 and 2013, respectively.

•

The catastrophe loss ratio increased 2.3 points from 8.7% in 2013 to 11.0% in 2014. Catastrophe losses were $14.0 million and $10.0 million for the years ended December 31, 2014 and 2013, respectively.

•

The current accident year casualty loss ratio decreased 5.3 points from 81.5% in 2013 to 76.2% in 2014. During the last several years, rates were increased and unprofitable business was not renewed contributing to this decrease.

In 2014, the Company reduced its prior accident year loss reserves by $12.5 million, which primarily consisted of the following:

•	Property: A $2.1 million increase due to higher than expected emergence on non-catastrophe claims primarily in accident years 2007, 2012, and 2013.

•

General Liability: A $3.1 million reduction due to less than anticipated frequency in accident year 2001 and less than anticipated frequency and severity on claims from accident years 2007 through 2010 partially offset by greater than anticipated loss emergence in accident year 2013.

•

Asbestos and Environmental: A $7.1 million increase related to policies written prior to 1990 as a result of recent severity being higher than expected due to faster erosion of underlying policy limits.

•	Professional: A $19.4 million reduction primarily due to expected loss emergence being much less than anticipated for accident years 2007 through 2011.

•	Umbrella: A $2.7 million decrease primarily driven by less than anticipated frequency in accident years 2002 through 2007.

•

Commercial Auto: A $3.6 million increase primarily related to accident years 2011 through 2013. Larger vehicles were written prior to 2014 and industry loss development factors were used to project losses.

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

Net losses and loss adjustment expenses were $117.6 million for 2014, compared with $116.8 million for 2013, an increase of $0.7 million or 0.6%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $130.1 million and $124.5 million for the years ended December 31, 2014 and 2013, respectively. This increase is primarily attributable to growth in earned premium volume, as noted above, as well as an increase in catastrophe losses in 2014.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $89.0 million for 2014, compared with $87.4 million for 2013, an increase of $1.6 million or 1.9%. The increase is primarily due to increased commissions as a result of growth in net premiums earned offset by the impact of the premium deficiency charge recognized in 2013.

Expense and Combined Ratios

The expense ratio for the Company’s Insurance Operations was 42.1% for 2014, compared with 44.5% for 2013. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the growth in earned premium volume as well as the impact of the premium deficiency charge recognized in 2013 as noted above.

The combined ratio for the Company’s Insurance Operations was 97.8% for 2014, compared with 104.0% for 2013. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior accident year adjustments, the current accident year combined ratio decreased from 107.9% in 2013 to 103.7% in 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Insurance Operations of $5.2 million for 2014, compared with a loss of $2.1 million for 2013, an improvement of $7.3 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Gross premiums written	$61,275	$58,350	$2,925	5.0%

Net premiums written	$60,216	$58,279	$1,937	3.3%

Net premiums earned	$57,354	$52,420	$4,934	9.4%
Other income (loss)	(65)	(4)	(61)	NM

Total revenues	$57,289	$52,416	$4,873	9.3%
Losses and expenses:
Net losses and loss adjustment expenses	19,975	16,154	3,821	23.7%
Acquisition costs and other underwriting expenses	20,636	18,291	2,345	12.8%

Income from segment	$16,678	$17,971	$(1,293)	(7.2%)

Underwriting Ratios:
Loss ratio:
Current accident year	41.7	31.3	10.4
Prior accident year	(6.9)	(0.5)	(6.4)

Calendar year	34.8	30.8	4.0
Expense ratio	36.0	34.9	1.1

Combined ratio	70.8	65.7	5.1

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (5)	77.7	66.2
Effect of prior accident year	(6.9)	(0.5)

Combined ratio	70.8	65.7

Loss ratio excluding the effect of prior accident year (2) (5)	41.7	31.3
Effect of prior accident year	(6.9)	(0.5)

Loss ratio	34.8	30.8

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (5)	23,917	16,403
Effect of prior accident year	(3,942)	(249)

Net losses and loss adjustment expenses	19,975	16,154

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (4) (6)	20,653	18,322
Effect of premium deficiency	(17)	(31)

Acquisition cost and other underwriting expenses	20,636	18,291

NM—not meaningful

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.

(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses.
(5)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(6)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Management’s discussion and analysis of financial condition and results of operation references various non-GAAP measures related to combined ratio, loss ratio, expense ratio, net losses and loss adjustment expenses, and acquisition cost and other underwriting expenses throughout the discussion and should be read in conjunction with the reconciliation of non-GAAP measures listed above.

Premiums

Gross premiums written was $61.3 million for 2014, compared $58.4 million for 2013, an increase of $2.9 million or 5.0%. This increase is mainly due to a change in the Company’s quota share participation on several property treaties as well as several new professional liability placements.

Net premiums written was $60.2 million for 2014, compared with $58.3 million for 2013, an increase of $1.9 million or 3.3%. The increase is mainly due to a change in the Company’s quota share participation on several property treaties as well as several new professional liability placements.

Net premiums earned were $57.4 million for 2014, compared with $52.4 million for 2013, an increase of $4.9 million or 9.4%. The increase is primarily due to premiums resulting from new treaties written during 2013. Property net premiums earned for 2014 and 2013 were $55.3 million and $48.8 million, respectively. Casualty net premiums earned for 2014 and 2013 were $2.1 million and $3.6 million, respectively.

Other Income (Loss)

The Company recognized a loss of less than $0.1 million for both 2014 and 2013. Other income or loss is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 34.8% for 2014 compared with 30.8% for 2013.

The current accident year loss ratio increased 10.4 points from 31.3% for 2013 to 41.7% for 2014 primarily due to an increase in losses for property lines. The property lines current accident year loss ratio increased to 39.7% for 2014 from 28.7% for 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $3.9 million in 2014 which decreased the loss ratio by 6.9 points compared to a decrease in net losses and loss adjustment expenses for prior accident years of $0.3 million in 2013 which decreased the loss ratio by 0.5 points.

In 2014, the Company decreased its prior accident year loss reserves for its Reinsurance Operations by $3.9 million primarily due to better than anticipated loss emergence on property lines partially offset by adverse development related to commercial auto and higher than anticipated severity on the Company’s marine product.

In 2013, the Company decreased its prior accident year loss reserves by $0.3 million primarily due to better than anticipated loss emergence on property lines partially offset by adverse development on director and officer, general liability, automobile, and marine.

Net losses and loss adjustment expenses were $20.0 million for 2014, compared with $16.2 million for 2013, an increase of $3.8 million or 23.7%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $16.4 million for 2013 to $23.9 million for 2014. This increase is primarily attributable to an increase in net premiums earned and an increase in property line losses as noted above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.6 million for 2014, compared with $18.3 million for 2013, an increase of $2.3 million or 12.8%. The increase is primarily due to higher commission expense as a result of growth in premiums earned in 2014 as well as increased profit commission charges due to a reduction of prior accident year loss reserves for property. These increases were offset by a reduction in current accident year contingent commissions as a result of higher losses on one of the property catastrophe contracts.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 36.0% for 2014, compared with 34.9% for 2013. The increase is mainly related to an increase in profit commission charges as a result of reduction of prior accident year loss reserves for property offset by a reduction in current accident year contingent commissions due to higher losses on one of the property catastrophe contracts.

The combined ratio for the Company’s Reinsurance Operations was 70.8% for 2014, compared 65.7% for 2013. Excluding the impact of prior accident year adjustments, the combined current accident year ratio increased from to 66.2% in 2013 to 77.7% in 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $16.7 million in 2014, compared to $18.0 million in 2013, a decrease of $1.3 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Year Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Net investment income	$28,821	$37,209	$(8,388)	(22.5%)
Net realized investment gains	35,860	27,412	8,448	30.8%
Corporate and other operating expenses	(14,559)	(11,614)	2,945	25.4%
Interest expense	(822)	(6,169)	(5,347)	(86.7%)
Income tax (expense) benefit	(8,338)	(1,019)	7,319	718.3%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $28.8 million for 2014, compared with $37.2 million for 2013, a decrease of $8.4 million or 22.5%.

•

Gross investment income, which excludes realized gains and losses, was $32.4 million for 2014, compared with $41.4 million for 2013, a decrease of $9.0 million or 21.7%. The decrease was primarily due to the redemption of the Company’s corporate loans portfolio during the first quarter of 2014 and lower reinvestment yields.

•

Investment expenses were $3.6 million for 2014, compared with $4.2 million for 2013, a decrease of $0.6 million or 13.9%. The decrease is primarily due to the sale of the corporate loan portfolio and a reduction in trust fees which is partially offset by an increase in internal management fees.

As of December 31, 2014, the Company held agency mortgage-backed securities with a book value of $156.3 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.0 years as of December 31, 2014, compared with 1.9 years as of December 31, 2013. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities was 1.9 years as of December 31, 2014 and December 31, 2013. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2014, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% compared with 2.6% at December 31, 2013. As of December 31, 2014, the Company’s investment portfolio held $69.5 million in tax-free municipal bonds with an embedded book yield of 3.3% compared with an embedded book yield of 3.0% on $98.7 million in tax-free municipal bonds as of December 31, 2013.

Net Realized Investment Gains

Net realized investment gains were $35.9 million for 2014, compared with $27.4 million for 2013. The net realized investment gains for 2014 consist primarily of net gains of $2.2 million related to the Company’s fixed maturities and $55.0 million related to its equity securities, offset by losses of $20.8 million related to its interest rate swaps and other than temporary impairment losses of $0.5 million. The net realized investment gains for 2013 consist primarily of net gains of $1.4 million related to the Company’s fixed maturities, $25.8 million related to its equity securities, and $1.4 million related to its interest rate swaps, offset by other than temporary impairment losses of $1.2 million.

See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2014 and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $14.6 million for 2014, compared with $11.6 million for 2013, an increase of $2.9 million or 25.4%. The increase is primarily due to incurring cost of approximately $3.4 million in connection with the acquisition of American Reliable offset by a reduction in salary expense of $0.7 million

Interest Expense

Interest expense was $0.8 million and $6.2 million for 2014 and 2013, respectively. This reduction was primarily due to the repayment of the Company’s senior notes payable and junior subordinated debentures in 2013. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Expense (Benefit)

Income tax expense was $8.3 million and $1.0 million for 2014 and 2013, respectively. See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense between periods.

Net Income (Loss)

The factors described above resulted in net income of $62.9 million in 2014, compared with net income of $61.7 million in 2013, an increase of $1.2 million.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Insurance Operations

The components of income from the Company’s Insurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Gross premiums written	$232,373	$201,790	$30,583	15.2%

Net premiums written	$213,705	$177,832	$35,873	20.2%

Net premiums earned	$196,302	$179,153	$17,149	9.6%
Other income	5,795	568	5,227	920.2%

Total revenues	$202,097	$179,721	$22,376	12.5%
Losses and expenses:
Net losses and loss adjustment expenses	116,837	118,515	(1,678)	(1.4%)
Acquisition costs and other underwriting expenses (1)	87,360	79,910	7,450	9.3%

Loss from segment	$(2,100)	$(18,704)	$16,604	88.8%

Underwriting Ratios:
Loss ratio:
Current accident year (“CAY”)	63.4	68.5	(5.1)
Prior accident year (“PAY”)	(3.9)	(2.4)	(1.5)

Calendar year	59.5	66.1	(6.6)
Expense ratio	44.5	44.6	(0.1)

Combined ratio	104.0	110.7	(6.7)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (9)	107.9	113.1
Effect of prior accident year	(3.9)	(2.4)

Combined ratio	104.0	110.7

Combined ratio excluding the effect of prior accident year and premium deficiency (3) (10)	107.3	115.3
Effect of prior accident year	(3.9)	(2.4)
Effect of premium deficiency	0.6	(2.2)

Combined ratio	104.0	110.7

Loss ratio excluding the effect of prior accident year (9) (12)	63.4	68.5
Effect of prior accident year	(3.9)	(2.4)

Loss ratio	59.5	66.1

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Loss ratio excluding the effect of prior accident year and premium deficiency (4) (10)	63.4	70.4
Effect of prior accident year	(3.9)	(2.4)
Effect of premium deficiency	—	(1.9)

Loss ratio	59.5	66.1

Property loss ratio excluding the effect of prior accident year (9) (13)	50.4	65.0
Effect of prior accident year	(8.0)	1.0

Property loss ratio	42.4	66.0

Casualty loss ratio excluding the effect of prior accident year (9) (14)	81.5	72.5
Effect of prior accident year casualty loss	1.9	(6.2)

Casualty loss ratio	83.4	66.3

Casualty loss ratio excluding the effect of prior accident year and premium deficiency (10) (15)	81.5	76.5
Effect of prior accident year casualty loss	1.9	(6.2)
Effect of premium deficiency	—	(4.0)

Casualty loss ratio	83.4	66.3

Expense ratio excluding the effect of premium deficiency (6) (11)	43.9	44.9
Effect of premium deficiency	0.6	(0.3)

Expense ratio	44.5	44.6

Net losses and loss adjustment expenses excluding the effects of prior accident year and premium deficiency (7) (10)	124,470	126,126
Effect of prior accident year	(7,633)	(4,212)
Effect of premium deficiency	—	(3,399)

Net losses and loss adjustment expenses	116,837	118,515

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (8) (11)	86,164	80,416
Effect of premium deficiency	1,196	(506)

Acquisition cost and other underwriting expenses	87,360	79,910

(1)	Includes excise tax of $1,026 and $936 related to cessions from the Company’s Insurance Operations to its Reinsurance Operations for 2013 and 2012, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the combined ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the expense ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.

(8)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses.
(9)	The Company believes that this non-GAAP ratio is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(10)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by prior accident year adjustments and premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(11)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. insurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(12)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(13)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(14)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(15)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the casualty loss ratio.

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

Gross premiums written was $232.4 million for 2013, compared with $201.8 million for 2012, an increase of $30.6 million or 15.2%. The increase was primarily driven by growth in the Company’s small business binding authority of $19.7 million, as well as growth in the property brokerage, programs and other lines. Growth was driven by new business, pricing increases, and increased agent relationships as well as a new product offering in property brokerage.

Net premiums written was $213.7 million for 2013, compared with $177.8 million for 2012, an increase of $35.9 million or 20.2%. The increase was primarily due to the increase in gross premiums written and a reduction of ceded premiums written as a result of an increase in retention in property excess of loss and property catastrophe. The ratio of net premiums written to gross premiums written was 92.0% for 2013 and 88.1% for 2012.

Net premiums earned were $196.3 million for 2013, compared with $179.2 million for 2012, an increase of $17.1 million or 9.6%. Property net premiums earned for 2013 and 2012 were $114.1 million and $94.8 million, respectively. Casualty net premiums earned for 2013 and 2012 were $82.2 million and $84.3 million, respectively.

Other Income

Other income was $5.8 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. In 2013, other income is primarily comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Casualty Insurance Company, of $5.2 million and fee income. In 2012, other income is primary comprised of fee income.

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

The current accident year loss ratio decreased 5.1 points to 63.4% in 2013 from 68.5% in 2012. Net losses for 2012 were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of the 2011 premium deficiency charges, the current accident year loss ratio was 70.4% for 2012.

•	The current accident year property loss ratio decreased 14.6 points from 65.0% in 2012 to 50.4% in 2013.

•

The non-catastrophe loss ratio decreased 8.4 points from 50.0% in 2012 to 41.6% in 2013. Non-catastrophe losses were $47.5 million and $47.4 million for the years ended December 31, 2013 and 2012, respectively.

•

The catastrophe loss ratio decreased 6.3 points from 15.0% in 2012 to 8.7% in 2013. Catastrophe losses were $10.0 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively.

•

The current accident year casualty loss ratio increased 9.0 points from 72.5% in 2012 to 81.5% in 2013. Net losses for 2012 were lower than they otherwise would have been as a result of premium deficiency charges recorded in 2011. Excluding the impact of 2011 premium deficiency charges, the casualty loss ratio for 2012 was 76.5%.

The prior accident year loss ratio decreased by 1.5 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $7.6 million in 2013 compared to a decrease of net losses and loss adjustment expenses for prior accident years of $4.2 million in 2012. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

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

•	Property: A $1.2 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Commercial Auto: A $1.2 million increase primarily driven by continued loss emergence on casualty brokerage exposures.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Gross premiums written (2)	$58,350	$42,263	$16,087	38.1%

Net premiums written (2)	$58,279	$41,715	$16,564	39.7%

Net premiums earned (2)	$52,420	$59,709	$(7,289)	(12.2%)
Other income (loss)	(4)	(726)	722	99.4%

Total revenues	$52,416	$58,983	$(6,567)	(11.1%)
Losses and expenses:
Net losses and loss adjustment expenses	16,154	35,113	(18,959)	(54.0%)
Acquisition costs and other underwriting expenses (1)	18,291	15,493	2,798	18.1%

Income from segment (1)	$17,971	$8,377	$9,594	114.5%

Underwriting Ratios:
Loss ratio:
Current accident year	31.3	49.3	(18.0)
Prior accident year (2)	(0.5)	9.5	(10.0)

Calendar year	30.8	58.8	(28.0)
Expense ratio	34.9	25.9	9.0

Combined ratio	65.7	84.7	(19.0)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (3) (9)	66.2	75.2
Effect of prior accident year	(0.5)	9.5

Combined ratio	65.7	84.7

Combined ratio excluding the effect of prior accident year and premium deficiency (4) (10)	66.2	76.5
Effect of prior accident year	(0.5)	9.5
Effect of premium deficiency	—	(1.3)

Combined ratio	65.7	84.7

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Loss ratio excluding the effect of prior accident year (5) (9)	31.3	49.3
Effect of prior accident year	(0.5)	9.5

Loss ratio	30.8	58.8

Expense ratio excluding the effect of premium deficiency (6) (11)	34.9	31.0
Effect of premium deficiency	—	(5.1)

Expense ratio	34.9	25.9

Net losses and loss adjustment expenses excluding the effects of prior accident year (7) (9)	16,403	26,456
Effect of prior accident year	(249)	8,657

Net losses and loss adjustment expenses	16,154	35,113

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (8) (11)	18,322	18,498
Effect of premium deficiency	(31)	(3,005)

Acquisition cost and other underwriting expenses	18,291	15,493

(1)	Results for the year to date 2012 include the impact of an out-of-period adjustment which reduced Reinsurance Operations segment income by $1.6 million.
(2)	Net premiums written and earned for the year to date 2012 includes $6.0 million related to reinsurance treaties written in 2009 and 2010 which were contractually due as a result of losses incurred on these treaties. The impact of these premiums is included in the “Prior accident year” ratios.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the combined ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the expense ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(8)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses.
(9)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(10)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments and premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(11)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Management’s discussion and analysis of financial condition and results of operation references various non-GAAP measures related to combined ratio, loss ratio, expense ratio, net losses and loss adjustment expenses, and acquisition cost and other underwriting expenses throughout the discussion and should be read in conjunction with the reconciliation of non-GAAP measures listed above.

Premiums

Gross premiums written, which represents the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, was $58.4 million for 2013, compared with $42.3 million for 2012, an increase of $16.1 million or 38.1%. The increase was primarily due to several new treaties written during 2013. Global Indemnity Reinsurance treaties written during 2012 and 2013 are predominantly related to property exposure comprised of property catastrophe business.

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

The current accident year loss ratio decreased 18.0 points from 49.3% for 2012 to 31.3% for 2013. This decrease is primarily due to no major property catastrophes affecting losses in 2013 as well as having more casualty business in 2012 as compared to 2013.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $0.3 million in 2013 which decreased the loss ratio by 0.5 points, compared to an increase in net losses and loss adjustment expenses for prior accident years of $8.7 million in 2012 which increased the loss ratio by 9.5 points.

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

•

Commercial Auto: A $1.3 million increase in auto liability lines primarily related to accident year 2009 resulting from further unexpected development on non-standard auto treaties which were not renewed.

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

Unallocated Corporate Items

The following items are not allocated to the Company’s Insurance Operations or Reinsurance Operations segments:

	Year Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2013	2012	$	%
Net investment income	$37,209	$47,557	$(10,348)	(21.8%)
Net realized investment gains	27,412	6,755	20,657	305.8%
Corporate and other operating expenses	(11,614)	(9,691)	1,923	19.8%
Interest expense	(6,169)	(5,393)	776	14.4%
Income tax (expense) benefit	(1,019)	5,856	6,875	117.4%

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

In December, 2013, each of the U.S. insurance companies declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by the respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate dividend of $200 million to Global Indemnity Group, Inc. See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividend limitations for 2015.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2014 statutory financial statements that will be filed in 2015, the Company believes Global Indemnity Reinsurance could pay a dividend of up to $287.1 million without requesting BMA approval Global Indemnity Reinsurance did not declare or pay any dividends during 2014. For 2015, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.

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

The Company’s reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash used for operating activities in 2014, 2013, and 2012 was $12.0 million, $4.9 million and $35.0 million, respectively.

In 2014, the decrease in operating cash flows of approximately $7.1 million from the prior year was primarily a net result of the following items:

	2014	2013	Change
Net premiums collected	$255,053	$250,987	$4,066
Net losses paid	(169,386)	(188,690)	19,304
Underwriting and corporate expenses	(121,302)	(111,358)	(9,944)
Net investment income	38,298	44,367	(6,069)
Net federal income taxes recovered (paid)	(13,861)	7,451	(21,312)
Interest paid	(804)	(7,678)	6,874

Net cash used for operating activities	$(12,002)	$(4,921)	$(7,081)

In 2013, the increase in operating cash flows of approximately $30.1 million from the prior year was primarily a net result of the following items:

	2013	2012	Change
Net premiums collected	$250,987	$214,158	$36,829
Net losses paid	(188,690)	(199,732)	11,042
Underwriting and corporate expenses	(111,358)	(99,767)	(11,591)
Net investment income	44,367	55,768	(11,401)
Net federal income taxes recovered (paid)	7,451	(228)	7,679
Interest paid	(7,678)	(5,895)	(1,783)
Other	—	683	(683)

Net cash used for operating activities	$(4,921)	$(35,013)	$30,092

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning the Company’s investing and financing activities.

Liquidity

Currently, the Company believes each company in its Insurance Operations and Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and liquid investments. The holding companies also maintain sufficient liquidity to meet their obligations. The Company monitors its investment portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 1.95 years which allows the Company to defensively position itself during the current low interest rate environment.

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

On December 26, 2014, the Company borrowed $102.0 million pursuant to its margin borrowing facilities. These funds were used to finance the acquisition of American Reliable on January 1, 2015. The borrowing rate is tied to LIBOR and is currently approximately 1%. Approximately $130.5 million in collateral was deposited to support the borrowing. The borrowing is subject to a maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the terms of the margin borrowing facilities.

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies and Global Indemnity Reinsurance currently participates in a stop loss agreement that provides protection to the U.S. insurance companies in a loss corridor from 70% to 90% subject to certain restrictions.

The Company’s U.S. insurance companies participate in quota share reinsurance agreements with Global Indemnity Reinsurance whereby 50% of the net retained business of the U.S. insurance companies is ceded to

Global Indemnity Reinsurance. These agreements exclude named storms. Global Indemnity Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premiums that are ceded to Global Indemnity Reinsurance by the U.S. insurance companies must be collateralized. To satisfy this requirement, Global Indemnity Reinsurance has set up custodial trust accounts on behalf of the U.S. insurance companies.

In 2015, American Reliable will also participate in a quota share reinsurance agreement with Global Indemnity Reinsurance whereby 50% of the net retained business of American Reliable is ceded to Global Indemnity Reinsurance.

Global Indemnity Reinsurance also has established trust accounts to collateralize exposure it has to third party ceding companies. The Company invests the funds in securities that have durations that closely match the expected duration of the liabilities assumed. The Company believes that Global Indemnity Reinsurance will have sufficient liquidity to pay claims prospectively.

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

Capital Resources

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. In May, 2012, United America Indemnity, Ltd. repaid $5.0 million of principal under this loan. At December 31, 2014, there was $1.0 million outstanding on this loan with accrued interest of $1.8 million. United America Indemnity, Ltd. is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Global Indemnity Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. which bore interest at 5.25%. The proceeds of the line were used to fund purchases of the Company’s A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. In June 2008, Global Indemnity Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principal and accrued interest to date. In May, 2014, United America Indemnity, Ltd. repaid $20 million of the outstanding balance due under this note. As of December 31, 2014, there was $33.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds two promissory notes in the amounts of $175.0 million and $110.0 million and a loan in the amount of $125.0 million from Global Indemnity Group, Inc. The $175.0 million and $110.0 million notes bear interest at a rate of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $125.0 million loan bears interest at 5.78% and matures in 2024. Interest on these agreements is paid annually. Other than its investment portfolio, Global Indemnity Group, Inc. has no income producing operations. The ability of Global Indemnity Group, Inc. to generate cash to repay the notes and loan is dependent on dividends that it receives from its subsidiaries or using other assets it holds.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of the $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. As of December 31, 2014, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $108.0 million under this arrangement, with accrued interest of $3.5 million, and Global Indemnity (Cayman) Ltd. had $102.5 million outstanding on the line of credit, with accrued interest of $3.4 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Global Indemnity Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%. The proceeds of the loan were used to fund trust accounts in the normal course of business. Effective October 31, 2013, American Insurance Service, Inc. (“AIS”) assigned all of its rights, obligations, duties, and liabilities under the note to Global Indemnity Group, Inc. As of December 31, 2014, there was $5.0 million outstanding on the note payable, with accrued interest of $0.2 million payable to AIS and $0.6 million payable to Global Indemnity Group, Inc.

The Company has available two margin borrowing facilities. The borrowing rate is tied to LIBOR and is currently approximately 1%. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2014, approximately $222.8 million in collateral was deposited to support the borrowings. The amount borrowed against the margin accounts may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facilities contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

On May 12, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity (Cayman) Limited which bears interest at 0.28% and matures in 2017. In December, 2014, Global Indemnity (Cayman) Limited repaid $125.0 million of the outstanding principal. As of December 31, 2014, Global Indemnity (Cayman) Limited owed $75.0 million under this loan agreement with accrued interest of $0.4 million.

In December, 2014, Global Indemnity Group, Inc. declared and paid a dividend of $125 million to U.A.I. (Luxembourg) Investment S.à.r.l. and U.A.I. (Luxembourg) Investment S.à.r.l. declared and paid a dividend of $125 million to U.A.I. (Luxembourg) IV S.à.r.l. In accordance with the Luxembourg Treaty, the $125 million dividend from Global Indemnity Group, Inc. to U.A.I. (Luxembourg) Investment S.à.r.l. was subject to a 5% U.S. withholding tax amounting to $6.3 million.

The Company entered into two $100 million derivative instruments. Due to declines in interest rates, the Company has paid $20.6 million and $5.4 million in connection with these derivative instruments for the years ended December 31, 2014 and 2013, respectively.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited partnerships, and unpaid losses and loss expense obligations. As of December 31, 2014, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period (1)
(Dollars in thousands)	Total	2015	2016 and 2017	2018 and 2019	Thereafter
Operating leases (2)	$11,360	$2,374	$4,513	$4,359	$114
Commitments to fund limited partnerships	22,500	22,500	—	—	—
Unpaid losses and loss adjustment expenses obligations (3)	675,472	231,534	227,003	106,426	110,509

Total	$709,332	$256,408	$231,516	$110,785	$110,623

(1)	The above table does not reflect contractual obligations assumed in connection with the American Reliable Acquisition.
(2)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(3)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of the Company’s business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than the Company’s underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for the Company’s insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of the Company’s insurance subsidiaries; (7) uncertainties arising from the cyclical nature of the Company’s business; (8) changes in the Company’s relationships with, and the capacity of, its general agents, brokers, insurance companies and reinsurance companies from which the Company derives its business; (9) the risk that the Company’s reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) new tax legislation or interpretations that could lead to an increase in the Company’s tax burden; (12) uncertainties relating to governmental and regulatory policies, both domestically and internationally; (13) foreign currency fluctuations; (14) the impact of catastrophic events; (15) the Company’s subsidiaries’ ability to pay dividends; (16) deterioration of debt and equity markets; (17) interest rate changes; (18) uncertainties relating to ongoing or future litigation matters; and (19) uncertainties and risks related to the acquisition of American Reliable.

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

As of December 31, 2014, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,309,363	$25,888	2.0%
(100)	1,304,128	20,653	1.6%
No change	1,283,475	—	0.0%
100	1,258,328	(25,147)	(2.0%)
200	1,233,677	(49,798)	(3.9%)

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

As of December 31, 2014, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statement of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value and Impact to Consolidated Statement of Income
Basis Point Change	Market Value
(200)	$(51,231)	$(37,556)
(100)	(31,572)	(17,897)
No change	(13,675)	—
100	2,622	16,297
200	17,467	31,142

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2014, the Company had approximately $38.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2014, approximately $38.1 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.6 million were rated below investment grade. As of December 31, 2013, the Company had approximately $30.2 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2013, approximately $29.5 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.7 million were rated below investment grade. There were no impairments recognized on these investments during the years ended December 31, 2014 or 2013.

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

Equity Price Risk

In 2014, the strategy for the Company’s equity portfolio followed a large cap value approach. This investment style placed primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark which is the S&P 500 Value excluding financials. To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2014, the Company’s common stock portfolio had a return of 7.8%, not including investment advisor fees, compared to the benchmark return of 11.2%.

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

The Company attempts to mitigate its unsystemic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 4.6% of the market value of the equity portfolio. The Company continues to have systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2014, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$97,638	(1.7%)
(10%)	109,843	(0.9%)
No change	122,048	—
10%	134,253	0.9%
20%	146,458	1.7%

(1)	Net of 35% tax

Foreign Currency Exchange Risk

The Company has foreign currency exchange risk associated with a portion of the business written at Global Indemnity Reinsurance, as well as a small portion of expenses related to corporate overhead in its Ireland and Luxembourg offices. The Company also maintains investments in foreign denominated securities and cash accounts in foreign currencies in order to pay expenses in foreign countries. At period-end, the Company re-measures those non-U.S. currency financial assets to their current U.S. dollar equivalent. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Global Indemnity plc

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Indemnity plc and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to inadequate design of controls over management’s estimation process for unpaid losses and loss adjustment expenses existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 16, 2015

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,272,948 and $1,187,685)	$1,283,475	$1,204,364
Equity securities:
Available for sale, at fair value (cost: $99,297 and $191,425)	122,048	254,070
Other invested assets:
Available for sale, at fair value (cost: $33,174 and $3,065)	33,663	3,489

Total investments	1,439,186	1,461,923
Cash and cash equivalents	58,823	105,492
Restricted cash (Note 2)	113,696	—
Premiums receivable, net	56,586	49,888
Reinsurance receivables, net	125,718	197,887
Funds held by ceding insurers	25,176	18,662
Federal income taxes receivable	3,139	—
Deferred federal income taxes	20,250	4,206
Deferred acquisition costs	25,238	22,177
Intangible assets	17,636	17,990
Goodwill	4,820	4,820
Prepaid reinsurance premiums	4,725	5,199
Receivable for securities sold	60	723
Other assets	34,980	22,812

Total assets	$1,930,033	$1,911,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$675,472	$779,466
Unearned premiums	120,815	116,629
Federal income taxes payable	—	1,595
Ceded balances payable	2,800	5,177
Contingent commissions	12,985	12,677
Margin borrowing facilities	174,673	100,000
Other liabilities	34,998	22,955

Total liabilities	1,021,743	1,038,499

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,331,577 and 16,200,406, respectively; A ordinary shares outstanding: 13,266,762 and 13,141,035, respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	519,590	516,653
Accumulated other comprehensive income, net of taxes	23,384	54,028
Retained earnings	466,717	403,861
A ordinary shares in treasury, at cost: 3,064,815 and 3,059,371 shares, respectively	(101,404)	(101,265)

Total shareholders’ equity	908,290	873,280

Total liabilities and shareholders’ equity	$1,930,033	$1,911,779

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Gross premiums written	$291,253	$290,723	$244,053

Net premiums written	$273,181	$271,984	$219,547

Net premiums earned	$268,519	$248,722	$238,862
Net investment income	28,821	37,209	47,557
Net realized investment gains:
Other than temporary impairment losses on investments	(501)	(1,239)	(5,914)
Other than temporary impairment losses on investments recognized in other comprehensive income	—	—	541
Other net realized investment gains	36,361	28,651	12,128

Total net realized investment gains	35,860	27,412	6,755
Other income (loss)	555	5,791	(158)

Total revenues	333,755	319,134	293,016
Losses and Expenses:
Net losses and loss adjustment expenses	137,561	132,991	153,628
Acquisition costs and other underwriting expenses	109,619	105,651	95,403
Corporate and other operating expenses	14,559	11,614	9,691
Interest expense	822	6,169	5,393

Income before income taxes	71,194	62,709	28,901
Income tax expense (benefit)	8,338	1,019	(5,856)

Net income	$62,856	$61,690	$34,757

Per share data:
Net income
Basic	$2.50	$2.46	$1.30

Diluted	$2.48	$2.45	$1.30

Weighted-average number of shares outstanding
Basic	25,131,811	25,072,712	26,722,772

Diluted	25,331,420	25,174,015	26,748,833

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$62,856	$61,690	$34,757

Other comprehensive income (loss), net of tax:
Unrealized holding gains	6,878	17,466	8,295
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(4)	—	(538)
Reclassification adjustment for (gains) losses included in net income	(37,177)	(16,951)	5,448
Unrealized foreign currency translation gains (losses)	(341)	163	(29)

Other comprehensive income (loss), net of tax	(30,644)	678	13,176

Comprehensive income, net of tax	$32,212	$62,368	$47,933

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2014	2013	2012
Number of A ordinary shares issued:
Number at beginning of period	16,200,406	16,087,939	21,429,683
Ordinary shares issued under share incentive plans	94,563	74,400	29,675
Ordinary shares issued to directors	36,608	38,067	—
Ordinary shares retired	—	—	(5,371,419)

Number at end of period	16,331,577	16,200,406	16,087,939

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$516,653	$512,304	$621,917
Share compensation plans	2,900	4,349	2,582
Tax benefit on share-based compensation expense	37	—	—
A ordinary shares retired	—	—	(112,195)

Balance at end of period	$519,590	$516,653	$512,304

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$54,028	$53,350	$40,174
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(30,299)	514	13,219
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(4)	1	(14)
Unrealized foreign currency translation gains (losses)	(341)	163	(29)

Other comprehensive income (loss)	(30,644)	678	13,176

Balance at end of period	$23,384	$54,028	$53,350

Retained earnings:
Balance at beginning of period	$403,861	$342,171	$307,414
Net income	62,856	61,690	34,757

Balance at end of period	$466,717	$403,861	$342,171

Number of treasury shares:
Number at beginning of period	3,059,371	3,057,001	4,619,005
A ordinary shares purchased	5,444	2,370	3,809,415
A ordinary shares retired	—	—	(5,371,419)

Number at end of period	3,064,815	3,059,371	3,057,001

Treasury shares, at cost:
Balance at beginning of period	$(101,265)	$(101,210)	$(130,444)
A ordinary shares purchased, at cost	(139)	(55)	(82,961)
A ordinary shares retired	—	—	112,195

Balance at end of period	$(101,404)	$(101,265)	$(101,210)

Total shareholders’ equity	$908,290	$873,280	$806,618

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$62,856	$61,690	$34,757
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	—	77	59
Amortization and depreciation	3,466	3,807	2,282
Restricted stock and stock option expense	2,900	4,349	2,625
Deferred federal income taxes	(828)	(3)	(1,463)
Amortization of bond premium and discount, net	9,103	6,696	6,981
Net realized investment gains	(35,860)	(27,412)	(6,755)
Gain on the disposition of subsidiary	—	(5,166)	—
Changes in:
Premiums receivable, net	(6,698)	(12,136)	8,594
Reinsurance receivables, net	72,169	43,940	46,159
Funds held by ceding insurers	(6,514)	(11,252)	(5,912)
Unpaid losses and loss adjustment expenses	(103,994)	(99,639)	(92,263)
Unearned premiums	4,186	22,515	(19,927)
Ceded balances payable	(2,377)	976	(4,686)
Other assets and liabilities, net	(3,398)	(1,436)	(7,190)
Contingent commissions	308	2,766	2,438
Federal income tax receivable/payable	(4,734)	8,473	(4,621)
Deferred acquisition costs, net	(3,061)	(3,912)	3,299
Prepaid reinsurance premiums	474	746	610

Net cash used for operating activities	(12,002)	(4,921)	(35,013)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	415,739	292,200	454,655
Proceeds from sale of equity securities	191,765	101,379	50,176
Proceeds from maturity of fixed maturities	108,556	143,034	73,370
Proceeds from sale of other invested assets	12	—	1,114
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $679	—	25,885	—
Cash deposited in escrow for purchase of American Reliable	(113,696)	—	—
Amount paid in connection with derivatives	(20,550)	(5,421)	—
Purchases of fixed maturities	(615,867)	(465,318)	(457,150)
Purchases of equity securities	(45,077)	(100,806)	(57,509)
Purchases of other invested assets	(30,120)	(16)	(13)

Net cash provided by (used for) investing activities	(109,238)	(9,063)	64,643

Cash flows from financing activities:
Borrowings under margin borrowing facilities	74,673	100,000	—
Purchases of A ordinary shares	(139)	(55)	(82,959)
Tax benefit on share-based compensation expense	37	—	—
Retirement of junior subordinated debentures	—	(30,929)	—
Principal payments of term debt	—	(54,000)	(18,071)

Net cash provided by (used for) financing activities	74,571	15,016	(101,030)

Net change in cash and cash equivalents	(46,669)	1,032	(71,400)
Cash and cash equivalents at beginning of period	105,492	104,460	175,860

Cash and cash equivalents at end of period	$58,823	$105,492	$104,460

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

As of December 31, 2014, the Company managed its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Global Indemnity Reinsurance.

The Company offers property and casualty insurance products in the excess and surplus lines marketplace through its Insurance Operations and provides third party treaty reinsurance for specialty property and casualty insurance and reinsurance companies through its Reinsurance Operations. As of December 31, 2014, the Company managed its Insurance Operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance. Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

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

The Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012 that were included in the Form 10-K for the annual periods ended December 31, 2013 and 2012 classified $3.0 million and $0.4 million, respectively, as “Other assets and liabilities, net” within the “Cash flows from operating activities”

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

section. These amounts were properly reclassified to the line item “Amortization and depreciation” in the Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012 as included in this Form 10-K for the annual period ended December 31, 2014 (“the December 31, 2014 10K”). These reclassifications do not impact “Net cash flows used for operating activities” nor does it impact any other financial metric or disclosure within the December 31, 2014 10K. The Company does not believe that these adjustments are material to the current or to any prior years’ consolidated financial statements.

Certain other prior period amounts have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Restricted Cash

At December 31, 2014, the Company had $113.7 million of cash in escrow to fund the acquisition of American Reliable on January 1, 2015.

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

The Company’s investments in other invested assets were valued at $33.7 million and $3.5 million as of December 31, 2014 and 2013, respectively. Both of these amounts relate to investments in limited partnerships. The Company does not have access to daily valuations, therefore; the estimated fair value of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2014, 2013, and 2012, please see Note 3 below.

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

At December 31, 2014, the Company had approximately $39.1 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.5 million and $1.8 million as of December 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed in 2014, there was no impairment of goodwill as of December 31, 2014.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed in 2014, there were no impairments of indefinite lived intangible assets as of December 31, 2014.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2014, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due. Any changes in the allowance resulting from this review are included in income during the period in which the determination is made. The allowance for uncollectible reinsurance was $9.4 million and $9.0 million as of December 31, 2014 and 2013, respectively.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred income tax assets, and accordingly, the Company has not established any valuation allowances.

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

The amortization of deferred acquisition costs for the years ended December 31, 2014, 2013, and 2012 was $57.1 million, $53.8 million, and $48.9 million, respectively.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2014, 2013, and 2012, the total premium deficiency charges were $0.4 million, $1.7 million, and $0.5 million, respectively, comprised solely of reductions to unamortized deferred acquisition costs within the commercial automobile lines in Insurance Operations. The 2013 premium deficiency charge of $1.7 million was recorded as of September 30, 2013. Based on the Company’s analysis, the Company expensed acquisition cost as incurred for the remainder of 2013 and 2014 for the commercial automobile lines in Insurance Operations. The 2012 premium deficiency charge was recorded as of December 31, 2012. As the charges were a reduction of unamortized deferred acquisition costs in each respective period, no premium deficiency reserve exists as of December 31, 2014 or 2013.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash flow variability from interest rate risk. The derivative instruments are carried on the balance sheet at fair value and included in other assets or other liabilities. Changes in the fair value of the derivative instruments and the periodic net interest settlements under the derivatives instruments are recognized as net realized investment gains on the consolidated statement of operations.

Margin Borrowing Facilities

The carrying amounts reported in the balance sheet represent the outstanding borrowings. The outstanding borrowings are due on demand; therefore, the cash receipts and cash payments related to the margin borrowing facilities are shown net in the consolidated statement of cash flows.

Notes and Debentures Payable

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

The process of establishing the liability for unpaid losses and loss adjustment expenses of a property and casualty insurance company is complex, requiring the use of informed actuarially based estimates and management’s judgment. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of that loss to the Company. To establish this liability, the Company regularly reviews and updates the methods of making such estimates and establishing the resulting liabilities. Any resulting adjustments are recorded in income during the period in which the determination is made.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premiums

Premiums are recognized as revenue ratably over the term of the respective policies and treaties. Unearned premiums are computed on a pro rata basis to the day of expiration.

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions, which is stated separately on the face of the consolidated balance sheet as contingent commissions, was $13.0 million and $12.7 million as of December 31, 2014 and 2013, respectively.

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 14 for details.

Earnings per Share

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards. See Note 16 for details.

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were $0.5 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. Net transaction losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were $0.7 million for the year ended December 31, 2012.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other income (loss)

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pretax gain of $5.2 million which is reflected in other income (loss). Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction did not have a significant impact on the ongoing business operations of the Company.

3.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2014 and 2013:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2014
Fixed maturities:
U.S. treasury and agency obligations	$78,569	$2,281	$(83)	$80,767	$—
Obligations of states and political subdivisions	188,452	3,718	(697)	191,473	—
Mortgage-backed securities	205,814	3,709	(764)	208,759	(4)
Asset-backed securities	177,853	713	(303)	178,263	(13)
Commercial mortgage-backed securities	133,984	21	(847)	133,158	—
Corporate bonds	380,704	3,421	(709)	383,416	—
Foreign corporate bonds	107,572	625	(558)	107,639	—

Total fixed maturities	1,272,948	14,488	(3,961)	1,283,475	(17)
Common stock	99,297	25,689	(2,938)	122,048	—
Other invested assets	33,174	489	—	33,663	—

Total	$1,405,419	$40,666	$(6,899)	$1,439,186	$(17)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2013
Fixed maturities:
U.S. treasury and agency obligations	$78,510	$3,330	$(166)	$81,674	$—
Obligations of states and political subdivisions	178,705	4,472	(2,241)	180,936	—
Mortgage-backed securities	228,550	4,219	(2,859)	229,910	(5)
Asset-backed securities	167,454	1,210	(228)	168,436	(19)
Commercial mortgage-backed securities	54,822	9	(856)	53,975	—
Corporate bonds and loans	426,872	9,112	(592)	435,392	—
Foreign corporate bonds	52,772	1,269	—	54,041	—

Total fixed maturities	1,187,685	23,621	(6,942)	1,204,364	(24)
Common stock	191,425	63,281	(636)	254,070	—
Other invested assets	3,065	424	—	3,489	—

Total	$1,382,175	$87,326	$(7,578)	$1,461,923	$(24)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at December 31, 2014 or 2013, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$133,140	$134,722
Due in one year through five years	546,653	552,135
Due in five years through ten years	41,831	42,469
Due in ten years through fifteen years	11,228	11,316
Due after fifteen years	22,445	22,653
Mortgage-backed securities	205,814	208,759
Asset-backed securities	177,853	178,263
Commercial mortgage-backed securities	133,984	133,158

Total	$1,272,948	$1,283,475

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2014:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$11,728	$(9)	$3,343	$(74)	$15,071	$(83)
Obligations of states and political subdivisions	28,684	(314)	28,061	(383)	56,745	(697)
Mortgage-backed securities	2,818	(7)	51,203	(757)	54,021	(764)
Asset-backed securities	92,123	(283)	1,683	(20)	93,806	(303)
Commercial mortgage-backed securities	92,664	(525)	26,280	(322)	118,944	(847)
Corporate bonds	144,505	(656)	3,216	(53)	147,721	(709)
Foreign corporate bonds	60,518	(558)	—	—	60,518	(558)

Total fixed maturities	433,040	(2,352)	113,786	(1,609)	546,826	(3,961)
Common stock	20,002	(2,808)	1,577	(130)	21,579	(2,938)

Total	$453,042	$(5,160)	$115,363	$(1,739)	$568,405	$(6,899)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2014 concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 2 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations—As of December 31, 2014, gross unrealized losses related to U.S. treasury and agency obligations were $0.083 million. Of this amount, $0.074 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions—As of December 31, 2014, gross unrealized losses related to obligations of states and political subdivisions were $0.697 million. Of this amount, $0.383 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”)—As of December 31, 2014, gross unrealized losses related to mortgage-backed securities were $0.764 million. Of this amount, $0.757 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset backed securities (“ABS”)—As of December 31, 2014, gross unrealized losses related to asset backed securities were $0.303 million. Of this amount, $0.020 million have been in an unrealized loss position for twelve months or greater and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 20.5. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of December 31, 2014, gross unrealized losses related to the CMBS portfolio were $0.847 million. Of this amount, $0.322 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 33.5. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds—As of December 31, 2014, gross unrealized losses related to corporate bonds were $0.709 million. Of this amount, $0.053 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of December 31, 2014, gross unrealized losses related to foreign bonds were $0.558 million. All unrealized losses have been in an unrealized loss position for less than twelve months. 96.2% of the securities in an unrealized loss position are rated investment grade. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock—As of December 31, 2014, gross unrealized losses related to common stock were $2.938 million. Of this amount, $0.130 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturities:
OTTI losses, gross	$(31)	$(280)	$(1,258)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	541

Net impairment losses on fixed maturities recognized in earnings	(31)	(280)	(717)
Equity securities	(470)	(959)	(4,656)

Total	$(501)	$(1,239)	$(5,373)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2014, 2013, and 2012 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$54	$86	$86
Additions where no OTTI was previously recorded	—	—	55
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	(4)	(32)	(55)

Balance at end of period	$50	$54	$86

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2014 and 2013 was as follows:

(Dollars in thousands)	December 31,
	2014	2013
Net unrealized gains from:
Fixed maturities	$10,527	$16,679
Common stock	22,751	62,645
Other	369	184
Deferred taxes	(10,263)	(25,480)

Accumulated other comprehensive income, net of tax	$23,384	$54,028

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,950	$78	$54,028
Other comprehensive income (loss) before reclassification	6,820	(287)	6,533
Amounts reclassified from accumulated other comprehensive income (loss)	(37,123)	(54)	(37,177)

Other comprehensive income (loss)	(30,303)	(341)	(30,644)

Ending balance	$23,647	$(263)	$23,384

Year Ended December 31, 2013 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,435	$(85)	$53,350
Other comprehensive income (loss) before reclassification	17,630	(1)	17,629
Amounts reclassified from accumulated other comprehensive income (loss)	(17,115)	164	(16,951)

Other comprehensive income (loss)	515	163	678

Ending balance	$53,950	$78	$54,028

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components		Years Ended December 31,
	Affected Line Item in the Consolidated Statements of Operations	2014	2013
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(57,114)	$(27,476)
	Other than temporary impairment losses on investments	501	1,239

	Total before tax	(56,613)	(26,237)
	Income tax expense	19,490	9,122

	Net of tax	$(37,123)	$(17,115)

Foreign Currency Items	Other net realized investment (gains) losses	$(83)	252
	Income tax expense (benefit)	29	(88)

	Net of tax	$(54)	$164

Total reclassifications	Net of tax	$(37,177)	$(16,951)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Realized Investment Gains

The components of net realized investment gains for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturities:
Gross realized gains	$2,843	$1,857	$4,100
Gross realized losses	(703)	(691)	(1,800)

Net realized gains	2,140	1,166	2,300

Common stock:
Gross realized gains	55,907	27,302	10,630
Gross realized losses	(1,351)	(2,483)	(6,175)

Net realized gains	54,556	24,819	4,455

Derivatives:
Gross realized gains	—	1,668	—
Gross realized losses	(20,836)	(241)	—

Net realized gains (losses)	(20,836)	1,427	—

Total net realized investment gains	$35,860	$27,412	$6,755

The proceeds from sales of available for sale securities resulting in net realized investment gains for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturities	$415,739	$292,200	$454,655
Equity securities	191,765	101,379	50,176
Other invested assets	—	—	1,114

Net Investment Income

The sources of net investment income for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Fixed maturities	$26,788	$35,669	$41,969
Equity securities	5,484	5,452	5,132
Cash and cash equivalents	61	126	111
Other invested assets	87	141	4,802

Total investment income	32,420	41,388	52,014
Investment expense	(3,599)	(4,179)	(4,457)

Net investment income	$28,821	$37,209	$47,557

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net investment income	$28,821	$37,209	$47,557

Net realized investment gains	35,860	27,412	6,755
Change in unrealized investment gains (losses)	(45,861)	7,301	18,417

Net realized and unrealized investment returns	(10,001)	34,713	25,172

Total investment return	$18,820	$71,922	$72,729

Total investment return %	1.2%	4.6%	4.6%

Average investment portfolio (1)	$1,533,104	$1,549,747	$1,590,281

(1)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2014, the Company held insurance enhanced asset-backed and credit securities with a market value of approximately $35.8 million. Approximately $16.4 million of these securities were tax-free municipal bonds, which represented approximately 1.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $6.1 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $10.3 million of insurance enhanced municipal bonds, $1.3 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance
AAA	$1,251	$—
AA	—	1,251
A	—	—

Total	$1,251	$1,251

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2014, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,259	$141	$0	$1,118
Assured Guaranty Corporation	3,757	0	0	3,757
Municipal Bond Insurance Association	3,614	0	0	3,614
Gov’t National Housing Association	599	0	599	0
Permanent School Fund Guaranty	1,251	0	1,251	0

Total backed by financial guarantors	10,480	141	1,850	8,489
Other credit enhanced municipal bonds	5,926	5,926	0	0

Total	$16,406	$6,067	$1,850	$8,489

In addition to the tax-free municipal bonds, the Company held $19.4 million of asset-backed and taxable municipal bonds, which represented approximately 1.3% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $19.4 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($11.2 million), Ambac ($1.0 million) and Assured Guaranty Corporation ($7.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2014.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of December 31, 2014 and 2013:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2014	December 31, 2013
On deposit with governmental authorities	$32,790	$36,176
Intercompany trusts held for the benefit of U.S. policyholders	495,301	584,683
Held in trust pursuant to third party requirements	95,828	129,339
Letter of credit held for third party requirements	9,340	7,068
Securities held as collateral for borrowing arrangements (1)	222,809	120,937

Total	$856,068	$878,203

(1)	Amount required to collateralize margin borrowing facilities.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Derivative Instruments

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of December 31, 2014 and 2013:

(Dollars in thousands) Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	December 31, 2014		December 31, 2013
		Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(13,675)	$—	$—
Interest rate swap agreements	Other assets	$—	$—	$200,000	$1,668

The following table summarizes the net gains (losses) included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2014, 2013, and 2012:

(Dollars in thousands)	Statement of Operations Line	Years Ended December 31,
		2014	2013	2012
Interest rate swap agreements	Net realized investment gains	$(20,836)	$1,427	$—

As of December 31, 2014, the Company is due receivables of $5.4 million for collateral posted and $15.3 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$74,765	$6,002	$0	$80,767
Obligations of states and political subdivisions	0	191,473	0	191,473
Mortgage-backed securities	0	208,759	0	208,759
Commercial mortgage-backed securities	0	133,158	0	133,158
Asset-backed securities	0	178,263	0	178,263
Corporate bonds and loans	0	383,416	0	383,416
Foreign corporate bonds	0	107,639	0	107,639

Total fixed maturities	74,765	1,208,710	0	1,283,475
Common stock	122,048	0	0	122,048
Other invested assets	0	0	33,663	33,663

Total assets measured at fair value	$196,813	$1,208,710	$33,663	$1,439,186

Liabilities:
Derivative instruments	$—	$13,675	$—	$13,675

Total liabilities measured at fair value	$—	$13,675	$—	$13,675

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$71,294	$10,380	$—	$81,674
Obligations of states and political subdivisions	—	180,936	—	180,936
Mortgage-backed securities	—	229,910	—	229,910
Commercial mortgage-backed securities	—	53,975	—	53,975
Asset-backed securities	—	168,436	—	168,436
Corporate bonds and loans	—	435,392	—	435,392
Foreign corporate bonds	—	54,041	—	54,041

Total fixed maturities	71,294	1,133,070	—	1,204,364
Common stock	254,070	—	—	254,070
Other invested assets	—	—	3,489	3,489
Derivative instruments	—	1,668	—	1,668

Total assets measured at fair value	$325,364	$1,134,738	$3,489	$1,463,591

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

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014, 2013, and 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the changes in Level 3 investments measured at fair value on a recurring basis for 2014, 2013, and 2012:

	Other Invested Assets
(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Beginning balance	$3,489	$3,132	$6,617
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	65	341	(2,384)
Purchases	30,121	16	13
Distributions	(12)	—	(1,114)

Ending balance	$33,663	$3,489	$3,132

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value as a practical expedient for the limited partnerships.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at December 31, 2014 and 2013 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,401	$2,436	$3,489	$2,490
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	30,262	20,064	—	—

Total	$33,663	$22,500	$3,489	$2,490

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships which are measured utilizing net assets values as a practical expedient. One vendor provides prices for equity securities and all fixed maturity categories.

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

•	On a quarterly basis, the Company corroborates investment security prices received from its pricing vendors by obtaining pricing from a second pricing vendor for a sample of securities.

During 2014 or 2013, the Company has not adjusted quotes or prices obtained from the pricing vendors.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Goodwill and Intangible Assets

Goodwill and intangible assets relate to Insurance Operations.

Goodwill

As of December 31, 2014 and 2013, the Company has goodwill of $4.8 million as a result of a 2010 acquisition, which represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. Impairment testing performed in 2014 and 2013 did not result in impairment of the goodwill acquired.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2014:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	1,664	3,636
Non-compete agreements	2 years	50	50	—

		$19,350	$1,714	$17,636

The following table presents details of the Company’s intangible assets as of December 31, 2013:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	1,310	3,990
Non-compete agreements	2 years	50	50	—

		$19,350	$1,360	$17,990

Amortization related to the Company’s definite lived intangible assets was $0.4 million in each of the years ended December 31, 2014, 2013 and 2012.

The Company expects that amortization expense for the next five years related to the 2010 acquisition will be as follows:

(Dollars in thousands)
2015	(353)
2016	(353)
2017	(353)
2018	(353)
2019	(353)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets with indefinite lives

As of December 31, 2014 and 2013, indefinite lived intangible assets, which are comprised of trade names, trademarks, and state insurance licenses, were $14.0 million. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets. Impairment testing performed in 2014 and 2013 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2014 and 2013, definite lived intangible assets were $3.6 million and $4.0 million, net of accumulated amortization, and were comprised of customer relationships and non-compete agreements. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets. There was no impairment of these assets in 2014 or 2013.

7.	Reinsurance

The Company cedes risk to unrelated reinsurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability. Moreover, reinsurers may fail to pay the Company due to a lack of reinsurer liquidity, perceived improper underwriting, and losses for risks that are excluded from reinsurance coverage and other similar factors, all of which could adversely affect the Company’s financial results.

The Company had the following reinsurance balances as of December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Reinsurance receivables, net	$125,718	$197,887
Collateral securing reinsurance receivables	(8,701)	(9,436)

Reinsurance receivables, net of collateral	$117,017	$188,451

Allowance for uncollectible reinsurance receivables	$9,350	$9,010
Prepaid reinsurance premiums	4,725	5,199

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $4.0 million and $6.0 million at December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had one aggregate unsecured reinsurance receivable that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2014)
Munich Re America Corporation	$67,429	A+

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2014:
Direct business	$229,978	$228,652
Reinsurance assumed	61,275	58,414
Reinsurance ceded	(18,072)	(18,547)

Net premiums	$273,181	$268,519

For the year ended December 31, 2013:
Direct business	$232,373	$215,713
Reinsurance assumed	58,350	52,494
Reinsurance ceded	(18,739)	(19,485)

Net premiums	$271,984	$248,722

For the year ended December 31, 2012:
Direct business	$201,787	$203,587
Reinsurance assumed	42,266	60,393
Reinsurance ceded	(24,506)	(25,118)

Net premiums	$219,547	$238,862

8.	Income Taxes

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

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the years ended December 31, 2014, 2013, and 2012 were as follows:

Year Ended December 31, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$173,563	$229,979	$(112,289)	$291,253

Net premiums written	$172,504	$100,677	$—	$273,181

Net premiums earned	$168,743	$99,776	$—	$268,519
Net investment income	31,420	16,715	(19,314)	28,821
Net realized investment gains	926	34,934	—	35,860
Other income (loss)	(65)	620	—	555

Total revenues	201,024	152,045	(19,314)	333,755
Losses and Expenses:
Net losses and loss adjustment expenses	62,669	74,892	—	137,561
Acquisition costs and other underwriting expenses	70,479	39,140	—	109,619
Corporate and other operating expenses	5,243	9,316	—	14,559
Interest expense	852	19,284	(19,314)	822

Income (loss) before income taxes	$61,781	$9,413	$—	$71,194

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$169,618	$232,374	$(111,269)	$290,723

Net premiums written	$169,547	$102,437	$—	$271,984

Net premiums earned	$154,987	$93,735	$—	$248,722
Net investment income	35,750	21,064	(19,605)	37,209
Net realized investment gains	175	27,237	—	27,412
Other income (loss)	(4)	5,795	—	5,791

Total revenues	190,908	147,831	(19,605)	319,134
Losses and Expenses:
Net losses and loss adjustment expenses	65,337	67,654	—	132,991
Acquisition costs and other underwriting expenses	64,822	40,829	—	105,651
Corporate and other operating expenses	4,745	6,869	—	11,614
Interest expense	1,165	24,609	(19,605)	6,169

Income (loss) before income taxes	$54,839	$7,870	$—	$62,709

Year Ended December 31, 2012: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$135,176	$201,791	$(92,914)	$244,053

Net premiums written	$134,628	$84,919	$—	$219,547

Net premiums earned	$153,283	$85,579	$—	$238,862
Net investment income	42,012	23,985	(18,440)	47,557
Net realized investment gains	995	5,760	—	6,755
Other income (loss)	(726)	568	—	(158)

Total revenues	195,564	115,892	(18,440)	293,016
Losses and Expenses:
Net losses and loss adjustment expenses	93,044	60,584	—	153,628
Acquisition costs and other underwriting expenses	59,046	36,357	—	95,403
Corporate and other operating expenses	4,753	4,938	—	9,691
Interest expense	—	23,833	(18,440)	5,393

Income (loss) before income taxes	$38,721	$(9,820)	$—	$28,901

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of income tax expense (benefit):

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Current income tax expense (benefit): Non-resident withholding	$6,250	$—	$—
Foreign	129	163	(628)
U.S. Federal	2,787	859	(3,765)

Total current income tax expense benefit	9,166	1,022	(4,393)
Deferred income tax benefit:
U.S. Federal	(828)	(3)	(1,463)

Total deferred income tax benefit	(828)	(3)	(1,463)

Total income tax expense (benefit)	$8,338	$1,019	$(5,856)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
(Dollars in thousands)	2014		2013		2012
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$3,465	4.9%	$2,954	4.7%	$(3,283)	(11.4%)
Adjustments:
Non-resident withholding	6,250	8.8	—	—	—	—
Tax exempt interest	(472)	(0.7)	(1,009)	(1.6)	(1,445)	(5.0)
Dividend exclusion	(1,340)	(1.9)	(1,135)	(1.8)	(1,060)	(3.7)
Other	435	0.6	209	0.3	(68)	(0.2)

Actual taxes on continuing operations	$8,338	11.7%	$1,019	1.6%	$(5,856)	(20.3%)

The effective income tax rate for 2014 was 11.7%, compared with an effective income tax rate of 1.6% for 2013 and an effective income tax benefit rate of 20.3% for 2012. The increase in the effective income tax rate in 2014 compared with 2013 is primarily due to an increase in capital gains in 2014 and a $6.3 million withholding tax paid in connection with the $125 million dividend from Global Indemnity Group Inc. to U.A.I. Luxembourg S.à.r.l. The increase in the effective income tax rate in 2013 compared with 2012 is primarily due to the gain on the disposition of a subsidiary and an increase in capital gains in taxable jurisdictions in 2013 compared with 2012.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2014 and 2013 are presented below:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$7,492	$9,459
Unearned premiums	3,409	3,346
Alternative minimum tax credit carryover	10,473	9,947
Partnership K1 basis differences	145	178
Capital gain on derivative instruments	4,786	—
Investment impairments	379	852
Stock options	2,048	1,526
Deferred acquisition costs	187	789
Stat-to-GAAP reinsurance reserve	1,424	1,359
Intercompany transfers	1,919	4,605
Other	3,050	2,563

Total deferred tax assets	35,312	34,624

Deferred tax liabilities:
Intangible assets	3,220	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	10,263	25,480
Investment basis differences	692	400
Depreciation and amortization	16	355
Other	871	963

Total deferred tax liabilities	15,062	30,418

Total net deferred tax assets	$20,250	$4,206

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2014 and 2013.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $10.5 million and $9.9 million as of December 31, 2014 and 2013, respectively, which can be carried forward indefinitely. The Company no longer has a net operating loss (“NOL”) carryforward as of December 31, 2014. The NOL carryforward was $1.2 million at December 31, 2013.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2009.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply. The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings. The Company believes it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation. In December, 2014, Global Indemnity Group, Inc. paid a dividend of $125 million to U.A.I. (Luxembourg) S.à.r.l. and accrued for a 5% withholding tax amounting to $6.3 million.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company had no unrecognized tax benefits during 2014 or 2013.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.

9.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$779,466	$879,114	$971,377
Less: Ceded reinsurance receivables	192,491	240,566	283,652

Net balance at beginning of period	586,975	638,548	687,725
Incurred losses and loss adjustment expenses related to:
Current year	153,994	140,873	149,183
Prior years	(16,433)	(7,882)	4,445

Total incurred losses and loss adjustment expenses	137,561	132,991	153,628

Paid losses and loss adjustment expenses related to:
Current year	55,485	50,732	52,164
Prior years	116,780	133,832	150,641

Total paid losses and loss adjustment expenses	172,265	184,564	202,805

Net balance at end of period	552,271	586,975	638,548
Plus: Ceded reinsurance receivables	123,201	192,491	240,566

Balance at end of period	$675,472	$779,466	$879,114

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2014, the Company reduced its prior accident year loss reserves by $16.4 million, which consisted of a $12.5 million decrease related to Insurance Operations and a $3.9 million decrease related to Reinsurance Operations.

The $12.5 million reduction of prior accident year loss reserves related to Insurance Operations primarily consisted of the following:

•	Property: A $2.1 million increase due to higher than expected emergence on non-catastrophe claims primarily in accident years 2007, 2012, and 2013.

•

General Liability: A $3.1 million reduction due to less than anticipated frequency in accident year 2001 and less than anticipated frequency and severity on claims from accident years 2007 through 2010 partially offset by greater than anticipated loss emergence in accident year 2013.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Asbestos and Environmental: A $7.1 million increase related to policies written prior to 1990 as a result of recent severity being higher than expected due to faster erosion of underlying policy limits.

•	Professional: A $19.4 million reduction primarily due to expected loss emergence being much less than anticipated for accident years 2007 through 2011.

•	Umbrella: A $2.7 million decrease primarily driven by less than anticipated frequency in accident years 2002 through 2007.

•

Commercial Auto: A $3.6 million increase primarily related to accident years 2011 through 2013. Larger vehicles were written prior to 2014 and industry loss development factors were used to project losses.

The $3.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily due to better than anticipated loss emergence on property lines partially offset by adverse development related to commercial auto and higher than anticipated severity on the Company’s marine product.

During 2013, the Company reduced its prior accident year loss reserves by $7.9 million, which consisted of a $7.6 million decrease related to Insurance Operations and a $0.3 million decrease related to Reinsurance Operations.

The $7.6 million reduction of prior accident year loss reserves related to Insurance Operations primarily consisted of the following:

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

The $0.3 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily due to better than anticipated loss emergence on property lines partially offset by adverse development on director and officer, general liability, automobile, and marine.

During 2012, the Company increased its prior accident year loss reserves by $4.4 million, which consisted of a $4.2 million decrease related to Insurance Operations and an $8.7 million increase related to Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $4.2 million reduction of prior accident year loss reserves related to Insurance Operations primarily consisted of the following:

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

•	Property: A $1.2 million increase primarily related to accident year 2011 due to greater than expected loss emergence on a large sinkhole claim.

•	Commercial Auto: A $1.2 million increase primarily driven by continued loss emergence on casualty brokerage exposures.

The $8.7 million increase in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

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

•

Commercial Auto: A $1.3 million increase in auto liability lines primarily related to accident year 2009 resulting from further unexpected development on non-standard auto treaties which were not renewed.

•	Property: A $3.4 million decrease in property lines primarily related to accident years 2009 and 2011 as a result of further development on worldwide catastrophe treaties.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims ($69.8 million and $70.5 million as of December 31, 2014 and 2013, net of reinsurance, respectively) are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2014, 2013, and 2012 were IBNR reserves of $26.4 million, $18.2 million, and $14.6 million, respectively, and case reserves of approximately $4.8 million, $4.8 million, and $5.5 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross reserve for A&E losses and loss adjustment expenses—beginning of period	$50,155	$44,767	$50,601
Plus: Incurred losses and loss adjustment expenses—case reserves	4,333	2,154	7,687
Plus: Incurred losses and loss adjustment expenses—IBNR	7,340	5,961	(5,860)
Less: Payments	5,293	2,727	7,661

Gross reserves for A&E losses and loss adjustment expenses—end of period	$56,535	$50,155	$44,767

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net reserve for A&E losses and loss adjustment expenses—beginning of period	$23,038	$20,134	$25,285
Plus: Incurred losses and loss adjustment expenses—case reserves	2,754	1,351	6,934
Plus: Incurred losses and loss adjustment expenses—IBNR	8,241	3,506	(5,683)
Less: Payments	2,848	1,953	6,402

Net reserves for A&E losses and loss adjustment expenses—end of period	$31,185	$23,038	$20,134

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

As of December 31, 2014, 2013, and 2012, the survival ratio on a gross basis for the Company’s open A&E claims was 10.8 years, 11.3 years, and 11.3 years, respectively. As of December 31, 2014, 2013, and 2012, the survival ratio on a net basis for the Company’s open A&E claims was 8.4 years, 6.7 years, and 7.0 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Debt

Margin Borrowing Facilities

The Company has available two margin borrowing facilities. The borrowing rate for each facility is tied to LIBOR and is currently approximately 1%. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2014, approximately $222.8 million in collateral was deposited to support borrowings. The amount borrowed against the margin accounts may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facilities contain customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facilities was $174.7 million and $100.0 million as of December 31, 2014 and 2013, respectively.

Guaranteed Senior Notes

On July 19, 2013, the Company paid the entire outstanding principal amount on its guaranteed senior notes. The payment of $58.6 million consisted of principal of $54.0 million and interest of $4.6 million, which included a make-whole provision of $2.9 million. This payment was funded by borrowing $60.0 million pursuant to the Company’s margin borrowing facilities.

Junior Subordinated Debentures

On September 30, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust I junior subordinated notes. The payment of $10.4 million consisted of principal of $10.3 million and interest of $0.1 million. This payment was funded by borrowing $10.0 million pursuant to the Company’s margin borrowing facilities.

On October 29, 2013, the Company redeemed the entire outstanding principal amount on its UNG Trust II junior subordinated notes. The payment of $20.8 million consisted of principal of $20.6 million and interest of $0.2 million. This payment was funded by borrowing $20.2 million pursuant to the Company’s margin borrowing facilities.

11.	Shareholders’ Equity

Dividends

The ability of Global Indemnity plc to pay dividends is subject to Irish regulations. Under Irish law, dividends and distributions may only be made from distributable reserves. As of December 31, 2014, the Company’s distributable reserves were $931.5 million.

Since the Company is a holding company and has no direct operations, its ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See Note 17 for additional information regarding dividend limitations imposed on Global Indemnity Reinsurance and the U.S. insurance subsidiaries.

Repurchases of the Company’s A Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2014, 2013, and 2012, the

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company purchased an aggregate of 5,444, 2,370 and 4,997, respectively, of surrendered A ordinary shares from its employees for $0.1 million, $0.1 million and $0.1 million, respectively. All shares purchased from employees by the Company are held as treasury stock and recorded at cost.

In 2011 and 2012, the Board of Directors authorized the Company to repurchase up to $125.0 million of its A ordinary shares through share repurchase programs. The Company repurchased and retired an aggregate 5,371,419 of its A ordinary shares in the open market and in privately negotiated transactions at an aggregate price of $112.2 million or an average of $20.89 per share. The Company does not have authorization from the Board of Directors to repurchase any additional A ordinary shares as of December 31, 2014. The excess cost of the repurchased shares over their par value was classified to additional paid-in capital.

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

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2014:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program
January 1 – 31, 2014	3,644	(2)	$25.30	—
February 1 – 28, 2014	362	(2)	$24.00	—
March 1 – 31, 2014	1,438	(2)	$26.23	—

Total	5,444		$25.46	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2013:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program
February 1 – 28, 2013	362	(2)	$20.25	—
March 1 – 31, 2013	891	(2)	$22.78	—
June 1 – 30, 2013	507	(2)	$23.03	—
December 1 – 31, 2013	610	(2)	$26.07	—

Total	2,370		$23.29	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Related Party Transactions

Fox Paine & Company

As of December 31, 2014, Fox Paine & Company LLC (“Fox Paine”) beneficially owned shares having approximately 92.9% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

At December 31, 2014 and 2013, Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.4 million and $3.5 million at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had an unfunded capital commitment of $2.4 million to the partnership. There were no distributions received from the limited partnership during 2014 and 2013. The Company received a distribution from the limited partnership of $5.4 million, of which $4.3 million was recorded as investment income, during 2012.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. Starting in 2014, this fee will be adjusted annually to reflect the percentage change in the CPI-U. In addition, the payment of the annual management fee will be deferred until a change of control or September, 2018, whichever occurs first, and is subject to an annual adjustment equal to the rate of return the Company earns on its investment portfolio. Management fee expense of $1.9 million, $1.9 million and $1.5 million was incurred during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $0.6 million. As of December 31, 2013, prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.3 million.

Cozen O’Connor

The Company incurred $0.2 million, $0.02 million, and $0.2 million for legal services rendered by Cozen O’Connor during the years ended December 31, 2014, 2013, and 2012, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

During each of the years ended December 31, 2014, 2013 and 2012, the Company incurred $0.2 million in brokerage fees to Crystal & Company, an insurance broker. Prior to October 15, 2012, Crystal & Company was known as Frank Crystal & Company. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

Hiscox Insurance Company (Bermuda) Ltd.

Global Indemnity Reinsurance is a participant in a reinsurance agreement with Hiscox Insurance Company (Bermuda) Ltd. (“Hiscox Bermuda”) effective January 1, 2013. Steve Green, the President of Global Indemnity Reinsurance, was a member of Hiscox Bermuda’s Board of Directors until May, 2014. The Company estimated

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the following earned premium and incurred losses related to the agreement have been assumed by Global Indemnity Reinsurance from Hiscox Bermuda:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Assumed earned premium	$6,383	$3,053
Assumed losses and loss adjustment expenses	763	987

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

	As of December 31.
(Dollars in thousands)	2014	2013
Net receivable balance	$2,897	$3,337

13.	Commitments and Contingencies

Commitments

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2014, the Company has funded $29.9 million of this commitment leaving $20.1 million as unfunded.

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2014, 2013, and 2012 were $2.6 million, $2.4 million, and $2.2 million, respectively. At December 31, 2014, future minimum cash payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2015	$2,374
2016	2,279
2017	2,234
2018	2,237
2019 and thereafter	2,236

Total	$11,360

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

As mentioned in Note 12 above, the Company has a remaining commitment of $2.4 million to the Fox Paine Capital Fund, II.

The Company is party to a Management Agreement, as amended, with Fox Paine, whereby in connection with certain management services provided to it by Fox Paine, the Company agreed to pay an annual management fee to Fox Paine & Company. See Note 12 above for additional information pertaining to this management agreement.

14.	Share-Based Compensation Plans

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

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. The tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $0.04 million for the year ended December 31, 2014. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes during 2013 and 2012.

Share Incentive Plan

On June 11, 2014, the Company’s Shareholders approved the Global Indemnity plc Share Incentive Plan (the “Plan”). The previous share incentive plan, which became effective in 2003, expired per its terms on September 5, 2013. The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. Under the Plan, the Company may grant up to 2.0 million A ordinary shares pursuant to grants under the Plan.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2012	565,981	—	565,981	$20.59
Options issued	—	—	—	—
Options forfeited	(96,238)	—	(96,238)	$24.09
Options exercised	(5,000)	—	(5,000)	$20.00
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2012	464,743	—	464,743	$19.87
Options issued	—	—	—	—
Options forfeited	(5,000)	—	(5,000)	$29.24
Options exercised	(14,292)	—	(14,292)	$20.00
Options expired	(32,951)	—	(32,951)	$34.00
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2013	412,500	—	412,500	$18.62
Options issued	325,000	—	325,000	31.74
Options forfeited	(125,000)	—	(125,000)	19.60
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2014	612,500	—	612,500	25.38

Options exercisable at December 31, 2014	312,500	—	312,500	18.66

During the year ended December 31, 2014, the Company granted 325,000 Time-Based Options under the Plan. Of these options, 25,000 were forfeited during 2014. The remaining 300,000 stock options were issued to the Company’s Chief Executive Officer. See below for vesting schedule related to this stock award.

The Company recorded $0.3 million, $1.2 million, and $1.2 million of compensation expense for stock options outstanding under the Plan in each of the years ended December 31, 2014, 2013, and 2012, respectively.

The Company did not receive any proceeds from the exercise of options during 2014 under the Plan. In 2013, the Company received $0.3 million from the issuance of 14,292 A ordinary shares at a weighted average grant date value of $20.00 per share exercised by a former employee of the Company under the previous share incentive plan. In 2012, the Company received $0.1 million from the issuance of 5,000 A ordinary shares at a weighted average grant date value of $20.00 per share exercised by a former employee of the Company under the previous share incentive plan.

Amortization expense related to options outstanding is anticipated to be $0.3 million in 2015, 2016, and 2017.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option intrinsic values, which are the differences between the fair value of $28.37 at December 31, 2014 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	612,500	$25.38	$3.2 million
Exercisable	312,500	$18.66	$3.2 million
Exercised	—	N/A	N/A

NOTE: The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2014 include the following:

Option Price	Number of options exercisable
$17.87	300,000
$37.70	12,500

Options exercisable at December 31, 2014	312,500

The weighted average fair value of options granted under the Plan was $7.92 in 2014 using a Black-Scholes option-pricing model and the following weighted average assumptions. There were no options granted under the Plan in 2013 or 2012.

2014
Dividend yield	0.0%
Expected volatility	37.70%
Risk-free interest rate	1.7%
Expected option life	6.9 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2014, 2013, and 2012:

Ranges of Exercise Prices	Outstanding at December 31, 2014		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	300,000		$17.87	6.7 years
$20.00 – $29.99	—		—	N/A
$30.00 – $37.70	312,500	(1)	$32.59	8.8 years

Total	612,500

(1)—the weighted average per share exercise price on 300,000 of these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2013	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	400,000	$18.03	7.8 years
$30.00 – $37.70	12,500	$37.70	1.8 years

Total	412,500

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ranges of Exercise Prices	Outstanding at December 31, 2012	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	400,000	$18.03	8.8 years
$20.00 – $29.99	19,293	$22.39	0.9 years
$30.00 – $37.70	45,450	$35.02	1.5 years

Total	464,743

Restricted Shares

In addition to stock option grants, the Plan also provides for the granting of restricted shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $2.6 million, $2.1 million and $1.8 million for 2014, 2013, and 2012, respectively. The total unrecognized compensation expense for the non-vested restricted stock is $3.7 million at December 31, 2014, which will be recognized over a weighted average life of 1.7 years.

The following table summarizes the restricted stock grants since the 2003 inception of the previous share incentive plan.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2011	599,806	303,974	903,780
2012	29,675	50,885	80,560
2013	81,587	50,421	132,008
2014	95,694	36,608	132,302

	806,762	441,888	1,248,650

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2012	26,016	$18.29
Shares issued	80,560	$19.67
Shares vested	(68,649)	$19.99
Shares forfeited	(3,423)	$20.87

Non-vested Restricted Shares at December 31, 2012	34,504	$17.87
Shares issued	132,008	$22.78
Shares vested	(67,937)	$22.17
Shares forfeited	(454)	$22.13

Non-vested Restricted Shares at December 31, 2013	98,121	$21.48
Shares issued	132,302	$25.67
Shares vested	(57,017)	$24.29
Shares forfeited	(1,131)	$22.13

Non-vested Restricted Shares at December 31, 2014	172,275	$23.76

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the terms of the Restricted Share grants, all forfeited shares revert back to the Company.

During 2012, the Company granted an aggregate of 29,675 A ordinary shares to key employees at a weighted average grant date fair value of $18.60 per share which vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years. During 2012, the Company granted an aggregate of 50,885 A ordinary shares, at a weighted average grant date fair value of $20.29 per share to non-employee Directors under the previous share incentive plan. The fully vested director restricted shares were granted from shares previously forfeited.

During 2013, the Company granted an aggregate of 81,587 A ordinary shares to key employees at a weighted average grant date fair value of $22.13 per share. Of the A ordinary shares granted in 2013, 11,296 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. The remaining 70,291 shares were granted to key employees and will vests as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50.0% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During 2013, the Company granted an aggregate of 50,421 A ordinary shares, at a weighted average grant date fair value of $23.83 per share, to non-employee directors under the previous share incentive plan.

Included in the 50,421A ordinary shares are 18,838 A ordinary shares earned by the non-employee directors of the Company during 2013 which have a weighted average grant date fair value of $25.38 per share. As of December 31, 2013, these shares were not granted but were considered issued and outstanding for purposes of the financial statement and were subject to shareholder approval of the Plan at the Company’s June 11, 2014 annual shareholder meeting. The shareholders approved the plan at the June 11, 2014 annual shareholder meeting.

During 2014, the Company granted an aggregate of 95,694 A ordinary shares to key employees at a weighted average grant date fair value of $25.37 per share under the Plan. Of the shares granted in 2014, 5,671 were granted to a key employee and vest 33 1/3% on each subsequent anniversary date of the award for a period of three years and 11,857 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. The remaining 78,166 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During 2014, the Company granted 36,608 A ordinary shares, at a weighted average grant date fair value of $26.46 per share, to non-employee directors of the Company under the Plan. An additional 18,838 A ordinary shares were issued to non-employee directors on June 12, 2014. These shares were earned by non-employee directors prior to January 1, 2014 and were conditioned on shareholders’ approval of the Plan at the Company’s June 11, 2014 annual shareholder meeting. The shareholders approved the plan at the June 11, 2014 annual shareholder meeting.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the shares granted to non-employee directors in 2014, 2013, and 2012 were fully vested but subject to certain restrictions.

Chief Executive Officer

Effective September 19, 2011, Cynthia Y. Valko was hired as the Company’s Chief Executive Officer.

Ms. Valko’s terms of employment included two equity components including the granting of 300,000 stock options with a strike price equal to the closing price of the Company’s shares on the trading day preceding the start date, or $17.87 per share, and an annual bonus opportunity of which 50% shall be paid in restricted shares based on the market value of the Company’s shares as of December 31 of the subject bonus year. The stock options vested 33 1/3% on December 31, 2012, 2013, and 2014 pending Board approval at the time of vesting. The restricted shares vest 33 1/3% on each anniversary of the subject bonus year. All equity components based on performance are subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

In 2014, Ms. Valko was awarded an additional 300,000 stock options. The stock options vest as follows: 20% on December 31, 2015, 30% on December 31, 2016, and the remaining 50% on December 31, 2017 and are based on achieving underwriting income, premium volume, and underwriting profitability targets, subject to an accident year true up on the 3rd anniversary of each such year. Vesting of the stock options is subject to continued employment. The exercise price applicable to the Stock Options is $25.00 subject to adjustment based on the Company’s average year-end tangible book value per share, the average interest rate of certain Treasury bonds and the time period elapsed between January 1, 2014 and the date the stock options are exercised. The stock options were granted under and are subject to the terms of the Plan, as amended, subject to shareholder approval of such plan to the extent required to affect such grant under the plan.

15.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

16.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2014	2013	2012
Net income	$62,856	$61,690	$34,757

Basic earnings per share:
Weighted average shares outstanding—basic	25,131,811	25,072,712	26,722,772

Net income per share	$2.50	$2.46	$1.30

Diluted earnings per share:
Weighted average shares outstanding—diluted	25,331,420	25,174,015	26,748,833

Net income per share	$2.48	$2.45	$1.30

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2014	2013	2012
Weighted average shares for basic earnings per share	25,131,811	25,072,712	26,722,772
Non-vested restricted stock	100,546	53,876	17,474
Options	99,063	47,427	8,587

Weighted average shares for diluted earnings per share	25,331,420	25,174,015	26,748,833

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2014, 2013 and 2012 do not include 312,500, 12,500 and 452,450 shares, respectively, which were deemed to be anti-dilutive.

17.	Statutory Financial Information

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. In December, 2013, each of the U.S. insurance subsidiaries declared an extraordinary dividend that aggregated to $200 million. In January, 2014, each of the dividends for the U.S. insurance companies was approved by their respective departments of insurance in Pennsylvania, Indiana, Wisconsin, and Virginia. On January 23, 2014, the U.S. insurance companies paid an aggregate of $200 million to Global Indemnity Group, Inc. Applying the current regulatory restrictions as of December 31, 2014, the maximum amount of distributions that could be paid after January 23, 2015 by the United National insurance companies and the Penn-America insurance companies as dividends under applicable laws and regulations without regulatory approval is approximately $35.1 million and $8.4 million, respectively. The Penn-America insurance companies limitation includes $2.8 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2014 ownership percentages.

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

Based on the standards currently adopted, the Company reported in its 2014 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2014	2013		2012
Statutory capital and surplus, as of end of period	$253,362	$251,464	(a)	$413,303
Statutory net income (loss)	36,003	31,781		10,813

(a)	Includes extraordinary dividend declared in 2013 for an aggregate of $200 million.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Global Indemnity Reinsurance must also prepare annual statutory financial statements. The Bermuda Insurance Act 1978 (the “Insurance Act”) prescribes rules for the preparation and substance of these statutory financial statements which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Global Indemnity Reinsurance’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2014 statutory financial statements that will be filed in 2015, Global Indemnity Reinsurance could pay a dividend of up to $287.1 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Statutory capital and surplus, as of end of period	$928,720	$913,401	$844,696
Statutory net income (loss)	44,594	31,697	21,955

18.	Segment Information

As of December 31, 2014, the Company managed its business through two business segments: Insurance Operations, which includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC, and Reinsurance Operations, which includes the operations of Global Indemnity Reinsurance Company, Ltd.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company, to an unrelated party. The financial results of the Insurance Operations for 2013 and 2012 include the financial results for United National Casualty Insurance Company. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction did not have a significant impact on the ongoing business operations.

The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2.

The following are tabulations of business segment information for the years ended December 31, 2014, 2013, and 2012. Corporate information is included to reconcile segment data to the consolidated financial statements.

2014: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$229,978		$61,275		$291,253

Net premiums written	$212,965		$60,216		$273,181

Net premiums earned	$211,165		$57,354		$268,519
Other income (loss)	620		(65)		555

Total revenue	211,785		57,289		269,074
Losses and Expenses:
Net losses and loss adjustment expenses	117,586		19,975		137,561
Acquisition costs and other underwriting expenses	88,983	(3)	20,636		109,619

Income from segments	5,216		16,678		21,894

Unallocated items:
Net investment income					28,821
Net realized investment gains					35,860
Corporate and other operating expenses					14,559
Interest expense					822

Income before income taxes					71,194
Income tax expense					8,338

Net income					$62,856

Total assets	$1,288,763		$641,270	(4)	$1,930,033

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,114 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$232,373		$58,350		$290,723

Net premiums written	$213,705		$58,279		$271,984

Net premiums earned	$196,302		$52,420		$248,722
Other income (loss)	5,795		(4)		5,791

Total revenue	202,097		52,416		254,513
Losses and Expenses:
Net losses and loss adjustment expenses	116,837		16,154		132,991
Acquisition costs and other underwriting expenses	87,360	(3)	18,291		105,651

Income (loss) from segments	(2,100)		$17,971		15,871

Unallocated items:
Net investment income					37,209
Net realized investment gains					27,412
Corporate and other operating expenses					(11,614)
Interest expense					(6,169)

Income before income taxes					62,709
Income tax expense					1,019

Net income					$61,690

Total assets	$1,264,306		$647,473	(4)	$1,911,779

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,026 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012: (Dollars in thousands)	Insurance Operations (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$201,790		$42,263		$244,053

Net premiums written	$177,832		$41,715		$219,547

Net premiums earned	$179,153		$59,709		$238,862
Other income (loss)	568		(726)		(158)

Total revenue	179,721		58,983		238,704
Losses and Expenses:
Net losses and loss adjustment expenses	118,515		35,113		153,628
Acquisition costs and other underwriting expenses	79,910	(3)	15,493		95,403

Income (loss) from segments	(18,704)		$8,377		(10,327)

Unallocated items:
Net investment income					47,557
Net realized investment gains					6,755
Corporate and other operating expenses					(9,691)
Interest expense					(5,393)

Income before income taxes					28,901
Income tax benefit					(5,856)

Net income					$34,757

Total assets	$1,259,083		$644,620	(4)	$1,903,703

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $936 related to cessions from Insurance Operations to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

19.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and cash interest for 2014, 2013, and 2012:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Federal income taxes paid	$13,997	$162	$265
Federal income taxes recovered	136	7,613	38
Interest paid	804	7,678	5,895

20.	New Accounting Pronouncements

In February, 2013, the FASB issued new accounting guidance surrounding other comprehensive income. The new guidance requires additional disclosure surrounding amounts reclassified out of accumulated other comprehensive by component. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2014 and 2013 quarterly performance is as follows:

	Year Ended December 31, 2014
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$67,544	$66,017	$68,028	$66,930
Net investment income	8,284	7,677	6,527	6,333
Net realized investment gains (losses)	(813)	39,881	1,158	(4,366)
Net losses and loss adjustment expenses	38,572	38,270	36,654	24,065
Acquisition costs and other underwriting expenses	26,485	27,171	27,458	28,505
Income before income taxes	6,974	44,798	8,128	11,294
Net income	8,823	33,208	9,761	11,064
Per share data—Diluted:
Net income	$0.35	$1.31	$0.39	$0.44

	Year Ended December 31, 2013
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$55,996	$58,671	$64,469	$69,586
Net investment income	10,034	9,765	8,486	8,924
Net realized investment gains	5,757	2,806	1,641	17,208
Net losses and loss adjustment expenses	31,788	34,924	35,483	30,796
Acquisition costs and other underwriting expenses	24,477	24,472	28,028	28,674
Income before income taxes	12,058	8,440	5,056	37,155
Net income	12,365	8,664	6,948	33,713
Per share data—Diluted:
Net income	$0.49	$0.34	$0.28	$1.34

22.	Subsequent Events

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming approximately $322.9 million in customary insurance related liabilities, obligations, and mandates. The ultimate purchase price is subject to accounting procedures that are expected to be completed by June 30, 2015. The most recent estimate of the purchase price, based on available financial information, is approximately $117.9 million. This purchase price is subject to adjustment based on GAAP book value of the business as of the date of the closing of the transaction and the future development of loss reserves as specified in the American Reliable SPA. American Reliable’s results of operations will be included in the Company’s results of operations subsequent to the date of acquisition.

The purchase of American Reliable expands Global Indemnity’s product offerings. American Reliable is a specialty company that distributes personal lines products written on an admitted basis that are unusual and harder to place. It complements Global Indemnity’s existing US Insurance Operations that primarily distribute commercial lines products on an excess and surplus lines basis.

In accordance with GAAP, the total purchase price has been provisionally allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair value and may change as additional information becomes available over the next several months. Accordingly, approximately

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$87.7 million was allocated to tangible net assets, approximately $27.5 million was allocated to intangible assets, primarily the value of business acquired (“VOBA”), and $2.7 million was allocated to goodwill. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually. Pursuant to the Company’s 338(h)(10) election, goodwill is expected to be tax deductible and will be amortized over a period of 15 years.

Goodwill of $2.7 million consists largely of the synergies and economies of scales expected from combining the operations of Global Indemnity and American Reliable. The Company has not yet determined the amount of goodwill to be assigned to each reportable segment.

In connection with the acquisition, the Company has agreed to pay to Fox Paine an investment banking fee of 3% of the amount paid plus the capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee. 267,702 A ordinary shares of Global Indemnity will be issued to pay these fees. These shares will be registered but cannot be sold until the earlier of five years or a change of control.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

In light of the material weakness described below, the Company performed additional procedures that did not result in any material changes to the consolidated financial statements, and have allowed the Company to conclude that, notwithstanding the material weakness in the Company’s internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2014 because of the material weakness in the Company’s internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company determined that a material weakness existed in its internal control over financial reporting related to an element of the design of its estimation process for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2014. Specifically, the design of the Company’s control relating to Unpaid Losses and Loss Adjustment Expenses that exceeded the central estimates of both the internal and external actuaries in the process of establishing management’s final determination of loss reserve selections was not adequate. This deficiency did not result in a material misstatement in the consolidated financial statements; however, this deficiency could have resulted in a material misstatement of the aforementioned accounts and disclosures of the annual or interim consolidated financial statements that would not have been prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, “Report of Independent Registered Public Accounting Firm”, appearing on page 93.

Remediation Steps to Address the Material Weakness

Management is implementing controls to improve documentation of its assessments and conclusions of its reserve meetings, as well as supporting analyses for the difference between carried reserves and the internal and external actuaries’ best estimates as a result of the communications among its actuarial, underwriting, financial, and claims personnel involved on the loss reserve committee. The Company believes these measures will remediate the control deficiency identified above and will strengthen the Company’s internal control over financial reporting. The Company expects to complete the implementation of the control enhancements in the first quarter of 2015. The Company will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2015Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2015 Annual Meeting of Shareholders.

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 92 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 92 are filed as part of this report.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of October 16, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2014 (File No. 001-34809)).

3.1	Memorandum and Articles of Association of Global Indemnity plc (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2013 (File No. 001-34809)).

3.2	Certificate of Incorporation of Global Indemnity plc, an Irish public limited company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.5*	Amendment No. 3 to the Management Agreement, dated as of April 10, 2011, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34809)).

Exhibit No.	Description

10.6*	Amended and Restated Management Agreement, dated as of October 31, 2013, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.7*	Reaffirmation Agreements, dated as of October 31, 2013, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc. reaffirming the March 15, 2011 Guaranty Agreements (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.8*	Global Indemnity plc Share Incentive Plan dated as of February 9, 2014 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 12, 2014 (File No. 001-34809)).

10.9*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.10*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.11*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.12*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.13*	Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 001-34809)).

10.14*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.15*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.16*	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated herein by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

10.17*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

Exhibit No.	Description

10.18*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.19*	Description of Employment Arrangement with Cynthia Y. Valko, dated December 10, 2014 (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 12, 2014 (File No. 001-34809)).

10.20*+	Executive Employment Term Sheet with Stephen Green, dated February 18, 2015.

10.21	Amended and Restated Institutional Account Agreement dated as of June 7, 2013 (incorporated herein by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34809)).

10.22+	Amended and Restated Institutional Account Agreement dated as of May 28, 2014.

21.1+	List of Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2015.

SIGNATURE	TITLE

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Cynthia Y. Valko Cynthia Y. Valko	Chief Executive Officer and Director

/s/ Thomas M. McGeehan Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James W. Crystal James W. Crystal	Director

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ Stephen A. Cozen Stephen A. Cozen	Director

/s/ Chad A. Leat Chad A. Leat	Director

/s/ John H. Howes John H. Howes	Director

GLOBAL INDEMNITY PLC

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2014
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$78,569	$80,767	$80,767
States, municipalities, and political subdivisions	188,452	191,473	191,473
Mortgage-backed and asset-backed securities	517,651	520,180	520,180
Public utilities	19,060	19,447	19,447
All other corporate bonds	469,216	471,608	471,608

Total fixed maturities	1,272,948	1,283,475	1,283,475

Equity securities:
Common stocks:
Public utilities	3,520	4,906	4,906
Industrial and miscellaneous	95,777	117,142	117,142

Total equity securities	99,297	122,048	122,048

Other long-term investments	30,009	30,262	30,262

Total investments	$1,402,254	$1,435,785	$1,435,785

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	Years Ended December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$46	$1,746
Equity in unconsolidated subsidiaries (1)	1,017,710	982,396
Other assets	705	683

Total assets	$1,018,461	$984,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Intercompany notes payable (1)	$108,000	$108,000
Due to affiliates (1)	938	2,382
Other liabilities	1,178	1,108

Total liabilities	110,116	111,490

Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,331,577 and 16,200,406, respectively; A ordinary shares outstanding: 13,266,762 and 13,141,035 respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Deferred shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding (1)	55	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	519,590	516,653
Accumulated other comprehensive income, net of tax	23,384	54,028
Retained earnings	466,717	403,861
A ordinary shares in treasury, at cost: 3,064,815 and 3,059,371 shares, respectively	(101,404)	(101,265)

Total shareholders’ equity	908,345	873,335

Total liabilities and shareholders’ equity	$1,018,461	$984,825

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Total revenues	$—	$—	$—
Expenses:
Intercompany interest expense (1)	1,296	1,296	918
Other expenses	4,484	3,848	4,169

Loss before equity in earnings of unconsolidated subsidiaries	(5,780)	(5,144)	(5,087)
Equity in earnings of unconsolidated subsidiaries (1)	68,636	66,834	39,844

Net income	62,856	61,690	34,757

Other comprehensive income, net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	(30,644)	678	13,176

Other comprehensive income (loss), net of tax	(30,644)	678	13,176

Comprehensive income, net of tax	$32,212	$62,368	$47,933

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used for) operating activities	$(1,598)	$57	$6,011

Cash flows from financing activities:
Purchases of A ordinary shares	(139)	(55)	(82,959)
Tax benefit on share-based compensation expense	37	—	—
Issuance of intercompany note payable (1)	—	—	68,900

Net cash used for financing activities	(102)	(55)	(14,059)

Net change in cash and equivalents	(1,700)	2	(8,048)
Cash and cash equivalents at beginning of period	1,746	1,744	9,792

Cash and cash equivalents at end of period	$46	$1,746	$1,744

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

Supplemental Non-Cash Disclosure:

During the years ended December 31, 2014 and 2013, the Company received a non-cash dividend of $2.7 million and $19.1 million, respectively, from one of its subsidiaries which was used to repay intercompany balances due.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2014:
Insurance Operations	$21,249	$579,621	$102,118	$—
Reinsurance Operations	3,989	95,851	18,697	—
At December 31, 2013:
Insurance Operations	$19,036	$678,381	$100,791	$—
Reinsurance Operations	3,141	101,085	15,838	—
At December 31, 2012:
Insurance Operations	$16,235	$764,737	$84,130	$—
Reinsurance Operations	2,030	114,377	9,984	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2014:
Insurance Operations	$211,165	$117,586	$45,015	$212,965
Reinsurance Operations	57,354	19,975	12,036	60,216

Total	$268,519	$137,561	$57,051	$273,181

For the year ended December 31, 2013:
Insurance Operations	$196,302	$116,837	$44,115	$213,705
Reinsurance Operations	52,420	16,154	9,672	58,279

Total	$248,722	$132,991	$53,787	$271,984

For the year ended December 31, 2012:
Insurance Operations	$179,153	$118,515	$38,177	$177,832
Reinsurance Operations	59,709	35,113	10,675	41,715

Total	$238,862	$153,628	$48,852	$219,547

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2014	$28,821	$14,559
For the year ended December 31, 2013	$37,209	$11,614
For the year ended December 31, 2012	$47,557	$9,691

GLOBAL INDEMNITY PLC

SCHEDULE IV—REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2014:
Property & Liability Insurance	$228,652	$18,547	$58,414	$268,519	21.8%
For the year ended December 31, 2013:
Property & Liability Insurance	$215,713	$19,485	$52,494	$248,722	21.1%
For the year ended December 31, 2012:
Property & Liability Insurance	$203,587	$25,118	$60,393	$238,862	25.3%

GLOBAL INDEMNITY PLC

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2014:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,782	$(264)	$—	$—	$1,518
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,010	340	—	—	9,350
For the year ended December 31, 2013:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,338	$444	$—	$—	$1,782
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,010	—	—	—	9,010
For the year ended December 31, 2012:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,476	$(138)	$—	$—	$1,338
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	10,022	(1,012)	—	—	9,010

GLOBAL INDEMNITY PLC

SCHEDULE VI—SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2014	$25,238	$675,472	$4,000	$120,815
As of December 31, 2013	22,177	779,466	6,000	116,629
As of December 31, 2012	18,265	879,114	8,000	94,114

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2014	$268,519	$28,821	$153,994	$(16,433)	$57,051	$172,265	$273,181
For the year ended December 31, 2013	248,722	37,209	140,873	(7,882)	53,787	184,564	271,984
For the year ended December 31, 2012	238,862	47,557	149,183	4,445	48,852	202,786	219,547

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.