Form 10-Q
period 2015-03-31
Global Indemnity plc
filed 2015-05-11
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 5, 2015, the registrant had outstanding 13,667,782 A Ordinary Shares and 12,061,370 B Ordinary Shares.

GLOBAL INDEMNITY PLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,560,440 and $1,272,948)	$1,577,337	$1,283,475
Equity securities:
Available for sale, at fair value (cost: $100,818 and $99,297)	121,456	122,048
Other invested assets:
Available for sale, at fair value (cost: $28,887 and $33,174)	29,992	33,663

Total investments	1,728,785	1,439,186
Cash and cash equivalents	67,142	58,823
Restricted Cash	—	113,696
Premiums receivable, net	96,814	56,586
Reinsurance receivables, net	145,581	125,718
Funds held by ceding insurers	23,794	25,176
Federal income taxes receivable	2,023	3,139
Deferred federal income taxes	25,910	20,250
Deferred acquisition costs	39,228	25,238
Intangible assets	38,694	17,636
Goodwill	7,011	4,820
Prepaid reinsurance premiums	39,800	4,725
Receivable for securities sold	—	60
Other assets	59,118	34,980

Total assets	$2,273,900	$1,930,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$770,119	$675,472
Unearned premiums	283,385	120,815
Ceded balances payable	12,509	2,800
Payable for securities purchased	13,595	—
Contingent commissions	11,953	12,985
Margin borrowing facilities	207,245	174,673
Other liabilities	48,310	34,998

Total liabilities	1,347,116	1,021,743

Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,743,896 and 16,331,577, respectively; A ordinary shares outstanding: 13,667,782 and 13,266,762 , respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	527,286	519,590
Accumulated other comprehensive income, net of taxes	27,705	23,384
Retained earnings	473,511	466,717
A ordinary shares in treasury, at cost: 3,076,114 and 3,064,815 shares, respectively	(101,721)	(101,404)

Total shareholders’ equity	926,784	908,290

Total liabilities and shareholders’ equity	$2,273,900	$1,930,033

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2015	2014
Revenues:
Gross premiums written	$142,869	$77,197

Net premiums written	$126,104	$72,861

Net premiums earned	$127,337	$67,544
Net investment income	8,241	8,284
Net realized investment losses:
Other than temporary impairment losses on investments	(341)	(25)
Other net realized investment losses	(2,629)	(788)

Total net realized investment losses	(2,970)	(813)
Other income	552	168

Total revenues	133,160	75,183
Losses and Expenses:
Net losses and loss adjustment expenses	69,619	38,572
Acquisition costs and other underwriting expenses	48,258	26,485
Corporate and other operating expenses	11,540	2,961
Interest expense	505	191

Income before income taxes	3,238	6,974
Income tax expense (benefit)	(3,556)	(1,849)

Net income	$6,794	$8,823

Per share data:
Net income
Basic	$0.27	$0.35

Diluted	$0.26	$0.35

Weighted-average number of shares outstanding
Basic	25,449,282	25,122,812

Diluted	25,641,741	25,278,907

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2015	2014
Net income	$6,794	$8,823

Other comprehensive income, net of taxes:
Unrealized holding gains (losses)	6,357	2,041
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	1	(1)
Reclassification adjustment for gains included in net income	(1,799)	(4,032)
Unrealized foreign currency translation gains (losses)	(238)	16

Other comprehensive income (loss), net of taxes	4,321	(1,976)

Comprehensive income, net of taxes	$11,115	$6,847

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2015	Year Ended December 31, 2014
Number of A ordinary shares issued:
Number at beginning of period	16,331,577	16,200,406
Ordinary shares issued under share incentive plans	135,370	94,563
Ordinary shares issued to directors	9,247	36,608
Ordinary shares issued in connection with American Reliable Acquisition	267,702	—

Number at end of period	16,743,896	16,331,577

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,590	$516,653
Share compensation plans	7,639	2,900
Tax benefit on share-based compensation expense	57	37

Balance at end of period	$527,286	$519,590

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$23,384	$54,028
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	4,558	(30,299)
Change in other than temporary impairment losses recognized in other comprehensive income	1	(4)
Unrealized foreign currency translation gains (losses)	(238)	(341)

Other comprehensive income (loss)	4,321	(30,644)

Balance at end of period	$27,705	$23,384

Retained earnings:
Balance at beginning of period	$466,717	$403,861
Net income	6,794	62,856

Balance at end of period	$473,511	$466,717

Number of Treasury Shares:
Number at beginning of period	3,064,815	3,059,371
A ordinary shares purchased	11,299	5,444

Number at end of period	3,076,114	3,064,815

Treasury Shares, at cost:
Balance at beginning of period	$(101,404)	$(101,265)
A ordinary shares purchased, at cost	(317)	(139)

Balance at end of period	$(101,721)	$(101,404)

Total shareholders’ equity	$926,784	$908,290

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,794	$8,823
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of value of business acquired	11,309	—
Amortization and depreciation	1,109	895
Restricted stock and stock option expense	7,639	813
Deferred federal income taxes	(4,757)	(1,643)
Amortization of bond premium and discount, net	3,712	1,848
Net realized investment loss	2,970	813
Equity in the earnings of a partnership	(253)	—
Changes in:
Premiums receivable, net	17,595	(7,965)
Reinsurance receivables, net	(7,140)	(1,080)
Funds held by ceding insurers	1,390	(5,102)
Unpaid losses and loss adjustment expenses	5,693	(419)
Unearned premiums	(9,664)	4,959
Ceded balances payable	(3,510)	(2,458)
Other assets and liabilities, net	(17,355)	(5,606)
Contingent commissions	(5,353)	(858)
Federal income tax receivable/payable	1,116	(2,017)
Deferred acquisition costs, net	(13,990)	(2,060)
Prepaid reinsurance premiums	8,431	359

Net cash provided by (used for) operating activities	5,736	(10,698)

Cash flows from investing activities:
Cash release from escrow for business acquisition	113,696	—
Acquisition of business, net of cash acquired	(92,336)	—
Proceeds from sale of fixed maturities	108,120	95,289
Proceeds from sale of equity securities	6,509	10,702
Proceeds from sale of preferred stock	1,540	—
Proceeds from maturity of fixed maturities	77,390	32,095
Proceeds from limited partnership distribution	4,287	—
Amounts paid in connection with derivatives	(5,674)	(5,636)
Purchases of fixed maturities	(237,444)	(113,406)
Purchases of equity securities	(5,817)	(12,375)
Purchases of other invested assets	—	(2,101)

Net cash provided by (used for) investing activities	(29,729)	4,568

Cash flows from financing activities:
Net borrowings under margin borrowing facilities	32,572	—
Tax benefit on share-based compensation expense	57	—
Purchase of A ordinary shares	(317)	(139)

Net cash provided by (used for) financing activities	32,312	(139)

Net change in cash and cash equivalents	8,319	(6,269)
Cash and cash equivalents at beginning of period	58,823	105,492

Cash and cash equivalents at end of period	$67,142	$99,223

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

1. Principles of Consolidation and Basis of Presentation

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland. Global Indemnity replaced the Company’s predecessor, United America Indemnity, Ltd., as the ultimate parent company as a result of a re-domestication transaction in July, 2010. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the trading symbol “GBLI.”

Starting in the 1st quarter of 2015, the Company manages its business through three business segments: Commercial Lines, managed in Bala Cynwyd, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs, Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage, and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations. See Note 14 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2015 and 2014 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Acquisition

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable Insurance Company (“American Reliable”) from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming $284.3 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Stock Purchase Agreement, the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the Agreement, on the third calendar year following the calendar year of the Closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Insurance Company. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Insurance Company will pay the variance to Global Indemnity Group, Inc. The Company’s current estimate of the purchase price, based on available financial information, is approximately $105.5 million.

The results of American Reliable’s operations have been included in the Company’s consolidated financial statements since the date of acquisition on January 1, 2015.

The purchase of American Reliable expands Global Indemnity’s product offerings. American Reliable is a specialty company that distributes personal lines products written on an admitted basis that are unusual and harder to place. It complements Global Indemnity’s existing US Insurance Operations that primarily distribute commercial lines products on an excess and surplus lines basis.

American Reliable is domiciled in Arizona and as such is subject to its state insurance department regulations.

GLOBAL INDEMNITY PLC

American Reliable had total revenues of $65.3 million and pre-tax income of $6.6 million for the quarter ended March 31, 2015. These amounts are included in the Company’s results of operations for the quarter ended March 31, 2015.

The following table presents the Company’s unaudited pro forma consolidated results of operations for the quarters ended March 31, 2015 and 2014 as if the acquisition had occurred on January 1, 2014 instead of January 1, 2015.

	Pro Forma
	Quarters Ended March 31,
(Dollars in thousands except per share data)	2015	2014
Total Revenue	$133,160	$139,490
Net Income	$12,189	$7,880
Net Income per share	$0.48	$0.31

The pro forma results were calculated by applying the Company’s accounting policies and adjusting the result of American Reliable to reflect (i) impact of intercompany reinsurance with GI Re, (ii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition, (iii) impact on investment income from the acquisition date adjustments to fair value of investments, (iv) impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets (v) impact of transaction costs related to the acquisition and (vi) the tax effects of the above adjustments.

The pro forma results do not include any anticipated cost synergies or other effects of the integration of American Reliable. Such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of the combined company.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
ASSETS:
Investments	$226,458
Cash and cash equivalents	21,360
Premiums receivables, net	25,941
Accounts receivable	17,323
Reinsurance receivables	12,723
Prepaid Reinsurance Premiums	43,506
Intangible assets	32,500
Deferred federal income taxes	1,179
Other assets	6,550

Total assets	387,540

LIABILITIES:
Unearned premiums	172,234
Unpaid losses and loss adjustment expenses	88,954
Reinsurance balances payable	13,219
Contingent commission	3,876
Other liabilities	5,985

Total liabilities	284,268

Estimated fair value of net assets acquired	103,272
Purchase price	105,463

Goodwill	$2,191

The Company is still in the process of valuing the assets acquired and liabilities assumed, as a result, the allocation of the acquisition consideration is subject to change.

The transaction is being accounted for using the purchase method of accounting. The assets and liabilities acquired by the Company were adjusted to estimated fair value. The $2.2 million excess of cash and acquisition cost over the estimated fair value of assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually.

GLOBAL INDEMNITY PLC

Goodwill of $2.2 million, arising from the acquisition, consists largely of the synergies and economies of scales expected from combining the operations of Global Indemnity and American Reliable. The Company has determined that the goodwill of $2.2 million will be assigned to the Personal Lines segment. There is no tax goodwill.

An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $32.5 million with values assigned as follows:

(Dollars in thousands) Description	Useful Life	Amount
State insurance licenses	Indefinite	$5,000
Value of business acquired	< 1 year	26,000
Agent relationships	10 years	900
Trade name	7 - 8 years	600

		$32,500

Intangible assets arising from the acquisition will be deductible for income tax purposes over 15 years.

The fair value, gross contractual amounts due, and contractual cash flows not expected to be collected of acquired receivables are as follows:

(Dollars in thousands)	Fair Value	Gross Contractual Amounts Due	Contractual cash flows not expected to be collected
Premium receivables	$25,941	$26,896	$955
Accounts receivable	17,323	17,323	—
Reinsurance receivables	12,723	12,723	—

In connection with the acquisition, the Company agreed to pay to Fox Paine & Company, LLC (“Fox Paine”) an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the quarter ended March 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity will be issued. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 10 for additional information on Fox Paine’s voting power.

Additional costs, mainly professional fees, of $5.1 million were incurred in connection with the acquisition of American Reliable. Of this amount, $3.3 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2014 and $1.8 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operation during the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, the Company paid approximately $1.6 million in employee compensation related cost, which were related to periods prior to the Acquisition. These costs were accrued by American Reliable and were included in the fair value of net assets acquired by Global Indemnity Group, Inc. on January 1, 2015.

Geographic Concentration

The following table sets forth the geographic distribution of American Reliable’s gross premiums written, excluding business that is ceded under a 100% quota share reinsurance agreement to American Bankers Insurance Company, for the year ended December 31, 2014:

GLOBAL INDEMNITY PLC

	Year Ended December 31, 2014
(Dollars in thousands)	Amount	Percent
Texas	$32,760	12.3%
California	25,556	9.6
North Carolina	23,040	8.7
Arizona	17,722	6.7
Louisiana	17,522	6.6
New York	13,408	5.0
Florida	12,361	4.6
Oklahoma	9,977	3.7
Georgia	8,768	3.3
New Jersey	6,925	2.6

Subtotal	168,039	63.1
All other states	98,264	36.9

Total	$266,303	100.0%

Marketing and Distribution

American Reliable distributes its insurance products primarily through a group of approximately 290 general and specialty agents and 332 direct agents in Arizona and New Mexico. Of the Company’s non-affiliated general and specialty agents, the top five accounted for 23.9% of American Reliable’s gross premiums written for the year ended December 31, 2014. One agency represented 6.8% of American Reliable’s gross premiums written for the year ended December 31, 2014. There is no agency which accounted for more than 10.0% of American Reliable’s revenue for the year ended December 31, 2014.

Dividend Limitations

The maximum amount of dividends, which can be paid by Arizona domiciled insurance companies without prior approval of the Director of Insurance, is subject to certain regulatory restrictions relating to statutory surplus. Specifically, an insurance company may pay dividends equal to the lesser of net income or 10% of its statutory surplus without specific approval from the Director. A dividend is considered extraordinary when the amount of the dividend, combined with all other dividends or distributions made within the preceding twelve months exceeds the lesser of either 10% of such insurer’s surplus as regards to policyholders as of the thirty-first day of December next preceding, or the net income for the twelve month period ending the thirty-first day of December next preceding. Until the closing balance sheet is finalized, the maximum amount of the dividend that could be paid by American Reliable cannot be determined.

Reinsurance

As a result of the acquisition, the following reinsurance treaties were entered into:

Earthquake Property Catastrophe Excess of Loss – Effective January 1, 2015, the Company purchased an earthquake property catastrophe excess of loss treaty which provides occurrence coverage for earthquake catastrophe losses of $30 million in excess of $5 million for American Reliable property business. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated.

American Reliable Property Per Risk Excess of Loss – Effective January 1, 2015, American Reliable renewed its property per risk excess of loss treaty covering business underwritten by American Reliable. This treaty provides coverage in two layers: $1 million per risk in excess of $1 million per risk, and $3 million per risk in excess of $2 million per risk. The first layer is subject to a $2 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $6 million limit for all risks involved in one loss occurrence.

100% Ceded Quota Share to American Bankers – Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities to American Bankers Insurance Company related to certain business not included in the acquisition of American Reliable. American Reliable recorded ceded written premiums of $10.1 million and ceded earned premiums of $18.8 million to American Bankers Insurance Company for the quarter ended March 31, 2015.

GLOBAL INDEMNITY PLC

100% Assumed Quota Share from American Bankers – Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various reinsurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable. American Reliable recorded assumed written premiums of $23.3 million and ceded earned premiums of $23.6 million from insurance companies owned by Assurant, Inc. for the quarter ended March 31, 2015.

The effect of reinsurance on premiums written and earned by American Reliable is as follows:

(Dollars in thousands)	Written	Earned
For the quarter ended March 31, 2015:
Direct business	$49,836	$60,994
Reinsurance assumed	23,375	23,699
Reinsurance ceded	(12,555)	(21,270)

Net premiums	$60,656	$63,423

Commitments

As a result of the acquisition, the Company assumed operating leases related to the operations of American Reliable. Rental expense under these operating leases was $0.3 million for the quarter ended March 31, 2015. At March 31, 2015, future minimum cash payments under non-cancelable operating leases related to the operations of American Reliable were as follows:

(Dollars in thousands)
2015	$930
2016	817
2017	780
2018	572

Total	$3,099

At the time of the acquisition, one of the Company’s policy administration systems was under development. In April, 2015, the Company entered into an agreement with an unrelated third party to build out a rate, quote, bind and issue application for the Company’s agriculture products. This project has an estimated cost of approximately $2.6 million plus reimbursable travel and related expenses.

3. Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2015
Fixed maturities:
U.S. treasury and agency obligations	$92,814	$2,284	$(24)	$95,074	$—
Obligations of states and political subdivisions	224,850	4,172	(67)	228,955	—
Mortgage-backed securities	212,264	4,338	(279)	216,323	(3)
Asset-backed securities	256,425	1,401	(186)	257,640	(13)
Commercial mortgage-backed securities	169,826	300	(578)	169,548	—
Corporate bonds	473,526	5,021	(84)	478,463	—
Foreign corporate bonds	130,735	1,086	(487)	131,334	—

Total fixed maturities	1,560,440	18,602	(1,705)	1,577,337	(16)
Common stock	100,818	24,480	(3,842)	121,456	—
Other invested assets	28,887	1,105	—	29,992	—

Total	$1,690,145	$44,187	$(5,547)	$1,728,785	$(16)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2014
Fixed maturities:
U.S. treasury and agency obligations	$78,569	$2,281	$(83)	$80,767	$—
Obligations of states and political subdivisions	188,452	3,718	(697)	191,473	—
Mortgage-backed securities	205,814	3,709	(764)	208,759	(4)
Asset-backed securities	177,853	713	(303)	178,263	(13)
Commercial mortgage-backed securities	133,984	21	(847)	133,158	—
Corporate bonds	380,704	3,421	(709)	383,416	—
Foreign corporate bonds	107,572	625	(558)	107,639	—

Total fixed maturities	1,272,948	14,488	(3,961)	1,283,475	(17)
Common stock	99,297	25,689	(2,938)	122,048	—
Other invested assets	33,174	489	—	33,663	—

Total	$1,405,419	$40,666	$(6,899)	$1,439,186	$(17)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at March 31, 2015 or December 31, 2014.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$147,920	$149,345
Due in one year through five years	670,004	677,567
Due in five years through ten years	74,459	76,607
Due in ten years through fifteen years	9,355	9,872
Due after fifteen years	20,187	20,435
Mortgage-backed securities	212,264	216,323
Asset-backed securities	256,425	257,640
Commercial mortgage-backed securities	169,826	169,548

Total	$1,560,440	$1,577,337

GLOBAL INDEMNITY PLC

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2015:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$10,000	$—	$3,394	$(24)	$13,394	$(24)
Obligations of states and political subdivisions	3,557	(3)	11,680	(64)	15,237	(67)
Mortgage-backed securities	25,240	(139)	19,691	(140)	44,931	(279)
Asset-backed securities	77,970	(186)	—	—	77,970	(186)
Commercial mortgage-backed securities	87,170	(467)	11,722	(111)	98,892	(578)
Corporate bonds	47,209	(67)	2,978	(17)	50,187	(84)
Foreign corporate bonds	29,225	(487)	—	—	29,225	(487)

Total fixed maturities	280,371	(1,349)	49,465	(356)	329,836	(1,705)
Common stock	22,967	(3,815)	144	(27)	23,111	(3,842)

Total	$303,338	$(5,164)	$49,609	$(383)	$352,947	$(5,547)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY PLC

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2015, gross unrealized losses related to U.S. treasury and agency obligations were $0.024 million. With the exception of less than $0.001 million, all unrealized losses have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of March 31, 2015, gross unrealized losses related to obligations of states and political subdivisions were $0.067 million. Of this amount, $0.064 million have been in an unrealized loss position for twelve months or greater and are rated A or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of March 31, 2015, gross unrealized losses related to mortgage-backed securities were $0.279 million. Of this amount, $0.140 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) – As of March 31, 2015, gross unrealized losses related to asset backed securities were $0.186 million. All unrealized losses have been in an unrealized loss position for less than 12 months and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 21.0. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

GLOBAL INDEMNITY PLC

Commercial mortgage-backed securities (“CMBS”) – As of March 31, 2015, gross unrealized losses related to the CMBS portfolio were $0.578 million. Of this amount, $0.111 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 35.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds – As of March 31, 2015, gross unrealized losses related to corporate bonds were $0.084 million. Of this amount, $0.017 million have been in an unrealized loss position for twelve months or greater and are rated BBB or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of March 31, 2015, gross unrealized losses related to foreign bonds were $0.487 million. All unrealized losses have been in an unrealized loss position for less than twelve months. 92.5% of the securities in an unrealized loss position are rated investment grade. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of March 31, 2015, gross unrealized losses related to common stock were $3.842 million. Of this amount, $0.027 million has been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2015 and 2014:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Fixed maturities:
OTTI losses, gross	$(10)	$(25)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—

Net impairment losses on fixed maturities recognized in earnings	(10)	(25)
Equity securities	(331)	—

Total	$(341)	$(25)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters ended March 31, 2015 and 2014 for which a portion of the OTTI loss was recognized in other comprehensive income.

GLOBAL INDEMNITY PLC

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$50	$54
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—

Balance at end of period	$50	$54

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Net unrealized gains from:
Fixed maturities	$16,897	$10,527
Common stock	20,638	22,751
Other	709	369
Deferred taxes	(10,539)	(10,263)

Accumulated other comprehensive income, net of tax	$27,705	$23,384

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2015 and 2014:

Quarter Ended March 31, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive income (loss) before reclassification	6,441	(321)	6,120
Amounts reclassified from accumulated other comprehensive income (loss)	(1,882)	83	(1,799)

Other comprehensive income (loss)	4,559	(238)	4,321

Ending balance	$28,206	$(501)	$27,705

Quarter Ended March 31, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,950	$78	$54,028
Other comprehensive income before reclassification	2,027	29	2,056
Amounts reclassified from accumulated other comprehensive loss	(4,019)	(13)	(4,032)

Other comprehensive income (loss)	(1,992)	16	(1,976)

Ending balance	$51,958	$94	$52,052

GLOBAL INDEMNITY PLC

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2015 and 2014 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended March 31,
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2015	2014
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(3,381)	$(5,534)
	Other than temporary impairment losses on investments	341	25

	Total before tax	(3,040)	(5,509)
	Income tax benefit	1,158	1,490

	Net of tax	$(1,882)	$(4,019)

Foreign Currency Items	Other net realized investment gains (losses)	$128	$(20)
	Income tax expense (benefit)	(45)	7

	Net of tax	$83	$(13)

Total reclassifications	Net of tax	$(1,799)	$(4,032)

Net Realized Investment Gains

The components of net realized investment gains for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Fixed maturities:
Gross realized gains	$733	$1,671
Gross realized losses	(131)	(131)

Net realized gains	602	1,540

Common stock:
Gross realized gains	2,552	4,007
Gross realized losses	(338)	(18)

Net realized gains	2,214	3,989

Preferred stock:
Gross realized gains	96	—
Gross realized losses	—	—

Net realized gains (losses)	96	—

Derivatives:
Gross realized gains	—	—
Gross realized losses	(5,882)	(6,342)

Net realized losses	(5,882)	(6,342)

Total net realized investment gains	$(2,970)	$(813)

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Fixed maturities	$108,120	$95,289
Equity securities	6,509	10,702
Preferred stock	1,540	—

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Fixed maturities	$8,014	$7,255
Equity securities	792	2,140
Cash and cash equivalents	18	18
Other invested assets	253	—

Total investment income	9,077	9,413
Investment expense	(836)	(1,129)

Net investment income	$8,241	$8,284

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Net investment income	$8,241	$8,284

Net realized investment (losses)	(2,970)	(813)
Change in unrealized investment gains (losses)	4,597	(2,571)

Net realized and unrealized investment returns	1,627	(3,384)

Total investment return	$9,868	$4,900

Total investment return % (1)	0.6%	0.3%

Average investment portfolio	$1,764,110	$1,560,464

(1)	Not annualized.

Insurance Enhanced Asset Backed and Credit Securities

As of March 31, 2015, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $47.6 million. Approximately $27.0 million of these securities were tax free municipal bonds, which represented approximately 1.5% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $14.4 million of these bonds are pre-refunded with U.S. treasury securities, of which $3.6 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $12.6 million of insurance enhanced municipal bonds, $1.8 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AAA	$1,244	$—
AA	519	1,244
BB	—	519

Total	$1,763	$1,763

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2015, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$2,032	$199	$—	$1,833
Assured Guaranty Corporation	4,270	538	—	3,732
Municipal Bond Insurance Association	8,067	2,817	—	5,250
Gov’t National Housing Association	555	—	555	—
Permanent School Fund Guaranty	1,244	—	1,244	—

Total backed by financial guarantors	16,168	3,554	1,799	10,815
Other credit enhanced municipal bonds	10,816	10,816	—	—

Total	$26,984	$14,370	$1,799	$10,815

In addition to the tax-free municipal bonds, the Company held $20.6 million of asset-backed and taxable municipal bonds, which represented approximately 1.2% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $20.6 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($11.5 million), Ambac ($1.6 million), and Assured Guaranty Corporation ($7.2 million), Financial Guaranty Insurance Group ($0.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2015.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of March 31, 2015 and December 31, 2014:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2015	December 31, 2014
On deposit with governmental authorities	$39,845	$32,790
Intercompany trusts held for the benefit of U.S. policyholders	540,193	495,301
Held in trust pursuant to third party requirements	95,215	95,828
Letter of credit held for third party requirements	6,237	9,340
Securities held as collateral for borrowing arrangements (1)	265,337	222,809

Total	$946,827	$856,068

(1)	Amount required to collateralize margin borrowing facilities.

4. Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

GLOBAL INDEMNITY PLC

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)		March 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(18,154)	$200,000	$(13,675)

The following table summarizes the net losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2015 and 2014:

		Quarter Ended March 31,
(Dollars in thousands)	Statement of Operations Line	2015	2014
Interest rate swap agreements	Other net realized investment losses	$(5,882)	$(6,342)

As of March 31, 2015, the Company is due receivables of $6.1 million for collateral posted and $18.9 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY PLC

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$85,008	$10,066	$—	$95,074
Obligations of states and political subdivisions	—	228,955	—	228,955
Mortgage-backed securities	—	216,323	—	216,323
Commercial mortgage-backed securities	—	169,548	—	169,548
Asset-backed securities	—	257,640	—	257,640
Corporate bonds	—	478,463	—	478,463
Foreign corporate bonds	—	131,334	—	131,334

Total fixed maturities	85,008	1,492,329	—	1,577,337
Common stock	121,456	—	—	121,456
Other invested assets	—	—	29,992	29,992

Total assets measured at fair value	$206,464	$1,492,329	$29,992	$1,728,785

Liabilities:
Derivative instruments	$—	$18,154	$—	$18,154

Total liabilities measured at fair value	$—	$18,154	$—	$18,154

As of December 31, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$74,765	$6,002	$—	$80,767
Obligations of states and political subdivisions	—	191,473	—	191,473
Mortgage-backed securities	—	208,759	—	208,759
Commercial mortgage-backed securities	—	133,158	—	133,158
Asset-backed securities	—	178,263	—	178,263
Corporate bonds	—	383,416	—	383,416
Foreign corporate bonds	—	107,639	—	107,639

Total fixed maturities	74,765	1,208,710	—	1,283,475
Common stock	122,048	—	—	122,048
Other invested assets	—	—	33,663	33,663

Total assets measured at fair value	$196,813	$1,208,710	$33,663	$1,439,186

Liabilities:
Derivative instruments	$—	$13,675	$—	$13,675

Total liabilities measured at fair value	$—	$13,675	$—	$13,675

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

GLOBAL INDEMNITY PLC

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2015 or 2014.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2015 and 2014:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Beginning balance	$33,663	$3,489
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	363	(226)
Investment Income:
Equity in Limited Partnership	253	—
Purchases	—	2,101
Distributions	(4,287)	—

Ending balance	$29,992	$5,364

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value, typically on a quarter lag, as a practical expedient for the limited partnerships.

The Company uses the equity method to account for an investment in a limited partnership where its ownership interest exceeded 3%. The equity method of accounting for an investment in a limited partnership requires changes in fair market value to be reflected in the income statement. The Company will record the changes in fair market value for investments in limited partnerships accounted for under the equity method to investment income. The change in fair market value included in investment income for this limited partnership during the first quarter of 2015 was $0.3 million.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at March 31, 2015 and December 31, 2014 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,230	$2,391	$3,401	$2,436
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	26,762	23,564	30,262	20,064

Total	$29,992	$25,955	$33,663	$22,500

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

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

During the quarters ended March 31, 2015 and 2014, the Company has not adjusted quotes or prices obtained from the pricing vendors.

GLOBAL INDEMNITY PLC

6. Income Taxes

The statutory income tax rates of the countries where the Company does business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 29.22% in the Duchy of Luxembourg, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”) and the Insurance Operations, for the quarters ended March 31, 2015 and 2014 were as follows:

Quarter Ended March 31, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$138,796	$123,004	$(118,931)	$142,869

Net premiums written	$138,757	$(12,653)	$—	$126,104

Net premiums earned	$71,664	$55,673	$—	$127,337
Net investment income	10,182	4,486	(6,427)	8,241
Net realized investment losses	(269)	(2,701)	—	(2,970)
Other income (loss)	(79)	631	—	552

Total revenues	81,498	58,089	(6,427)	133,160
Losses and Expenses:
Net losses and loss adjustment expenses	36,184	33,435	—	69,619
Acquisition costs and other underwriting expenses	30,294	17,964	—	48,258
Corporate and other operating expenses	2,081	9,459	—	11,540
Interest expense	394	6,538	(6,427)	505

Income (loss) before income taxes	$12,545	$(9,307)	$—	$3,238

Quarter Ended March 31, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$49,999	$52,992	$(25,794)	$77,197

Net premiums written	$49,999	$22,862	$—	$72,861

Net premiums earned	$42,354	$25,190	$—	$67,544
Net investment income	7,651	5,420	(4,787)	8,284
Net realized investment gains (losses)	1,252	(2,065)	—	(813)
Other income	2	166	—	168

Total revenues	51,259	28,711	(4,787)	75,183
Losses and Expenses:
Net losses and loss adjustment expenses	19,958	18,614	—	38,572
Acquisition costs and other underwriting expenses	17,794	8,691	—	26,485
Corporate and other operating expenses	1,367	1,594	—	2,961
Interest expense	240	4,738	(4,787)	191

Income (loss) before income taxes	$11,900	$(4,926)	$—	$6,974

GLOBAL INDEMNITY PLC

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Current income tax expense (benefit):
Foreign	$91	$64
U.S. Federal	1,110	(270)

Total current income tax expense (benefit)	1,201	(206)

Deferred income tax expense (benefit):
U.S. Federal	(4,757)	(1,643)

Total deferred income tax expense (benefit)	(4,757)	(1,643)

Total income tax expense (benefit)	$(3,556)	$(1,849)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2015		2014
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(3,167)	(97.8%)	$(1,662)	(23.8%)
Adjustments:
Tax exempt interest	(136)	(4.2)	(215)	(3.1)
Dividend exclusion	(155)	(4.8)	(478)	(6.9)
Effective tax rate adjustment	—	—	501	7.2
Other	(98)	(3.0)	5	0.1

Actual tax on continuing operations	$(3,556)	(109.8%)	$(1,849)	(26.5%)

The effective income tax benefit rate for the quarter ended March 31, 2015 was 109.8%, compared to an effective income tax benefit rate of 26.5%, for the quarter ended March 31, 2014. The increase in the effective income tax benefit rate is primarily due to acquisition expenses for American Reliable during the quarter ended March 31, 2015. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

GLOBAL INDEMNITY PLC

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at March 31, 2015 and December 31, 2014 are presented below:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$8,537	$7,492
Unearned premiums	7,642	3,409
Alternative minimum tax credit carryover	9,860	10,473
Partnership K1 basis differences	145	145
Capital gain on derivative instruments	6,354	4,786
Investment impairments	476	379
Stock options	2,076	2,048
Deferred acquisition costs	4,628	187
Stat-to-GAAP reinsurance reserve	1,424	1,424
Intercompany transfers	1,849	1,919
Other	4,298	3,050

Total deferred tax assets	47,289	35,312

Deferred tax liabilities:
Intangible assets	8,989	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	10,539	10,263
Investment basis differences	853	692
Depreciation and amortization	72	16
Other	926	871

Total deferred tax liabilities	21,379	15,062

Total net deferred tax assets	$25,910	$20,250

Management believes it is more likely than not that the deferred tax assets will be fully utilized in future years. As a result, the Company has not recorded a valuation allowance at March 31, 2015 and December 31, 2014.

The Company has an alternative minimum tax credit carry forward of $9.9 million and $10.5 million as of March 31, 2015 and December 31, 2014, respectively, which can be carried forward indefinitely. The company has no net operating loss (“NOL”) carryforward as of March 31, 2015 or December 31, 2014.

GLOBAL INDEMNITY PLC

7. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$675,472	$779,466
Less: Ceded reinsurance receivables	(123,201)	(192,491)

Net balance at beginning of period	552,271	586,975
Purchased reserves gross	90,645	—
Less: Purchased reserves ceded	(11,681)	—

Purchased reserves,net	78,964	—

Incurred losses and loss adjustment expenses related to:
Current year	73,114	40,666
Prior years	(3,495)	(2,094)

Total incurred losses and loss adjustment expenses	69,619	38,572

Paid losses and loss adjustment expenses related to:
Current year	14,682	8,212
Prior years	56,561	33,821

Total paid losses and loss adjustment expenses	71,243	42,033

Net balance at end of period	629,611	583,514
Plus: Ceded reinsurance receivables	140,508	195,533

Balance at end of period	$770,119	$779,047

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2015, the Company decreased its prior accident year loss reserves by $3.5 million, which consisted of a $2.0 million decrease related to Commercial Lines and a $1.5 million decrease related to Reinsurance Operations.

The $2.0 million decrease related to Commercial Lines primarily consisted of the following:

•	Property: A $1.0 million reduction primarily due to severity and frequency emerging less than expected for in accident years 2011 through 2014.

•	Umbrella: $0.3 million decrease primarily due to emergence continuing to be better than anticipated in accident years 2003 through 2005.

•	General Liability: A $0.8 million decrease primarily due to the reduction of a reinsurance reserve resulting from the collection of two disputed balances.

The $1.5 million decrease related to Reinsurance Operations was primarily due to less severity on property than expected in accident years 2011 through 2014.

In the first quarter of 2014, the Company reduced its prior accident year loss reserves by $2.1 million, which consisted of a $2.0 million decrease related to Commercial Lines and a $0.1 million decrease related to Reinsurance Operations.

The $2.0 million decrease related to Commercial Lines primarily consisted of the following:

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

GLOBAL INDEMNITY PLC

8. Debt

The amount outstanding on the Company’s margin borrowing facilities was $207.2 million and $174.7 million as of March 31, 2015 and December 31, 2014, respectively. The borrowing rate for each facility is tied to LIBOR and is currently approximately 1%. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of March 31, 2015, approximately $265.3 million in securities were deposited as collateral to support the borrowing.

9. Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2015:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program
January 1-31, 2015	9,009	(2)	$28.37	—
March 1-31, 2015	2,290	(2)	$26.98	—

Total	11,299		$28.09	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2014:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program
January 1-31, 2014	3,644	(2)	$25.30	—
February 1-28, 2014	362	(2)	$24.00	—
March 1-31, 2014	1,438	(2)	$26.23	—

Total	5,444		$25.46	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Please see Note 11 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2014 Annual Report on Form 10-K for more information on the Company’s repurchase program.

10. Related Party Transactions

Fox Paine & Company

As of March 31, 2015, Fox Paine beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

At March 31, 2015 and December 31, 2014, Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the

GLOBAL INDEMNITY PLC

predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.2 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Company had an unfunded capital commitment of $2.4 million to the partnership. During the quarter ended March 31, 2015, the Company received a distribution of $0.8 million. There were no distributions received from the limited partnership during 2014.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million in each of the quarters ended March 31, 2015 and 2014 as part of the annual management fee paid to Fox Paine. As of March 31, 2015 and December 31, 2014, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $1.1 million and $0.6 million, respectively.

In connection with the acquisition, the Company agreed to pay to Fox Paine & Company, LLC (“Fox Paine”) an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the quarter ended March 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity will be issued. These shares will be registered but cannot be sold until the earlier of five years or a change of control.

Cozen O’Connor

The Company incurred $0.1 million and $0.03 million for legal services rendered by Cozen O’Connor during the quarters ended March 31, 2015 and 2014, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

During each of the quarters ended March 31, 2015 and 2014, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014
Assumed earned premium	$1,803	$1,014
Assumed losses and loss adjustment expenses	535	304

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Net receivable balance	$2,890	$2,897

GLOBAL INDEMNITY PLC

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

Commitments

The Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2015, the Company has funded $26.5 million of this commitment leaving $23.6 million as unfunded.

At March 31, 2015, the Company had an unfunded capital commitment of $2.4 million related to its investment in Fox Paine Capital Fund, II. See Note 10 for additional information on the Company’s investment in Fox Paine Capital Fund, II.

12. Share-Based Compensation Plans

On June 11, 2014, the Company’s Shareholders approved the Global Indemnity plc Share Incentive Plan (the “Plan”). The previous share incentive plan, which became effective in 2003, expired per its terms on September 5, 2013. The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. Under the Plan, the Company may issue up to 2.0 million A ordinary shares pursuant to awards granted under the Plan.

Options

During the quarter ended March 31, 2015, the company awarded 200,000 time based options under the plan. During the quarter ended March 31, 2014, the Company awarded 25,000 Time-Based Options under the Plan. No unvested stock options were forfeited during the quarters ended March 31, 2015 and 2014.

Restricted Shares

During the quarter ended March 31, 2015, the Company issued 138,507 A ordinary shares, with a weighted average grant date value of $28.37 per share, to key employees under the Plan.

During the quarter ended March 31, 2014, key employees of the Company earned 90,023 A ordinary shares, with a weighted average grant date value of $25.30 per share. These shares were approved and granted in the 2nd quarter, 2014.

Of the shares granted during the quarter ended March 31, 2015, 10,574 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 were granted to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

GLOBAL INDEMNITY PLC

Of the shares earned during the quarter ended March 31, 2014, 11,857 were earned by the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. The remaining 78,166 shares were earned by key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the quarters ended March 31, 2015 and 2014, the Company issued 9,247 and 8,928 A ordinary shares, respectively, at a weighted average grant date value of $27.75 and $26.34 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares issued to non-employee directors of the Company in 2015 and 2014 were fully vested but subject to certain restrictions. The 8,928 shares issued to non-employee directors of the Company in 2014 were earned but not granted during the quarter ended March 31, 2014 but were considered issued and outstanding for purposes of this financial statement. These shares were approved in the 2nd quarter of 2014.

13. Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended March 31,
except share and per share data)	2015	2014
Net income	$6,794	$8,823

Basic earnings per share:
Weighted average shares outstanding – basic	25,449,282	25,122,812

Net income per share	$0.27	$0.35

Diluted earnings per share:
Weighted average shares outstanding – diluted	25,641,741	25,278,907

Net income per share	$0.26	$0.35

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2015	2014
Weighted average shares for basic earnings per share	25,449,282	25,122,812
Non-vested restricted stock	90,475	64,847
Options	101,984	91,248

Weighted average shares for diluted earnings per share	25,641,741	25,278,907

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2015 and 2014 do not include 512,500 and 37,500 shares, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

14. Segment Information

The acquisition of American Reliable has impacted the way the Company manages and analyzes its operating results. The business acquired from American Reliable is considered to be a separate segment, Personal Lines. The Company now manages its business through three business segments: Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs, Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage, and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The following are tabulations of business segment information for the quarters ended March 31, 2015 and 2014.

Quarter Ended March 31, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$49,793		$73,211		$19,865		$142,869

Net premiums written	$45,622		$60,656		$19,826		$126,104

Net premiums earned	$50,714		$63,422		$13,201		$127,337
Other income	165		466		(79)		552

Total revenues	50,879		63,888		13,122		127,889

Losses and Expenses:
Net losses and loss adjustment expenses	29,603		35,918		4,098		69,619
Acquisition costs and other underwriting expenses	20,623	(3)	22,746	(4)	4,889		48,258

Income (loss) from segments	$653		$5,224		$4,135		$10,012

Unallocated Items:
Net investment income							8,241
Net realized investment losses							(2,970)
Corporate and other operating expenses							(11,540)
Interest expense							(505)

Income before income taxes							3,238
Income tax benefit							3,556

Net income							6,794

Total assets	$775,898		$509,841		$988,161	(5)	$2,273,900

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $268 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $317 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Quarter Ended March 31, 2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$52,992		$24,205		$77,197

Net premiums written	$48,656		$24,205		$72,861

Net premiums earned	$53,313		$14,231		$67,544
Other income	166		2		168

Total revenues	53,479		14,233		67,712
Losses and Expenses:
Net losses and loss adjustment expenses	33,597		4,975		38,572
Acquisition costs and other underwriting expenses	21,718	(3)	4,767		26,485

Income (loss) from segments	$(1,836)		$4,491		2,655

Unallocated Items:
Net investment income					8,284
Net realized investment losses					(813)
Corporate and other operating expenses					(2,961)
Interest expense					(191)

Income before income taxes					6,974
Income tax benefit					1,849

Net income					$8,823

Total assets	$1,256,009		$668,080	(4)	$1,924,089

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $280 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments

Acquisition of American Reliable Insurance Company

On January 1, 2015, Global Indemnity Group, Inc. completed its acquisition of American Reliable. The results of American Reliable’s operations are included in the Company’s consolidated financial statements since the date of acquisition on January 1, 2015. The business acquired from American Reliable is considered to be a separate segment, Personal Lines. For additional information related to the acquisition of American Reliable, see Note 2 and Note 14 of the notes to the consolidated financial statements in Item 1 of Part I as well as the “Overview” and “Results of Operations” sections below.

Overview

In connection with the acquisition of American Reliable, the Company reevaluated segment classifications and determined that the Company will operate and manage its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations.

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 110 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Lines operates predominantly in the excess and surplus lines marketplace. The Company manages it Commercial Lines segment via product classifications. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

The Company’s Personal Lines segment, via the American Reliable product classification, offers specialty personal lines and agricultural coverage through general and specialty agents.

GLOBAL INDEMNITY PLC

The Company’s Reinsurance Operations consisting solely of the operations of Global Indemnity Reinsurance, provides reinsurance solutions through brokers and on a direct basis. In prior years, the Company provided reinsurance solutions through program managers and primary writers, including regional insurance companies. Global Indemnity Reinsurance is a Bermuda based treaty reinsurer for specialty property and casualty insurance and reinsurance companies. Global Indemnity Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as prevailing market prices.

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses based on both internal and external actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees and salaries and benefits for company personnel whose services relate to the support of corporate activities. Interest expense is primarily comprised of amounts due on outstanding debt.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. Management is responsible for the final determination of loss reserve selections. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State and American Reliable. For further discussion about the Company’s product classifications, see “General – Business Segments—Insurance Operations” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

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

Generally, reserves for long-tail lines give more weight to the Expected Loss Ratio method in the more recent immature years. As the accident years mature, weight shifts to the Bornhuetter-Ferguson methods and eventually to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the shift from the Expected Loss Ratio method to the Bornhuetter-Ferguson methods to the Loss Development method may be more protracted than for most long tailed lines. Reserves for short-tail lines tend to make the shift across methods more quickly than the long tail lines.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. The Company continues to closely monitor its asbestos exposure and make adjustments where they are warranted.

GLOBAL INDEMNITY PLC

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

Management’s best estimate at March 31, 2015 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $770.1 million and $629.6 million, respectively, as of March 31, 2015. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2015 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	147,938	422,561	570,499
Personal Lines	32,706	73,161	105,867
Reinsurance Operations	35,935	57,818	93,753

Total	216,579	553,540	770,119

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	110,395	340,925	451,320
Personal Lines	31,834	53,072	84,906
Reinsurance Operations	35,935	57,450	93,385

Total	178,164	451,447	629,611

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $73.1 million for claims occurring during the three months ended March 31, 2015:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(10,600)	$(7,127)	$(3,655)	$(183)	$3,289
	-3%	(9,284)	(5,738)	(2,193)	1,352	4,898
	-2%	(8,626)	(5,044)	(1,462)	2,120	5,702
	-1%	(7,968)	(4,349)	(731)	2,887	6,506
	0%	(7,310)	(3,655)	—	3,655	7,310
	1%	(6,652)	(2,961)	731	4,423	8,114
	2%	(5,994)	(2,266)	1,462	5,190	8,918
	3%	(5,336)	(1,572)	2,193	5,958	9,722
	5%	(4,020)	(183)	3,655	7,493	11,331

The Company’s net reserves for losses and loss expenses of $629.6 million as of March 31, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY PLC

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables and includes adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral and payment history with the reinsurers are several of the factors that the Company considers when judging collectability. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay. If its reinsurers do not pay, the Company remains legally obligated to pay the loss.

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

For an analysis of the Company’s securities with gross unrealized losses as of March 31, 2015 and December 31, 2014, and for other than temporary impairment losses that the Company recorded for the quarters ended March 31, 2015 and 2014, please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Fair Value Measurements

The Company categorizes its invested assets and derivative instruments that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets.

The reported value of financial instruments not carried at fair value, principally cash and cash equivalents and margin borrowing facility, approximates fair value.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2015 or December 31, 2014. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

On an interim basis, the Company generally records its tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where the Company does business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including tax on net realized investment gains (losses) and discrete items by forecasted pre-tax income not including net realized investment gains (losses) and discrete items. Changes in pre-tax and taxable income in the jurisdictions where the Company does business can change the effective tax rate. To compute the Company’s income tax expense on an interim basis, the Company generally applies its expected full year effective tax rate against its pre-tax income excluding net realized investment gains (losses) and discrete items and then adds actual tax on net realized investment gains (losses) and discrete items to that result. However, when there is significant volatility in the expected tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

GLOBAL INDEMNITY PLC

The Company applies a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

Business Segments

The Company manages its business through three business segments: Personal Lines, Commercial Lines, and Reinsurance Operations.

The Company evaluates the performance of these three segments based on gross and net premiums written, revenues in the form of net premiums earned and expenses in the form of net losses and loss adjustment expenses, acquisition costs, and other underwriting expenses.

For a description of the Company’s segments, see Note 14 of the notes to the consolidated financial statements in Item 1 of Part I.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended March 31,
	2015	2014
Personal Lines premium written:
Gross premiums written	$73,211	$—
Ceded premiums written	12,555	—

Net premiums written	$60,656	$—

Commercial Lines premiums written:
Gross premiums written	$49,793	$52,992
Ceded premiums written	4,171	4,336

Net premiums written	$45,622	$48,656

Reinsurance Operations premiums written:
Gross premiums written	$19,865	$24,205
Ceded premiums written	39	—

Net premiums written	$19,826	$24,205

Revenues: (1)
Personal Lines	$63,888	$—
Commercial Lines	50,879	53,479
Reinsurance Operations	13,122	14,233

Total revenues	$127,889	$67,712

Expenses: (2)
Personal Lines (3)	$58,664	$—
Commercial Lines (4)	50,226	55,315
Reinsurance Operations	8,987	9,742

Total expenses	$117,877	$65,057

Income (loss) from segments:
Personal Lines	$5,224	$—
Commercial Lines	653	(1,836)
Reinsurance Operations	4,135	4,491

Total income (loss) from segments	$10,012	$2,655

Insurance combined ratio analysis: (5)
Personal Lines
Loss ratio	56.6	—
Expense ratio	35.9	—

Combined ratio	92.5	—

Commercial Line
Loss ratio	58.4	63.1
Expense ratio	40.7	40.7

Combined ratio	99.1	103.8

Reinsurance Operations
Loss ratio	31.1	35.0
Expense ratio	37.0	33.5

Combined ratio	68.1	68.5

Consolidated
Loss ratio	54.7	57.1
Expense ratio	37.9	39.2

Combined ratio	92.6	96.3

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $317 for the quarter ended March 31, 2015 related to cessions from the Company’s Personal Lines to the Company’s Reinsurance Operations.
(4)	Includes excise tax of $268 and $280 for the quarters ended March 31,2015 and 2014, respectively related to cessions from the Company’s Commercial Lines to the Company’s Reinsurance Operations.
(5)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended March 31, 2015 Compared with the Quarter Ended March 31, 2014

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		Increase / (Decrease)
	2015	2014 (1)	$	%
Gross premiums written	$73,211	$79,194	$(5,983)	(7.6%)

Net premiums written	$60,656	$59,488	$1,168	2.0%

Net premiums earned	$63,422	$61,757	$1,665	2.7%
Other income	466	532	(66)	(12.4%)

Total revenues	63,888	$62,289	1,599	2.6%
Losses and expenses:
Net losses and loss adjustment expenses	35,918	34,408	1,510	4.4%
Acquisition costs and other underwriting expenses (1)	22,746	25,556	(2,810)	(11.0%)

Income from segment	$5,224	$2,325	$2,899	124.7%

Underwriting Ratios:
Loss ratio:
Current accident year	56.6	55.7	0.9
Prior accident year	0.0	0.0	0.0

Calendar year loss ratio	56.6	55.7	0.9
Expense ratio	35.9	41.4	(5.5)

Combined ratio	92.5	97.1	(4.6)

(1)	Represent unaudited pro forma results of operation for the quarter ended March 31, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $73.2 million for the quarter ended March 31, 2015, compared with $79.2 million for the quarter ended March 31, 2014, a decrease of $6.0 million or 7.6%. The decrease is primarily due to a reduction in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY PLC

Net premiums written, which equal gross premiums written less ceded premiums written, were $60.7 million for the quarter ended March 31, 2015, compared with $59.5 million for the quarter ended March 31, 2014, an increase of $1.2 million or 2.0%. The ratio of net premiums written to gross premiums written was 82.9% for the quarter ended March 31, 2015 and 75.1% for the quarter ended March 31, 2014, an increase of 7.8 points.

Net premiums earned were $63.4 million for the quarter ended March 31, 2015, compared with $61.8 million for the quarter ended March 31, 2014, an increase of $1.7 million or 2.7%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended March 31, 2015 and 2014 were $54.2 million and $52.5 million, respectively. Casualty net premiums were $9.3 million in each of for the quarters ended March 31, 2015 and 2014.

Other Income

Other income was $0.5 million for each of the quarters ended March 31, 2015 and 2014. Other income is primarily comprised of fee income on policies issued and commission income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 56.6% for the quarter ended March 31, 2015 compared with 55.7% for the quarter ended March 31, 2014. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2015 was 56.6%, an increase of 0.9 points from 55.7%, for the quarter ended March 31, 2014:

•	The non-catastrophe loss ratio decreased 0.3 points from 52.7% in the quarter ended March 31, 2014 to 52.4% in the quarter ended March 31, 2015. Non-catastrophe losses were $33.2 million and $32.6 million for the quarters ended March 31, 2015 and 2014, respectively.

•	The catastrophe loss ratio increased 1.2 points from 3.0% in the quarter ended March 31, 2014 to 4.2% in the quarter ended March 31, 2015. Catastrophe losses were $2.7 million and $1.8 million for the quarters ended March 31, 2015 and 2014, respectively.

In the first quarter of 2015, the Company had no changes to prior accident year losses. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $22.7 million for the quarter ended March 31, 2015, compared with $25.6 million for the quarter ended March 31, 2014, a decrease of $2.8 million or 11.0%. The decrease is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 35.9% for the quarter ended March 31, 2015, compared with 41.4% for the quarter ended March 31, 2014. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

GLOBAL INDEMNITY PLC

The combined ratio for the Company’s Property Lines was 92.5% for the quarter ended March 31, 2015, compared with 97.1% for the quarter ended March 31, 2014. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (loss) from Segment

The factors described above resulted in income from the Company’s Personal Lines of $5.2 million for the quarter ended March 31, 2015, compared to income of $2.3 million for the quarter ended March 31, 2014.

Commercial Lines

The components of income (loss) from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		Increase / (Decrease)
	2015	2014	$	%
Gross premiums written	$49,793	$52,992	$(3,199)	(6.0%)

Net premiums written	$45,622	$48,656	$(3,034)	(6.2%)

Net premiums earned	$50,714	$53,313	$(2,599)	(4.9%)
Other income	165	166	(1)	(0.6%)

Total revenues	50,879	$53,479	(2,600)	(4.9%)
Losses and expenses:
Net losses and loss adjustment expenses	29,603	33,597	(3,994)	(11.9%)
Acquisition costs and other underwriting expenses (1)	20,623	21,718	(1,095)	(5.0%)

Loss from segment	$653	$(1,836)	$2,489	(135.6%)

Underwriting Ratios:
Loss ratio:
Current accident year	62.4	66.9	(4.5)
Prior accident year	(4.0)	(3.8)	(0.2)

Calendar year loss ratio	58.4	63.1	(4.7)
Expense ratio	40.7	40.7	0.0

Combined ratio	99.1	103.8	(4.7)

GLOBAL INDEMNITY PLC

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	103.1	107.6
Effect of prior accident year	(4.0)	(3.8)

Combined ratio	99.1	103.8

Loss ratio excluding the effect of prior accident year (3) (7)	62.4	66.9
Effect of prior accident year	(4.0)	(3.8)

Loss ratio	58.4	63.1

Property loss ratio excluding the effect of prior accident year (4) (7)	61.7	62.9
Effect of prior accident year	(3.2)	0.6

Property loss ratio	58.5	63.5

Casualty loss ratio excluding the effect of prior accident year (5) (7)	63.5	72.7
Effect of prior accident year	(5.3)	(10.3)

Casualty loss ratio	58.2	62.4

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	44.6	52.3
Effect of prior accident year	(3.0)	0.4

Non catastrophe property loss ratio	41.6	52.7

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	17.1	10.6
Effect of prior accident year	(0.2)	0.2

Catastrophe property loss ratio	16.9	10.8

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$13,896	16,528
Effect of prior accident year	(926)	120

Non catastrophe property losses	$12,970	16,648

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$5,311	3,340
Effect of prior accident year	(74)	70

Catastrophe property losses	$5,237	3,410

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$31,631	35,642
Effect of prior accident year	(2,028)	(2,045)

Net losses and loss adjustment expenses	$29,603	33,597

(1)	Includes excise tax of $268 and $280 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the quarters ended March 31, 2015 and 2014, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

GLOBAL INDEMNITY PLC

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$25,826	$24,480	$27,243	$26,889	$25,435	$26,201
Property Brokerage	8,341	6,786	8,632	8,863	7,521	8,357
Programs	14,624	13,460	13,676	15,486	14,108	13,956
Other	1,002	896	1,163	1,754	1,592	4,799

Total	$49,793	$45,622	$50,714	$52,992	$48,656	$53,313

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $49.8 million for the quarter ended March 31, 2015, compared with $53.0 million for the quarter ended March 31, 2014, a decrease of $3.2 million or 6.0%. The decrease is the result of several factors. The decline in small business and programs is due to the tightening of underwriting standards to limit concentration exposure. The decline in property brokerage is result of a more competitive market for large and midsize accounts. Commercial automobile, which is included in the other category, declined in an effort to trim unprofitable business.

Net premiums written, which equal gross premiums written less ceded premiums written, were $45.6 million for the quarter ended March 31, 2015, compared with $48.7 million for the quarter ended March 31, 2014, a decrease of $3.0 million or 6.2%. The decrease was primarily due to the reduction in gross premiums written as noted above. The ratio of net premiums written to gross premiums written was 91.6% for the quarter ended March 31, 2015 and 91.8% for the quarter ended March 31, 2014, a decrease of 0.2%.

Net premiums earned were $50.7 million for the quarter ended March 31, 2015, compared with $53.3 million for the quarter ended March 31, 2014, a decrease of $2.6 million or 4.9%. The decline in net premiums earned was primarily due to a reduction of net premiums written in previous years for commercial automobile in an effort trim unprofitable business. Property net premiums earned for the quarters ended March 31, 2015 and 201 were $31.1 million and $31.6 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2015 and 2014 were $19.6 million and $21.7 million, respectively.

Other Income

Other income was $0.2 million for each of the quarters ended March 31, 2015 and 2014. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Commercial Lines was 58.4% for the quarter ended March 31, 2015 compared with 63.1% for the quarter ended March 31, 2014. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2015 was 62.4%, an improvement of 4.5 points from 66.9%, for the quarter ended March 31, 2014:

•	The current accident year property loss ratio decreased 1.2 points from 62.9% in the quarter ended March 31, 2014 to 61.7% in the quarter ended March 31, 2015.

•	The non-catastrophe loss ratio improved by 7.7 points from 52.3% in the quarter ended March 31, 2014 to 44.6% in the quarter ended March 31, 2015. Non-catastrophe losses were $13.9 million and $16.5 million for the quarters ended March 31, 2015 and 2014, respectively.

•	The catastrophe loss ratio increased 6.5 points from 10.6% in the quarter ended March 31, 2014 to 17.1% in the quarter ended March 31, 2015. Catastrophe losses were $5.3 million and $3.3 million for the quarters ended March 31, 2015 and 2014, respectively.

•	The current accident year casualty loss ratio improved by 9.2 points from 72.7% in the quarter ended March 31, 2014 to 63.5% in the quarter ended March 31, 2015.

GLOBAL INDEMNITY PLC

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2015, the Company decreased its prior accident year loss reserves by $2.0 million, which primarily consisted of the following:

•	Property: A $1.0 million reduction primarily due to severity and frequency emerging less than expected for in accident years 2011 through 2014.

•	Umbrella: $0.3 million decrease primarily due to emergence continuing to be better than anticipated in accident years 2003 through 2005.

•	General Liability: A $0.8 million decrease primarily due to the reduction of a reinsurance reserve resulting from the collection of two disputed balances.

In the first quarter of 2014, the Company reduced its prior accident year loss reserves by $2.0 million, which primarily consisted of the following:

•	General Liability: A $0.9 million decrease primarily driven by better than expected experience in the active general liability lines in accident years 2005 to 2011 offset by strengthening of environmental losses.

•	Professional Liability: A $1.8 million decrease primarily driven by better than expected experience in the runoff of the professional liability lines in accident years 2005 to 2011.

•	Other lines: increased $0.7 million mainly in the 2011 accident year due to higher than expected emergence for discontinued lines. As a result, management increased loss reserves.

Net losses and loss adjustment expenses were $29.6 million for the quarter ended March 31, 2015, compared with $33.6 million for the quarter ended March 31, 2014, a decrease of $4.0 million or 11.9%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $31.6 million and $35.6 million for the quarters ended March 31, 2015 and 2014, respectively, a decrease of $4.0 million or 11.3%. This decrease is primarily attributable to a reduction in earned premium volume for commercial automobile.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.6 million for the quarter ended March 31, 2015, compared with $21.7 million for the quarter ended March 31, 2014, a decrease of $1.1 million or 5.0%. This decrease is primarily due to a reduction in net premiums earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 40.7% for both the quarters ended March 31, 2015 and 2014. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Commercial Lines was 99.1% for the quarter ended March 31, 2015, compared with 103.8% for the quarter ended March 31, 2014. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 107.6% for the quarter ended March 31, 2014 to 103.1% for the quarter ended March 31, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (loss) from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $0.7 million and a loss of $1.8 million for the quarters ended March 31, 2015 and 2014, respectively.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$19,865	$24,205	$(4,340)	(17.9%)

Net premiums written	$19,826	$24,205	$(4,379)	(18.1%)

Net premiums earned	$13,201	$14,231	$(1,030)	(7.2%)
Other loss	(79)	2	(81)	NM

Total revenues	13,122	$14,233	(1,111)	(7.8%)
Losses and expenses:
Net losses and loss adjustment expenses	4,098	4,975	(877)	(17.6%)
Acquisition costs and other underwriting expenses	4,889	4,767	122	2.6%

Income from segment	$4,135	$4,491	$(356)	(7.9%)

Underwriting Ratios:
Loss ratio:
Current accident year	42.2	35.3	6.9
Prior accident year	(11.1)	(0.3)	(10.8)

Calendar year loss ratio	31.1	35.0	(3.9)
Expense ratio	37.0	33.5	3.5

Combined ratio	68.1	68.5	(0.4)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	79.2	68.8
Effect of prior accident year	(11.1)	(0.3)

Combined ratio	68.1	68.5

Loss ratio excluding the effect of prior accident year (2) (4)	42.2	35.3
Effect of prior accident year	(11.1)	(0.3)

Loss ratio	31.1	35.0

Property loss ratio excluding the effect of prior accident year (5) (4)	39.0	34.8
Effect of prior accident year	(11.5)	(0.5)

Property loss ratio	27.5	34.3

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$5,565	5,024
Effect of prior accident year	(1,467)	(49)

Net losses and loss adjustment expenses	$4,098	4,975

NM – not meaningful

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $19.9 million for the quarter ended March 31, 2015, compared with $24.2 million for the quarter ended March 31, 2014, a decrease of $4.3 million or 17.9%. This decrease is mainly due to competition in the property catastrophe reinsurance marketplace. The market is more competitive than in 2014. Property rates are declining due to a large amount of capital in the market.

Net premiums written, which equal gross premiums written less ceded premiums written, were $19.8 million for the quarter ended March 31, 2015, compared with $24.2 million for the quarter ended March 31, 2014, a decrease of $4.4 million or 18.1%. This decrease is due to a decline in gross premiums written as noted above.

Net premiums earned were $13.2 million for the quarter ended March 31, 2015, compared with $14.2 million for the quarter ended March 31, 2014, a decrease of $1.0 million or 7.2%. Property net premiums earned for the quarters ended March 31, 2015 and 2014 were $12.8 million and $13.3 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2015 and 2014 were $0.4 million and $1.0 million, respectively.

Other Income (Loss)

Other income was comprised of loss of $0.08 million and income of less than $0.01 million for the quarters ended March 31, 2015 and 2014, respectively. Other income (loss) represents foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 31.1% for the quarter ended March 31, 2015 compared with 35.0% for the quarter ended March 31, 2014.

The current accident year loss ratio increased 6.9 points from 35.3% for the quarter ended March 31, 2014 to 42.2% for the quarter ended March 31, 2015 primarily due to a decline in net premiums earned as noted above. The property lines current accident year loss ratio increased to 39.0% for the quarter ended March 31, 2015 from 34.8% for the quarter ended March 31, 2014.

There was an decrease in net losses and loss adjustment expenses for prior accident years of $1.5 million in the quarter ended March 31, 2015, which reduced the loss ratio by 11.1 points, compared to a decrease in net losses and loss adjustment expenses for prior accident years of $0.05 million in the quarter ended March 31, 2014 which decreased the loss ratio by 0.3 points.

In the first quarter of 2015, the $1.5 million decrease in prior accident loss reserves was primarily due to less severity on property than expected in accident years 2011 through 2014.

In the first quarter of 2014, the $0.05 million decrease in prior accident loss reserves was primarily related to a reduction in accident years 2010 to 2013 for property treaties.

Net losses and loss adjustment expenses were $4.1 million for the quarter ended March 31, 2015, compared with $5.0 million for the quarter ended March 31, 2014, a decrease of $0.9 million or 17.6%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from 5.0 million for the quarter ended March 31, 2014 to $5.6 million for the quarter ended March 31, 2015. This is primarily attributable to an increase in property losses.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.9 million for the quarter ended March 31, 2015, compared with $4.8 million for the quarter ended March 31, 2014, an increase of $0.1 million or 2.6%.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 37.0% for the quarter ended March 31, 2015, compared 33.5% for the quarter ended March 31, 2014. The increase in the expense ratio is primarily due to an increase in contingent commissions due to improvements in prior year losses.

GLOBAL INDEMNITY PLC

The combined ratio for the Company’s Reinsurance Operations was 68.1% for the quarter ended March 31, 2015, compared with 68.5% for the quarter ended March 31, 2014. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 68.8% for the quarter ended March 31, 2014 to 79.2% for the quarter ended March 31, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $4.1 million for the quarter ended March 31, 2015 compared to income of $4.5 million for the quarter ended March 31, 2014, a decrease of $0.4 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Commercial Lines, Personal Lines, or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Net investment income	$8,241	$8,284	$(43)	(0.5%)
Net realized investment losses	(2,970)	(813)	2,157	265.3%
Corporate and other operating expenses	(11,540)	(2,961)	8,579	289.7%
Interest expense	(505)	(191)	314	164.4%
Income tax benefit	3,556	1,849	1,707	92.3%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $8.2 million for the quarter ended March 31, 2015, compared with $8.3 million for the quarter ended March 31, 2014, a decrease of $0.04 million or 0.5%.

•	Gross investment income, which excludes realized gains and losses, was $9.1 million for the quarter ended March 31, 2015, compared with $9.4 million for the quarter ended March 31, 2014, a decrease of $0.3 million or 3.6%. The decrease was primarily due to the redemption of the Company’s equity and corporate loans portfolios during 2014, partially offset by the acquisition of American Reliable’s fixed income portfolio.

•	Investment expenses were $0.8 million for the quarter ended March 31, 2015, compared with $1.1 million for the quarter ended March 31, 2014, a decrease of $0.3 million or 26.0%.

At March 31, 2015, the Company held agency mortgage-backed securities with a book value of $147.2 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.1 years as of March 31, 2015, compared with 2.0 years as of March 31, 2014. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.0 years as of March 31, 2015 compared with 1.8 years as of March 31, 2014. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2015, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% compared with 2.2% at March 31, 2014. The embedded book yield on the $229.0 million of municipal bonds in the Company’s portfolio was 2.4% at March 31, 2015, compared to an embedded book yield of 2.9% on the Company’s municipal bond portfolio of $180.3 million at March 31, 2014.

Net Realized Investment Losses

Net realized investment losses were $3.0 million for the quarter ended March 31, 2015, compared with $0.8 million for the quarter ended March 31, 2014. The net realized investment gains for 2015 consist primarily of net gains of $2.6 million relative to the Company’s equity securities and $0.6 million relative to its fixed maturities, offset by losses of $5.9 million relative to its interest rate swaps and other than temporary impairment losses of $0.3 million. The net realized investment losses for 2014 consist primarily of net gains of $1.5 million relative to the Company’s fixed maturities, $4.0 million relative to its equity securities, offset by losses of $6.3 million related to its interest rate swaps.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2015 and 2014.

GLOBAL INDEMNITY PLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $11.5 million for the quarter ended March 31, 2015, compared with $3.0 million for the quarter ended March 31, 2014, an increase of $8.6 million or 289.7%. The increase is primarily due to incurring cost of approximately $8.3 million in connection with the acquisition of American Reliable Insurance Company.

Interest Expense

Interest expense was $0.5 million and $0.2 million for the quarters ended March 31, 2015 and 2014, respectively, an increase of $0.3 million or 164.4%. This is primarily due to increasing the margin borrowing facility by $102 million. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $3.6 million for the quarter ended March 31, 2015 compared to an income tax benefit of $1.8 million for the quarter ended March 31, 2014. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income

The factors described above resulted in net income of $6.8 million and $8.8 million for the quarters ended March 31, 2015 and 2014, respectively, a decrease of $2.0 million or 23.0%.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its U.S. insurance companies: United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company; and its Reinsurance Operations: Global Indemnity Reinsurance.

The principal source of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses and share repurchases includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. On January 23, 2014, the U.S. insurance companies paid an extraordinary dividend to Global Indemnity Group, Inc. that aggregated to $200 million. The U.S. insurance companies, excluding American Reliable, were restricted from paying a dividend until after January 23, 2015 without regulatory approval. No dividends were declared or paid during the quarter ended March 31, 2015. See Note 17 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies, excluding American Reliable. See Note 2 of the notes to consolidated financial statements in Item 1 of Part I of this report for dividend limitations related to American Reliable.

GLOBAL INDEMNITY PLC

For 2015, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter ended March 31, 2015.

Cash Flows

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

The Company’s reconciliation of net income to cash used for operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities was $5.7 million and ($10.7) million for the quarters ended March 31, 2015 and 2014, respectively. The increase in operating cash flows of approximately $16.4 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2015	2014	Change
Net premiums collected	$150,343	$57,964	$92,379
Net losses paid	(71,066)	(40,071)	(30,995)
Underwriting and corporate expenses	(84,774)	(36,589)	(48,185)
Net investment income	11,663	9,983	1,680
Net federal income taxes paid	(29)	(1,811)	1,782
Interest paid	(401)	(174)	(227)

Net cash used for operating activities	$5,736	$(10,698)	$16,434

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

There have been no material changes to the Company’s liquidity during the quarter ended March 31, 2015. Please see Item 7 of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2015. Please see Item 7 of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s capital resources.

GLOBAL INDEMNITY PLC

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited partnerships, and unpaid losses and loss expense obligations. As of March 31, 2015, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

	Payment Due by Period
(Dollars in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$13,857	$3,292	$6,079	$4,437	$49
Commitments to fund limited partnerships	25,955	25,955	—	—	—
Unpaid losses and loss adjustment expenses obligations (2)	770,119	259,046	268,782	123,670	118,621

Total	$809,931	$288,293	$274,861	$128,107	$118,670

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in the Company’s 2014 Annual Report on Form 10-K. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

GLOBAL INDEMNITY PLC

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.2 years. Portfolio purchases during the quarter were focused within US Corporate bonds, ABS (asset-backed securities), and CMBS (commercial mortgage-backed securities). These purchases were funded primarily through maturities and paydowns. During the first quarter, the portfolio’s allocation to ABS increased.

There have been no other material changes to the Company’s market risk since December 31, 2014. Please see Item 7A of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. In accordance with SEC guidance, an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures for a period of no longer than one year from the date of the acquisition. The internal controls and procedures of American Reliable, which was acquired on January 1, 2015, were excluded from the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2015. However, certain functions and operations of American Reliable, which are corporate in nature and managed at the Company’s U.S. headquarters, such as those related to investments, corporate expenses and taxes, have operated under the Company’s existing control structure since the acquisition. Accordingly, the significance of the controls of the acquired business excluded from management’s evaluation of disclosure controls and procedures as of and for the quarter ended March 31, 2015 are represented by American Reliable’s assets excluding investments, which represented approximately 13% percent of consolidated assets, net premiums written, which represented 52% percent of consolidated net premiums written, and, underwriting income, which represented 48% percent of consolidated underwriting income.

Changes in Internal Controls

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that a material weakness existed in its internal control over financial reporting related to an element of the design of its estimation process for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2014. Specifically, the design of the Company’s control relating to Unpaid Losses and Loss Adjustment Expenses that exceeded the central estimates of both the internal and external actuaries in the process of establishing management’s final determination of loss reserve selections was not adequate. This deficiency did not result in a material misstatement in the consolidated financial statements; however, this deficiency could have resulted in a material misstatement of the aforementioned accounts and disclosures of the annual or interim consolidated financial statements that would not have been prevented or detected.

GLOBAL INDEMNITY PLC

During the quarter ended March 31, 2015 there were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, management implemented controls to improve documentation of its assessments and conclusions of its reserve meetings, as well as supporting analyses for the difference between carried reserves and the internal and external actuaries’ best estimates as a result of the communications among its actuarial, underwriting, financial, and claims personnel involved on the loss reserve committee. These measures remediated the material weakness identified above and strengthened the Company’s internal control over financial reporting. The Company completed the implementation of the control enhancements in the first quarter of 2015 and tested the ongoing operating effectiveness of the new controls subsequent to implementation, and considers the material weakness remediated as of March 31, 2015.

As mentioned above, the Company acquired American Reliable on January 1, 2015. The Company is in the process of reviewing the internal control structure of American Reliable and, if necessary, will make appropriate changes as it integrates American Reliable into the Company’s overall internal control over financial reporting process.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 16, 2015. The risk factors identified therein have not materially changed except as follows:

Risk Factor: The Company previously identified a material weakness in internal control over financial reporting which has been remediated, and the Company’s business may be adversely affected if it fails to maintain effective controls over financial reporting.

Global Indemnity identified a material weakness in internal control over financial reporting at December 31, 2014 related to an element of the design of its estimation process for Unpaid Losses and Loss Adjustment Expenses. Specifically, the design of the Company’s control relating to Unpaid Losses and Loss Adjustment Expenses that exceeded the central estimates of both the internal and external actuaries in the process of establishing management’s final determination of loss reserve selections was not adequate. This deficiency did not result in a material misstatement in the consolidated financial statements; however, this deficiency could have resulted in a material misstatement of the aforementioned accounts and disclosures of the annual or interim consolidated financial statements that would not have been prevented or detected.

The Company has completed its testing of both the design and operating effectiveness of the controls over the estimation process and concluded that the material weakness identified at December 31, 2014 was remediated as of March 31, 2015. Global Indemnity faces the risk that, notwithstanding efforts to date to identify and remedy the material weakness in internal control over financial reporting, the Company may discover other material weaknesses in the future and the cost of remediating the material weakness could be high and could have a material adverse effect on the Company’s financial condition and results of operations.

GLOBAL INDEMNITY PLC

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were 12,299 shares purchased from the Company’s employees during the quarter ended March 31, 2015. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the quarters March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and the year ended December 31, 2014; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

May 11, 2015	By:	/s/ Thomas M. McGeehan
Date: May 11, 2015	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)