Form 10-Q
period 2015-06-30
Global Indemnity plc
filed 2015-08-04
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 28, 2015, the registrant had outstanding 13,665,096 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,541,284 and $1,272,948)	$1,550,622	$1,283,475
Equity securities:
Available for sale, at fair value (cost: $103,019 and $99,297)	121,238	122,048
Other invested assets:
Available for sale, at fair value (cost: $28,887 and $33,174)	31,176	33,663

Total investments	1,703,036	1,439,186
Cash and cash equivalents	66,286	58,823
Restricted cash	—	113,696
Premiums receivable, net	113,218	56,586
Reinsurance receivables, net	142,828	125,718
Funds held by ceding insurers	28,047	25,176
Federal income taxes receivable	4,669	3,139
Deferred federal income taxes	26,884	20,250
Deferred acquisition costs	52,378	25,238
Intangible assets	30,630	17,636
Goodwill	7,134	4,820
Prepaid reinsurance premiums	34,619	4,725
Receivable for securities sold	997	60
Other assets	49,732	34,980

Total assets	$2,260,458	$1,930,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$769,299	$675,472
Unearned premiums	295,334	120,815
Ceded balances payable	18,938	2,800
Contingent commissions	13,923	12,985
Margin borrowing facilities	187,407	174,673
Other liabilities	44,302	34,998

Total liabilities	1,329,203	1,021,743

Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,741,806 and 16,331,577, respectively; A ordinary shares outstanding: 13,665,096 and 13,266,762 , respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	528,259	519,590
Accumulated other comprehensive income, net of taxes	20,102	23,384
Retained earnings	484,628	466,717
A ordinary shares in treasury, at cost: 3,076,710 and 3,064,815 shares, respectively	(101,737)	(101,404)

Total shareholders’ equity	931,255	908,290

Total liabilities and shareholders’ equity	$2,260,458	$1,930,033

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gross premiums written	$166,515	$82,905	$309,384	$160,102

Net premiums written	$146,005	$76,372	$272,109	$149,233

Net premiums earned	$128,877	$66,017	$256,214	$133,561
Net investment income	9,141	7,677	17,382	15,961
Net realized investment gains:
Other than temporary impairment losses on investments	(1,898)	(37)	(2,238)	(62)
Other net realized investment gains	8,430	39,918	5,800	39,130

Total net realized investment gains	6,532	39,881	3,562	39,068
Other income	577	155	1,129	323

Total revenues	145,127	113,730	278,287	188,913
Losses and Expenses:
Net losses and loss adjustment expenses	79,560	38,270	149,179	76,842
Acquisition costs and other underwriting expenses	50,926	27,171	99,184	53,656
Corporate and other operating expenses	4,334	3,172	15,874	6,133
Interest expense	535	319	1,040	510

Income before income taxes	9,772	44,798	13,010	51,772
Income tax expense (benefit)	(1,345)	11,590	(4,901)	9,741

Net income	$11,117	$33,208	$17,911	$42,031

Per share data:
Net income
Basic	$0.44	$1.32	$0.70	$1.67

Diluted	$0.43	$1.31	$0.70	$1.66

Weighted-average number of shares outstanding
Basic	25,454,579	25,128,280	25,447,398	25,121,171

Diluted	25,680,997	25,312,938	25,659,869	25,301,783

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,117	$33,208	$17,911	$42,031

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses)	(7,087)	11,728	(730)	13,769
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(1)	(2)	—	(3)
Reclassification adjustment for gains included in net income	(917)	(29,756)	(2,716)	(33,788)
Unrealized foreign currency translation gains (losses)	402	(21)	164	(5)

Other comprehensive income (loss), net of taxes	(7,603)	(18,051)	(3,282)	(20,027)

Comprehensive income (loss), net of taxes	$3,514	$15,157	$14,629	$22,004

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2015	Year Ended December 31, 2014
Number of A ordinary shares issued:
Number at beginning of period	16,331,577	16,200,406
Ordinary shares issued under share incentive plans	124,482	94,563
Ordinary shares issued to directors	18,045	36,608
Ordinary shares issued in connection with American Reliable Acquisition	267,702	—

Number at end of period	16,741,806	16,331,577

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,590	$516,653
Share compensation plans	8,611	2,900
Tax benefit on share-based compensation expense	58	37

Balance at end of period	$528,259	$519,590

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$23,384	$54,028
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(3,441)	(30,299)
Change in other than temporary impairment losses recognized in other comprehensive income	(5)	(4)
Unrealized foreign currency translation gains (losses)	164	(341)

Other comprehensive income (loss)	(3,282)	(30,644)

Balance at end of period	$20,102	$23,384

Retained earnings:
Balance at beginning of period	$466,717	$403,861
Net income	17,911	62,856

Balance at end of period	$484,628	$466,717

Number of Treasury Shares:
Number at beginning of period	3,064,815	3,059,371
A ordinary shares purchased	11,895	5,444

Number at end of period	3,076,710	3,064,815

Treasury Shares, at cost:
Balance at beginning of period	$(101,404)	$(101,265)
A ordinary shares purchased, at cost	(333)	(139)

Balance at end of period	$(101,737)	$(101,404)

Total shareholders’ equity	$931,255	$908,290

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,911	$42,031
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of value of business acquired	18,743	—
Amortization and depreciation	2,334	1,806
Restricted stock and stock option expense	8,611	1,683
Deferred federal income taxes	(3,515)	2,065
Amortization of bond premium and discount, net	7,188	3,700
Net realized investment gain	(3,562)	(39,068)
Equity in the earnings of a partnership	(1,342)	—
Changes in:
Premiums receivable, net	1,191	(20,571)
Reinsurance receivables, net	(4,387)	15,845
Funds held by ceding insurers	(2,863)	(7,160)
Unpaid losses and loss adjustment expenses	5,457	(24,871)
Unearned premiums	2,285	16,960
Ceded balances payable	2,919	719
Other assets and liabilities, net	(13,312)	(3,589)
Contingent commissions	(3,383)	(2,055)
Federal income tax receivable/payable	(1,530)	5,015
Deferred acquisition costs, net	(27,140)	(4,687)
Prepaid reinsurance premiums	13,612	(1,287)

Net cash provided by (used for) operating activities	19,217	(13,464)

Cash flows from investing activities:
Cash release from escrow for business acquisition	113,696	—
Acquisition of business, net of cash acquired	(92,336)	—
Proceeds from sale of fixed maturities	211,542	219,195
Proceeds from sale of equity securities	22,327	35,837
Proceeds from sale of preferred stock	1,540	—
Proceeds from maturity of fixed maturities	132,180	50,781
Proceeds from limited partnership distribution	4,287	—
Amounts paid in connection with derivatives	(521)	(10,640)
Purchases of fixed maturities	(393,932)	(271,496)
Purchases of equity securities	(22,996)	(27,798)
Purchases of other invested assets	—	(11,975)

Net cash used for investing activities	(24,213)	(16,096)

Cash flows from financing activities:
Net borrowings under margin borrowing facilities	12,734	42,560
Tax benefit on share-based compensation expense	58	—
Purchase of A ordinary shares	(333)	(139)

Net cash provided by financing activities	12,459	42,421

Net change in cash and cash equivalents	7,463	12,861
Cash and cash equivalents at beginning of period	58,823	105,492

Cash and cash equivalents at end of period	$66,286	$118,353

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

Starting in the 1st quarter of 2015, the Company manages its business through three business segments: Commercial Lines, managed in Bala Cynwyd, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs; Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage; and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations. See Note 14 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Acquisition

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable Insurance Company (“American Reliable”) from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming $283.4 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Stock Purchase Agreement, the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the Stock Purchase Agreement, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. The Company’s current estimate of the purchase price, based on available financial information, is approximately $105.8 million.

The results of American Reliable’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition on January 1, 2015.

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

GLOBAL INDEMNITY PLC

For the quarter and six months ended June 30, 2015, American Reliable had total revenues of $67.3 million and $132.6 million, respectively, and pre-tax income (loss) of $(4.0) million and $2.7 million, respectively. These amounts are included in the Company’s results of operations for the quarter and six months ended June 30, 2015.

The following table presents the Company’s unaudited pro forma consolidated results of operations for the quarters and six months ended June 30, 2015 and 2014 as if the acquisition had occurred on January 1, 2014 instead of January 1, 2015.

	Pro Forma
	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2015	2014	2015	2014
Total Revenue	$145,125	$181,080	$278,282	$320,262
Net Income	$11,117	$35,108	$23,306	$43,361
Net Income per share	$0.43	$1.37	$0.91	$1.70

The pro forma results were calculated by applying the Company’s accounting policies and adjusting the result of American Reliable to reflect (i) impact of intercompany reinsurance with Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”), (ii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition, (iii) impact on investment income from the acquisition date adjustments to fair value of investments, (iv) impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets, (v) impact of excluding transaction costs related to the acquisition and (vi) the tax effects of the above adjustments.

The pro forma results do not include any anticipated cost synergies or other effects of the integration of American Reliable. Such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of the combined company.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(Dollars in thousands)
ASSETS:
Investments	$226,458
Cash and cash equivalents	21,360
Premiums receivables, net	25,941
Accounts receivable	17,129
Reinsurance receivables	12,723
Prepaid Reinsurance Premiums	43,506
Intangible assets	32,000
Deferred federal income taxes	1,246
Other assets	6,550

Total assets	386,913

LIABILITIES:
Unearned premiums	172,234
Unpaid losses and loss adjustment expenses	88,370
Reinsurance balances payable	13,219
Contingent commission	3,876
Other liabilities	5,685

Total liabilities	283,384

Estimated fair value of net assets acquired	103,529
Purchase price	105,843

Goodwill	$2,314

The Company is still in the process of valuing the assets acquired and liabilities assumed. As a result, the allocation of the acquisition consideration is subject to change. During the quarter ended June 30, 2015, the Company obtained additional information which changed the estimated fair value of the assets acquired and liabilities assumed from the values originally reported at March 31, 2015. During the quarter ended June 30, 2015, the Company re-estimated loss reserves, received a revised independent valuation, and continued to evaluate the asset and liability balances. This resulted in accounts receivable decreasing by $0.2 million, intangible assets related to the value of business acquired decreasing by $0.5 million, deferred federal income taxes increasing by $0.1 million, unpaid losses and loss adjustment expenses decreasing by $0.6 million, other liabilities decreasing by $0.3 million, and goodwill increasing by $0.1 million. The Company does not believe that this change in estimate is material to the overall fair value of the assets acquired and liabilities assumed.

GLOBAL INDEMNITY PLC

The transaction is being accounted for using the purchase method of accounting. The assets and liabilities acquired by the Company were adjusted to estimated fair value. The $2.3 million excess of cash and acquisition cost over the estimated fair value of assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually.

Goodwill of $2.3 million, arising from the acquisition, consists largely of the synergies and economies of scales expected from combining the operations of Global Indemnity and American Reliable. The Company has determined that the goodwill of $2.3 million will be assigned to the Personal Lines segment. There is no tax goodwill.

An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $32.0 million with values assigned as follows:

(Dollars in thousands) Description	Useful Life	Amount
State insurance licenses	Indefinite	$5,000
Value of business acquired	< 1 year	25,500
Agent relationships	10 years	900
Trade name	7 - 8 years	600

		$32,000

Intangible assets arising from the acquisition will be deductible for income tax purposes over 15 years.

The fair value, gross contractual amounts due, and contractual cash flows not expected to be collected of acquired receivables are as follows:

(Dollars in thousands)	Fair Value	Gross Contractual Amounts Due	Contractual cash flows not expected to be collected
Premium receivables	$25,941	$26,896	$955
Accounts receivable	17,129	17,129	—
Reinsurance receivables	12,723	12,723	—

In connection with the acquisition, the Company agreed to pay to Fox Paine & Company, LLC (“Fox Paine”) an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the six months ended June 30, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 12 for additional information on the Global Indemnity plc Share Incentive Plan.

Additional costs, mainly professional fees, of $5.1 million were incurred in connection with the acquisition of American Reliable. Of this amount, $3.3 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2014 and $1.8 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operation during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company paid approximately $1.6 million in employee compensation related cost, which were related to periods prior to the Acquisition. These costs were accrued by American Reliable and were included in the fair value of net assets acquired by Global Indemnity Group, Inc. on January 1, 2015.

GLOBAL INDEMNITY PLC

Geographic Concentration

The following table sets forth the geographic distribution of American Reliable’s gross premiums written, excluding business that is ceded under a 100% quota share reinsurance agreement to American Bankers Insurance Company of Florida, for the year ended December 31, 2014:

	Year Ended December 31, 2014
(Dollars in thousands)	Amount	Percent
Texas	$32,760	12.3%
California	25,556	9.6
North Carolina	23,040	8.7
Arizona	17,722	6.7
Louisiana	17,522	6.6
New York	13,408	5.0
Florida	12,361	4.6
Oklahoma	9,977	3.7
Georgia	8,768	3.3
New Jersey	6,925	2.6

Subtotal	168,039	63.1
All other states	98,264	36.9

Total	$266,303	100.0%

Marketing and Distribution

American Reliable distributes its insurance products primarily through a group of approximately 290 general and specialty agents and 332 retail agents in Arizona and New Mexico. Of the Company’s non-affiliated general and specialty agents, the top five accounted for 23.9% of American Reliable’s gross premiums written for the year ended December 31, 2014. One agency represented 6.8% of American Reliable’s gross premiums written for the year ended December 31, 2014. There is no agency which accounted for more than 10.0% of American Reliable’s revenue for the year ended December 31, 2014.

Dividend Limitations

The maximum amount of dividends, which can be paid by Arizona domiciled insurance companies without prior approval of the Insurance Commissioner, is subject to certain regulatory restrictions relating to statutory surplus. Specifically, an insurance company may pay dividends equal to the lesser of net income or 10% of its statutory surplus without specific approval from the Insurance Commissioner. At December 31, 2014, the maximum dividend, which may be distributed without approval in 2015, is zero. Dividends in excess of this amount are considered extraordinary.

Reinsurance

As a result of the acquisition, the following reinsurance treaties were entered into:

Earthquake Property Catastrophe Excess of Loss – Effective January 1, 2015, the Company purchased an earthquake property catastrophe excess of loss treaty which provides occurrence coverage for earthquake catastrophe losses of $30 million in excess of $5 million for American Reliable property business. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This treaty was cancelled on May 31, 2015 and rolled into a new combined master catastrophe treaty which was effective June 1, 2015.

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

100% Ceded Quota Share to American Bankers – Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable. For the quarter and six months ended June 30, 2015, American Reliable recorded ceded written premiums of $12.9 million and $23.0 million, respectively, and ceded earned premiums of $18.6 million and $37.4 million, respectively, to American Bankers Insurance Company.

GLOBAL INDEMNITY PLC

100% Assumed Quota Share from American Bankers – Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable. For the quarter and six months ended June 30, 2015, American Reliable recorded assumed written premiums of $24.7 million and $48.1 million, respectively, and assumed earned premiums of $23.5 million and $47.2 million, respectively, from insurance companies owned by Assurant, Inc.

The effect of reinsurance on premiums written and earned by American Reliable is as follows:

(Dollars in thousands)	Written	Earned
For the quarter ended June 30, 2015:
Direct business	$64,319	$64,033
Reinsurance assumed	24,685	23,494
Reinsurance ceded	(16,177)	(21,609)

Net premiums	$72,827	$65,918

(Dollars in thousands)	Written	Earned
For the six months ended June 30, 2015:
Direct business	$114,155	$125,026
Reinsurance assumed	48,060	47,193
Reinsurance ceded	(28,732)	(42,879)

Net premiums	$133,483	$129,340

Commitments

As a result of the acquisition, the Company assumed operating leases related to the operations of American Reliable. Rental expense under these operating leases was $0.2 million and $0.5 million for the quarter and six months ended June 30, 2015, respectively. At June 30, 2015, future minimum cash payments under non-cancelable operating leases related to the operations of American Reliable were as follows:

(Dollars in thousands)
July 1, 2015 to June 30, 2016	$896
July 1, 2016 to June 30, 2017	806
July 1, 2017 to June 30, 2018	783
July 1, 2018 to June 30, 2019	358

Total	$2,843

At the time of the acquisition, one of the Company’s policy administration systems was under development. In April, 2015, the Company entered into an agreement with an unrelated third party to build out a rate, quote, bind and issue application for the Company’s agriculture products. This project has an estimated cost of approximately $2.6 million plus reimbursable travel and related expenses.

GLOBAL INDEMNITY PLC

3. Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2015
Fixed maturities:
U.S. treasury and agency obligations	$88,489	$1,811	$(44)	$90,256	$—
Obligations of states and political subdivisions	230,355	3,027	(850)	232,532	—
Mortgage-backed securities	201,267	3,193	(480)	203,980	—
Asset-backed securities	257,401	963	(193)	258,171	(11)
Commercial mortgage-backed securities	171,467	115	(614)	170,968	—
Corporate bonds	453,473	2,838	(463)	455,848	—
Foreign corporate bonds	138,832	660	(625)	138,867	—

Total fixed maturities	1,541,284	12,607	(3,269)	1,550,622	(11)
Common stock	103,019	20,496	(2,277)	121,238	—
Other invested assets	28,887	2,289	—	31,176	—

Total	$1,673,190	$35,392	$(5,546)	$1,703,036	$(11)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2014
Fixed maturities:
U.S. treasury and agency obligations	$78,569	$2,281	$(83)	$80,767	$—
Obligations of states and political subdivisions	188,452	3,718	(697)	191,473	—
Mortgage-backed securities	205,814	3,709	(764)	208,759	(4)
Asset-backed securities	177,853	713	(303)	178,263	(13)
Commercial mortgage-backed securities	133,984	21	(847)	133,158	—
Corporate bonds	380,704	3,421	(709)	383,416	—
Foreign corporate bonds	107,572	625	(558)	107,639	—

Total fixed maturities	1,272,948	14,488	(3,961)	1,283,475	(17)
Common stock	99,297	25,689	(2,938)	122,048	—
Other invested assets	33,174	489	—	33,663	—

Total	$1,405,419	$40,666	$(6,899)	$1,439,186	$(17)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at June 30, 2015 or December 31, 2014.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$112,314	$113,541
Due in one year through five years	704,693	708,465
Due in five years through ten years	67,546	68,320
Due in ten years through fifteen years	8,818	9,246
Due after fifteen years	17,778	17,931
Mortgage-backed securities	201,267	203,980
Asset-backed securities	257,401	258,171
Commercial mortgage-backed securities	171,467	170,968

Total	$1,541,284	$1,550,622

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2015:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$504	$—	$3,376	$(44)	$3,880	$(44)
Obligations of states and political subdivisions	41,091	(716)	10,266	(134)	51,357	(850)
Mortgage-backed securities	62,327	(357)	11,650	(123)	73,977	(480)
Asset-backed securities	62,664	(193)	—	—	62,664	(193)
Commercial mortgage-backed securities	96,171	(448)	14,862	(166)	111,033	(614)
Corporate bonds	130,759	(446)	2,978	(17)	133,737	(463)
Foreign corporate bonds	62,754	(625)	—	—	62,754	(625)

Total fixed maturities	456,270	(2,785)	43,132	(484)	499,402	(3,269)
Common stock	32,507	(2,277)	—	—	32,507	(2,277)

Total	$488,777	$(5,062)	$43,132	$(484)	$531,909	$(5,546)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2015, gross unrealized losses related to U.S. treasury and agency obligations were $0.044 million. With the exception of less than $0.001 million, all unrealized losses have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

GLOBAL INDEMNITY PLC

Obligations of states and political subdivisions – As of June 30, 2015, gross unrealized losses related to obligations of states and political subdivisions were $0.850 million. Of this amount, $0.134 million have been in an unrealized loss position for twelve months or greater and are rated A or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of June 30, 2015, gross unrealized losses related to mortgage-backed securities were $0.480 million. Of this amount, $0.123 million have been in an unrealized loss position for twelve months or greater, of which, 97.6% are rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) – As of June 30, 2015, gross unrealized losses related to asset backed securities were $0.193 million. All unrealized losses have been in an unrealized loss position for less than 12 months and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 22.6. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of June 30, 2015, gross unrealized losses related to the CMBS portfolio were $0.614 million. Of this amount, $0.166 million have been in an unrealized loss position for twelve months or greater and are rated AA- or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 38.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds – As of June 30, 2015, gross unrealized losses related to corporate bonds were $0.463 million. Of this amount, $0.017 million have been in an unrealized loss position for twelve months or greater and are rated BBB or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of June 30, 2015, gross unrealized losses related to foreign bonds were $0.625 million. All unrealized losses have been in an unrealized loss position for less than twelve months. 96.2% of the securities in an unrealized loss position are rated investment grade. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment,

GLOBAL INDEMNITY PLC

issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of June 30, 2015, gross unrealized losses related to common stock were $2.277 million. All unrealized losses have been in an unrealized loss position for less than 12 months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2015 and 2014:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities:
OTTI losses, gross	$(13)	$—	$(23)	$(25)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(13)	—	(23)	(25)
Equity securities	(1,885)	(37)	(2,215)	(37)

Total	$(1,898)	$(37)	$(2,238)	$(62)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and six months ended June 30, 2015 and 2014 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$50	$54	$50	$54
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	(19)	(4)	(19)	(4)

Balance at end of period	$31	$50	$31	$50

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Net unrealized gains from:
Fixed maturities	$9,338	$10,527
Common stock	18,219	22,751
Other	935	369
Deferred taxes	(8,390)	(10,263)

Accumulated other comprehensive income, net of tax	$20,102	$23,384

GLOBAL INDEMNITY PLC

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2015 and 2014:

Quarter Ended June 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$28,206	$(501)	$27,705
Other comprehensive income (loss) before reclassification	(6,845)	159	(6,686)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,160)	243	(917)

Other comprehensive income (loss)	(8,005)	402	(7,603)

Ending balance	$20,201	$(99)	$20,102

Quarter Ended June 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$51,958	$94	$52,052
Other comprehensive income (loss) before reclassification	11,664	41	11,705
Amounts reclassified from accumulated other comprehensive income (loss)	(29,694)	(62)	(29,756)

Other comprehensive income (loss)	(18,030)	(21)	(18,051)

Ending balance	$33,928	$73	$34,001

Six Months Ended June 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive income (loss) before reclassification	(404)	(162)	(566)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,042)	326	(2,716)

Other comprehensive income (loss)	(3,446)	164	(3,282)

Ending balance	$20,201	$(99)	$20,102

Six Months Ended June 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,950	$78	$54,028
Other comprehensive income (loss) before reclassification	13,691	70	13,761
Amounts reclassified from accumulated other comprehensive income (loss)	(33,713)	(75)	(33,788)

Other comprehensive income (loss)	(20,022)	(5)	(20,027)

Ending balance	$33,928	$73	$34,001

GLOBAL INDEMNITY PLC

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2015 and 2014 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended June 30,
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2015	2014
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(3,745)	$(45,840)
	Other than temporary impairment losses on investments	1,897	37

	Total before tax	(1,848)	(45,803)
	Income tax expense (benefit)	688	16,109

	Net of tax	$(1,160)	$(29,694)

Foreign Currency Items	Other net realized investment (gains) losses	$373	$(96)
	Income tax expense (benefit)	(130)	34

	Net of tax	$243	$(62)

Total reclassifications	Net of tax	$(917)	$(29,756)

		Amounts Reclassified from Accumulated Other Comprehensive Income
		Six Months Ended June 30,
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2015	2014
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(7,126)	$(51,374)
	Other than temporary impairment losses on investments	2,238	62

	Total before tax	(4,888)	(51,312)
	Income tax expense (benefit)	1,846	17,599

	Net of tax	$(3,042)	$(33,713)

Foreign Currency Items	Other net realized investment (gains) losses	$501	$(116)
	Income tax expense (benefit)	(175)	41

	Net of tax	$326	$(75)

Total reclassifications	Net of tax	$(2,716)	$(33,788)

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2015 and 2014 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities:
Gross realized gains	$746	$719	$1,479	$2,389
Gross realized losses	(110)	(96)	(241)	(226)

Net realized gains	636	623	1,238	2,163

Common stock:
Gross realized gains	3,371	45,868	5,923	49,875
Gross realized losses	(2,532)	(592)	(2,870)	(610)

Net realized gains	839	45,276	3,053	49,265

Preferred stock:
Gross realized gains	—	—	96	—
Gross realized losses	—	—	—	—

Net realized gains	—	—	96	—

Derivatives:
Gross realized gains	6,353	—	1,873	—
Gross realized losses	(1,296)	(6,018)	(2,698)	(12,360)

Net realized gains (losses)	5,057	(6,018)	(825)	(12,360)

Total net realized investment gains	$6,532	$39,881	$3,562	$39,068

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Fixed maturities	$211,542	$219,195
Equity securities	22,327	35,837
Preferred stock	1,540	—

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2015 and 2014 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities	$8,022	$6,797	$16,036	$14,052
Equity securities	924	1,941	1,716	4,081
Cash and cash equivalents	9	10	27	28
Other invested assets	1,089	87	1,342	87

Total investment income	10,044	8,835	19,121	18,248
Investment expense	(903)	(1,158)	(1,739)	(2,287)

Net investment income	$9,141	$7,677	$17,382	$15,961

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2015 and 2014 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net investment income	$9,141	$7,677	$17,382	$15,961

Net realized investment gains	6,532	39,881	3,562	39,068
Change in unrealized investment losses	(9,752)	(29,203)	(5,155)	(31,774)

Net realized and unrealized investment returns	(3,220)	10,678	(1,593)	7,294

Total investment return	$5,921	$18,355	$15,789	$23,255

Total investment return % (1)	0.3%	1.2%	0.9%	1.5%

Average investment portfolio (2)	$1,776,326	$1,577,630	$1,758,103	$1,585,304

(1)	Not annualized.

(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset Backed and Credit Securities

As of June 30, 2015, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $41.1 million. Approximately $17.5 million of these securities were tax free municipal bonds, which represented approximately 1.0% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $6.5 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $11.0 million of insurance enhanced municipal bonds, $0.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AA	$515	$—
BB	—	515

Total	$515	$515

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2015, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,688	$138	$—	$1,550
Assured Guaranty Corporation	3,692	—	—	3,692
Municipal Bond Insurance Association	5,159	—	—	5,159
Gov’t National Housing Association	552	—	552	—

Total backed by financial guarantors	11,091	138	552	10,401
Other credit enhanced municipal bonds	6,363	6,363	—	—

Total	$17,454	$6,501	$552	$10,401

In addition to the tax-free municipal bonds, the Company held $23.6 million of asset-backed and taxable municipal bonds, which represented approximately 1.3% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $23.6 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($8.8 million), Ambac Financial Group ($1.5 million), Assured Guaranty Corporation ($11.0 million), Financial Guaranty Insurance Group ($0.3 million) and Build America Mutual ($2.0 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2015.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of June 30, 2015 and December 31, 2014:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2015	December 31, 2014
On deposit with governmental authorities	$39,965	$32,790
Intercompany trusts held for the benefit of U.S. policyholders	548,038	495,301
Held in trust pursuant to third party requirements	93,053	95,828
Letter of credit held for third party requirements	6,112	9,340
Securities held as collateral for borrowing arrangements (1)	238,283	222,809

Total	$925,451	$856,068

(1)	Amount required to collateralize margin borrowing facilities.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)		June 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(11,801)	$200,000	$(13,675)

The following table summarizes the net gain and losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2015 and 2014:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Operations Line	2015	2014	2015	2014
Interest rate swap agreements	Net realized investment gains	$5,057	$(6,018)	$(825)	$(12,360)

As of June 30, 2015, the Company is due receivables of $5.3 million for collateral posted and $13.1 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY PLC

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$80,256	$10,000	$—	$90,256
Obligations of states and political subdivisions	—	232,532	—	232,532
Mortgage-backed securities	—	203,980	—	203,980
Commercial mortgage-backed securities	—	170,968	—	170,968
Asset-backed securities	—	258,171	—	258,171
Corporate bonds	—	455,848	—	455,848
Foreign corporate bonds	—	138,867	—	138,867

Total fixed maturities	80,256	1,470,366	—	1,550,622
Common stock	121,238	—	—	121,238
Other invested assets	—	—	31,176	31,176

Total assets measured at fair value	$201,494	$1,470,366	$31,176	$1,703,036

Liabilities:
Derivative instruments	$—	$11,801	$—	$11,801

Total liabilities measured at fair value	$—	$11,801	$—	$11,801

As of December 31, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$74,765	$6,002	$—	$80,767
Obligations of states and political subdivisions	—	191,473	—	191,473
Mortgage-backed securities	—	208,759	—	208,759
Commercial mortgage-backed securities	—	133,158	—	133,158
Asset-backed securities	—	178,263	—	178,263
Corporate bonds	—	383,416	—	383,416
Foreign corporate bonds	—	107,639	—	107,639

Total fixed maturities	74,765	1,208,710	—	1,283,475
Common stock	122,048	—	—	122,048
Other invested assets	—	—	33,663	33,663

Total assets measured at fair value	$196,813	$1,208,710	$33,663	$1,439,186

Liabilities:
Derivative instruments	$—	$13,675	$—	$13,675

Total liabilities measured at fair value	$—	$13,675	$—	$13,675

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

GLOBAL INDEMNITY PLC

There were no transfers between Level 1 and Level 2 during the quarters and six months ended June 30, 2015 or 2014.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2015 and 2014:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$29,992	$5,364	$33,663	$3,489
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	95	(204)	458	(430)
Investment Income:
Equity in Limited Partnership	1,089	—	1,342	—
Purchases	—	9,874	—	11,975
Distributions	—	—	(4,287)	—

Ending balance	$31,176	$15,034	$31,176	$15,034

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value, typically on a quarter lag, as a practical expedient for the limited partnerships.

The Company uses the equity method to account for an investment in a limited partnership where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires changes in fair market value to be reflected in the income statement. The Company records the changes in fair market value for investments in limited partnerships accounted for under the equity method to investment income. The change in fair market value included in investment income for this limited partnership during the second quarter of 2015 was $1.1 million.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at June 30, 2015 and December 31, 2014 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,325	$2,391	$3,401	$2,436
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	27,851	23,564	30,262	20,064

Total	$31,176	$25,955	$33,663	$22,500

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

GLOBAL INDEMNITY PLC

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships which are measured utilizing net asset values as a practical expedient. One vendor provides prices for equity securities and all fixed maturity categories.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity prices are received from all primary and secondary exchanges.

•	Corporate and agency bonds are evaluated by utilizing a multi-dimensional relational model. For bonds with early redemption options, an option adjusted spread model is utilized. Both asset classes use standard inputs and incorporate security set up, defined sector breakdown, benchmark yields, apply base spreads, yield to maturity, and adjust for corporate actions.

•	Data from commercial vendors is aggregated with market information, then converted into a prepayment/spread/LIBOR curve model used for commercial mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above. For ABS’s, data derived from market information along with trustee and servicer reports is converted into spreads to interpolated swap yield curve. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate discount rates, loan level information, prepayment speeds, treasury benchmarks, and LIBOR and swap curves.

•	For municipals, a multi-dimensional relational model is used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, benchmark yields, apply base spreads, yield to worst or market convention, ratings updates, prepayment schedules and adjustments for material events notices.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For MBSs, a matrix model correlation to TBA (a forward MBS trade) or benchmarking is utilized to value a security.

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

During the quarters and six months ended June 30, 2015 and 2014, the Company has not adjusted quotes or prices obtained from the pricing vendors.

GLOBAL INDEMNITY PLC

6. Income Taxes

The statutory income tax rates of the countries where the Company does business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 29.22% in the Duchy of Luxembourg, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate. In 2015, the Company recorded its income tax provision using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2015 and 2014 were as follows:

Quarter Ended June 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$83,601	$148,038	$(65,124)	$166,515

Net premiums written	$83,601	$62,404	$—	$146,005

Net premiums earned	$72,471	$56,406	$—	$128,877
Net investment income	11,320	4,325	(6,504)	9,141
Net realized investment gains (losses)	(118)	6,650	—	6,532
Other income	13	564	—	577

Total revenues	83,686	67,945	(6,504)	145,127
Losses and Expenses:
Net losses and loss adjustment expenses	39,621	39,939	—	79,560
Acquisition costs and other underwriting expenses	31,570	19,356	—	50,926
Corporate and other operating expenses	(334)	4,668	—	4,334
Interest expense	430	6,609	(6,504)	535

Income (loss) before income taxes	$12,399	$(2,627)	$—	$9,772

Quarter Ended June 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$51,328	$60,555	$(28,978)	$82,905

Net premiums written	$50,312	$26,060	$—	$76,372

Net premiums earned	$40,959	$25,058	$—	$66,017
Net investment income	7,583	4,905	(4,811)	7,677
Net realized investment gains (losses)	(225)	40,106	—	39,881
Other income (loss)	(5)	160	—	155

Total revenues	48,312	70,229	(4,811)	113,730
Losses and Expenses:
Net losses and loss adjustment expenses	12,921	25,349	—	38,270
Acquisition costs and other underwriting expenses	17,081	10,090	—	27,171
Corporate and other operating expenses	1,511	1,661	—	3,172
Interest expense	214	4,916	(4,811)	319

Income before income taxes	$16,585	$28,213	$—	$44,798

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$222,397	$271,042	$(184,055)	$309,384

Net premiums written	$222,358	$49,751	$—	$272,109

Net premiums earned	$144,135	$112,079	$—	$256,214
Net investment income	21,502	8,811	(12,931)	17,382
Net realized investment gains (losses)	(387)	3,949	—	3,562
Other income (loss)	(66)	1,195	—	1,129

Total revenues	165,184	126,034	(12,931)	278,287
Losses and Expenses:
Net losses and loss adjustment expenses	75,805	73,374	—	149,179
Acquisition costs and other underwriting expenses	61,864	37,320	—	99,184
Corporate and other operating expenses	1,747	14,127	—	15,874
Interest expense	824	13,147	(12,931)	1,040

Income (loss) before income taxes	$24,944	$(11,934)	$—	$13,010

Six Months Ended June 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$101,327	$113,547	$(54,772)	$160,102

Net premiums written	$100,311	$48,922	$—	$149,233

Net premiums earned	$83,313	$50,248	$—	$133,561
Net investment income	15,234	10,325	(9,598)	15,961
Net realized investment gains	1,027	38,041	—	39,068
Other income (loss)	(3)	326	—	323

Total revenues	99,571	98,940	(9,598)	188,913
Losses and Expenses:
Net losses and loss adjustment expenses	32,879	43,963	—	76,842
Acquisition costs and other underwriting expenses	34,875	18,781	—	53,656
Corporate and other operating expenses	2,878	3,255	—	6,133
Interest expense	454	9,654	(9,598)	510

Income before income taxes	$28,485	$23,287	$—	$51,772

GLOBAL INDEMNITY PLC

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Current income tax expense:
Foreign	$70	$61	$161	$125
U.S. Federal	(2,657)	7,821	(1,547)	7,551

Total current income tax expense (benefit)	(2,587)	7,882	(1,386)	7,676

Deferred income tax expense (benefit):
U.S. Federal	1,242	3,708	(3,515)	2,065

Total deferred income tax expense (benefit)	1,242	3,708	(3,515)	2,065

Total income tax expense (benefit)	$(1,345)	$11,590	$(4,901)	$9,741

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2015		2014
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(848)	(8.7%)	$9,925	22.2%
Adjustments:
Tax exempt interest	(83)	(0.8)	(155)	(0.3)
Dividend exclusion	(258)	(2.6)	(479)	(1.1)
Effective tax rate adjustment	—	—	1,811	4.0
Other	(156)	(1.6)	488	1.1

Actual tax on continuing operations	$(1,345)	(13.7%)	$11,590	25.9%

The effective income tax benefit rate for the quarter ended June 30, 2015 was 13.7%, compared to an effective income tax expense rate of 25.9%, for the quarter ended June 30, 2014. The decrease in the effective tax rate is primarily due to large capital gains in the quarter ended June 30, 2014. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

	Six Months Ended June 30,
	2015		2014
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(4,015)	(30.9%)	$8,263	16.0%
Adjustments:
Tax exempt interest	(219)	(1.7)	(370)	(0.7)
Dividend exclusion	(413)	(3.2)	(957)	(1.9)
Effective tax rate adjustment	—	—	2,312	4.5
Other	(254)	(2.0)	493	0.9

Income tax expense (benefit)	$(4,901)	(37.8%)	$9,741	18.8%

The effective income tax benefit rate for the six months ended June 30, 2015 was 37.8%, compared to an effective income tax expense rate of 18.8% for the six months ended June 30, 2014. The decrease in the effective tax rate is primarily due to expenses related to the acquisition of American Reliable Insurance Company in 2015 and large capital gains in 2014. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

GLOBAL INDEMNITY PLC

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at June 30, 2015 and December 31, 2014 are presented below:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$8,351	$7,492
Unearned premiums	8,061	3,409
Alternative minimum tax credit carryover	10,473	10,473
Partnership K1 basis differences	145	145
Capital gain on derivative instruments	4,130	4,786
Investment impairments	1,097	379
Stock options	2,306	2,048
Deferred acquisition costs	1,606	187
Stat-to-GAAP reinsurance reserve	1,424	1,424
Intercompany transfers	1,807	1,919
Other	4,082	3,050

Total deferred tax assets	43,482	35,312

Deferred tax liabilities:
Intangible assets	6,218	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	8,390	10,263
Investment basis differences	979	692
Depreciation and amortization	129	16
Other	882	871

Total deferred tax liabilities	16,598	15,062

Total net deferred tax assets	$26,884	$20,250

Management believes it is more likely than not that the deferred tax assets will be fully utilized in future years. As a result, the Company has not recorded a valuation allowance at June 30, 2015 and December 31, 2014.

The Company has an alternative minimum tax credit carry forward of $10.5 million and $10.5 million as of June 30, 2015 and December 31, 2014, respectively, which can be carried forward indefinitely. The company has no net operating loss (“NOL”) carryforward as of June 30, 2015 or December 31, 2014.

GLOBAL INDEMNITY PLC

7. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$770,119	$779,047	$675,472	$779,466
Less: Ceded reinsurance receivables	140,508	195,533	123,201	192,491

Net balance at beginning of period	629,611	583,514	552,271	586,975
Purchased reserves, gross	(584)	—	88,370	—
Less: Purchased reserves ceded	—	—	11,681	—

Purchased reserves, net	(584)	—	76,689	—

Incurred losses and loss adjustment expenses related to:
Current year	84,724	42,298	157,838	82,964
Prior years	(5,164)	(4,028)	(8,659)	(6,122)

Total incurred losses and loss adjustment expenses	79,560	38,270	149,179	76,842

Paid losses and loss adjustment expenses related to:
Current year	45,379	15,785	60,061	23,997
Prior years	32,406	30,402	87,276	64,223

Total paid losses and loss adjustment expenses	77,785	46,187	147,337	88,220

Net balance at end of period	630,802	575,597	630,802	575,597
Plus: Ceded reinsurance receivables	138,497	178,998	138,497	178,998

Balance at end of period	$769,299	$754,595	$769,299	$754,595

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2015, the Company decreased its prior accident year loss reserves by $5.2 million, which consisted of a $3.6 million decrease related to Commercial Lines and a $1.6 million decrease related to Reinsurance Operations.

The $3.6 million decrease related to Commercial Lines primarily consisted of the following:

•	Professional: $2.9 million decrease primarily due to frequency emergence continuing to be better than anticipated in accident years 2006 through 2011.

•	General Liability: A $1.1 million decrease primarily related to accident years 2011 and 2012 due to less than anticipated frequency and severity.

The $1.6 million decrease related to Reinsurance Operations was primarily due to less severity on property than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

In the second quarter of 2014, the Company reduced its prior accident year loss reserves by $4.0 million, which consisted of a $3.0 million decrease related to Commercial Lines and a $1.0 million decrease related to Reinsurance Operations.

The $3.0 million decrease related to Commercial Lines primarily consisted of the following:

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

In the first six months of 2015, the Company decreased its prior accident year loss reserves by $8.7 million, which consisted of a $5.6 million decrease related to Commercial Lines and a $3.1 million decrease related to Reinsurance Operations.

The $5.6 million decrease related to Commercial Lines primarily consisted of the following:

•	Property: A $0.8 million decrease primarily related to accident years 2009 through 2013 due to less than anticipated frequency and severity.

•	Umbrella: $0.3 million decrease primarily due to emergence continuing to be better than anticipated in accident years 2003 through 2005.

•	Professional: $2.9 million decrease primarily due to frequency emergence continuing to be better than anticipated in accident years 2006 through 2011.

•	General Liability: A $1.8 million decrease primarily related to accident years 2011 and 2012 due to less than anticipated frequency and severity.

The $3.1 million decrease related to Reinsurance Operations was primarily due to less severity on property than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

In the first six months of 2014, the Company reduced its prior accident year loss reserves by $6.1 million, which consisted of a $5.0 million decrease related to Commercial Lines and a $1.1 million decrease related to Reinsurance Operations.

The $5.0 million decrease related to Commercial Lines primarily consisted of the following:

•	Asbestos: A $6.9 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Professional: An $11.8 million reduction primarily driven by a lower than expected severity from accident years 2007 through 2010.

The $1.1 million decrease related to Reinsurance Operations primarily consisted of the following:

•	Property: A $1.3 million decrease primary due to less severity than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

•	Commercial Auto Liability: A $0.2 million increase in aggregate related to accident years 2009 to 2011.

8. Debt

The amount outstanding on the Company’s margin borrowing facilities was $187.4 million and $174.7 million as of June 30, 2015 and December 31, 2014, respectively. The borrowing rate for each facility is tied to LIBOR and is currently approximately 1%. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of June 30, 2015, approximately $238.3 million in securities were deposited as collateral to support the borrowing.

GLOBAL INDEMNITY PLC

9. Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2015:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program
May 1-31, 2015	596	(2)	$27.01	—

Total	596		$27.01	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted A ordinary shares.

No shares were repurchased during the quarter ended June 30, 2014.

Please see Note 11 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2014 Annual Report on Form 10-K for more information on the Company’s repurchase program.

10. Related Party Transactions

Fox Paine & Company

As of June 30, 2015, Fox Paine beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

At June 30, 2015 and December 31, 2014, Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.3 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company had an unfunded capital commitment of $2.4 million to the partnership. There were no distributions received from the limited partnership during the second quarter of 2015 or 2014. During the six months ended June 30, 2015, the Company received a distribution of $0.8 million. There were no distributions received from the limited partnership during the six months ended June 30, 2014.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million in each of the quarters ended June 30, 2015 and 2014 and $1.0 million in each of the six months ended June 30, 2015 and 2014 as part of the annual management fee paid to Fox Paine. As of June 30, 2015 and December 31, 2014, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $1.6 million and $0.6 million, respectively.

In connection with the acquisition, the Company agreed to pay to Fox Paine an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the six months ended June 30, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 12 for additional information on the Global Indemnity plc Share Incentive Plan.

GLOBAL INDEMNITY PLC

Cozen O’Connor

The Company incurred $0.2 million and $0.06 million for legal services rendered by Cozen O’Connor during the quarters ended June 30, 2015 and 2014, respectively. The Company incurred $0.3 million and $0.09 million for legal services rendered by Cozen O’Connor during the six months ended June 30, 2015 and 2014, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

The Company incurred brokerage fees with Crystal & Company, an insurance broker, of $0.06 million during each of the quarters ended June 30, 2015 and 2014 and $0.1 million during each of the six months ended June 30, 2015 and 2014. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

	Quarters Ended June 30,
(Dollars in thousands)	2015	2014
Assumed earned premium	$886	$1,802
Assumed losses and loss adjustment expenses	239	541

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Assumed earned premium	$2,248	$2,816
Assumed losses and loss adjustment expenses	643	845

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Net receivable balance	$174	$2,897

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

GLOBAL INDEMNITY PLC

Commitments

During 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2015, the Company has funded $26.5 million of this commitment leaving $23.6 million as unfunded.

At June 30, 2015, the Company had an unfunded capital commitment of $2.4 million related to its investment in Fox Paine Capital Fund, II. See Note 10 for additional information on the Company’s investment in Fox Paine Capital Fund, II.

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

Options

No stock options were awarded during the quarters ended June 30, 2015 and 2014.

During the six months ended June 30, 2015, the company awarded 200,000 time based options with a strike price of $28.37 per share which vest one third on each of December 31, 2015, December 31, 2016, and December 31, 2017. During the six months ended June 30, 2014, the company awarded 25,000 time based options with a strike price of $24.00 per share which vest in February, 2017. No unvested stock options were forfeited during the quarters ended June 30, 2015 and 2014.

Restricted Shares

No restricted shares were issued to employees during the quarter ended June 30, 2015.

During the quarter ended June 30, 2014, the Company issued 5,671 A ordinary shares, with a weighted average grant date value of $26.45 per share, to a key employee under the Plan. An additional 90,023 A ordinary shares, which were earned prior to April 1, 2014, were granted to key employees when the Company’s Plan was approved on June 11, 2014.

During the six months ended June 30, 2015, the Company issued 138,507 A ordinary shares, with a weighted average grant date value of $28.37 per share, to key employees under the Plan.

Of the shares granted during the six months ended June 30, 2015, 10,574 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 were granted to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the six months ended June 30, 2014, the Company issued 95,694 A ordinary shares, with a weighted average grant date value of $25.37 per share, to key employees under the Plan.

Of the shares granted during the six months ended June 30, 2014, 11,587 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. 5,671 shares were granted to a key employee and vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. The remaining 78,166 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

GLOBAL INDEMNITY PLC

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the quarters ended June 30, 2015 and 2014, the Company issued 8,798 and 9,250 A ordinary shares, respectively, at a weighted average grant date value of $28.08 and $25.99 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2015 and 2014, the Company issued 18,045 and 18,178 A ordinary shares, respectively, at a weighted average grant date value of $27.91 and $26.16 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares issued to non-employee directors of the Company in 2015 and 2014 were fully vested but subject to certain restrictions. An additional 27,766 A ordinary shares were granted to non-employee directors on June 11, 2014. These shares were issued to non-employee directors prior to April 1, 2014 on the condition that the shareholders approve the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting which occurred on June 11, 2014.

13. Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended June 30,		Six Months Ended June 30,
except share and per share data)	2015	2014	2015	2014
Net income	$11,117	$33,208	$17,911	$42,031

Basic earnings per share:
Weighted average shares outstanding – basic	25,454,579	25,128,280	25,447,398	25,121,171

Net income per share	$0.44	$1.32	$0.70	$1.67

Diluted earnings per share:
Weighted average shares outstanding – diluted	25,680,997	25,312,938	25,659,869	25,301,783

Net income per share	$0.43	$1.31	$0.70	$1.66

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares for basic earnings per share	25,454,579	25,128,280	25,447,398	25,121,171
Non-vested restricted stock	122,141	77,880	109,308	77,125
Options	104,277	106,778	103,163	103,487

Weighted average shares for diluted earnings per share	25,680,997	25,312,938	25,659,869	25,301,783

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended June 30, 2015 and 2014 do not include 512,500 and 37,500 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the six months ended June 30, 2015 and 2014 do not include 512,500 and 37,500 shares, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

14. Segment Information

The acquisition of American Reliable has impacted the way the Company manages and analyzes its operating results. The business acquired from American Reliable is considered to be a separate segment, Personal Lines. The Company now manages its business through three business segments: Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs; Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage; and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The following are tabulations of business segment information for the quarters and six months ended June 30, 2015 and 2014.

Quarter Ended June 30, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$59,033		$89,004		$18,478		$166,515

Net premiums written	$54,700		$72,827		$18,478		$146,005

Net premiums earned	$49,614		$65,918		$13,345		$128,877
Other income	153		411		13		577

Total revenues	49,767		66,329		13,358		129,454

Losses and Expenses:
Net losses and loss adjustment expenses	30,039		45,180		4,341		79,560
Acquisition costs and other underwriting expenses	20,008	(3)	26,065	(4)	4,853		50,926

Income (loss) from segments	$(280)		$(4,916)		$4,164		$(1,032)

Unallocated Items:
Net investment income							9,141
Net realized investment gains							6,532
Corporate and other operating expenses							(4,334)
Interest expense							(535)

Income before income taxes							9,772
Income tax benefit							1,345

Net income							11,117

Total assets	$944,744		$554,302		$761,412	(5)	$2,260,458

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $261 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $330 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Quarter Ended June 30, 2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$60,556		$22,349		$82,905

Net premiums written	$55,039		$21,333		$76,372

Net premiums earned	$53,034		$12,983		$66,017
Other income (loss)	160		(5)		155

Total revenues	53,194		12,978		66,172
Losses and Expenses:
Net losses and loss adjustment expenses	33,875		4,395		38,270
Acquisition costs and other underwriting expenses	22,560	(3)	4,611		27,171

Income (loss) from segments	$(3,241)		$3,972		731

Unallocated Items:
Net investment income					7,677
Net realized investment gains					39,881
Corporate and other operating expenses					(3,172)
Interest expense					(319)

Income before income taxes					44,798
Income tax expense					(11,590)

Net income					$33,208

Total assets	$1,316,314		$661,373	(4)	$1,977,687

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $281 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$108,826		$162,215		$38,343		$309,384

Net premiums written	$100,322		$133,483		$38,304		$272,109

Net premiums earned	$100,328		$129,340		$26,546		$256,214
Other income (loss)	318		877		(66)		1,129

Total revenues	100,646		130,217		26,480		257,343

Losses and Expenses:
Net losses and loss adjustment expenses	59,642		81,098		8,439		149,179
Acquisition costs and other underwriting expenses	40,631	(3)	48,811	(4)	9,742		99,184

Income from segments	$373		$308		$8,299		$8,980

Unallocated Items:
Net investment income							17,382
Net realized investment gains							3,562
Corporate and other operating expenses							(15,874)
Interest expense							(1,040)

Income before income taxes							13,010
Income tax benefit							4,901

Net income							17,911

Total assets	$944,744		$554,302		$761,412	(5)	$2,260,458

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $529 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $647 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$113,548		$46,554		$160,102

Net premiums written	$103,695		$45,538		$149,233

Net premiums earned	$106,347		$27,214		$133,561
Other income (loss)	326		(3)		323

Total revenues	106,673		27,211		133,884
Losses and Expenses:
Net losses and loss adjustment expenses	67,472		9,370		76,842
Acquisition costs and other underwriting expenses	44,278	(3)	9,378		53,656

Income (loss) from segments	$(5,077)		$8,463		3,386

Unallocated Items:
Net investment income					15,961
Net realized investment gains					39,068
Corporate and other operating expenses					(6,133)
Interest expense					(510)

Income before income taxes					51,772
Income tax expense					(9,741)

Net income					$42,031

Total assets	$1,316,314		$661,373	(4)	$1,977,687

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $561 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

15. New Accounting Pronouncements

In May, 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance surrounding investments in certain entities that calculate net asset value per share. The new guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In May, 2015, the FASB issued new accounting guidance surrounding short-duration contracts. The new guidance requires additional disclosure surrounding the liability for unpaid claims and claim adjustment expenses. This guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016.

The Company does not expect either of these two new accounting pronouncements to have a material impact on the Company’s consolidated statements of financial position or results of operations.

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

Recent Developments

On June 12, 2015, A.M. Best affirmed the financial strength rating of “A” (Excellent) for Global Indemnity Reinsurance and its U.S. insurance subsidiaries. Global Indemnity Reinsurance and subsidiaries have a financial size category of “XII” with A.M. Best, which represents an adjusted policyholder’s surplus of $1 billion to $1.25 billion.

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

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 110 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Lines operates predominantly in the excess and surplus lines marketplace. The Company manages its Commercial Lines segment via product classifications. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional

GLOBAL INDEMNITY PLC

lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

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

GLOBAL INDEMNITY PLC

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

Management’s best estimate at June 30, 2015 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $769.3 million and $630.8 million, respectively, as of June 30, 2015. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2015 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	144,159	422,613	566,772
Personal Lines	35,656	73,965	109,621
Reinsurance Operations	31,917	60,989	92,906

Total	211,732	557,567	769,299

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	109,361	340,863	450,224
Personal Lines	34,972	53,068	88,040
Reinsurance Operations	31,917	60,621	92,538

Total	176,250	454,552	630,802

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $157.8 million for claims occurring during the six months ended June 30, 2015:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(22,881)	$(15,386)	$(7,890)	$(395)	$7,101
	-3%	(20,041)	(12,387)	(4,734)	2,919	10,573
	-2%	(18,620)	(10,888)	(3,156)	4,576	12,308
	-1%	(17,200)	(9,389)	(1,578)	6,233	14,044
	0%	(15,780)	(7,890)	0	7,890	15,780
	1%	(14,360)	(6,391)	1,578	9,547	17,516
	2%	(12,940)	(4,892)	3,156	11,204	19,252
	3%	(11,519)	(3,393)	4,734	12,861	20,987
	5%	(8,679)	(395)	7,890	16,175	24,459

GLOBAL INDEMNITY PLC

The Company’s net reserves for losses and loss expenses of $630.8 million as of June 30, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

For an analysis of the Company’s securities with gross unrealized losses as of June 30, 2015 and December 31, 2014, and for other than temporary impairment losses that the Company recorded for the quarters ended June 30, 2015 and 2014, please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2015 or December 31, 2014. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

GLOBAL INDEMNITY PLC

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

For a description of the Company’s segments, see Note 14 of the notes to the consolidated financial statements in Item 1 of Part I.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Personal Lines premium written:
Gross premiums written	$89,004	$—	$162,215	$—
Ceded premiums written	16,177	—	28,732	—

Net premiums written	$72,827	$—	$133,483	$—

Commercial Lines premiums written:
Gross premiums written	$59,033	$60,556	$108,826	$113,548
Ceded premiums written	4,333	5,517	8,504	9,853

Net premiums written	$54,700	$55,039	$100,322	$103,695

Reinsurance Operations premiums written:
Gross premiums written	$18,478	$22,349	$38,343	$46,554
Ceded premiums written	—	1,016	39	1,016

Net premiums written	$18,478	$21,333	$38,304	$45,538

Revenues: (1)
Personal Lines	$66,329	$—	$130,217	$—
Commercial Lines	49,767	53,194	100,646	106,673
Reinsurance Operations	13,358	12,978	26,480	27,211

Total revenues	$129,454	$66,172	$257,343	$133,884

Expenses: (2)
Personal Lines (3)	$71,245	$—	$129,909	$—
Commercial Lines (4)	50,047	56,435	100,273	111,750
Reinsurance Operations	9,194	9,006	18,181	18,748

Total expenses	$130,486	$65,441	$248,363	$130,498

Income (loss) from segments:
Personal Lines	$(4,916)	$—	$308	$—
Commercial Lines	(280)	(3,241)	373	(5,077)
Reinsurance Operations	4,164	3,972	8,299	8,463

Total income (loss) from segments	$(1,032)	$731	$8,980	$3,386

Insurance combined ratio analysis: (5)
Personal Lines
Loss ratio	68.5	—	62.7	—
Expense ratio	39.5	—	37.7	—

Combined ratio	108.0	—	100.4	—

Commercial Line
Loss ratio	60.6	63.9	59.4	63.5
Expense ratio	40.3	42.5	40.5	41.6

Combined ratio	100.9	106.4	99.9	105.1

Reinsurance Operations
Loss ratio	32.5	33.9	31.8	34.5
Expense ratio	36.4	35.5	36.7	34.5

Combined ratio	68.9	69.4	68.5	69.0

Consolidated
Loss ratio	61.7	58.0	58.2	57.5
Expense ratio	39.5	41.2	38.7	40.2

Combined ratio	101.2	99.2	96.9	97.7

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $330 and $0 for the quarters ended June 30, 2015 and 2014, respectively, and excise tax of $647 and $0 for the six months ended June 30, 2015 and 2014, respectively, related to cessions from the Company’s Personal Lines to the Company’s Reinsurance Operations.
(4)	Includes excise tax of $261 and $281 for the quarters ended June 30, 2015 and 2014, respectively, and excise tax of $529 and $561 for the six months ended June 30, 2015 and 2014, respectively, related to cessions from the Company’s Commercial Lines to the Company’s Reinsurance Operations.
(5)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended June 30, 2015 Compared with the Quarter Ended June 30, 2014

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2015	2014 (1)	$	%
Gross premiums written	$89,004	$83,005	$5,999	7.2%

Net premiums written	$72,827	$73,734	$(907)	(1.2%)

Net premiums earned	$65,918	$64,889	$1,029	1.6%
Other income	411	399	12	3.0%

Total revenues	66,329	65,288	1,041	1.6%
Losses and expenses:
Net losses and loss adjustment expenses	45,180	38,339	6,841	17.8%
Acquisition costs and other underwriting expenses (2)	26,065	28,023	(1,958)	(7.0%)

Loss from segment	$(4,916)	$(1,074)	$(3,842)	(357.7%)

Underwriting Ratios:
Loss ratio:
Current accident year	68.5	59.7	8.8
Prior accident year	0.0	(0.6)	0.6

Calendar year loss ratio	68.5	59.1	9.4
Expense ratio	39.5	43.2	(3.7)

Combined ratio	108.0	102.3	5.7

Reconciliation of Non-GAAP Measures
Loss ratio excluding the effect of prior accident year (3) (4)	68.5	59.7
Effect of prior accident year	—	(0.6)

Loss ratio	68.5	59.1

Non catastrophe loss ratio excluding the effect of prior accident year (5) (4)	48.2	48.5
Effect of prior accident year	—	(0.6)

Non catastrophe loss ratio	48.2	47.9

Non catastrophe losses excluding the effect of prior accident year (6) (4)	31,797	31,468
Effect of prior accident year	—	(376)

Non catastrophe losses	31,797	31,092

(1)	Represent unaudited pro forma results of operation for the quarter ended June 30, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.
(2)	Includes excise tax of $330 and $324 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the quarters ended June 30, 2015 and 2014, respectively.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Personal Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe losses.

GLOBAL INDEMNITY PLC

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $89.0 million for the quarter ended June 30, 2015, compared with $83.0 million for the quarter ended June 30, 2014, an increase of $6.0 million or 7.2%. The increase is primarily due to an increase in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums written, which equal gross premiums written less ceded premiums written, were $72.8 million for the quarter ended June 30, 2015, compared with $73.7 million for the quarter ended June 30, 2014, a decrease of $0.9 million or 1.2%. This decline is primarily due to the non-renewal of one of its programs. The ratio of net premiums written to gross premiums written was 81.8% for the quarter ended June 30, 2015 and 88.8% for the quarter ended June 30, 2014, a decrease of 7.0 points.

Net premiums earned were $65.9 million for the quarter ended June 30, 2015, compared with $64.9 million for the quarter ended June 30, 2014, an increase of $1.0 million or 1.6%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the quarters ended June 30, 2015 and 2014 were $57.1 million and $56.2 million, respectively. Casualty net premiums earned were $8.8 million and $8.7 million for the quarters ended June 30, 2015 and 2014, respectively.

Other Income

Other income was $0.4 million for each of the quarters ended June 30, 2015 and 2014. Other income is primarily comprised of fee income on policies issued and commission income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 68.5% for the quarter ended June 30, 2015 compared with 59.1% for the quarter ended June 30, 2014. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

GLOBAL INDEMNITY PLC

The current accident year loss ratio for the quarter ended June 30, 2015 was 68.5%, an increase of 8.8 points from 59.7%, for the quarter ended June 30, 2014:

•	The non-catastrophe loss ratio decreased 0.3 points from 48.5% in the quarter ended June 30, 2014 to 48.2% in the quarter ended June 30, 2015. Non-catastrophe losses were $31.8 million and $31.5 million for the quarters ended June 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio increased 9.1 points from 11.2% in the quarter ended June 30, 2014 to 20.3% in the quarter ended June 30, 2015. Catastrophe losses were $13.4 million and $7.2 million for the quarters ended June 30, 2015 and 2014, respectively.

In the second quarter of 2015, the Company had no changes to prior accident year losses. In 2014, losses developed better than anticipated which reduced the loss ratio by 0.6 points. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $26.1 million for the quarter ended June 30, 2015, compared with $28.0 million for the quarter ended June 30, 2014, a decrease of $2.0 million or 7.0%. The decrease is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 39.5% for the quarter ended June 30, 2015, compared with 43.2% for the quarter ended June 30, 2014. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

The combined ratio for the Company’s Personal Lines was 108.0% for the quarter ended June 30, 2015, compared with 102.3% for the quarter ended June 30, 2014. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (loss) from Segment

The factors described above resulted in loss from the Company’s Personal Lines of $4.9 million for the quarter ended June 30, 2015, compared to loss of $1.1 million for the quarter ended June 30, 2014.

GLOBAL INDEMNITY PLC

Commercial Lines

The components of income (loss) from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2015	2014	$	%
Gross premiums written	$59,033	$60,556	$(1,523)	(2.5%)

Net premiums written	$54,700	$55,039	$(339)	(0.6%)

Net premiums earned	$49,614	$53,034	$(3,420)	(6.4%)
Other income	153	160	(7)	(4.4%)

Total revenues	49,767	53,194	(3,427)	(6.4%)
Losses and expenses:
Net losses and loss adjustment expenses	30,039	33,875	(3,836)	(11.3%)
Acquisition costs and other underwriting expenses (1)	20,008	22,560	(2,552)	(11.3%)

Loss from segment	$(280)	$(3,241)	$2,961	91.4%

Underwriting Ratios:
Loss ratio:
Current accident year	67.8	69.5	(1.7%)
Prior accident year	(7.2)	(5.6)	(1.6%)

Calendar year loss ratio	60.6	63.9	(3.3%)
Expense ratio	40.3	42.5	(2.2%)

Combined ratio	100.9	106.4	(5.5%)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	108.1	112.0
Effect of prior accident year	(7.2)	(5.6)

Combined ratio	100.9	106.4

Loss ratio excluding the effect of prior accident year (3) (7)	67.8	69.5
Effect of prior accident year	(7.2)	(5.6)

Loss ratio	60.6	63.9

Property loss ratio excluding the effect of prior accident year (4) (7)	60.7	66.7
Effect of prior accident year	0.6	(0.2)

Property loss ratio	61.2	66.5

Casualty loss ratio excluding the effect of prior accident year (5) (7)	78.7	73.5
Effect of prior accident year	(19.2)	(13.5)

Casualty loss ratio	59.5	60.0

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	42.9	35.6
Effect of prior accident year	(0.4)	(0.6)

Non catastrophe property loss ratio	42.5	35.0

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	17.7	31.1
Effect of prior accident year	1.0	0.4

Catastrophe property loss ratio	18.7	31.5

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$12,896	$11,231
Effect of prior accident year	(107)	(185)

Non catastrophe property losses	$12,789	$11,046

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$5,321	$9,820
Effect of prior accident year	280	118

Catastrophe property losses	$5,601	$9,938

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$33,618	$36,850
Effect of prior accident year	(3,579)	(2,975)

Net losses and loss adjustment expenses	$30,039	$33,875

GLOBAL INDEMNITY PLC

(7)	Includes excise tax of $261 and $281 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the quarters ended June 30, 2015 and 2014, respectively.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(10)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(11)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(12)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(13)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(14)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(15)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(16)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(17)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$30,570	$29,333	$26,966	$29,252	$27,531	$26,654
Property Brokerage	13,352	11,495	8,562	13,374	11,017	8,158
Programs	13,957	12,802	12,957	16,569	15,255	14,337
Other	1,154	1,070	1,129	1,361	1,236	3,885

Total	$59,033	$54,700	$49,614	$60,556	$55,039	$53,034

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $59.0 million for the quarter ended June 30, 2015, compared with $60.6 million for the quarter ended June 30, 2014, a decrease of $1.5 million or 2.5%. The decrease is due to a decline in programs as a result of the tightening of underwriting standards offset by an increase in small business due to new agents and rate increases.

Net premiums written, which equal gross premiums written less ceded premiums written, were $54.7 million for the quarter ended June 30, 2015, compared with $55.0 million for the quarter ended June 30, 2014, a decrease of $0.3 million or 0.6%. The decrease in net premiums written is being driven by the reduction in gross premiums written, as noted above, offset by increased retention rates. The ratio of net premiums written to gross premiums written was 92.7% for the quarter ended June 30, 2015 and 90.9% for the quarter ended June 30, 2014, an increase of 1.8%.

Net premiums earned were $49.6 million for the quarter ended June 30, 2015, compared with $53.0 million for the quarter ended June 30, 2014, a decrease of $3.4 million or 6.4%. The decline in net premiums earned was primarily due to a reduction of net premiums written in previous years for commercial automobile in an effort trim unprofitable business. Property net premiums earned for the quarters ended June 30, 2015 and 2014 were $30.0 million and $31.6 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2015 and 2014 were $19.6 million and $21.5 million, respectively.

GLOBAL INDEMNITY PLC

Other Income

Other income was $0.2 million for each of the quarters ended June 30, 2015 and 2014. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Commercial Lines was 60.6% for the quarter ended June 30, 2015 a decrease of 3.3 points from 63.9% for the quarter ended June 30, 2014.

The current accident year loss ratio for the quarter ended June 30, 2015 was 67.8%, a decrease of 1.7 points from 69.5%, for the quarter ended June 30, 2014:

•	The current accident year property loss ratio decreased 6.0 points from 66.7% in the quarter ended June 30, 2014 to 60.7% in the quarter ended June 30, 2015.

•	The non-catastrophe loss ratio increased 7.3 points from 35.6% in the quarter ended June 30, 2014 to 42.9% in the quarter ended June 30, 2015. Non-catastrophe losses were $12.9 million and $11.2 million for the quarters ended June 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio improved by 13.4 points from 31.1% in the quarter ended June 30, 2014 to 17.7% in the quarter ended June 30, 2015. Catastrophe losses were $5.3 million and $9.8 million for the quarters ended June 30, 2015 and 2014, respectively.

•	The current accident year casualty loss ratio increased 5.2 points from 73.5% in the quarter ended June 30, 2014 to 78.7% in the quarter ended June 30, 2015 which was driven by small business claimant frequency.

In the second quarter of 2015, the Company decreased its prior accident year loss reserves by $3.6 million, which primarily consisted of the following:

•	Professional: $2.9 million decrease primarily due to frequency emergence continuing to be better than anticipated in accident years 2006 through 2011.

•	General Liability: A $1.1 million decrease primarily related to accident years 2011 and 2012 due to less than anticipated frequency and severity.

In the second quarter of 2014, the Company reduced its prior accident year loss reserves by $3.0 million, which primarily consisted of the following:

•	General liability: A $0.8 million net increase which consisted of a $6.0 million reduction in the ongoing General Liability book due to less frequency and severity than anticipated and a $6.8 million increase to the Company’s older environmentally exposed book.

•	Asbestos: A $6.9 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Professional: A $10.0 million reduction primarily driven by a lower than expected severity from accident years 2007 through 2010.

•	Other: A $0.7 million decrease primarily related to the auto physical damage and marine lines of business.

Net losses and loss adjustment expenses were $30.0 million for the quarter ended June 30, 2015, compared with $33.9 million for the quarter ended June 30, 2014, a decrease of $3.8 million or 11.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $33.6 million and $36.9 million for the quarters ended June 30, 2015 and 2014, respectively, a decrease of $3.2 million or 8.8%. This decrease is primarily due to catastrophe losses being lower in 2015 as a result of a decline in the severity of the storms compared to 2014.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.0 million for the quarter ended June 30, 2015, compared with $22.6 million for the quarter ended June 30, 2014, a decrease of $2.6 million or 11.3%. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 40.3% for the quarter ended June 30, 2015, compared with 42.5% for the quarter ended June 30, 2014. This improvement in the expense ratio is primarily attributable to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines.

The combined ratio for the Company’s Commercial Lines was 100.9% for the quarter ended June 30, 2015, compared with 106.4% for the quarter ended June 30, 2014. Excluding the impact of prior year adjustments, the current accident year combined ratio decreased from 112.0% for the quarter ended June 30, 2014 to 108.1% for the quarter ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (loss) from Segment

The factors described above resulted in loss from the Company’s Commercial Lines of $0.3 million for the quarter ended June 30, 2015, compared to a loss of $3.2 million for the quarter ended June 30, 2014.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$18,478	$22,349	$(3,871)	(17.3%)

Net premiums written	$18,478	$21,333	$(2,855)	(13.4%)

Net premiums earned	$13,345	$12,983	$362	2.8%
Other income (loss)	13	(5)	18	NM

Total revenues	13,358	12,978	380	2.9%
Losses and expenses:
Net losses and loss adjustment expenses	4,341	4,395	(54)	(1.2%)
Acquisition costs and other underwriting expenses	4,853	4,611	242	5.2%

Income from segment	$4,164	$3,972	$192	4.8%

Underwriting Ratios:
Loss ratio:
Current accident year	44.4	42.0	2.4
Prior accident year	(11.9)	(8.1)	(3.8)

Calendar year loss ratio	32.5	33.9	(1.4)
Expense ratio	36.4	35.5	0.9

Combined ratio	68.9	69.4	(0.5)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	80.8	77.5
Effect of prior accident year	(11.9)	(8.1)

Combined ratio	68.9	69.4

Loss ratio excluding the effect of prior accident year (2) (4)	44.4	42.0
Effect of prior accident year	(11.9)	(8.1)

Loss ratio	32.5	33.9

Property loss ratio excluding the effect of prior accident year (5) (4)	39.6	38.7
Effect of prior accident year	(11.2)	(10.1)

Property loss ratio	28.4	28.6

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	5,926	$5,448
Effect of prior accident year	(1,585)	(1,053)

Net losses and loss adjustment expenses	4,341	$4,395

NM – not meaningful

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $18.5 million for the quarter ended June 30, 2015, compared with $22.3 million for the quarter ended June 30, 2014, a decrease of $3.9 million or 17.3%. This decrease is mainly due to competition in the property catastrophe reinsurance marketplace. The market has become very competitive due to excess capital resulting in property rates declining.

Net premiums written, which equal gross premiums written less ceded premiums written, were $18.5 million for the quarter ended June 30, 2015, compared with $21.3 million for the quarter ended June 30, 2014, a decrease of $2.9 million or 13.4%. This decrease is due to a decline in gross premiums written.

Net premiums earned were $13.3 million for the quarter ended June 30, 2015, compared with $13.0 million for the quarter ended June 30, 2014, an increase of $0.4 million or 2.8%. Property net premiums earned for the quarters ended June 30, 2015 and 2014 were $13.0 million and $12.8 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2015 and 2014 were $0.4 million and $0.1 million, respectively.

Other Income (Loss)

Other income was comprised income of $0.01 million and loss of $0.01 million for the quarters ended June 30, 2015 and 2014, respectively. Other income (loss) represents foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 32.5% for the quarter ended June 30, 2015 compared with 33.9% for the quarter ended June 30, 2014.

GLOBAL INDEMNITY PLC

The current accident year loss ratio increased 2.4 points from 42.0% for the quarter ended June 30, 2014 to 44.4% for the quarter ended June 30, 2015 primarily due to slightly higher premium volume in professional lines which has a higher loss ratio than property.

There was an decrease in net losses and loss adjustment expenses for prior accident years of $1.6 million in the quarter ended June 30, 2015, which reduced the loss ratio by 11.9 points, compared to a decrease in net losses and loss adjustment expenses for prior accident years of $1.0 million in the quarter ended June 30, 2014 which decreased the loss ratio by 8.1 points.

In the second quarter of 2015, the $1.6 million decrease in prior accident loss reserves was primarily due to less severity on property than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

In the second quarter of 2014, the $1.0 million reduction in prior accident loss reserves primarily consisted of the following:

•	Property: A $1.3 million decrease primarily related to accident year 2012 due to catastrophe losses developing better than expected.

•	Commercial Auto Liability: A $0.3 million increase in aggregate related to accident years 2009 to 2011

Net losses and loss adjustment expenses were $4.3 million for the quarter ended June 30, 2015, compared with $4.4 million for the quarter ended June 30, 2014, a decrease of $0.1 million or 1.2%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $5.4 million for the quarter ended June 30, 2014 to $5.9 million for the quarter ended June 30, 2015.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.9 million for the quarter ended June 30, 2015, compared with $4.6 million for the quarter ended June 30, 2014, an increase of $0.2 million or 5.2%.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 36.4% for the quarter ended June 30, 2015, compared 35.5% for the quarter ended June 30, 2014. The increase in the expense ratio is primarily due to an increase in contingent commissions due to improvements in prior year losses and less favorable terms on current underwriting years than prior.

The combined ratio for the Company’s Reinsurance Operations was 68.9% for the quarter ended June 30, 2015, compared with 69.4% for the quarter ended June 30, 2014. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 77.5% for the quarter ended June 30, 2014 to 80.8% for the quarter ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $4.2 million for the quarter ended June 30, 2015 compared to income of $4.0 million for the quarter ended June 30, 2014, an increase of $0.2 million.

GLOBAL INDEMNITY PLC

Unallocated Corporate Items

The following items are not allocated to the Company’s Commercial Lines, Personal Lines, or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Net investment income	$9,141	$7,677	$1,464	19.1%
Net realized investment gains	6,532	39,881	(33,349)	(83.6%)
Corporate and other operating expenses	(4,334)	(3,172)	1,162	36.6%
Interest expense	(535)	(319)	216	67.7%
Income tax (expense) benefit	1,345	(11,590)	(12,935)	(111.6%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $9.1 million for the quarter ended June 30, 2015, compared with $7.7 million for the quarter ended June 30, 2014, an increase of $1.5 million or 19.1%.

•	Gross investment income, which excludes realized gains and losses, was $10.0 million for the quarter ended June 30, 2015, compared with $8.8 million for the quarter ended June 30, 2014, an increase of $1.2 million or 13.7%. The increase was primarily due to gross investment income related to limited partnership investments and the acquisition of American Reliable’s fixed income portfolio.

•	Investment expenses were $0.9 million for the quarter ended June 30, 2015, compared with $1.2 million for the quarter ended June 30, 2014, a decrease of $0.3 million or 22.0%. The decrease is primarily due to a reduction of the Company’s equity portfolio during 2014.

At June 30, 2015, the Company held agency mortgage-backed securities with a book value of $138.2 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of June 30, 2015, compared with 2.1 years as of June 30, 2014. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.1 years as of June 30, 2015 compared with 1.9 years as of June 30, 2014. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2015, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% compared with 2.2% at June 30, 2014. The embedded book yield on the $232.5 million of municipal bonds in the Company’s portfolio was 2.6% at June 30, 2015, compared to an embedded book yield of 2.8% on the Company’s municipal bond portfolio of $192.5 million at June 30, 2014.

Net Realized Investment Gains

Net realized investment gains were $6.5 million for the quarter ended June 30, 2015, compared with $39.9 million for the quarter ended June 30, 2014. The net realized investment gains for 2015 consist primarily of net gains of $0.6 million relative to the Company’s fixed maturities, $2.7 million relative to its equity securities, and $5.1 million relative to its interest rate swaps offset by other than temporary impairment losses of $1.9 million. The net realized investment gains for 2014 consist primarily of net gains of $0.6 million relative to the Company’s fixed maturities, $45.3 million relative to its equity securities, offset by losses of $6.0 million related to its interest rate swaps.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended June 30, 2015 and 2014.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.3 million for the quarter ended June 30,

GLOBAL INDEMNITY PLC

2015, compared with $3.2 million for the quarter ended June 30, 2014, an increase of $1.2 million or 36.6%. The increase is primarily due to the awarding of stock options and restricted stock bonuses in connection with American Reliable transaction as well as an increase in professional fees.

Interest Expense

Interest expense was $0.5 million and $0.3 million for the quarters ended June 30, 2015 and 2014, respectively, an increase of $0.2 million or 67.7%. This is primarily due to higher balances outstanding under the margin borrowing facilities in 2015 as compared to 2014 as well as a small increase in interest rates applicable to the Company’s margin borrowing facilities. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense / Benefit

The income tax benefit was $1.3 million for the quarter ended June 30, 2015 compared to an income tax expense of $11.6 million for the quarter ended June 30, 2014. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income

The factors described above resulted in net income of $11.1 million and $33.2 million for the quarters ended June 30, 2015 and 2014, respectively, a decrease of $22.1 million or 66.5%.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014 (1)	$	%
Gross premiums written	$162,215	$166,374	$(4,159)	(2.5%)

Net premiums written	$133,483	$133,620	$(137)	(0.1%)

Net premiums earned	$129,340	$126,812	$2,528	2.0%
Other income	877	782	95	12.1%

Total revenues	130,217	127,594	2,623	2.1%
Losses and expenses:
Net losses and loss adjustment expenses	81,098	72,746	8,352	11.5%
Acquisition costs and other underwriting expenses (2)	48,811	53,279	(4,468)	(8.4%)

Income from segment	$308	$1,569	$(1,261)	(80.4%)

Underwriting Ratios:
Loss ratio:
Current accident year	62.7	60.4	2.3
Prior accident year	0.0	(3.0)	3.0

Calendar year loss ratio	62.7	57.4	5.3
Expense ratio	37.7	42.0	(4.3)

Combined ratio	100.4	99.4	1.0

Reconciliation of Non-GAAP Measures
Loss ratio excluding the effect of prior accident year (3) (4)	62.7	60.4
Effect of prior accident year	—	(3.0)

Loss ratio	62.7	57.4

Non catastrophe loss ratio excluding the effect of prior accident year (5) (4)	50.3	53.2
Effect of prior accident year	—	(3.0)

Non catastrophe loss ratio	50.3	50.2

Non catastrophe losses excluding the effect of prior accident year (6) (4)	65,022	67,470
Effect of prior accident year	—	(3,804)

Non catastrophe losses	65,022	63,666

(1)	Represent unaudited pro forma results of operation for the six months ended June 30, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.
(2)	Includes excise tax of $647 and $634 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the quarters ended June 30, 2015 and 2014, respectively.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Personal Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe losses.

GLOBAL INDEMNITY PLC

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $162.2 million for the six months ended June 30, 2015, compared with $166.4 million for the six months ended June 30, 2014, a decrease of $4.2 million or 2.5%. The decrease is primarily due to a reduction in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums written, which equal gross premiums written less ceded premiums written, were $133.5 million for the six months ended June 30, 2015, compared with $133.6 million for the six months ended June 30, 2014, and a decrease of $0.1 million or 0.1%. The ratio of net premiums written to gross premiums written was 82.3% for the six months ended June 30, 2015 and 80.3% for the six month ended June 30, 2014, an increase of 2.0 points.

Net premiums earned were $129.3 million for the six months ended June 30, 2015, compared with $126.8 million for the six months ended June 30, 2014, an increase of $2.5 million or 2.0%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the six months ended June 30, 2015 and 2014 were $111.2 million and $109.1 million, respectively. Casualty net premiums earned were $18.1 million and $17.7 million for the six month ended June 30, 2015 and 2014, respectively.

Other Income

Other income was $0.9 million and $0.8 million for the six month ended June 30, 2015 and 2014, respectively. Other income is primarily comprised of fee income on policies issued and commission income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 62.7% for the six months ended June 30, 2015 compared with 57.4% for the six months ended June 30, 2014.

The current accident year loss ratio for the six months ended June 30, 2015 was 62.7%, an increase of 2.3 points from 60.4%, for the six months ended June 30, 2014:

•	The non-catastrophe loss ratio decreased 2.9 points from 53.2% in the six months ended June 30, 2014 to 50.3% in the six months ended June 30, 2015. Non-catastrophe losses were $65.0 million and $67.5 million for the six months ended June 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio increased 5.2 points from 7.2% in the six months ended June 30, 2014 to 12.4% in the six months ended June 30, 2015. Catastrophe losses were $16.1 million and $9.1 million for the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, the Company had no changes to prior accident year losses. In 2014, losses developed better than anticipated which reduced the loss ratio by 3.0 points.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $48.8 million for the six months ended June 30, 2015, compared with $53.3 million for the six months ended June 30, 2014, a decrease of $4.5 million or 8.4%. The decrease is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 37.7% for the six months ended June 30, 2015, compared with 42.0% for the six months ended June 30, 2014. The decrease in the expense ratio is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

The combined ratio for the Company’s Personal Lines was 100.4% for the six months ended June 30, 2015, compared with 99.4% for the six months ended June 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income (loss) from Segment

The factors described above resulted in income from the Company’s Personal Lines of $0.3 million for the six months ended June 30, 2015, compared to income of $1.6 million for the six months ended June 30, 2014.

GLOBAL INDEMNITY PLC

Commercial Lines

The components of income (loss) from the Company’s Commercial Lines’ segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014	$	%
Gross premiums written	$108,826	$113,548	$(4,722)	(4.2%)

Net premiums written	$100,322	$103,695	$(3,373)	(3.3%)

Net premiums earned	$100,328	$106,347	$(6,019)	(5.7%)
Other income	318	326	(8)	(2.5%)

Total revenues	100,646	106,673	(6,027)	(5.6%)
Losses and expenses:
Net losses and loss adjustment expenses	59,642	67,472	(7,830)	(11.6%)
Acquisition costs and other underwriting expenses (1)	40,631	44,278	(3,647)	(8.2%)

Income (loss) from segment	$373	$(5,077)	$5,450	107.3%

Underwriting Ratios:
Loss ratio:
Current accident year	65.0	68.2	(3.2%)
Prior accident year	(5.6)	(4.7)	(0.9%)

Calendar year loss ratio	59.4	63.5	(4.1%)
Expense ratio	40.5	41.6	(1.1%)

Combined ratio	99.9	105.1	(5.2%)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	105.5	109.8
Effect of prior accident year	(5.6)	(4.7)

Combined ratio	99.9	105.1

Loss ratio excluding the effect of prior accident year (3) (7)	65.0	68.2
Effect of prior accident year	(5.6)	(4.7)

Loss ratio	59.4	63.5

Property loss ratio excluding the effect of prior accident year (4) (7)	61.2	64.8
Effect of prior accident year	(1.4)	0.2

Property loss ratio	59.8	65.0

Casualty loss ratio excluding the effect of prior accident year (5) (7)	71.1	73.1
Effect of prior accident year	(12.2)	(11.9)

Casualty loss ratio	58.9	61.2

Non catastrophe property loss ratio excluding the effect of prior accident year (8) (7)	44.2	44.0
Effect of prior accident year	(1.7)	(0.1)

Non catastrophe property loss ratio	42.5	43.9

Catastrophe property loss ratio excluding the effect of prior accident year (9) (7)	17.0	20.8
Effect of prior accident year	0.3	0.3

Catastrophe property loss ratio	17.3	21.1

Non catastrophe property losses excluding the effect of prior accident year (10) (7)	$27,015	$27,759
Effect of prior accident year	(1,033)	(65)

Non catastrophe property losses	$25,982	$27,694

Catastrophe property losses excluding the effect of prior accident year (11) (7)	$10,408	$13,160
Effect of prior accident year	206	188

Catastrophe property losses	$10,614	$13,348

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$65,249	$72,492
Effect of prior accident year	(5,607)	(5,020)

Net losses and loss adjustment expenses	$59,642	$67,472

GLOBAL INDEMNITY PLC

(1)	Includes excise tax of $529 and $561 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the six months ended June 30, 2015 and 2014, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$56,396	$53,812	$54,210	$56,141	$52,963	$52,855
Property Brokerage	21,693	18,281	17,194	22,237	18,538	16,515
Programs	28,581	26,263	26,632	32,055	29,363	28,294
Other	2,156	1,966	2,292	3,115	2,831	8,683

Total	$108,826	$100,322	$100,328	$113,548	$103,695	$106,347

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $108.8 million for the six months ended June 30, 2015, compared with $113.5 million for the six months ended June 30, 2014, a decrease of $4.7 million or 4.2%. The decrease is the result of several factors. The decline in programs is due to the tightening of underwriting standards. The decline in property brokerage is result of a more competitive market for large and midsize accounts. Commercial automobile, which is included in the other category, declined in an effort to trim unprofitable business.

Net premiums written, which equal gross premiums written less ceded premiums written, were $100.3 million for the six months ended June 30, 2015, compared with $103.7 million for the six months ended June 30, 2014, a decrease of $3.4 million or 3.3%. The decrease was primarily due to the reduction in gross premiums written as noted above partially offset by a slight increase in retention. The ratio of net premiums written to gross premiums written was 92.2% for the six month ended June 30, 2015 and 91.3% for the six months ended June 30, 2014, an increase of 0.9%.

Net premiums earned were $100.3 million for the six months ended June 30, 2015, compared with $106.3 million for the six months ended June 30, 2014, a decrease of $6.0 million or 5.7%. The decline in net premiums earned was primarily due to a reduction of net premiums written in previous years for commercial automobile in an effort trim unprofitable business. Property net premiums earned for the six months ended June 30, 2015 and 2014 were $61.2 million and $63.2 million, respectively. Casualty net premiums earned for the six months ended June 30, 2015 and 2014 were $39.1 million and $43.2 million, respectively.

GLOBAL INDEMNITY PLC

Other Income

Other income was $0.3 million for each of the six months ended June 30, 2015 and 2014. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Commercial Lines was 59.4% for the six months ended June 30, 2015 compared with 63.5% for the six months ended June 30, 2014.

The current accident year loss ratio for the six months ended June 30, 2015 was 65.0%, an improvement of 3.2 points from 68.2%, for the six months ended June 30, 2014:

•	The current accident year property loss ratio improved by 3.6 points from 64.8% in the six months ended June 30, 2014 to 61.2% in the six months ended June 30, 2015.

•	The non-catastrophe loss ratio increased 0.2 points from 44.0% in the six months ended June 30, 2014 to 44.2% in the six months ended June 30, 2015. Non-catastrophe losses were $27.0 million and $27.8 million for the six months ended June 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio improved by 3.8 points from 20.8% in the six months ended June 30, 2014 to 17.0% in the six months ended June 30, 2015. Catastrophe losses were $10.4 million and $13.2 million for the six months ended June 30, 2015 and 2014, respectively.

•	The current accident year casualty loss ratio improved by 2.0 points from 73.1% in the six months ended June 30, 2014 to 71.1% in the six months ended June 30, 2015. During the last several years, rates were increased and unprofitable business was not renewed contributing to this improvement.

In the first six months of 2015, the Company reduced its prior accident year loss reserves by $5.6 million, which primarily consisted of the following:

•	Property: A $0.8 million decrease primarily related to accident years 2009 through 2013 due to less than anticipated frequency and severity.

•	Umbrella: $0.3 million decrease primarily due to emergence continuing to be better than anticipated in accident years 2003 through 2005.

•	Professional: $2.9 million decrease primarily due to frequency emergence continuing to be better than anticipated in accident years 2006 through 2011.

•	General Liability: A $1.8 million decrease primarily related to accident years 2011 and 2012 due to less than anticipated frequency and severity.

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

Net losses and loss adjustment expenses were $59.6 million for the six months ended June 30, 2015, compared with $67.5 million for the six months ended June 30, 2014, a decrease of $7.8 million or 11.6%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $65.2 million and $72.5 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $7.2 million or 10.0%. This decrease is primarily attributable to a reduction in earned premium volume for commercial automobile. In addition, catastrophe losses are lower in 2015 due to a decrease in the severity of the storms compared to 2014.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $40.6 million for the six months ended June 30, 2015, compared with $44.3 million for the six months ended June 30, 2014, a decrease of $3.6 million or 8.2%. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines. In addition, commission expense is lower due to a reduction in net premiums earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 40.5% for the six months ended June 30, 2015, compared with 41.6% for the six months ended June 30, 2014. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines.

The combined ratio for the Company’s Commercial Lines was 99.9% for the six months ended June 30, 2015, compared with 105.1% for the six months ended June 30, 2014. Excluding the impact of prior year adjustments, the current accident year combined ratio improved from 109.8% for the six months ended June 30, 2014 to 105.5% for the six months ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $0.4 million for the six months ended June 30, 2015, compared to a loss of $5.1 million for the six months ended June 30, 2014.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$38,343	$46,554	$(8,211)	(17.6)

Net premiums written	$38,304	$45,538	$(7,234)	(15.9)

Net premiums earned	$26,546	$27,214	$(668)	(2.5)
Other loss	(66)	(3)	(63)	NM

Total revenues	26,480	27,211	(731)	(2.7)
Losses and expenses:
Net losses and loss adjustment expenses	8,439	9,370	(931)	(9.9)
Acquisition costs and other underwriting expenses	9,742	9,378	364	3.9

Income from segment	$8,299	$8,463	$(164)	(1.9)

Underwriting Ratios:
Loss ratio:
Current accident year	43.3	38.5	4.8
Prior accident year	(11.5)	(4.0)	(7.5)

Calendar year loss ratio	31.8	34.5	(2.7)
Expense ratio	36.7	34.5	2.2

Combined ratio	68.5	69.0	(0.5)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	80.0	73.0
Effect of prior accident year	(11.5)	(4.0)

Combined ratio	68.5	69.0

Loss ratio excluding the effect of prior accident year (2) (4)	43.3	38.5
Effect of prior accident year	(11.5)	(4.0)

Loss ratio	31.8	34.5

Property loss ratio excluding the effect of prior accident year (5) (4)	39.3	36.7
Effect of prior accident year	(11.3)	(5.2)

Property loss ratio	28.0	31.5

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$11,491	$10,472
Effect of prior accident year	(3,052)	(1,102)

Net losses and loss adjustment expenses	$8,439	$9,370

NM – not meaningful

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $38.3 million for the six months ended June 30, 2015, compared with $46.6 million for the six months ended June 30, 2014, a decrease of $8.2 million or 17.6%. This decrease is mainly due to competition in the property catastrophe reinsurance marketplace. The market has become very competitive due to excess capital resulting in property rates declining.

Net premiums written, which equal gross premiums written less ceded premiums written, were $38.3 million for the six months ended June 30, 2015, compared with $$45.5 million for the six months ended June 30, 2014, a decrease of $7.2 million or 15.9%. This decrease is due to a decline in gross premiums written as noted above partially offset by increased retention rates.

Net premiums earned were $26.5 million for the six months ended June 30, 2015, compared with $27.2 million for the six months ended June 30, 2014, a decrease of $0.7 million or 2.5%. Property net premiums earned for the six months ended June 30, 2015 and 2014 were $25.8 million and $26.1 million, respectively. Casualty net premiums earned for the six months ended June 30, 2015 and 2014 were $0.8 million and $1.1 million, respectively.

Other Loss

The Company recognized losses of $.1 million and less than $0.1 million for the six months ended June 30, 2015 and 2014, respectively. Other income is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 31.8% for the six months ended June 30, 2015 compared with 34.5% for the six months ended June 30, 2014.

The current accident year loss ratio increased 4.8 points from 38.5% for the six months ended June 30, 2014 to 43.3% for the six months ended June 30, 2015 primarily due to slightly higher premium volume in professional lines which has a higher loss ratio than property. The property lines current accident year loss ratio increased to 39.3% for the six months ended June 30, 2015 from 36.7% for the six months ended June 30, 2014.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $3.1 million in the six months ended June 30, 2015 which decreased the loss ratio by 11.5 points compared to a decrease in net losses and loss adjustment expenses for prior accident years of $1.1 million in the six months ended June 30, 2014 which decreased the loss ratio 4.0 points.

The $3.1 million reduction in prior accident year loss reserves in 2015 was primarily due to less severity on property than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

The $1.1 million reduction in prior accident year loss reserves in 2014 primarily consisted of the following:

•	Property: A $1.3 million decrease primary due to less severity than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

•	Commercial Auto Liability: A $0.2 million increase in aggregate related to accident years 2009 to 2011.

Net losses and loss adjustment expenses were $8.4 million for the six months ended June 30, 2015, compared with $9.4 million for the six months ended June 30, 2014, a decrease of $0.9 million or 9.9%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $10.5 million for the six months ended June 30, 2014 to $11.5 million for the six months ended June 30, 2015. This is primarily attributable to a slight change in business mix.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $9.7 million for the six months ended June 30, 2015 compared with $9.4 million for the six months ended June 30, 2014, an increase of $0.4 million or 3.9%. The increase in the expense ratio is primarily due to an increase in contingent commissions due to improvements in prior year losses.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 36.7% for the six months ended June 30, 2015, compared with 34.5% for the six months ended June 30, 2014. The increase in the expense ratio is primarily due to an increase in contingent commissions due to improvements in prior year losses and less favorable terms on current underwriting years than prior.

The combined ratio for the Company’s Reinsurance Operations was 68.5% for the six months ended June 30, 2015, compared with 69.0% for the six months ended June 30, 2014. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 73.0% for the six months ended June 30, 2014 to 80.0% for the six months ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and a discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $8.3 million for the six months ended June 30, 2015 compared to income of $8.5 million for the six months ended June 30, 2014, a decrease of $0.2 million or 1.9%.

Unallocated Corporate Items

The following items are not allocated to the Company’s Personal Lines, Commercial Lines, or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Net investment income	$17,382	$15,961	$1,421	8.9%
Net realized investment gains	3,562	39,068	(35,506)	(90.9%)
Corporate and other operating expenses	(15,874)	(6,133)	9,741	158.8%
Interest expense	(1,040)	(510)	530	103.9%
Income tax (expense) benefit	4,901	(9,741)	(14,642)	(150.3%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $17.4 million for the six months ended June 30, 2015, compared with $16.0 million for the six months ended June 30, 2014, an increase of $1.4 million or 8.9%.

•	Gross investment income, which excludes realized gains and losses, was $19.1 million for the six months ended June 30, 2015, compared with $18.2 million for the six months ended June 30, 2014, an increase of $0.9 million or 4.8%. The increase was primarily due to gross investment income related to limited partnership investments and the acquisition of American Reliable’s fixed income portfolio.

•	Investment expenses were $1.7 million for the six months ended June 30, 2015, compared with $2.3 million for the six months ended June 2014, a decrease of $0.5 million or 24.0%. The decrease is primarily due to a reduction of the Company’s equity portfolio during 2014.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains

Net realized investment gains were $3.6 million for the six months ended June 30, 2015, compared with $39.1 million for the six months ended June 30, 2014. The net realized investment gains for 2015 consist primarily of net gains of $1.3 million relative to the Company’s fixed maturities, $5.4 million relative to its equity securities, offset by losses of $0.8 million related to its interest rate swaps and other than temporary impairment losses of $2.2 million. The net realized investment gains for 2014 consist primarily of net gains of $2.2 million relative to the Company’s fixed maturities, $49.3 million relative to its equity securities, offset by losses of $12.4 million related to its interest rate swaps.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the six months ended June 30, 2015 and 2014.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $15.9 million for the six months ended June 30, 2015, compared with $6.1 million for the six months ended June 30, 2014, an increase of $9.7 million or 158.8%. The increase is primarily due to incurring cost of approximately $8.3 million in connection with the acquisition of American Reliable Insurance Company.

Interest Expense

Interest expense was $1.0 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $0.5 million or 103.9%. This is primarily due to higher balances outstanding under the margin borrowing facilities in 2015 as compared to 2014. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

The income tax benefit was $4.9 million for the six months ended June 30, 2015 compared to an income tax expense of $9.7 million for the six months ended June 30, 2014. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $17.9 million and $42.0 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $24.1 million or 57.4%.

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

GLOBAL INDEMNITY PLC

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. On January 23, 2014, the U.S. insurance companies paid an extraordinary dividend to Global Indemnity Group, Inc. that aggregated to $200 million. The U.S. insurance companies, excluding American Reliable, were restricted from paying a dividend until after January 23, 2015 without regulatory approval. No dividends were declared or paid during the quarter or six months ended June 30, 2015. See Note 17 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies, excluding American Reliable. See Note 2 of the notes to consolidated financial statements in Item 1 of Part I of this report for dividend limitations related to American Reliable.

For 2015, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or six months ended June 30, 2015.

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

Net cash provided by operating activities was $19.2 million for the six months ended June 30, 2015 and the net cash used for operating activities was $13.5 million for the six months ended June 30, 2014. The increase in operating cash flows of approximately $32.7 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net premiums collected	$278,985	$122,638	$156,347
Net losses paid	(148,109)	(85,868)	(62,241)
Underwriting and corporate expenses	(134,323)	(67,275)	(67,048)
Net investment income	23,706	20,168	3,538
Net federal income taxes paid	(87)	(2,663)	2,576
Interest paid	(955)	(464)	(491)

Net cash provided by (used for) operating activities	$19,217	$(13,464)	$32,681

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

GLOBAL INDEMNITY PLC

Liquidity

There have been no material changes to the Company’s liquidity during the six months ended June 30, 2015. Please see Item 7 of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

On July 2, 2015, the Company filed a registration statement on Form S-3 that allows the Company to offer and sell stock, debt, and other instruments that have an aggregate initial offering price of up to $500 million in one or more offerings. The Company may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the six months ended June 30, 2015. Please see Item 7 of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited partnerships, and unpaid losses and loss expense obligations. As of June 30, 2015, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$12,998	$3,224	$6,060	$3,689	$25
Commitments to fund limited partnerships	25,955	25,955	—	—	—
Unpaid losses and loss adjustment expenses obligations (2)	769,299	263,450	263,492	124,227	118,130

Total	$808,252	$292,629	$269,552	$127,916	$118,155

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

During the quarter ended June 30, 2015, global equities fell modestly, declining for the first time in twelve quarters. Late in the quarter, the Greek debt crisis took center stage. Negotiations between top Greek officials and creditors broke down; increasing the likelihood that Greece would miss its next scheduled payment to the International Monetary Fund . On June 30th, Greece officially defaulted on a €1.6 billion repayment. The Greek government held a referendum on July 5th, asking its citizens to accept or reject the creditors’ final terms, and they ultimately voted to reject them. Despite the default and fears of contagion among the European peripheral countries, global economic data remained constructive, with continued signs of a gradual recovery in the US and Europe. In Europe, consumer prices exited the deflationary zone in April. The rebound coincided with the rollout of the European Central Bank’s bold quantitative easing program, which aims to restore inflation to around 2% by 2017. A continued boom in corporate takeovers also fueled bullish sentiment. Global merger and acquisition activity remained robust, with 2015 on pace to be the second-highest year of deal volume, trailing only 2007. In Asia, the People’s Bank of China sought to quell Chinese growth slowdown concerns by lowering its benchmark lending and deposit rates during June, the fourth interest-rate cut since November. US equities advanced for the tenth straight quarter, reaching another all-time high on May 21th. The Greek debt crisis overshadowed mostly encouraging news flowing out of the world’s largest economy.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.2 years. Portfolio purchases during the quarter were focused within US Corporate bonds and ABS (asset-backed securities). These purchases were funded primarily through maturities and paydowns. During the second quarter, the portfolio’s asset allocation was relatively unchanged.

There have been no other material changes to the Company’s market risk since December 31, 2014. Please see Item 7A of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and

GLOBAL INDEMNITY PLC

communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. In accordance with SEC guidance, an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures for a period of no longer than one year from the date of the acquisition. The internal controls and procedures of American Reliable, which was acquired on January 1, 2015, were excluded from the Company’s evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2015. However, certain functions and operations of American Reliable, which are corporate in nature and managed at the Company’s U.S. headquarters, such as those related to investments, corporate expenses and taxes, have operated under the Company’s existing control structure since the acquisition. Accordingly, the significance of the controls of the acquired business excluded from management’s evaluation of disclosure controls and procedures as of and for the six months ended June 30, 2015 are represented by American Reliable’s assets excluding investments, which represented approximately 17% of consolidated assets, net premiums written, which represented 49% of consolidated net premiums written, and, underwriting income, which represented (7%) of consolidated underwriting income.

Changes in Internal Controls

During the quarter ended June 30, 2015 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were 596 shares purchased from the Company’s employees during the quarter ended June 30, 2015. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

GLOBAL INDEMNITY PLC

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 1 and the Global Indemnity plc Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 28, 2015 (File No. 001-34809)).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the quarters and six months June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and the year ended December 31, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

August 4, 2015	By:	/s/ Thomas M. McGeehan
Date: August 4, 2015	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)