Form 10-Q
period 2015-09-30
Global Indemnity plc
filed 2015-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 3, 2015, the registrant had outstanding 13,671,818 A Ordinary Shares and 12,061,370 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2015	December 31, 2014
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,539,192 and $1,272,948)	$1,548,885	$1,283,475
Equity securities:
Available for sale, at fair value (cost: $99,257 and $99,297)	106,666	122,048
Other invested assets:
Available for sale, at fair value (cost: $31,137 and $33,174)	33,555	33,663

Total investments	1,689,106	1,439,186
Cash and cash equivalents	146,686	58,823
Restricted cash	—	113,696
Premiums receivable, net	95,438	56,586
Reinsurance receivables, net	134,187	125,718
Funds held by ceding insurers	24,523	25,176
Federal income taxes receivable	5,187	3,139
Deferred federal income taxes	35,809	20,250
Deferred acquisition costs	57,398	25,238
Intangible assets	26,417	17,636
Goodwill	6,936	4,820
Prepaid reinsurance premiums	39,150	4,725
Receivable for securities sold	—	60
Other assets	57,782	34,980

Total assets	$2,318,619	$1,930,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$729,509	$675,472
Unearned premiums	297,657	120,815
Ceded balances payable	4,110	2,800
Contingent commissions	14,397	12,985
Debt	292,144	174,673
Payable for securities	4,126	—
Other liabilities	54,964	34,998

Total liabilities	1,396,907	1,021,743

Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,748,528 and 16,331,577, respectively; A ordinary shares outstanding: 13,671,818 and 13,266,762 , respectively; B ordinary shares issued and outstanding: 12,061,370 and 12,061,370, respectively	3	3
Additional paid-in capital	529,319	519,590
Accumulated other comprehensive income, net of taxes	13,245	23,384
Retained earnings	480,882	466,717
A ordinary shares in treasury, at cost: 3,076,710 and 3,064,815 shares, respectively	(101,737)	(101,404)

Total shareholders’ equity	921,712	908,290

Total liabilities and shareholders’ equity	$2,318,619	$1,930,033

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Gross premiums written	$150,148	$67,098	$459,532	$227,200

Net premiums written	$122,497	$63,262	$394,606	$212,495

Net premiums earned	$124,707	$68,028	$380,921	$201,589
Net investment income	8,852	6,527	26,234	22,488
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(4,641)	(6)	(6,879)	(68)
Other net realized investment gains (losses)	(6,137)	1,164	(337)	40,294

Total net realized investment gains (losses)	(10,778)	1,158	(7,216)	40,226
Other income	1,279	126	2,408	449

Total revenues	124,060	75,839	402,347	264,752
Losses and Expenses:
Net losses and loss adjustment expenses	77,691	36,654	226,870	113,496
Acquisition costs and other underwriting expenses	50,934	27,458	150,118	81,114
Corporate and other operating expenses	3,567	3,481	19,441	9,614
Interest expense	1,595	118	2,635	628

Income (loss) before income taxes	(9,727)	8,128	3,283	59,900
Income tax expense (benefit)	(5,981)	(1,633)	(10,882)	8,108

Net income (loss)	$(3,746)	$9,761	$14,165	$51,792

Per share data:
Net income (loss)
Basic	$(0.15)	$0.39	$0.56	$2.06

Diluted	$(0.15)	$0.39	$0.55	$2.05

Weighted-average number of shares outstanding
Basic	25,463,994	25,137,531	25,452,991	25,126,684

Diluted	25,704,931	25,334,716	25,684,931	25,323,187

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(3,746)	$9,761	$14,165	$51,792

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses)	(9,078)	(7,293)	(9,808)	6,476
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(1)	(1)	(1)	(4)
Reclassification adjustment for (gains) losses included in net income	2,199	(1,524)	(517)	(35,312)
Unrealized foreign currency translation gains (losses)	23	(229)	187	(234)

Other comprehensive income (loss), net of taxes	(6,857)	(9,047)	(10,139)	(29,074)

Comprehensive income (loss), net of taxes	$(10,603)	$714	$4,026	$22,718

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Number of A ordinary shares issued:
Number at beginning of period	16,331,577	16,200,406
Ordinary shares issued under share incentive plans	121,812	94,563
Ordinary shares issued to directors	27,437	36,608
Ordinary shares issued in connection with American Reliable acquisition	267,702	—

Number at end of period	16,748,528	16,331,577

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,590	$516,653
Share compensation plans	9,671	2,900
Tax benefit on share-based compensation expense	58	37

Balance at end of period	$529,319	$519,590

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$23,384	$54,028
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(10,319)	(30,299)
Change in other than temporary impairment losses recognized in other comprehensive income	(7)	(4)
Unrealized foreign currency translation gains (losses)	187	(341)

Other comprehensive income (loss)	(10,139)	(30,644)

Balance at end of period	$13,245	$23,384

Retained earnings:
Balance at beginning of period	$466,717	$403,861
Net income	14,165	62,856

Balance at end of period	$480,882	$466,717

Number of Treasury Shares:
Number at beginning of period	3,064,815	3,059,371
A ordinary shares purchased	11,895	5,444

Number at end of period	3,076,710	3,064,815

Treasury Shares, at cost:
Balance at beginning of period	$(101,404)	$(101,265)
A ordinary shares purchased, at cost	(333)	(139)

Balance at end of period	$(101,737)	$(101,404)

Total shareholders’ equity	$921,712	$908,290

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$14,165	$51,792
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of value of business acquired	22,823	—
Amortization and depreciation	3,761	2,649
Amortization of debt issuance costs	16	—
Restricted stock and stock option expense	9,671	2,236
Deferred federal income taxes	(8,984)	1,964
Amortization of bond premium and discount, net	10,557	5,701
Net realized investment gain	7,216	(40,226)
Equity in the earnings of a partnership	(1,448)	—
Changes in:
Premiums receivable, net	18,971	(12,323)
Reinsurance receivables, net	5,373	19,694
Funds held by ceding insurers	661	(5,100)
Unpaid losses and loss adjustment expenses	(35,452)	(39,535)
Unearned premiums	4,608	11,169
Ceded balances payable	(11,909)	(1,027)
Other assets and liabilities, net	(13,199)	317
Contingent commissions	(2,909)	(166)
Federal income tax receivable/payable	(2,048)	(28)
Deferred acquisition costs, net	(32,160)	(3,913)
Prepaid reinsurance premiums	9,081	(265)

Net cash used for operating activities	(1,206)	(7,061)

Cash flows from investing activities:
Cash release from escrow for business acquisition	113,696	—
Acquisition of business, net of cash acquired	(92,336)	—
Proceeds from sale of fixed maturities	290,580	350,179
Proceeds from sale of equity securities	34,161	181,203
Proceeds from sale of preferred stock	1,540	—
Proceeds from maturity of fixed maturities	146,870	66,281
Proceeds from limited partnership distribution	4,287	—
Proceeds from other invested assets	—	12
Amounts paid in connection with derivatives	(7,072)	(13,182)
Purchases of fixed maturities	(485,153)	(525,935)
Purchases of equity securities	(32,434)	(34,033)
Purchases of other invested assets	(2,250)	(18,475)

Net cash provided by (used for) investing activities	(28,111)	6,050

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facilities	21,114	(37,726)
Proceeds from issuance of subordinated notes	100,000	—
Debt issuance cost	(3,659)	—
Tax benefit on share-based compensation expense	58	—
Purchase of A ordinary shares	(333)	(139)

Net cash provided by (used for) financing activities	117,180	(37,865)

Net change in cash and cash equivalents	87,863	(38,876)
Cash and cash equivalents at beginning of period	58,823	105,492

Cash and cash equivalents at end of period	$146,686	$66,616

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Acquisition

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable Insurance Company (“American Reliable”) from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming $283.3 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Stock Purchase Agreement “Stock Purchase Agreement”), the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the Stock Purchase Agreement, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. The Company’s current estimate of the purchase price, based on available financial information, is approximately $99.8 million.

The results of American Reliable’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition on January 1, 2015.

The purchase of American Reliable expanded Global Indemnity’s product offerings. American Reliable is a specialty company that distributes personal lines products written on an admitted basis that are unusual and harder to place. It complements Global Indemnity’s existing US Insurance Operations that primarily distribute commercial lines products on an excess and surplus lines basis.

American Reliable is domiciled in Arizona and as such is subject to its state insurance department regulations.

GLOBAL INDEMNITY PLC

For the quarter and nine months ended September 30, 2015, American Reliable had total revenues of $63.5 million and $196.1 million, respectively, and pre-tax loss of $11.2 million and $8.5 million, respectively. These amounts are included in the Company’s results of operations for the quarter and nine months ended September 30, 2015.

The following table presents the Company’s unaudited pro forma consolidated results of operations for the quarters and nine months ended September 30, 2015 and 2014 as if the acquisition had occurred on January 1, 2014 instead of January 1, 2015.

	Pro Forma
	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands except per share data)	2015		2014	2015	2014
Total Revenue		$124,060	$141,902	$402,347	$462,164
Net Income (Loss)		$(3,746)	$13,782	$19,560	$57,224
Net Income (Loss) per share (diluted)	$	(0.15)	$0.54	$0.76	$2.24

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

The Company is still in the process of valuing the assets acquired and liabilities assumed. As a result, the allocation of the acquisition consideration is subject to change. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition as of September 30, 2015 compared to June 30, 2015 along with changes in estimates made during the quarter.

	As of
(Dollars in thousands)	September 30, 2015	June 30, 2015	Change
ASSETS:
Investments	$226,458	$226,458	$—
Cash and cash equivalents	21,360	21,360	—
Premiums receivables, net	25,941	25,941	—
Accounts receivable	11,311	17,129	(5,818)
Reinsurance receivables	13,842	12,723	1,119
Prepaid reinsurance premiums	43,506	43,506	—
Intangible assets	32,000	32,000	—
Deferred federal income taxes	1,139	1,246	(107)
Other assets	6,550	6,550	—

Total assets	382,107	386,913	(4,806)

LIABILITIES:
Unearned premiums	172,234	172,234	—
Unpaid losses and loss adjustment expenses	89,489	88,370	1,119
Reinsurance balances payable	13,219	13,219	—
Contingent commissions	3,876	3,876	—
Other liabilities	5,608	5,685	(77)

Total liabilities	284,426	283,384	1,042

Estimated fair value of net assets acquired	97,681	103,529	(5,848)
Purchase price	99,797	105,843	6,046

Goodwill	$2,116	$2,314	$(198)

Pursuant to the Stock Purchase Agreement, the Company and American Bankers Group, Inc. have performed procedures to finalize the closing balance sheet for purposes of determining the purchase price. However, the Company and American Bankers Group, Inc. were unable to come to an agreement on the carrying value of unpaid loss and loss adjustment expense reserves. As a result, the Company entered into a dispute resolution with American Bankers Group, Inc. for the carried

GLOBAL INDEMNITY PLC

amount of unpaid loss and loss adjustment reserves as of the acquisition date. This dispute resolution is consistent with the Stock Purchase Agreement that includes indemnification to both the Company and American Bankers Group, Inc. on future development on recorded loss and loss adjustment expenses as of December 31, 2014. On the third calendar year following the acquisition date of January 1, 2015, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance plus interest of 5% compounding semi-annually to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance plus interest of 5% compounding semi-annually to Global Indemnity Group, Inc.

As a result of the structure of this dispute resolution on unpaid loss and loss adjustment expenses, American Reliable’s accounts receivable declined by $5.8 million for amounts due from American Bankers Group, Inc. and Global Indemnity Group, Inc.’s accounts receivable due from American Bankers Group, Inc. increased by $6.5 million. This consolidated net increase in accounts receivable due from American Bankers Group, Inc. of $0.7 million is related to accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves.

The transaction is being accounted for using the purchase method of accounting. The assets and liabilities acquired by the Company were adjusted to estimated fair value. The $2.1 million excess of cash and acquisition cost over the estimated fair value of assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually.

Goodwill of $2.1 million, arising from the acquisition, consists largely of the synergies and economies of scales expected from combining the operations of Global Indemnity and American Reliable. The Company has determined that the goodwill of $2.1 million will be assigned to the Personal Lines segment. There is no tax goodwill.

An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $32.0 million with values assigned as follows:

(Dollars in thousands) Description	Useful Life	Amount
State insurance licenses	Indefinite	$5,000
Value of business acquired	< 1 year	25,500
Agent relationships	10 years	900
Trade name	7 - 8 years	600

		$32,000

Intangible assets arising from the acquisition will be deductible for income tax purposes over 15 years.

The following table presents details of the Company’s intangible assets arising from the American Reliable acquisition as of September 30, 2015:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
State insurance licenses	Indefinite	$5,000	$—	$5,000
Value of business acquired	< 1 year	25,500	22,823	2,677
Agent relationships	10 years	900	67	833
Trade name	7 - 8 years	600	64	536

		$32,000	$22,954	$9,046

Amortization related to the Company’s definite lived intangible assets resulting from American Reliable acquisition was $4.1 million and $23.0 million for the quarter and nine months ended September 30, 2015.

GLOBAL INDEMNITY PLC

The Company expects that amortization expense for the next five years related to the American Reliable acquisition will be as follows:

(Dollars in thousands)
October 1, 2015 to September 30, 2016	$2,853
October 1, 2016 to September 30, 2017	176
October 1, 2017 to September 30, 2018	176
October 1, 2018 to September 30, 2019	176
October 1, 2019 to September 30, 2020	176

The fair value, gross contractual amounts due, and contractual cash flows not expected to be collected of acquired receivables are as follows:

(Dollars in thousands)	Fair Value	Gross Contractual Amounts Due	Contractual cash flows not expected to be collected
Premium receivables	$25,941	$26,896	$955
Accounts receivable	11,311	11,311	—
Reinsurance receivables	12,723	12,723	—

In connection with the acquisition, the Company agreed to pay to Fox Paine & Company, LLC (“Fox Paine”) an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the nine months ended September 30, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 12 for additional information on the Global Indemnity plc Share Incentive Plan.

Additional costs, mainly professional fees, of $5.1 million were incurred in connection with the acquisition of American Reliable. Of this amount, $3.3 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2014 and $1.8 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operation during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company paid approximately $1.6 million in employee compensation related cost, which were related to periods prior to the Acquisition. These costs were accrued by American Reliable and were included in the fair value of net assets acquired by Global Indemnity Group, Inc. on January 1, 2015.

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

100% Ceded Quota Share to American Bankers – Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable. For the quarter and nine months ended September 30, 2015, American Reliable recorded ceded written premiums of $18.7 million and $41.7 million, respectively, and ceded earned premiums of $13.3 million and $50.8 million, respectively, to American Bankers Insurance Company.

GLOBAL INDEMNITY PLC

100% Assumed Quota Share from American Bankers – Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable. For the quarter and nine months ended September 30, 2015, American Reliable recorded assumed written premiums of $21.4 million and $69.3 million, respectively, and assumed earned premiums of $22.8 million and $69.8 million, respectively, from insurance companies owned by Assurant, Inc.

The effect of reinsurance on premiums written and earned by American Reliable is as follows:

(Dollars in thousands)	Written	Earned
For the quarter ended September 30, 2015:
Direct business	$65,824	$57,825
Reinsurance assumed	21,525	22,927
Reinsurance ceded	24,047	18,620

Net premiums	$63,302	$62,132

(Dollars in thousands)	Written	Earned
For the nine months ended September 30, 2015:
Direct business	$179,979	$182,851
Reinsurance assumed	69,585	70,120
Reinsurance ceded	52,779	61,499

Net premiums	$196,785	$191,472

Commitments

As a result of the acquisition, the Company assumed operating leases related to the operations of American Reliable. Rental expense under these operating leases was $0.3 million and $0.8 million for the quarter and nine months ended September 30, 2015, respectively. At September 30, 2015, future minimum cash payments under non-cancelable operating leases related to the operations of American Reliable were as follows:

(Dollars in thousands)
October 1, 2015 to September 30, 2016	$1,032
October 1, 2016 to September 30, 2017	941
October 1, 2017 to September 30, 2018	937
October 1, 2018 to September 30, 2019	143

Total	$3,053

At the time of the acquisition, one of the Company’s policy administration systems was under development. In April, 2015, the Company entered into an agreement with an unrelated third party to build out a rate, quote, bind and issue application for the Company’s agriculture products. This project has an estimated cost of approximately $2.6 million plus reimbursable travel and related expenses.

GLOBAL INDEMNITY PLC

3. Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2015
Fixed maturities:
U.S. treasury and agency obligations	$95,312	$1,972	$(9)	$97,275	$—
Obligations of states and political subdivisions	232,532	3,538	(670)	235,400	—
Mortgage-backed securities	185,359	3,203	(159)	188,403	—
Asset-backed securities	278,059	1,391	(616)	278,834	(10)
Commercial mortgage-backed securities	160,829	74	(827)	160,076	—
Corporate bonds	459,840	2,526	(1,072)	461,294	—
Foreign corporate bonds	127,261	573	(231)	127,603	—

Total fixed maturities	1,539,192	13,277	(3,584)	1,548,885	(10)
Common stock	99,257	12,359	(4,950)	106,666	—
Other invested assets	31,137	2,418	—	33,555	—

Total	$1,669,586	$28,054	$(8,534)	$1,689,106	$(10)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (2)
As of December 31, 2014
Fixed maturities:
U.S. treasury and agency obligations	$78,569	$2,281	$(83)	$80,767	$—
Obligations of states and political subdivisions	188,452	3,718	(697)	191,473	—
Mortgage-backed securities	205,814	3,709	(764)	208,759	(4)
Asset-backed securities	177,853	713	(303)	178,263	(13)
Commercial mortgage-backed securities	133,984	21	(847)	133,158	—
Corporate bonds	380,704	3,421	(709)	383,416	—
Foreign corporate bonds	107,572	625	(558)	107,639	—

Total fixed maturities	1,272,948	14,488	(3,961)	1,283,475	(17)
Common stock	99,297	25,689	(2,938)	122,048	—
Other invested assets	33,174	489	—	33,663	—

Total	$1,405,419	$40,666	$(6,899)	$1,439,186	$(17)

(2)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% of shareholders’ equity at September 30, 2015 or December 31, 2014.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$142,231	$143,283
Due in one year through five years	701,239	705,430
Due in five years through ten years	49,986	50,812
Due in ten years through fifteen years	3,799	4,277
Due after fifteen years	17,690	17,770
Mortgage-backed securities	185,359	188,403
Asset-backed securities	278,059	278,834
Commercial mortgage-backed securities	160,829	160,076

Total	$1,539,192	$1,548,885

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2015:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$—	$—	$3,413	$(9)	$3,413	$(9)
Obligations of states and political subdivisions	43,194	(573)	9,510	(97)	52,704	(670)
Mortgage-backed securities	23,004	(114)	255	(45)	23,259	(159)
Asset-backed securities	107,361	(588)	4,531	(28)	111,892	(616)
Commercial mortgage-backed securities	110,702	(687)	15,453	(140)	126,155	(827)
Corporate bonds	145,181	(1,051)	2,974	(21)	148,155	(1,072)
Foreign corporate bonds	42,441	(231)	—	—	42,441	(231)

Total fixed maturities	471,883	(3,244)	36,136	(340)	508,019	(3,584)
Common stock	38,128	(4,950)	—	—	38,128	(4,950)

Total	$510,011	$(8,194)	$36,136	$(340)	$546,147	$(8,534)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2015, gross unrealized losses related to U.S. treasury and agency obligations were $0.009 million. All unrealized losses have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of September 30, 2015, gross unrealized losses related to obligations of states and political subdivisions were $0.670 million. Of this amount, $0.097 million have been in an unrealized loss position for twelve months or greater and are rated A or better. All factors that influence performance of the municipal bond

GLOBAL INDEMNITY PLC

market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of September 30, 2015, gross unrealized losses related to mortgage-backed securities were $0.159 million. Of this amount, $0.045 million have been in an unrealized loss position for twelve months or greater and are rated CC. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) – As of September 30, 2015, gross unrealized losses related to asset backed securities were $0.616 million. Of this amount, $0.028 million has been in an unrealized loss position for 12 months or greater and are rated AAA. The weighted average credit enhancement for the Company’s asset backed portfolio is 21.9. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of September 30, 2015, gross unrealized losses related to the CMBS portfolio were $0.827 million. Of this amount, $0.140 million have been in an unrealized loss position for twelve months or greater, of which, 81.0% are rated AA- or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 35.7. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds – As of September 30, 2015, gross unrealized losses related to corporate bonds were $1.072 million. Of this amount, $0.021 million have been in an unrealized loss position for twelve months or greater and are rated BBB or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2015, gross unrealized losses related to foreign bonds were $0.231 million. All unrealized losses have been in an unrealized loss position for less than twelve months. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY PLC

Common stock – As of September 30, 2015, gross unrealized losses related to common stock were $4.950 million. All unrealized losses have been in an unrealized loss position for less than 12 months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2015 and 2014:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities:
OTTI losses, gross	$—	$(6)	$(23)	$(31)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	—	(6)	(23)	(31)
Equity securities	(4,641)	—	(6,856)	(37)

Total	$(4,641)	$(6)	$(6,879)	$(68)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and nine months ended September 30, 2015 and 2014 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$31	$50	$50	$54
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	(19)	(4)

Balance at end of period	$31	$50	$31	$50

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Net unrealized gains from:
Fixed maturities	$9,693	$10,527
Common stock	7,409	22,751
Other	970	369
Deferred taxes	(4,827)	(10,263)

Accumulated other comprehensive income, net of tax	$13,245	$23,384

GLOBAL INDEMNITY PLC

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2015 and 2014:

Quarter Ended September 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$20,201	$(99)	$20,102
Other comprehensive income (loss) before reclassification	(9,009)	(47)	(9,056)
Amounts reclassified from accumulated other comprehensive income (loss)	2,129	70	2,199

Other comprehensive income (loss)	(6,880)	23	(6,857)

Ending balance	$13,321	$(76)	$13,245

Quarter Ended September 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$33,928	$73	$34,001
Other comprehensive income (loss) before reclassification	(7,295)	(228)	(7,523)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,523)	(1)	(1,524)

Other comprehensive income (loss)	(8,818)	(229)	(9,047)

Ending balance	$25,110	$(156)	$24,954

Nine Months Ended September 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive income (loss) before reclassification	(9,413)	(209)	(9,622)
Amounts reclassified from accumulated other comprehensive income (loss)	(913)	396	(517)

Other comprehensive income (loss)	(10,326)	187	(10,139)

Ending balance	$13,321	$(76)	$13,245

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,950	$78	$54,028
Other comprehensive income (loss) before reclassification	6,396	(158)	6,238
Amounts reclassified from accumulated other comprehensive income (loss)	(35,236)	(76)	(35,312)

Other comprehensive income (loss)	(28,840)	(234)	(29,074)

Ending balance	$25,110	$(156)	$24,954

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended September 30,
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2015	2014
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(2,042)	$(2,355)
	Other than temporary impairment losses on investments	4,641	6

	Total before tax	2,599	(2,349)
	Income tax expense (benefit)	(470)	826

	Net of tax	$2,129	$(1,523)

Foreign Currency Items	Other net realized investment (gains) losses	$108	$(1)
	Income tax (benefit)	(38)	—

	Net of tax	$70	$(1)

Total reclassifications	Net of tax	$2,199	$(1,524)

GLOBAL INDEMNITY PLC

		Amounts Reclassified from Accumulated Other Comprehensive Income
		Nine Months Ended September 30,
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2015	2014
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(9,168)	$(53,729)
	Other than temporary impairment losses on investments	6,879	68

	Total before tax	(2,289)	(53,661)
	Income tax expense	1,376	18,425

	Net of tax	$(913)	$(35,236)

Foreign Currency Items	Other net realized investment (gains) losses	$609	$(117)
	Income tax expense (benefit)	(213)	41

	Net of tax	$396	$(76)

Total reclassifications	Net of tax	$(517)	$(35,312)

Net Realized Investment Gains (Losses)

Net realized gains and losses on investments are determined based on the specific identification method.

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities:
Gross realized gains	$110	$262	$1,589	$2,651
Gross realized losses	(1,451)	(471)	(1,692)	(697)

Net realized gains/ (losses)	(1,341)	(209)	(103)	1,954

Common stock:
Gross realized gains	3,494	2,559	9,418	52,434
Gross realized losses	(4,860)	—	(7,731)	(610)

Net realized gains/ (losses)	(1,366)	2,559	1,687	51,824

Preferred stock:
Gross realized gains	—	—	96	—
Gross realized losses	—	—	—	—

Net realized gains	—	—	96	—

Derivatives:
Gross realized gains	—	147	—	—
Gross realized losses	(8,071)	(1,339)	(8,896)	(13,552)

Net realized (losses)	(8,071)	(1,192)	(8,896)	(13,552)

Total net realized investment gains/ (losses)	$(10,778)	$1,158	$(7,216)	$40,226

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Fixed maturities	$290,580	$350,179
Equity securities	34,161	181,203
Preferred stock	1,540	—

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fixed maturities	$8,673	$6,791	$24,709	$20,843
Equity securities	703	780	2,419	4,861
Cash and cash equivalents	32	14	59	42
Other invested assets	193	—	1,535	87

Total investment income	9,601	7,585	28,722	25,833
Investment expense	(749)	(1,058)	(2,488)	(3,345)

Net investment income	$8,852	$6,527	$26,234	$22,488

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net investment income	$8,852	$6,527	$26,234	$22,488

Net realized investment gains (losses)	(10,778)	1,158	(7,216)	40,226
Change in unrealized holding gains and losses	(10,420)	(11,876)	(15,575)	(43,650)

Net realized and unrealized investment returns	(21,198)	(10,718)	(22,791)	(3,424)

Total investment return	$(12,346)	$(4,191)	$3,443	$19,064

Total investment return % (1)	(0.7%)	(0.3%)	0.2%	1.2%

Average investment portfolio (2)	$1,800,993	$1,558,501	$1,788,777	$1,541,336

(1)	Not annualized.

(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset Backed and Credit Securities

As of September 30, 2015, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $45.5 million. Approximately $19.0 million of these securities were tax free municipal bonds, which represented approximately 1.0% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $8.3 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.1 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $10.7 million of insurance enhanced municipal bonds, $0.5 million would have carried a lower credit rating had they not been insured.

GLOBAL INDEMNITY PLC

The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AA	$511	$—
BB	—	511

Total	$511	$511

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2015, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,686	$136	$—	$1,550
Assured Guaranty Corporation	3,661	—	—	3,661
Municipal Bond Insurance Association	4,920	—	—	4,920
Gov’t National Housing Association	553	—	553	—

Total backed by financial guarantors	10,820	136	553	10,131
Other credit enhanced municipal bonds	8,185	8,185	—	—

Total	$19,005	$8,321	$553	$10,131

In addition to the tax-free municipal bonds, the Company held $26.5 million of insurance enhanced asset-backed and taxable municipal bonds, which represented approximately 1.4% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $26.5 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($8.4 million), Ambac Financial Group ($1.4 million), Assured Guaranty Corporation ($14.5 million), Financial Guaranty Insurance Group ($0.2 million) and Build America Mutual ($2.0 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2015.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of September 30, 2015 and December 31, 2014:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2015	December 31, 2014
On deposit with governmental authorities	$39,763	$32,790
Intercompany trusts held for the benefit of U.S. policyholders	555,859	495,301
Held in trust pursuant to third party requirements	69,153	95,828
Letter of credit held for third party requirements	6,112	9,340
Securities held as collateral for borrowing arrangements (1)	248,486	222,809

Total	$919,373	$856,068

(1)	Amount required to collateralize margin borrowing facilities.

4. Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

GLOBAL INDEMNITY PLC

The Company accounts for the interest rate swaps as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains (losses) in the consolidated statement of operations. The estimated fair value of the interest rate swaps, which is primarily derived from the forward interest rate curve, is based on the valuation received from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)		September 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(18,522)	$200,000	$(13,675)

The following table summarizes the net gains and losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2015 and 2014:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Operations Line	2015	2014	2015	2014
Interest rate swap agreements	Net realized investment gain(losses)	$(8,071)	$(1,192)	$(8,896)	$(13,552)

As of September 30, 2015, the Company is due receivables of $4.8 million for collateral posted and $18.8 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY PLC

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$91,341	$5,934	$—	$97,275
Obligations of states and political subdivisions	—	235,400	—	235,400
Mortgage-backed securities	—	188,403	—	188,403
Commercial mortgage-backed securities	—	160,076	—	160,076
Asset-backed securities	—	278,834	—	278,834
Corporate bonds	—	461,294	—	461,294
Foreign corporate bonds	—	127,603	—	127,603

Total fixed maturities	91,341	1,457,544	—	1,548,885
Common stock	106,666	—	—	106,666
Other invested assets	—	—	33,555	33,555

Total assets measured at fair value	$198,007	$1,457,544	$33,555	$1,689,106

Liabilities:
Derivative instruments	$—	$18,522	$—	$18,522

Total liabilities measured at fair value	$—	$18,522	$—	$18,522

As of December 31, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$74,765	$6,002	$—	$80,767
Obligations of states and political subdivisions	—	191,473	—	191,473
Mortgage-backed securities	—	208,759	—	208,759
Commercial mortgage-backed securities	—	133,158	—	133,158
Asset-backed securities	—	178,263	—	178,263
Corporate bonds	—	383,416	—	383,416
Foreign corporate bonds	—	107,639	—	107,639

Total fixed maturities	74,765	1,208,710	—	1,283,475
Common stock	122,048	—	—	122,048
Other invested assets	—	—	33,663	33,663

Total assets measured at fair value	$196,813	$1,208,710	$33,663	$1,439,186

Liabilities:
Derivative instruments	$—	$13,675	$—	$13,675

Total liabilities measured at fair value	$—	$13,675	$—	$13,675

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

GLOBAL INDEMNITY PLC

For the Company’s material debt arrangements, the current fair value of the Company’s debt was as follows:

(Dollars in thousands)	Carrying Value	Fair Value
Margin Borrowing Facilities	$195,787	$195,787
7.75% Subordinated Notes due 2045 (1)	96,357	90,117

Total	$292,144	$285,904

(1)	As of September 30, 2015, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.6 million.

The fair value of the margin borrowing facilities approximates its carrying value due to the facilities being due on demand. The 7.75% subordinated notes due 2045 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters and nine months ended September 30, 2015 or 2014.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2015 and 2014:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$31,176	$15,034	$33,663	$3,489
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	23	(404)	481	(834)
Investment Income:
Equity in Limited Partnership	106	—	1,448	—
Purchases	2,250	6,500	2,250	18,475
Distributions	—	(12)	(4,287)	(12)

Ending balance	$33,555	$21,118	$33,555	$21,118

The investments classified as Level 3 in the above table relate to investments in limited partnerships. The Company does not have access to daily valuations; therefore, the estimated fair values of the limited partnerships are measured utilizing net asset value, typically on a quarter lag, as a practical expedient for the limited partnerships.

The Company uses the equity method to account for an investment in a limited partnership where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires changes in fair market value to be reflected in the income statement. The Company records the changes in fair market value for investments in limited partnerships accounted for under the equity method to investment income. The change in fair market value included in investment income for this limited partnership was $0.1 million during the quarter ended September 30, 2015 and $1.4 million during the year ended September 30, 2015.

GLOBAL INDEMNITY PLC

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at September 30, 2015 and December 31, 2014 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$3,348	$2,391	$3,401	$2,436
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	30,207	21,314	30,262	20,064

Total	$33,555	$23,705	$33,663	$22,500

(1)	This limited partnership invests in companies from various business sectors whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company anticipates its interest in this partnership to be redeemed during the 4th quarter of 2015.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed in 2020.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships which are measured utilizing net asset values as a practical expedient. Two vendors provide prices for equity and fixed maturity securities.

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

GLOBAL INDEMNITY PLC

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For MBSs, a matrix model correlation to TBA (a forward MBS trade) or benchmarking is utilized to value a security.

The Company performs certain procedures to validate whether the pricing information received from the pricing vendor is reasonable, to ensure that the fair value determination is consistent with accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

•	Reviewing periodic reports provided by the Investment Manager that provide information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendor to ensure that investments are properly classified within the fair value hierarchy.

•	On a quarterly basis, the Company corroborates investment security prices received from its pricing vendor by obtaining pricing from a second pricing vendor for a sample of securities.

During the quarters and nine months ended September 30, 2015 and 2014, the Company has not adjusted quotes or prices obtained from the pricing vendor.

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

GLOBAL INDEMNITY PLC

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

Quarter Ended September 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$67,543	$140,268	$(57,663)	$150,148

Net premiums written	$67,534	$54,963	$—	$122,497

Net premiums earned	$70,532	$54,175	$—	$124,707
Net investment income	10,644	4,783	(6,575)	8,852
Net realized investment losses	(1,256)	(9,522)	—	(10,778)
Other income	(11)	1,290	—	1,279

Total revenues	79,909	50,726	(6,575)	124,060
Losses and Expenses:
Net losses and loss adjustment expenses	39,849	37,842	—	77,691
Acquisition costs and other underwriting expenses	30,504	20,430	—	50,934
Corporate and other operating expenses	1,648	1,919	—	3,567
Interest expense	1,501	6,669	(6,575)	1,595

Income (loss) before income taxes	$6,407	$(16,134)	$—	$(9,727)

Quarter Ended September 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$38,387	$56,491	$(27,780)	$67,098

Net premiums written	$38,366	$24,896	$—	$63,262

Net premiums earned	$43,238	$24,790	$—	$68,028
Net investment income	7,713	3,655	(4,841)	6,527
Net realized investment gains (losses)	(10)	1,168	—	1,158
Other income (loss)	(38)	164	—	126

Total revenues	50,903	29,777	(4,841)	75,839
Losses and Expenses:
Net losses and loss adjustment expenses	18,939	17,715	—	36,654
Acquisition costs and other underwriting expenses	17,762	9,696	—	27,458
Corporate and other operating expenses	1,156	2,325	—	3,481
Interest expense	193	4,766	(4,841)	118

Income before income taxes	$12,853	$(4,725)	$—	$8,128

Nine Months Ended September 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$289,940	$411,310	$(241,718)	$459,532

Net premiums written	$289,892	$104,714	$—	$394,606

Net premiums earned	$214,667	$166,254	$—	$380,921
Net investment income	32,146	13,594	(19,506)	26,234
Net realized investment losses	(1,643)	(5,573)	—	(7,216)
Other income (loss)	(77)	2,485	—	2,408

Total revenues	245,093	176,760	(19,506)	402,347
Losses and Expenses:
Net losses and loss adjustment expenses	115,654	111,216	—	226,870
Acquisition costs and other underwriting expenses	92,368	57,750	—	150,118
Corporate and other operating expenses	3,395	16,046	—	19,441
Interest expense	2,325	19,816	(19,506)	2,635

Income (loss) before income taxes	$31,351	$(28,068)	$—	$3,283

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$139,714	$170,038	$(82,552)	$227,200

Net premiums written	$138,677	$73,818	$—	$212,495

Net premiums earned	$126,551	$75,038	$—	$201,589
Net investment income	22,947	13,980	(14,439)	22,488
Net realized investment gains	1,017	39,209	—	40,226
Other income (loss)	(41)	490	—	449

Total revenues	150,474	128,717	(14,439)	264,752
Losses and Expenses:
Net losses and loss adjustment expenses	51,818	61,678	—	113,496
Acquisition costs and other underwriting expenses	52,637	28,477	—	81,114
Corporate and other operating expenses	4,034	5,580	—	9,614
Interest expense	647	14,420	(14,439)	628

Income before income taxes	$41,338	$18,562	$—	$59,900

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Current income tax expense:
Foreign	$67	$39	$228	$164
U.S. Federal	(579)	(1,571)	(2,126)	5,980

Total current income tax expense (benefit)	(512)	(1,532)	(1,898)	6,144

Deferred income tax expense (benefit):
U.S. Federal	(5,469)	(101)	(8,984)	1,964

Total deferred income tax expense (benefit)	(5,469)	(101)	(8,984)	1,964

Total income tax expense (benefit)	$(5,981)	$(1,633)	$(10,882)	$8,108

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2015		2014
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(5,580)	(57.4%)	$(1,614)	(19.9%)
Adjustments:
Tax exempt interest	(107)	(1.1)	(120)	(1.5)
Dividend exclusion	(175)	(1.8)	(229)	(2.8)
Effective tax rate adjustment	—	0.0	288	3.5
Other	(119)	(1.2)	42	0.6

Actual tax on continuing operations	$(5,981)	(61.5%)	$(1,633)	(20.1%)

GLOBAL INDEMNITY PLC

The effective income tax benefit rate for the quarter ended September 30, 2015 was 61.5%, compared to an effective income tax benefit rate of 20.1%, for the quarter ended September 30, 2014. The increase in the effective tax benefit rate is primarily due to capital losses in the quarter ended September 30, 2015. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

	Nine Months Ended September 30,
	2015		2014
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(9,595)	(292.3%)	$6,649	11.1%
Adjustments:
Tax exempt interest	(326)	(9.9)	(490)	(0.8)
Dividend exclusion	(588)	(17.9)	(1,186)	(2.0)
Effective tax rate adjustment	—	0.0	2,600	4.3
Other	(373)	(11.4)	535	0.9

Actual tax on continuing operations	$(10,882)	(331.5%)	$8,108	13.5%

The effective income tax benefit rate for the nine months ended September 30, 2015 was 331.5%, compared to an effective income tax expense rate of 13.5% for the nine months ended September 30, 2014. The decrease in the effective tax rate is primarily due to expenses related to the acquisition of American Reliable Insurance Company in 2015 and large capital gains in 2014. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at September 30, 2015 and December 31, 2014 are presented below:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$8,739	$7,492
Unearned premiums	8,117	3,409
Alternative minimum tax credit carryover	10,587	10,473
Net operating loss carryforward	6,264	—
Partnership K1 basis differences	245	145
Capital gain on derivative instruments	6,483	4,786
Investment impairments	2,709	379
Stock options	2,578	2,048
Deferred acquisition costs	149	187
Stat-to-GAAP reinsurance reserve	1,364	1,424
Intercompany transfers	1,738	1,919
Depreciation and amortization	93	—
Other	4,115	3,050

Total deferred tax assets	53,181	35,312

Deferred tax liabilities:
PGAAP adjustment for American Reliable	6,095	—
Intangible assets	4,615	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	4,827	10,263
Investment basis differences	1,066	692
Depreciation and amortization	—	16
Other	769	871

Total deferred tax liabilities	17,372	15,062

Total net deferred tax assets	$35,809	$20,250

Management believes it is more likely than not that the deferred tax assets will be fully utilized in future years. As a result, the Company has not recorded a valuation allowance at September 30, 2015 and December 31, 2014.

GLOBAL INDEMNITY PLC

The Company has an alternative minimum tax credit carry forward of $10.6 million and $10.5 million as of September 30, 2015 and December 31, 2014, respectively, which can be carried forward indefinitely. The company has a net operating loss (“NOL”) carryforward of $6.3 million as of September 30, 2015. The company has no NOL carryforward as of December 31, 2014.

7. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$769,299	$754,595	$675,472	$779,466
Less: Ceded reinsurance receivables	138,497	178,998	123,201	192,491

Net balance at beginning of period	630,802	575,597	552,271	586,975
Purchased reserves, gross	1,119	—	89,489	—
Less: Purchased reserves ceded	(1,119)	—	(12,800)	—

Purchased reserves, net	—	—	76,689	—

Incurred losses and loss adjustment expenses related to:
Current year	86,203	36,501	244,041	119,464
Prior years	(8,512)	153	(17,171)	(5,969)

Total incurred losses and loss adjustment expenses	77,691	36,654	226,870	113,495

Paid losses and loss adjustment expenses related to:
Current year	53,512	15,480	113,573	39,472
Prior years	56,385	28,704	143,661	92,931

Total paid losses and loss adjustment expenses	109,897	44,184	257,234	132,403

Net balance at end of period	598,596	568,067	598,596	568,067
Plus: Ceded reinsurance receivables	130,913	171,864	130,913	171,864

Balance at end of period	$729,509	$739,931	$729,509	$739,931

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2015, the Company decreased its prior accident year loss reserves by $8.5 million, which consisted of a $7.3 million decrease related to Commercial Lines and a $1.2 million decrease related to Reinsurance Operations.

The $7.3 million decrease related to Commercial Lines primarily consisted of the following:

•	Professional: A $3.5 million decrease in aggregate primarily related to better than anticipated loss emergence in accident years 2006 through 2012.

•	General Liability: A $3.8 million decrease in aggregate primarily related to accident years 1999 through 2013 primarily due to better than anticipated frequency and severity in construction defect.

The $1.2 million decrease in aggregate related to Reinsurance Operations was primarily due to improved results reported by the Company’s cedants on property catastrophe contracts for accident years 2009 to 2013.

In the third quarter of 2014, the Company increased its prior accident year loss reserves by $0.2 million, which consisted of a $0.02 million increase related to Commercial Lines and a $0.1 million increase related to Reinsurance Operations.

The $0.02 million increase related to Commercial Lines primarily consisted of the following:

•	General Liability: A $5.4 million increase primarily due to higher than anticipated loss emergence in recent accident years.

•	Professional: A $6.4 million reduction is primarily due to lower than expected severity from accident years 2007 through 2011.

•	Property: A $0.5 million increase primarily due to increased severity in accident years 2011 through 2013.

GLOBAL INDEMNITY PLC

•	Asbestos: $0.2 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

•	Other: A $0.3 million increase primarily due to accident years 2011 through 2013.

The $0.1 million increase related to Reinsurance Operations primarily consisted of the following:

•	Property: A $3.4 million reduction is due to less catastrophe losses than anticipated primarily from accident year 2013.

•	Commercial Auto: A $0.5 million increase due to increased severity primarily from accident years 2009 and 2010.

•	Marine: A $3.0 million increase is primarily related to increased severity on accident years 2011 and 2012. These treaties are in runoff. Several claims have recently settled for amounts higher than expected.

In the first nine months of 2015, the Company decreased its prior accident year loss reserves by $17.2 million, which consisted of a $12.9 million decrease related to Commercial Lines and a $4.3 million decrease related to Reinsurance Operations.

The $12.9 million decrease related to Commercial Lines primarily consisted of the following:

•	Property: A $0.8 million decrease in aggregate primary related to better than anticipated loss emergence in the 2011 through 2014 accident years.

•	Umbrella: $0.3 million decrease primarily related to accident years 2003 through 2005 as a result of better than anticipated loss emergence.

•	Professional: $6.4 million decrease in aggregate primarily related to better than anticipated frequency in accident years 2006 through 2012.

•	General Liability: A $5.7 million decrease in aggregate primarily related to accident years prior to 2013 due to better than anticipated frequency and severity in construction defect.

The $4.3 million decrease in aggregate related to Reinsurance Operations was primarily due to improved results reported by the Company’s cedants on property contracts for accident years 2009 through 2014.

In the first nine months of 2014, the Company reduced its prior accident year loss reserves by $6.0 million, which consisted of a $5.0 million decrease related to Commercial Lines and a $1.0 million decrease related to Reinsurance Operations.

The $5.0 million decrease related to Commercial Lines primarily consisted of the following:

•	Property: A $0.7 million increase primarily due to increased severity in accident years 2007, 2012, and 2013.

•	General Liability: A $5.3 million increase primarily due to higher than anticipated loss emergence in recent accident years.

•	Professional: A $18.1 million reduction due to lower than expected severity primarily from accident years 2007 through 2011.

•	Asbestos: $7.1 million increase primarily related to accident years prior to 1990 due to recent development on several claims.

The $1.0 million decrease related to Reinsurance Operations primarily consisted of the following:

•	Property: A $4.7 million reduction driven by less catastrophe losses than anticipated primarily from accident years 2012 and 2013.

•	Marine: A $3.0 million increase primarily related to increased severity from accident years 2011 and 2012. These treaties are in runoff. Several claims have recently settled for amounts higher than expected.

•	Commercial Auto: $0.7 million increase is primarily due to increased severity primarily from accident years 2009 and 2010.

GLOBAL INDEMNITY PLC

8. Debt

The Company’s outstanding debt consisted of the following at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Margin Borrowing Facilities	$195,787	$174,673
7.75% Subordinated Notes due 2045	96,357	—

Total	$292,144	$174,673

Margin Borrowing Facilities

The amount outstanding on the Company’s margin borrowing facilities was $195.8 million and $174.7 million as of September 30, 2015 and December 31, 2014, respectively. The borrowing rate for each facility is tied to LIBOR and is currently approximately 1% as of September 30, 2015. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of September 30, 2015, approximately $248.5 million in securities were deposited as collateral to support the borrowing.

The Company recorded interest expense of approximately $0.5 million and $0.1 million during the quarter ended September 30, 2015 and 2014, respectively, and $1.6 million and $0.5 million during the nine months ended September 30, 2015 and 2014, respectively, related to the Margin Borrowing Facilities.

7.75% Subordinated Notes due 2045

On August 12, 2015, the Company issued $100.0 million in aggregate principal amount of its 2045 Subordinated Notes through an underwritten public offering.

The notes bear interest at an annual rate equal to 7.75%, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing November 15, 2015. The notes mature on August 15, 2045. The Company has the right to redeem the notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payments date thereafter, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption.

The notes are subordinated unsecured obligations and rank (i) senior to the Company’s existing and future capital stock, (ii) senior in right of payment to future junior subordinated debt, (iii) equally in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the notes, and (iv) subordinate in right of payment to any of the Company’s existing and future senior debt. In addition, the notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries.

The Company incurred $3.6 million in deferred issuance costs associated with the notes, which is being amortized over the term of the notes. Interest expense, including amortization of deferred issuance costs, recognized on the notes was $1.1 million during both the quarter and nine months ended September 30, 2015.

The following tables represent the amounts recorded for the margin borrowing facilities and 7.75% subordinated notes as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
Margin Borrowing Facilities	$195,787	$—	$195,787
7.75% Subordinated Notes due 2045	100,000	(3,643)	96,357

	$295,787	$(3,643)	$292,144

GLOBAL INDEMNITY PLC

	December 31, 2014
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
Margin Borrowing Facilities	$174,673	$—	$174,673
7.75% Subordinated Notes due 2045	—	—	—

	$174,673	$—	$174,673

9. Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

No shares were repurchased during the quarters ended September 30, 2015 and 2014. During the nine months ended September 30, 2015 and 2014, the Company repurchased 11,895 share and 5,444 shares, respectively, with an average price paid of $28.03 per share and $ 25.46 per share, respectively.

Please see Note 11 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2014 Annual Report on Form 10-K for more information on the Company’s repurchase program.

10. Related Party Transactions

Fox Paine & Company

As of September 30, 2015, Fox Paine beneficially owned shares having approximately 93% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

At September 30, 2015 and December 31, 2014, Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which is managed by Fox Paine. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in this limited partnership was valued at $3.3 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Company had an unfunded capital commitment of $2.4 million to the partnership. There were no distributions received from the limited partnership during the third quarter of 2015 or 2014. During the nine months ended September 30, 2015, the Company received a distribution of $0.8 million. There were no distributions received from the limited partnership during the nine months ended September 30, 2014.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.4 million and $0.5 million during the quarters ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.5 million during the nine months ended September 30, 2015 and 2014, respectively, as part of the annual management fee paid to Fox Paine. As of September 30, 2015 and December 31, 2014, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $2.1 million and $0.6 million, respectively.

In connection with the acquisition, the Company agreed to pay to Fox Paine an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the nine months ended September 30, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 12 for additional information on the Global Indemnity plc Share Incentive Plan.

GLOBAL INDEMNITY PLC

Cozen O’Connor

The Company incurred $0.2 million and $0.02 million for legal services rendered by Cozen O’Connor during the quarters ended September 30, 2015 and 2014, respectively. The Company incurred $0.6 million and $0.1 million for legal services rendered by Cozen O’Connor during the nine months ended September 30, 2015 and 2014, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Crystal & Company

The Company incurred brokerage fees with Crystal & Company, an insurance broker, of $0.1 million during each of the quarters ended September 30, 2015 and 2014 and $0.2 million during each of the nine months ended September 30, 2015 and 2014. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

Hiscox Insurance Company (Bermuda) Ltd.

Global Indemnity Reinsurance was a participant in two reinsurance agreements with Hiscox Insurance Company (Bermuda) Ltd. (“Hiscox Bermuda”) while Steve Green, the President of Global Indemnity Reinsurance, was a member of Hiscox Bermuda’s Board of Directors. Steve Green was a member of Hiscox Bermuda’s Board of Directors until May, 2014. The Company estimated that the following earned premium and incurred losses related to these agreements have been assumed by Global Indemnity Reinsurance from Hiscox Bermuda:

	Quarters Ended September 30,
(Dollars in thousands)	2015	2014
Assumed earned premium	$47	$1,823
Assumed losses and loss adjustment expenses	(167)	504

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Assumed earned premium	$2,294	$4,639
Assumed losses and loss adjustment expenses	476	1,349

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Net receivable (payable) balance	$(61)	$2,897

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

GLOBAL INDEMNITY PLC

Commitments

During 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2015, the Company has funded $28.7 million of this commitment leaving $21.3 million as unfunded.

At September 30, 2015, the Company had an unfunded capital commitment of $2.4 million related to its investment in Fox Paine Capital Fund, II. See Note 10 for additional information on the Company’s investment in Fox Paine Capital Fund, II.

12. Share-Based Compensation Plans

Options

No stock options were awarded during the quarters ended September 30, 2015 and 2014. No unvested stock options were forfeited during the quarter ended September 30, 2015. Unvested stock options of 75,000 were forfeited during the quarter ended September 30, 2014.

During the nine months ended September 30, 2015, the company awarded 200,000 time based options with a strike price of $28.37 per share which vest one third on each of December 31, 2015, December 31, 2016, and December 31, 2017. During the nine months ended September 30, 2014, the company awarded 25,000 time based options with a strike price of $24.00 per share which vest in February, 2017. Unvested stock options of 75,000, which include the 25,000 shares issued during the nine months ended September 30, 2014, were forfeited during the nine months ended September 30, 2014.

Restricted Shares

No restricted shares were issued to employees during the quarter ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, the Company issued 138,507 A ordinary shares, with a weighted average grant date value of $28.37 per share, to key employees under the Plan.

Of the shares issued during the nine months ended September 30, 2015, 10,574 were issued to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 were issued to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were issued to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During the nine months ended September 30, 2014, the Company issued 95,694 A ordinary shares, with a weighted average grant date value of $25.37 per share, to key employees under the 2014 Plan. Of the shares issued in 2014, 11,857 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. 5,671 were issued to a key employee and vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. The remaining 78,166 shares were issued to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the anniversary of the third year subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

GLOBAL INDEMNITY PLC

During the quarters ended September 30, 2015 and 2014, the Company issued 9,392 and 9,498 A ordinary shares, respectively, at a weighted average grant date value of $26.17 and $25.23 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2015 and 2014, the Company issued 27,437 and 27,676 A ordinary shares, respectively, at a weighted average grant date value of $27.31 and $25.84 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares issued to non-employee directors of the Company in 2015 and 2014 were fully vested but subject to certain restrictions. An additional 18,838 A ordinary shares were granted to non-employee directors on June 11, 2014. These shares were issued to non-employee directors prior to January 1, 2014 on the condition that the shareholders approve the Company’s revised share incentive plan at the Company’s 2014 annual shareholder meeting which occurred on June 11, 2014.

13. Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2015	2014	2015	2014
Net income (loss)	$(3,746)	$9,761	$14,165	$51,792

Basic earnings per share:
Weighted average shares outstanding – basic	25,463,994	25,137,531	25,452,991	25,126,684

Net income (loss) per share	$(0.15)	$0.39	$0.56	$2.06

Diluted earnings per share:
Weighted average shares outstanding – diluted	25,704,931	25,334,716	25,684,931	25,323,187

Net income (loss) per share	$(0.15)	$0.39	$0.55	$2.05

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares for basic earnings per share	25,463,994	25,137,531	25,452,991	25,126,684
Non-vested restricted stock	138,261	89,114	128,942	88,710
Options	102,676	108,071	102,998	107,793

Weighted average shares for diluted earnings per share	25,704,931	25,334,716	25,684,931	25,323,187

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended September 30, 2015 and 2014 do not include 512,500 and 12,500 options, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the nine months ended September 30, 2015 and 2014 do not include 512,500 and 12,500 options, respectively, which were deemed to be anti-dilutive.

The following table summarizes options which are deemed to be anti-dilutive at September 30, 2015:

Grant Date	Expiration Date	Outstanding Options	Strike Price
February 9, 2014	February 10, 2024	300,000	32.38
January 1, 2015	January 1, 2025	200,000	28.37
November 2, 2005 (1)	November 3, 2015	12,500	37.70

		512,500

(1)	Represents anti-dilutive options at September 30, 2014.

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2015 and 2014.

Quarter Ended September 30, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$52,920		$87,349		$9,879		$150,148

Net premiums written	$49,325		$63,302		$9,870		$122,497

Net premiums earned	$48,916		$62,132		$13,659		$124,707
Other income (loss)	102		1,188		(11)		1,279

Total revenues	49,018		63,320		13,648		125,986

Losses and Expenses:
Net losses and loss adjustment expenses	22,832		48,899		5,960		77,691
Acquisition costs and other underwriting expenses	20,686	(3)	25,779	(4)	4,469		50,934

Income (loss) from segments	$5,500		$(11,358)		$3,219		$(2,639)

Unallocated Items:
Net investment income							8,852
Net realized investment losses							(10,778)
Corporate and other operating expenses							(3,567)
Interest expense							(1,595)

Income before income taxes							(9,727)
Income tax benefit							5,981

Net income							(3,746)

Total assets	$1,005,435		$572,807		$740,377	(5)	$2,318,619

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $258 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $310 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Quarter Ended September 30, 2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$56,489		$10,609		$67,098

Net premiums written	$52,674		$10,588		$63,262

Net premiums earned	$52,462		$15,566		$68,028
Other income (loss)	164		(38)		126

Total revenues	52,626		15,528		68,154
Losses and Expenses:
Net losses and loss adjustment expenses	29,575		7,079		36,654
Acquisition costs and other underwriting expenses	21,790	(3)	5,668		27,458

Income (loss) from segments	$1,261		$2,781		4,042

Unallocated Items:
Net investment income					6,527
Net realized investment gains					1,158
Corporate and other operating expenses					(3,481)
Interest expense					(118)

Income before income taxes					8,128
Income tax expense					1,633

Net income					$9,761

Total assets	$1,229,463		$650,352	(4)	$1,879,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $277 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$161,746		$249,564		$48,222		$459,532

Net premiums written	$149,647		$196,785		$48,174		$394,606

Net premiums earned	$149,244		$191,472		$40,205		$380,921
Other income (loss)	420		2,065		(77)		2,408

Total revenues	149,664		193,537		40,128		383,329

Losses and Expenses:
Net losses and loss adjustment expenses	82,474		129,997		14,399		226,870
Acquisition costs and other underwriting expenses	61,317	(3)	74,590	(4)	14,211		150,118

Income from segments	$5,873		$(11,050)		$11,518		$6,341

Unallocated Items:
Net investment income							26,234
Net realized investment losses							(7,216)
Corporate and other operating expenses							(19,441)
Interest expense							(2,635)

Income before income taxes							3,283
Income tax benefit							10,882

Net income							14,165

Total assets	$1,005,435		$572,807		$740,377	(5)	$2,318,619

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $787 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $957 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$170,037		$57,163		$227,200

Net premiums written	$156,369		56,126		$212,495

Net premiums earned	$158,809		$42,780		$201,589
Other income (loss)	490		(41)		449

Total revenues	159,299		42,739		202,038
Losses and Expenses:
Net losses and loss adjustment expenses	97,047		16,449		113,496
Acquisition costs and other underwriting expenses	66,068	(3)	15,046		81,114

Income (loss) from segments	$(3,816)		$11,244		7,428

Unallocated Items:
Net investment income					22,488
Net realized investment gains					40,226
Corporate and other operating expenses					(9,614)
Interest expense					(628)

Income before income taxes					59,900
Income tax expense					(8,108)

Net income					$51,792

Total assets	$1,229,463		$650,352	(4)	$1,879,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $838 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

15. New Accounting Pronouncements

In September, 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance surrounding business combinations. The new guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment is determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance with earlier application permitted for financial statements that have not been issued. This guidance will be applicable to the Company if there is any material adjustments to amounts previously recorded during the measurement period related to the American Reliable acquisition. This guidance may also be applicable to future acquisitions. The Company plans to adopt this guidance in the first quarter of 2016.

In May, 2015, the FASB issued new accounting guidance surrounding investments in certain entities that calculate net asset value per share. The new guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt this guidance in the first quarter of 2016 which will result in the Company’s other invested assets, that are measured utilizing net asset value, being removed from the fair value hierarchy.

In May, 2015, the FASB issued new accounting guidance surrounding short-duration contracts. The new guidance requires additional disclosure surrounding the liability for unpaid claims and claim adjustment expenses. This guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company plans to include these disclosures in its year ended December 31, 2016 financial statements.

GLOBAL INDEMNITY PLC

In April 2015, the FASB issued new accounting guidance which requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts or premiums. Amortization of debt issuance costs is to be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. For public entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the third quarter, 2015.

The Company does not expect any of these four new accounting pronouncements to have a material impact on the Company’s consolidated statements of financial position or results of operations.

16. Subsequent Events

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company, LLC and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company, LLC. Global Indemnity also acquired rights, expiring year end 2019, to redeem an additional 3,376,561 Ordinary Shares for $77,660,903, which amount is subject to an annual 3% increase. The Company is in discussions with affiliates of Fox Paine to acquire rights to redeem a further 1,146,716 ordinary shares on the same terms as the 3,376,561 share redemption rights. After giving effect to the share redemptions and regardless of whether or not the additional redemption rights are exercised, affiliates of Fox Paine will continue to have the ability to cast a majority of votes on matters submitted to Global Indemnity shareholders for approval.

Had the redemption occurred on or prior to September 30, 2015, outstanding shares would have been 17,472,318 as of September 30, 2015.

In connection with the redemption, the Company sold $279.9 million of securities from its consolidated investment portfolio during October, 2015, which resulted in a realized gain of $1.6 million. $102.0 million was used to pay down margin debt, with the remainder being used to fund a portion of the redemption transaction.

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

Recent Developments

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company, LLC and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company, LLC. Global Indemnity also acquired rights, expiring year end 2019, to redeem an additional 3,376,561 Ordinary Shares for $77,660,903, which amount is subject to an annual 3% increase. The Company is in discussions with affiliates of Fox Paine to acquire rights to redeem a further 1,146,716 ordinary shares on the same terms as the 3,376,561 share redemption rights. After giving effect to the share redemptions and regardless of whether or not the additional redemption rights are exercised, affiliates of Fox Paine will continue to have the ability to cast a majority of votes on matters submitted to Global Indemnity shareholders for approval.

In connection with the redemption, the Company sold $279.9 million of securities from its consolidated investment portfolio during October, 2015, which resulted in a realized gain of $1.6 million. $102.0 million was used to pay down margin debt, with the remainder being used to fund a portion of the redemption transaction.

GLOBAL INDEMNITY PLC

On August 12, 2015, the Company issued $100.0 million in aggregate principal amount of its 2045 Subordinated Notes through an underwritten public offering. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I for additional information on this debt issuance.

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

GLOBAL INDEMNITY PLC

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. Management is responsible for the final determination of loss reserve selections. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State and American Reliable. For further discussion about the Company’s product classifications, see “General – Business Segments - Insurance Operations” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses, gross of reinsurance and net of reinsurance.

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

For construction defect losses, the Company’s actuaries organize losses by the year in which they were reported to develop an IBNR provision for development on known cases. To estimate losses from claims that have not been reported (pure IBNR), various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.

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

GLOBAL INDEMNITY PLC

Management’s best estimate at September 30, 2015 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $729.5 million and $598.6 million, respectively, as of September 30, 2015. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2015 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$145,388	$412,056	$557,444
Personal Lines	47,330	58,817	106,147
Reinsurance Operations	18,608	47,310	65,918

Total	$211,326	$518,183	$729,509

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$109,018	$330,265	$439,283
Personal Lines	41,524	52,218	93,742
Reinsurance Operations	18,608	46,963	65,571

Total	$169,150	$429,446	$598,596

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserving classes, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $244.0 million for claims occurring during the nine months ended September 30, 2015:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(35,380)	$(23,790)	$(12,200)	$(610)	$10,980
	-3%	(30,988)	(19,154)	(7,320)	4,514	16,348
	-2%	(28,792)	(16,836)	(4,880)	7,076	19,032
	-1%	(26,596)	(14,518)	(2,440)	9,638	21,716
	0%	(24,400)	(12,200)	—	12,200	24,400
	1%	(22,204)	(9,882)	2,440	14,762	27,084
	2%	(20,008)	(7,564)	4,880	17,324	29,768
	3%	(17,812)	(5,246)	7,320	19,886	32,452
	5%	(13,420)	(610)	12,200	25,010	37,820

The Company’s net reserves for losses and loss expenses of $598.6 million as of September 30, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

GLOBAL INDEMNITY PLC

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

For an analysis of the Company’s securities with gross unrealized losses as of September 30, 2015 and December 31, 2014, and for other than temporary impairment losses that the Company recorded for the quarters ended September 30, 2015 and 2014, please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

GLOBAL INDEMNITY PLC

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2015 or December 31, 2014. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

For a description of the Company’s segments, see Note 14 of the notes to the consolidated financial statements in Item 1 of Part I.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Personal Lines premium written:
Gross premiums written	$87,349	$—	$249,564	$—
Ceded premiums written	24,047	—	52,779	—

Net premiums written	$63,302	$—	$196,785	$—

Commercial Lines premiums written:
Gross premiums written	$52,920	$56,489	$161,746	$170,037
Ceded premiums written	3,595	3,815	12,099	13,668

Net premiums written	$49,325	$52,674	$149,647	$156,369

Reinsurance Operations premiums written:
Gross premiums written	$9,879	$10,609	$48,222	$57,163
Ceded premiums written	9	21	48	1,037

Net premiums written	$9,870	$10,588	$48,174	$56,126

Revenues: (1)
Personal Lines	$63,320	$—	$193,537	$—
Commercial Lines	49,018	52,626	149,664	159,299
Reinsurance Operations	13,648	15,528	40,128	42,739

Total revenues	$125,986	$68,154	$383,329	$202,038

Expenses: (2)
Personal Lines (3)	$74,678	$—	$204,587	$—
Commercial Lines (4)	43,518	51,365	143,791	163,115
Reinsurance Operations	10,429	12,747	28,610	31,495

Total expenses	$128,625	$64,112	$376,988	$194,610

Income (loss) from segments:
Personal Lines	$(11,358)	$—	$(11,050)	$—
Commercial Lines	5,500	1,261	5,873	(3,816)
Reinsurance Operations	3,219	2,781	11,518	11,244

Total income (loss) from segments	$(2,639)	$4,042	$6,341	$7,428

Insurance combined ratio analysis: (5)
Personal Lines
Loss ratio	78.7	—	67.9	—
Expense ratio	41.5	—	39.0	—

Combined ratio	120.2	—	106.9	—

Commercial Line
Loss ratio	46.7	56.3	55.2	61.2
Expense ratio	42.3	41.5	41.1	41.6

Combined ratio	89.0	97.8	96.3	102.8

Reinsurance Operations
Loss ratio	43.6	45.4	35.8	38.4
Expense ratio	32.7	36.4	35.3	35.2

Combined ratio	76.3	81.8	71.1	73.6

Consolidated
Loss ratio	62.3	53.9	59.6	56.3
Expense ratio	40.8	40.4	39.4	40.2

Combined ratio	103.1	94.3	99.0	96.5

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $310 and $0 for the quarters ended September 30, 2015 and 2014, respectively, and excise tax of $957 and $0 for the nine months ended September 30, 2015 and 2014, respectively, related to cessions from the Company’s Personal Lines to the Company’s Reinsurance Operations.
(4)	Includes excise tax of $258 and $277 for the quarters ended September 30, 2015 and 2014, respectively, and excise tax of $787 and $838 for the nine months ended September 30, 2015 and 2014, respectively, related to cessions from the Company’s Commercial Lines to the Company’s Reinsurance Operations.
(5)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended September 30, 2015 Compared with the Quarter Ended September 30, 2014

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		Increase / (Decrease)
	2015	2014 (1)	$	%
Gross premiums written	$87,349	$94,306	$(6,957)	(7.4%)

Net premiums written	$63,302	$62,766	$536	0.9%

Net premiums earned	$62,132	$63,744	$(1,612)	(2.5%)
Other income	1,188	413	775	187.7%

Total revenues	63,320	64,157	(837)	(1.3%)
Losses and expenses:
Net losses and loss adjustment expenses	48,899	36,605	12,294	33.6%
Acquisition costs and other underwriting expenses (2)	25,779	25,757	22	0.1%

Income (loss) from segment	$(11,358)	$1,795	$(13,153)	(732.8%)

Underwriting Ratios:
Loss ratio:
Current accident year	78.7	55.1	23.6
Prior accident year	0.0	2.3	(2.3)

Calendar year loss ratio	78.7	57.4	21.3
Expense ratio	41.5	40.4	1.1

Combined ratio	120.2	97.8	22.4

Reconciliation of Non-GAAP Measures
Loss ratio excluding the effect of prior accident year (3) (4)	78.7	55.1
Effect of prior accident year	0.0	2.3

Loss ratio	78.7	57.4

Non catastrophe loss ratio excluding the effect of prior accident year (4) (5)	56.7	50.2
Effect of prior accident year	0.0	2.3

Non catastrophe loss ratio	56.7	52.5

Non catastrophe losses excluding the effect of prior accident year (4) (6)	$35,236	$31,976
Effect of prior accident year	0	1,497

Non catastrophe losses	$35,236	$33,473

(1)	Represent unaudited pro forma results of operation for the quarter ended September 30, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.
(2)	Includes excise tax of $310 and $319 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the quarters ended September 30, 2015 and 2014, respectively.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.

GLOBAL INDEMNITY PLC

(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Personal Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe losses.

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $87.3 million for the quarter ended September 30, 2015, compared with $94.3 million for the quarter ended September 30, 2014, a decrease of $7.0 million or 7.4%. The decrease is primarily due to a decrease in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums written, which equal gross premiums written less ceded premiums written, were $63.3 million for the quarter ended September 30, 2015, compared with $62.8 million for the quarter ended September 30, 2014, an increase of $0.5 million or 0.9%. The ratio of net premiums written to gross premiums written was 72.5% for the quarter ended September 30, 2015 and 66.6% for the quarter ended September 30, 2014, an increase of 5.9 points.

Net premiums earned were $62.1 million for the quarter ended September 30, 2015, compared with $63.7 million for the quarter ended September 30, 2014, a decrease of $1.6 million or 2.5%. Property net premiums earned for the quarters ended September 30, 2015 and 2014 were $53.4 million and $54.8 million, respectively. Casualty net premiums earned were $8.8 million and $8.9 million for the quarters ended September 30, 2015 and 2014, respectively.

Other Income

Other income was $1.2 million for the quarter ended September 30, 2015, compared with $0.4 million for the quarter ended September 30, 2014. Other income is primarily comprised of fee income on policies issued and commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 78.7% for the quarter ended September 30, 2015 compared with 57.4% for the quarter ended September 30, 2014. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended September 30, 2015 was 78.7%, an increase of 23.6 points from 55.1%, for the quarter ended September 30, 2014:

•	The non-catastrophe loss ratio increased 4.2 points from 52.5% in the quarter ended September 30, 2014 to 56.7% in the quarter ended September 30, 2015. Non-catastrophe losses were $35.2 million and $33.5 million for the quarters ended September 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio increased 17.1 points from 4.9% in the quarter ended September 30, 2014 to 22.0% in the quarter ended September 30, 2015 mainly due to wild fires in California. Catastrophe losses were $13.7 million and $3.1 million for the quarters ended September 30, 2015 and 2014, respectively.

In the third quarter of 2015, the Company had no changes to prior accident year losses in Personal Lines. In 2014, losses related to prior years resulted in an increase in the loss ratio by 2.3 points. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $25.8 million for both the quarters ended September 30, 2015 and 2014.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 41.5% for the quarter ended September 30, 2015, compared with 40.4% for the quarter ended September 30, 2014. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Personal Lines was 120.2% for the quarter ended September 30, 2015, compared with 97.8% for the quarter ended September 30, 2014. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income (loss) from Segment

The factors described above resulted in loss from the Company’s Personal Lines of $11.4 million for the quarter ended September 30, 2015, compared to income of $1.8 million for the quarter ended September 30, 2014.

Commercial Lines

The components of income (loss) from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		Increase / (Decrease)
	2015	2014	$	%
Gross premiums written	$52,920	$56,489	$(3,569)	(6.3%)

Net premiums written	$49,325	$52,674	$(3,349)	(6.4%)

Net premiums earned	$48,916	$52,462	$(3,546)	(6.8%)
Other income	102	164	(62)	(37.8%)

Total revenues	49,018	52,626	(3,608)	(6.9%)
Losses and expenses:
Net losses and loss adjustment expenses	22,832	29,575	(6,743)	(22.8%)
Acquisition costs and other underwriting expenses (1)	20,686	21,790	(1,104)	(5.1%)

Income from segment	$5,500	$1,261	$4,239	336.1%

Underwriting Ratios:
Loss ratio:
Current accident year	61.6	56.3	5.3
Prior accident year	(14.9)	0.0	(14.9)

Calendar year loss ratio	46.7	56.3	(9.6)
Expense ratio	42.3	41.5	0.8

Combined ratio	89.0	97.8	(8.8)

GLOBAL INDEMNITY PLC

	Quarters Ended September 30,
	2015	2014
Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	103.9	97.8
Effect of prior accident year	(14.9)	0.0

Combined ratio	89.0	97.8

Loss ratio excluding the effect of prior accident year (3) (7)	61.6	56.3
Effect of prior accident year	(14.9)	0.0

Loss ratio	46.7	56.3

Property loss ratio excluding the effect of prior accident year (4) (7)	54.0	45.0
Effect of prior accident year	0.2	1.6

Property loss ratio	54.2	46.6

Casualty loss ratio excluding the effect of prior accident year (5) (7)	72.3	73.4
Effect of prior accident year	(36.1)	(2.2)

Casualty loss ratio	36.2	71.2

Non catastrophe property loss ratio excluding the effect of prior accident year (7) (8)	52.2	39.4
Effect of prior accident year	0.1	0.7

Non catastrophe property loss ratio	52.3	40.1

Catastrophe property loss ratio excluding the effect of prior accident year (7) (9)	1.8	5.7
Effect of prior accident year	0.2	0.8

Catastrophe property loss ratio	2.0	6.5

Non catastrophe property losses excluding the effect of prior accident year (7) (10)	$14,878	$12,424
Effect of prior accident year	14	221

Non catastrophe property losses	$14,892	$12,645

Catastrophe property losses excluding the effect of prior accident year (7) (11)	$509	$1,787
Effect of prior accident year	43	267

Catastrophe property losses	$552	$2,054

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$30,143	$29,552
Effect of prior accident year	(7,311)	23

Net losses and loss adjustment expenses	$22,832	$29,575

(1)	Includes excise tax of $258 and $277 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the quarters ended September 30, 2015 and 2014, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

GLOBAL INDEMNITY PLC

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$30,038	$29,272	$27,077	$31,180	$29,811	$27,663
Property Brokerage	7,003	5,220	7,444	9,028	7,775	8,149
Programs	14,985	13,878	13,276	15,060	14,032	14,160
Other	894	955	1,119	1,221	1,056	2,490

Total	$52,920	$49,325	$48,916	$56,489	$52,674	$52,462

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $52.9 million for the quarter ended September 30, 2015, compared with $56.5 million for the quarter ended September 30, 2014, a decrease of $3.6 million or 6.3%. The decrease is due to underwriting actions taken to improve profitability as well as the impact of a more competitive marketplace.

Net premiums written, which equal gross premiums written less ceded premiums written, were $49.3 million for the quarter ended September 30, 2015, compared with $52.7 million for the quarter ended September 30, 2014, a decrease of $3.3 million or 6.4%. The decrease in net premiums written is being driven by the reduction in gross premiums written, as noted above. The ratio of net premiums written to gross premiums written was 93.2% for both the quarters ended September 30, 2015 and September 30, 2014.

Net premiums earned were $48.9 million for the quarter ended September 30, 2015, compared with $52.5 million for the quarter ended September 30, 2014, a decrease of $3.5 million or 6.8%. The decline in net premiums earned was primarily due to a reduction of gross premiums written as noted above. Property net premiums earned for the quarters ended September 30, 2015 and 2014 were $28.5 million and $31.6 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2015 and 2014 were $20.4 million and $20.9 million, respectively.

Other Income

Other income was $0.1 million and $0.2 million for the quarters ended September 30, 2015 and 2014, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Commercial Lines was 46.7% for the quarter ended September 30, 2015, an improvement of 9.6 points from 56.3% for the quarter ended September 30, 2014.

The current accident year loss ratio for the quarter ended September 30, 2015 was 61.6%, an increase of 5.3 points from 56.3%, for the quarter ended September 30, 2014:

•	The current accident year property loss ratio increased 9.0 points from 45.0% in the quarter ended September 30, 2014 to 54.0% in the quarter ended September 30, 2015.

•	The non-catastrophe loss ratio increased 12.8 points from 39.4% in the quarter ended September 30, 2014 to 52.2% in the quarter ended September 30, 2015 which is mainly attributable to one large fire loss in Florida. Non-catastrophe losses were $14.9 million and $12.4 million for the quarters ended September 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio improved by 3.9 points from 5.7% in the quarter ended September 30, 2014 to 1.8% in the quarter ended September 30, 2015. Catastrophe losses were $0.5 million and $1.8 million for the quarters ended September 30, 2015 and 2014, respectively.

•	The current accident year casualty loss ratio improved 1.1 points from 73.4% in the quarter ended September 30, 2014 to 72.3% in the quarter ended September 30, 2015 which was driven by an effort to trim unprofitable business.

GLOBAL INDEMNITY PLC

In the third quarter of 2015, the Company decreased its prior accident year loss reserves by $7.3 million, which primarily consisted of the following:

•	Professional: A $3.5 million decrease in aggregate primarily related to better than anticipated loss emergence in accident years 2006 through 2012.

•	General Liability: A $3.8 million decrease in aggregate primarily related to accident years 1999 through 2013 primarily due to better than anticipated frequency and severity in construction defect.

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

Net losses and loss adjustment expenses were $22.8 million for the quarter ended September 30, 2015, compared with $29.6 million for the quarter ended September 30, 2014, a decrease of $6.7 million or 22.8%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $30.1 million and $29.6 million for the quarters ended September 30, 2015 and 2014, respectively, an increase of $0.6 million or 2.0%.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.7 million for the quarter ended September 30, 2015, compared with $21.8 million for the quarter ended September 30, 2014, a decrease of $1.1 million or 5.1%. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines. In addition, commission expense is lower due to a reduction in net premiums earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 42.3% for the quarter ended September 30, 2015, compared with 41.5% for the quarter ended September 30, 2014.

The combined ratio for the Company’s Commercial Lines was 89.0% for the quarter ended September 30, 2015, compared with 97.8% for the quarter ended September 30, 2014. Excluding the impact of prior year adjustments, the current accident year combined ratio increased from 97.8% for the quarter ended September 30, 2014 to 103.9% for the quarter ended September 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the variance.

Income from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $5.5 million for the quarter ended September 30, 2015, compared to income of $1.3 million for the quarter ended September 30, 2014.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$9,879	$10,609	$(730)	(6.9%)

Net premiums written	$9,870	$10,588	$(718)	(6.8%)

Net premiums earned	$13,659	$15,566	$(1,907)	(12.3%)
Other loss	(11)	(38)	27	(71.1%)

Total revenues	13,648	15,528	(1,880)	(12.1%)
Losses and expenses:
Net losses and loss adjustment expenses	5,960	7,079	(1,119)	(15.8%)
Acquisition costs and other underwriting expenses	4,469	5,668	(1,199)	(21.2%)

Income from segment	$3,219	$2,781	$438	15.8%

Underwriting Ratios:
Loss ratio:
Current accident year	52.4	44.6	7.8
Prior accident year	(8.8)	0.8	(9.6)

Calendar year loss ratio	43.6	45.4	(1.8)
Expense ratio	32.7	36.4	(3.7)

Combined ratio	76.3	81.8	(5.5)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	85.1	81.0
Effect of prior accident year	(8.8)	0.8

Combined ratio	76.3	81.8

Loss ratio excluding the effect of prior accident year (2) (4)	52.4	44.6
Effect of prior accident year	(8.8)	0.8

Loss ratio	43.6	45.4

Property loss ratio excluding the effect of prior accident year (4) (5)	51.4	42.7
Effect of prior accident year	(9.6)	(22.4)

Property loss ratio	41.8	20.3

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$7,161	$6,949
Effect of prior accident year	(1,201)	130

Net losses and loss adjustment expenses	$5,960	$7,079

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $9.9 million for the quarter ended September 30, 2015, compared

GLOBAL INDEMNITY PLC

with $10.6 million for the quarter ended September 30, 2014, a decrease of $0.7 million or 6.9%. This decrease is mainly due to competition in the property catastrophe reinsurance marketplace. The market is still very competitive due to excess capital resulting in property rates declining and smaller portfolios.

Net premiums written, which equal gross premiums written less ceded premiums written, were $9.9 million for the quarter ended September 30, 2015, compared with $10.6 million for the quarter ended September 30, 2014, a decrease of $0.7 million or 6.8%. This decrease is due to a decline in gross premiums written as noted above.

Net premiums earned were $13.7 million for the quarter ended September 30, 2015, compared with $15.6 million for the quarter ended September 30, 2014, a decrease of $1.9 million or 12.3%. Property net premiums earned for the quarters ended September 30, 2015 and 2014 were $12.5 million and $15.0 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2015 and 2014 were $1.1 million and $0.5 million, respectively.

Other Loss

Other loss was comprised of losses of $0.01 million and $0.04 for the quarters ended September 30, 2015 and 2014, respectively. Other income (loss) represents foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 43.6% for the quarter ended September 30, 2015 compared with 45.4% for the quarter ended September 30, 2014.

The current accident year loss ratio increased 7.8 points from 44.6% for the quarter ended September 30, 2014 to 52.4% for the quarter ended September 30, 2015 primarily due to an increase in catastrophe losses as a result of the Tianjin explosion in China during the third quarter of 2015 which increased the loss ratio by 8.9 points. This increase was partially offset by an improvement in the casualty loss ratio.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $1.2 million in the quarter ended September 30, 2015, which improved the loss ratio by 8.8 points, compared to an increase in net losses and loss adjustment expenses for prior accident years of $0.1 million in the quarter ended September 30, 2014 which increased the loss ratio by 0.8 points.

In the third quarter of 2015, the $1.2 million decrease in prior accident year loss reserves was primarily due improved results reported by the Company’s cedants on property catastrophe contracts for accident years 2009 to 2013.

In the third quarter of 2014, the $0.1 million increase in prior accident loss reserves primarily consisted of the following:

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

Net losses and loss adjustment expenses were $6.0 million for the quarter ended September 30, 2015, compared with $7.1 million for the quarter ended September 30, 2014, a decrease of $1.1 million or 15.8%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $6.9 million for the quarter ended September 30, 2014 to $7.2 million for the quarter ended September 30, 2015.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.5 million for the quarter ended September 30, 2015, compared with $5.7 million for the quarter ended September 30, 2014, a decrease of $1.2 million or 21.2%. This decrease is primarily due to a reduction in commission expense as a result of a slight decline in net premiums written as well as a reduction in contingent commissions as a result of higher losses during the quarter.

GLOBAL INDEMNITY PLC

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 32.7% for the quarter ended September 30, 2015, compared to 36.4% for the quarter ended September 30, 2014. The improvement in the expense ratio is primarily due to a reduction in contingent commissions.

The combined ratio for the Company’s Reinsurance Operations was 76.3% for the quarter ended September 30, 2015, compared with 81.8% for the quarter ended September 30, 2014. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 81.0% for the quarter ended September 30, 2014 to 85.1% for the quarter ended September 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.2 million for the quarter ended September 30, 2015 compared to income of $2.8 million for the quarter ended September 30, 2014, an increase of $0.4 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Commercial Lines, Personal Lines, or Reinsurance Operations segments:

	Quarters Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Net investment income	$8,852	$6,527	$2,325	35.6%
Net realized investment gains (losses)	(10,778)	1,158	(11,936)	NM
Corporate and other operating expenses	(3,567)	(3,481)	86	2.5%
Interest expense	(1,595)	(118)	1,477	NM
Income tax (expense) benefit	5,981	1,633	4,348	266.3%

NM – not meaningful

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $8.9 million for the quarter ended September 30, 2015, compared with $6.5 million for the quarter ended September 30, 2014, an increase of $2.3 million or 35.6%.

•	Gross investment income, which excludes realized gains and losses, was $9.6 million for the quarter ended September 30, 2015, compared with $7.6 million for the quarter ended September 30, 2014, an increase of $2.0 million or 26.6%. The increase was primarily due to the acquisition of American Reliable’s fixed income portfolio.

•	Investment expenses were $0.7 million for the quarter ended September 30, 2015, compared with $1.1 million for the quarter ended September 30, 2014, a decrease of $0.3 million or 29.2%. The decrease is primarily due to a reduction of the Company’s equity portfolio during 2014.

At September 30, 2015, the Company held agency mortgage-backed securities with a book value of $121.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.1 years as of September 30, 2015, compared with 2.0 years as of September 30, 2014. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of September 30, 2015 and September 30, 2014. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% at September 30, 2015 and September 30, 2014. The embedded book yield on the $235.4 million of municipal bonds in the Company’s portfolio was 2.7% at September 30, 2015, compared to an embedded book yield of 2.8% on the Company’s municipal bond portfolio of $196.4 million at September 30, 2014.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains (losses)

Net realized investment losses were $10.8 million for the quarter ended September 30, 2015, compared with gains of $1.2 million for the quarter ended September 30, 2014. The net realized investment losses for 2015 consist primarily of net losses of $1.3 million relative to the Company’s fixed maturities, $8.1 million relative to its interest rate swaps, other than temporary impairment losses of $4.6 million, offset by gains of $3.2 million relative to its equity securities. The net realized investment gains for 2014 consist primarily of net gains of $2.6 million relative to the Company’s equity securities, offset by losses of $0.2 million relative to its fixed maturities and $1.2 million relative to its interest rate swaps.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended September 30, 2015 and 2014.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.6 million for the quarter ended September 30, 2015, compared with $3.5 million for the quarter ended September 30, 2014, an increase of $0.1 million or 2.5%.

Interest Expense

Interest expense was $1.6 million and $0.1 million for the quarters ended September 30, 2015 and 2014, respectively, an increase of $1.5 million. This is primarily due to the new debt offering in August, 2015 as well as higher balances outstanding under the margin borrowing facilities in 2015 as compared to 2014. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense / Benefit

The income tax benefit was $6.0 million for the quarter ended September 30, 2015 compared to an income tax benefit of $1.6 million for the quarter ended September 30, 2014. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income (Loss)

The factors described above resulted in net loss of $3.7 million and net income of $9.8 million for the quarters ended September 30, 2015 and 2014, respectively, a decrease of $13.5 million or 138.4%.

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2015	2014 (1)	$	%
Gross premiums written	$249,564	$260,680	$(11,116)	(4.3%)

Net premiums written	$196,785	$196,386	$399	0.2%

Net premiums earned	$191,472	$190,556	$916	0.5%
Other income	2,065	1,195	870	72.8%

Total revenues	193,537	191,751	1,786	0.9%
Losses and expenses:
Net losses and loss adjustment expenses	129,997	109,351	20,646	18.9%
Acquisition costs and other underwriting expenses (2)	74,590	79,036	(4,446)	(5.6%)

Income (loss) from segment	$(11,050)	$3,364	$(14,414)	(428.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	67.9	58.6	9.3
Prior accident year	0.0	(1.2)	1.2

Calendar year loss ratio	67.9	57.4	10.5
Expense ratio	39.0	41.5	(2.5)

Combined ratio	106.9	98.9	8.0

Reconciliation of Non-GAAP Measures
Loss ratio excluding the effect of prior accident year (3) (4)	67.9	58.6
Effect of prior accident year	0.0	(1.2)

Loss ratio	67.9	57.4

Non catastrophe loss ratio excluding the effect of prior accident year (4) (5)	52.4	52.2
Effect of prior accident year	0.0	(1.2)

Non catastrophe loss ratio	52.4	51.0

Non catastrophe losses excluding the effect of prior accident year (4) (6)	$100,258	$99,448
Effect of prior accident year	0	(2,307)

Non catastrophe losses	$100,258	$97,141

(1)	Represent unaudited pro forma results of operation for the nine months ended September 30, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.
(2)	Includes excise tax of $957 and $953 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the quarters ended September 30, 2015 and 2014, respectively.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Personal Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe losses.

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $249.6 million for the nine months ended September 30, 2015, compared with $260.7 million for the nine months ended September 30, 2014, a decrease of $11.1 million or 4.3%. The decrease is primarily due to a reduction in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY PLC

Net premiums written, which equal gross premiums written less ceded premiums written, were $196.8 million for the nine months ended September 30, 2015, compared with $196.4 million for the nine months ended September 30, 2014, an increase of $0.4 million or 0.2%. The ratio of net premiums written to gross premiums written was 78.9% for the nine months ended September 30, 2015 and 75.3% for the nine month ended September 30, 2014, an increase of 3.6 points.

Net premiums earned were $191.5 million for the nine months ended September 30, 2015, compared with $190.6 million for the nine months ended September 30, 2014, an increase of $0.9 million or 0.5%. The growth in net premiums earned was primarily due to increases in net premiums written within the previous year. Property net premiums earned for the nine months ended September 30, 2015 and 2014 were $164.7 million and $163.9 million, respectively. Casualty net premiums earned were $26.8 million and $26.7 million for the nine month ended September 30, 2015 and 2014, respectively.

Other Income

Other income was $2.1 million and $1.2 million for the nine month ended September 30, 2015 and 2014, respectively. Other income is primarily comprised of fee income on policies issued and commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 67.9% for the nine months ended September 30, 2015 compared with 57.4% for the nine months ended September 30, 2014.

The current accident year loss ratio for the nine months ended September 30, 2015 was 67.9%, an increase of 9.3 points from 58.6%, for the nine months ended September 30, 2014:

•	The non-catastrophe loss ratio increased 0.2 points from 52.2% in the nine months ended September 30, 2014 to 52.4% in the nine months ended September 30, 2015. Non-catastrophe losses were $100.3 million and $99.4 million for the nine months ended September 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio increased 9.1 points from 6.4% in the nine months ended September 30, 2014 to 15.5% in the nine months ended September 30, 2015 mainly due to wild fires in California. Catastrophe losses were $29.7 million and $12.2 million for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, the Company had no changes to prior accident year losses. In 2014, losses related to prior years resulted in a decrease in the loss ratio by 1.2 points.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $74.6 million for the nine months ended September 30, 2015, compared with $79.0 million for the nine months ended September 30, 2014, a decrease of $4.4 million or 5.6%. The decrease is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 39.0% for the nine months ended September 30, 2015, compared with 41.5% for the nine months ended September 30, 2014. The decrease in the expense ratio is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

The combined ratio for the Company’s Personal Lines was 106.9% for the nine months ended September 30, 2015, compared with 98.9% for the nine months ended September 30, 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income (loss) from Segment

The factors described above resulted in loss from the Company’s Personal Lines of $11.1 million for the nine months ended September 30, 2015, compared to income of $3.4 million for the nine months ended September 30, 2014.

GLOBAL INDEMNITY PLC

Commercial Lines

The components of income (loss) from the Company’s Commercial Lines’ segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2015	2014	$	%
Gross premiums written	$161,746	$170,037	$(8,291)	(4.9%)

Net premiums written	$149,647	$156,369	$(6,722)	(4.3%)

Net premiums earned	$149,244	$158,809	$(9,565)	(6.0%)
Other income	420	490	(70)	(14.3%)

Total revenues	149,664	159,299	(9,635)	(6.0%)
Losses and expenses:
Net losses and loss adjustment expenses	82,474	97,047	(14,573)	(15.0%)
Acquisition costs and other underwriting expenses (1)	61,317	66,068	(4,751)	(7.2%)

Income (loss) from segment	$5,873	$(3,816)	$9,689	(253.9%)

Underwriting Ratios:
Loss ratio:
Current accident year	63.9	64.3	(0.4)
Prior accident year	(8.7)	(3.1)	(5.6)

Calendar year loss ratio	55.2	61.2	(6.0)
Expense ratio	41.1	41.6	(0.5)

Combined ratio	96.3	102.8	(6.5)

GLOBAL INDEMNITY PLC

	Nine Months Ended September 30,
	2015	2014
Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (7)	105.0	105.9
Effect of prior accident year	(8.7)	(3.1)

Combined ratio	96.3	102.8

Loss ratio excluding the effect of prior accident year (3) (7)	63.9	64.3
Effect of prior accident year	(8.7)	(3.1)

Loss ratio	55.2	61.2

Property loss ratio excluding the effect of prior accident year (4) (7)	58.9	58.2
Effect of prior accident year	(0.9)	0.6

Property loss ratio	58.0	58.8

Casualty loss ratio excluding the effect of prior accident year (5) (7)	71.5	73.2
Effect of prior accident year	(20.4)	(8.8)

Casualty loss ratio	51.1	64.4

Non catastrophe property loss ratio excluding the effect of prior accident year (7) (8)	46.7	42.4
Effect of prior accident year	(1.1)	0.2

Non catastrophe property loss ratio	45.6	42.6

Catastrophe property loss ratio excluding the effect of prior accident year (7) (9)	12.2	15.8
Effect of prior accident year	0.3	0.4

Catastrophe property loss ratio	12.5	16.2

Non catastrophe property losses excluding the effect of prior accident year (7) (10)	$41,899	$40,184
Effect of prior accident year	(1,012)	156

Non catastrophe property losses	$40,887	$40,340

Catastrophe property losses excluding the effect of prior accident year (7) (11)	$10,917	$14,947
Effect of prior accident year	249	455

Catastrophe property losses	$11,166	$15,402

Net losses and loss adjustment expenses excluding the effects of prior accident year (6) (7)	$95,392	$102,044
Effect of prior accident year	(12,918)	(4,997)

Net losses and loss adjustment expenses	$82,474	$97,047

(1)	Includes excise tax of $787 and $838 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the nine months ended September 30, 2015 and 2014, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(7)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(11)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe property losses.

GLOBAL INDEMNITY PLC

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$86,434	$83,083	$81,287	$87,321	$82,775	$80,517
Property Brokerage	28,697	23,501	24,638	31,264	26,311	24,664
Programs	43,566	40,142	39,908	47,115	43,397	42,455
Other	3,049	2,921	3,411	4,337	3,886	11,173

Total	$161,746	$149,647	$149,244	$170,037	$156,369	$158,809

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $161.7 million for the nine months ended September 30, 2015, compared with $170.0 million for the nine months ended September 30, 2014, a decrease of $8.3 million or 4.9%. The decrease is the result of underwriting actions taken to improve profitability as well as the impact of a more competitive marketplace.

Net premiums written, which equal gross premiums written less ceded premiums written, were $149.6 million for the nine months ended September 30, 2015, compared with $156.4 million for the nine months ended September 30, 2014, a decrease of $6.7 million or 4.3%. The decrease was primarily due to the reduction in gross premiums written as noted above partially offset by a slight increase in retention. The ratio of net premiums written to gross premiums written was 92.5% for the nine month ended September 30, 2015 and 92.0% for the nine months ended September 30, 2014, an increase of 0.5%.

Net premiums earned were $149.2 million for the nine months ended September 30, 2015, compared with $158.8 million for the nine months ended September 30, 2014, a decrease of $9.6 million or 6.0%. The decline in net premiums earned was primarily due to a reduction of gross premiums written as noted above. Property net premiums earned for the nine months ended September 30, 2015 and 2014 were $89.7 million and $94.7 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2015 and 2014 were $59.6 million and $64.1 million, respectively.

Other Income

Other income was $0.4 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Commercial Lines was 55.2% for the nine months ended September 30, 2015 compared with 61.2% for the nine months ended September 30, 2014.

The current accident year loss ratio for the nine months ended September 30, 2015 was 63.9%, a decrease of 0.4 points from 64.3%, for the nine months ended September 30, 2014:

•	The current accident year property loss ratio increased by 0.7 points from 58.2% in the nine months ended September 30, 2014 to 58.9% in the nine months ended September 30, 2015.

•	The non-catastrophe loss ratio increased 4.3 points from 42.4% in the nine months ended September 30, 2014 to 46.7% in the nine months ended September 30, 2015 which is mainly attributable to one large fire loss in Florida. Non-catastrophe losses were $41.9 million and $40.2 million for the nine months ended September 30, 2015 and 2014, respectively.

•	The catastrophe loss ratio improved by 3.6 points from 15.8% in the nine months ended September 30, 2014 to 12.2% in the nine months ended September 30, 2015. Catastrophe losses were $10.9 million and $14.9 million for the nine months ended September 30, 2015 and 2014, respectively.

•	The current accident year casualty loss ratio improved by 1.7 points from 73.2% in the nine months ended September 30, 2014 to 71.5% in the nine months ended September 30, 2015. During the last several years, rates were increased and unprofitable business was not renewed contributing to this improvement.

GLOBAL INDEMNITY PLC

In the first nine months of 2015, the Company reduced its prior accident year loss reserves by $12.9 million, which primarily consisted of the following:

•	Property: A $0.8 million decrease in aggregate primary related to better than anticipated loss emergence in the 2011 through 2014 accident years.

•	Umbrella: $0.3 million decrease primarily related to accident years 2003 through 2005 as a result of better than anticipated loss emergence.

•	Professional: $6.4 million decrease in aggregate primarily related to better than anticipated frequency in accident years 2006 through 2012.

•	General Liability: A $5.7 million decrease in aggregate primarily related to accident years prior to 2013 due to better than anticipated frequency and severity in construction defect.

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

Net losses and loss adjustment expenses were $82.5 million for the nine months ended September 30, 2015, compared with $97.0 million for the nine months ended September 30, 2014, a decrease of $14.6 million or 15.0%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $95.4 million and $102.0 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $6.7 million or 6.5%. This decrease is primarily attributable to a reduction in earned premium volume for commercial automobile. In addition, catastrophe losses are lower in 2015 due to a decrease in the severity of the storms compared to 2014.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $61.3 million for the nine months ended September 30, 2015, compared with $66.1 million for the nine months ended September 30, 2014, a decrease of $4.8 million or 7.2%. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines. In addition, commission expense is lower due to a reduction in net premiums earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 41.1% for the nine months ended September 30, 2015, compared with 41.6% for the nine months ended September 30, 2014. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines.

The combined ratio for the Company’s Commercial Lines was 96.3% for the nine months ended September 30, 2015, compared with 102.8% for the nine months ended September 30, 2014. Excluding the impact of prior year adjustments, the current accident year combined ratio improved from 105.9% for the nine months ended September 30, 2014 to 105.0% for the nine months ended September 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the decrease.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $5.9 million for the nine months ended September 30, 2015, compared to a loss of $3.8 million for the nine months ended September 30, 2014.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$48,222	$57,163	$(8,941)	(15.6%)

Net premiums written	$48,174	$56,126	$(7,952)	(14.2%)

Net premiums earned	$40,205	$42,780	$(2,575)	(6.0%)
Other loss	(77)	(41)	(36)	87.8%

Total revenues	40,128	42,739	(2,611)	(6.1%)
Losses and expenses:
Net losses and loss adjustment expenses	14,399	16,449	(2,050)	(12.5%)
Acquisition costs and other underwriting expenses	14,211	15,046	(835)	(5.5%)

Income from segment	$11,518	$11,244	$274	2.4%

Underwriting Ratios:
Loss ratio:
Current accident year	46.4	40.7	5.7
Prior accident year	(10.6)	(2.3)	(8.3)

Calendar year loss ratio	35.8	38.4	(2.6)
Expense ratio	35.3	35.2	0.1

Combined ratio	71.1	73.6	(2.5)

	Nine Months Ended September 30,
	2015	2014
Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	81.7	75.9
Effect of prior accident year	(10.6)	(2.3)

Combined ratio	71.1	73.6

Loss ratio excluding the effect of prior accident year (2) (4)	46.4	40.7
Effect of prior accident year	(10.6)	(2.3)

Loss ratio	35.8	38.4

Property loss ratio excluding the effect of prior accident year (4) (5)	43.3	38.9
Effect of prior accident year	(10.8)	(11.5)

Property loss ratio	32.5	27.4

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$18,652	$17,421
Effect of prior accident year	(4,253)	(972)

Net losses and loss adjustment expenses	$14,399	$16,449

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.

GLOBAL INDEMNITY PLC

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $48.2 million for the nine months ended September 30, 2015, compared with $57.2 million for the nine months ended September 30, 2014, a decrease of $8.9 million or 15.6%. This decrease is mainly due to competition in the property catastrophe reinsurance marketplace. The market is still very competitive due to excess capital resulting in property rates declining and smaller portfolios.

Net premiums written, which equal gross premiums written less ceded premiums written, were $48.2 million for the nine months ended September 30, 2015, compared with $56.1 million for the nine months ended September 30, 2014, a decrease of $8.0 million or 14.2%. This decrease is due to a decline in gross premiums written as noted above.

Net premiums earned were $40.2 million for the nine months ended September 30, 2015, compared with $42.8 million for the nine months ended September 30, 2014, a decrease of $2.6 million or 6.0%. Property net premiums earned for the nine months ended September 30, 2015 and 2014 were $38.3 million and $41.1 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2015 and 2014 were $1.9 million and $1.6 million, respectively.

Other Loss

The Company recognized losses of $0.08 million and $0.04 million for the nine months ended September 30, 2015 and 2014, respectively. Other loss is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Reinsurance Operations was 35.8% for the nine months ended September 30, 2015 compared with 38.4% for the nine months ended September 30, 2014.

The current accident year loss ratio increased 5.7 points from 40.7% for the nine months ended September 30, 2014 to 46.4% for the nine months ended September 30, 2015 primarily due to slightly higher premium volume in professional lines which has a higher loss ratio than property as well as higher catastrophe losses due to the Tianjin explosion in China. The property lines current accident year loss ratio increased to 43.3% for the nine months ended September 30, 2015 from 38.9% for the nine months ended September 30, 2014.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $4.3 million in the nine months ended September 30, 2015 which decreased the loss ratio by 10.6 points compared to a decrease in net losses and loss adjustment expenses for prior accident years of $1.0 million in the nine months ended September 30, 2014 which decreased the loss ratio 2.3 points.

The $4.3 million reduction in prior accident year loss reserves in 2015 was primarily due to improved results reported by the Company’s cedants on property contracts for accident years 2009 through 2014.

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

Net losses and loss adjustment expenses were $14.4 million for the nine months ended September 30, 2015, compared with $16.4 million for the nine months ended September 30, 2014, a decrease of $2.1 million or 12.5%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses increased from $17.4 million for the nine months ended September 30, 2014 to $18.7 million for the nine months ended September 30, 2015. This is primarily attributable to a slight change in business mix.

GLOBAL INDEMNITY PLC

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $14.2 million for the nine months ended September 30, 2015 compared with $15.0 million for the nine months ended September 30, 2014, a decrease of $0.8 million or 5.5%. The decrease is primarily due to a lower premium base and a reduction in contingent commissions due to an increase in current accident year losses.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 35.3% for the nine months ended September 30, 2015, compared with 35.2% for the nine months ended September 30, 2014.

The combined ratio for the Company’s Reinsurance Operations was 71.1% for the nine months ended September 30, 2015, compared with 73.6% for the nine months ended September 30, 2014. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 75.9% for the nine months ended September 30, 2014 to 81.7% for the nine months ended September 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and a discussion of expense ratio in preceding paragraph for an explanation of the variance.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $11.5 million for the nine months ended September 30, 2015 compared to income of $11.2 million for the nine months ended September 30, 2014, an increase of $0.3 million or 2.4%.

Unallocated Corporate Items

The following items are not allocated to the Company’s Personal Lines, Commercial Lines, or Reinsurance Operations segments:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Net investment income	$26,234	$22,488	$3,746	16.7%
Net realized investment gains (losses)	(7,216)	40,226	(47,442)	(117.9%)
Corporate and other operating expenses	(19,441)	(9,614)	9,827	102.2%
Interest expense	(2,635)	(628)	2,007	319.6%
Income tax (expense) benefit	10,882	(8,108)	(18,990)	(234.2%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $26.2 million for the nine months ended September 30, 2015, compared with $22.5 million for the nine months ended September 30, 2014, an increase of $3.7 million or 16.7%.

•	Gross investment income, which excludes realized gains and losses, was $28.7 million for the nine months ended September 30, 2015, compared with $25.8 million for the nine months ended September 30, 2014, an increase of $2.9 million or 11.2%. The increase was primarily due to gross investment income related to limited partnership investments and the acquisition of American Reliable’s fixed income portfolio.

•	Investment expenses were $2.5 million for the nine months ended September 30, 2015, compared with $3.3 million for the nine months ended September 2014, a decrease of $0.9 million or 25.6%. The decrease is primarily due to a reduction of the Company’s equity portfolio during 2014.

GLOBAL INDEMNITY PLC

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

Net Realized Investment Gains (Losses)

Net realized investment losses were $7.2 million for the nine months ended September 30, 2015, compared with gains of $40.2 million for the nine months ended September 30, 2014. The net realized investment losses for 2015 consist primarily of net losses of $0.1 million relative to the Company’s fixed maturities, $8.9 million related to its interest rate swaps, other than temporary impairment losses of $6.9 million, offset by gains of $8.7 million relative to its equity securities. The net realized investment gains for 2014 consist primarily of net gains of $2.0 million relative to the Company’s fixed maturities, $51.8 million relative to its equity securities, offset by losses of $13.6 million related to its interest rate swaps.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the nine months ended September 30, 2015 and 2014.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $19.4 million for the nine months ended September 30, 2015, compared with $9.6 million for the nine months ended September 30, 2014, an increase of $9.8 million or 102.2%. The increase is primarily due to incurring cost of approximately $8.3 million in connection with the acquisition of American Reliable Insurance Company.

Interest Expense

Interest expense was $2.6 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $2.0 million or 319.6%. This is primarily due to the new debt offering in August, 2015 as well as higher balances outstanding under the margin borrowing facilities in 2015 as compared to 2014. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Expense (Benefit)

The income tax benefit was $10.9 million for the nine months ended September 30, 2015 compared to an income tax expense of $8.1 million for the nine months ended September 30, 2014. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $14.2 million and $51.8 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $37.6 million or 72.7%.

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

GLOBAL INDEMNITY PLC

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

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company, LLC and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company, LLC. Global Indemnity also acquired rights, expiring year end 2019, to redeem an additional 3,376,561 Ordinary Shares for $77,660,903, which amount is subject to an annual 3% increase. The Company is in discussions with affiliates of Fox Paine to acquire rights to redeem a further 1,146,716 ordinary shares on the same terms as the 3,376,561 share redemption rights. Other than these redemption requirements, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. On January 23, 2014, the U.S. insurance companies paid an extraordinary dividend to Global Indemnity Group, Inc. that aggregated to $200 million. The U.S. insurance companies, excluding American Reliable, were restricted from paying a dividend until after January 23, 2015 without regulatory approval. No dividends were declared or paid during the quarter or nine months ended September 30, 2015. See Note 17 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2014 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies, excluding American Reliable. See Note 2 of the notes to consolidated financial statements in Item 1 of Part I of this report for dividend limitations related to American Reliable.

For 2015, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2014 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or nine months ended September 30, 2015.

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

GLOBAL INDEMNITY PLC

Net cash used by operating activities was $1.2 million for the nine months ended September 30, 2015 and the net cash used for operating activities was $7.1 million for the nine months ended September 30, 2014. The increase in operating cash flows of approximately $5.8 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2015		2014	Change
Net premiums collected	$404,157		$195,238	$208,919
Net losses paid	(256,949)		(133,337)	(123,612)
Underwriting and corporate expenses	(181,893)		(90,820)	(91,073)
Net investment income	35,057		28,683	6,374
Net federal income taxes paid	(94)		(6,171)	6,077
Interest paid	(1,484)		(654)	(830)

Net cash used for operating activities	$(1,206	)(1)	$(7,061)	$5,855

(1)	The net cash used for operating activities for the nine months ended September 30, 2015 was negatively impacted in the amount of $23.8 million due to the commutation of a policy with one of Global Indemnity Reinsurance’s cedants. The commutation of this policy had no impact on net income.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

On August 12, 2015, the Company issued Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I for additional information on this debt issuance.

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company, LLC and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company, LLC. Global Indemnity also acquired rights, expiring year end 2019, to redeem an additional 3,376,561 Ordinary Shares for $77,660,903, which amount is subject to an annual 3% increase. The Company is in discussions with affiliates of Fox Paine to acquire rights to redeem a further 1,146,716 ordinary shares on the same terms as the 3,376,561 share redemption rights. After giving effect to the share redemptions and regardless of whether or not the additional redemption rights are exercised, affiliates of Fox Paine will continue to have the ability to cast a majority of votes on matters submitted to Global Indemnity shareholders for approval.

In connection with the redemption, the Company sold $279.9 million of securities from its consolidated investment portfolio during October, 2015, which resulted in a realized gain of $1.6 million. $102.0 million was used to pay down margin debt, with the remainder being used to fund a portion of the redemption transaction.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the nine months ended September 30, 2015. Please see Item 7 of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s liquidity.

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

In August, 2015, Global Indemnity plc advanced an interest free loan to Global Indemnity (Cayman) Limited in the amount of $96.9 million. This loan is due on demand.

In September, 2015, U.A.I. (Luxembourg) Investment S.à.r.l. increased the demand line of credit that it previously issued to Global Indemnity (Cayman) Limited from $125.0 million to $225.0 million. As of September 30, 2015, Global Indemnity (Cayman) Limited owed U.A.I. (Luxembourg) Investment S.à.r.l. $102.5 million under this arrangement, with accrued interest of $4.3 million.

GLOBAL INDEMNITY PLC

Global Indemnity (Cayman) Limited made a capital contribution in the amount of $100.0 million during the fourth quarter of 2015. Through a series of capital contributions, the ultimate recipient of this capital contribution of $100.0 million was U.A.I. (Luxembourg) Investment S.à.r.l.

U.A.I. (Luxembourg) Investment S.à.r.l. issued a promissory note in the amount of $100.0 million to Global Indemnity Group, Inc. during the fourth quarter of 2015. This note bears interest at a rate of 8.06% and mature in 2045.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the nine months ended September 30, 2015. Please see Item 7 of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited partnerships, subordinated notes, and unpaid losses and loss expense obligations. As of September 30, 2015, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases (1)	$12,792	$3,336	$6,349	$3,082	$25
Commitments to fund limited partnerships	23,705	23,705	—	—	—
Subordinated notes due 2045 (2)	332,500	7,750	15,500	15,500	293,750
Unpaid losses and loss adjustment expenses obligations (3)	729,509	254,440	248,084	117,516	109,469

Total	$1,098,506	$289,231	$269,933	$136,098	$403,244

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	On August 12, 2015, the Company issued Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75% payable quarterly. The notes mature on August 15, 2045. The Company has the right to redeem the notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payments date thereafter, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption.
(3)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

During the quarter ended September 30, 2015, global equities posted their worst quarterly return in four years. US equities retreated for the first time in 11 quarters, falling into negative territory year to date. The S&P 500 Index experienced its first correction, a 10% decline from its recent high (May 21), since October 2011. Financial markets came under significant pressure in the third quarter amid fresh worries over the global economic outlook. The unexpected devaluation in China’s currency negatively impacted financial markets, deepening fears about the Chinese economic slowdown and potential spillover effects. Falling commodity prices and uncertainty over the timing of the first Fed rate hike further complicated financial outlooks. Most global government bond yields declined, credit spreads widened, and the US dollar appreciated, particularly versus commodity-linked and Asian currencies. Despite these global headwinds, overall, the US economy remained on solid footing, with a sharp rebound in gross domestic product, a seven-year low in unemployment, and a healthy housing market.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.0 years. Portfolio purchases during the quarter were focused within US Corporate bonds, commercial mortgage-backed securities, and asset-backed securities. These purchases were funded primarily through maturities and paydowns. During the third quarter of 2015, the portfolio’s asset allocation was relatively unchanged.

There have been no other material changes to the Company’s market risk since December 31, 2014. Please see Item 7A of Part II in the Company’s 2014 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods

GLOBAL INDEMNITY PLC

specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls

During the quarter ended September 30, 2015 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Subordinated Notes could adversely affect the Company’s financial flexibility and a failure to make periodic payments related to the Subordinated Notes could adversely affect the Company.

GLOBAL INDEMNITY PLC

The Company sold $100 million aggregate principal amount of its 7.75% Subordinated Notes due in 2045. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

•	increasing vulnerability to changing economic, regulatory and industry conditions;

•	limiting the ability to borrow additional funds; and

•	requiring the Company to dedicate a substantial portion of cash flow from operations to debt payments, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Further, failure by the Company to make periodic payments related to the Subordinated Notes could impact rating agencies and regulators assessment of the Company’s capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies, and regulators’ assessment of the solvency of the Company and its subsidiaries.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were no shares purchased from the Company’s employees during the quarter ended September 30, 2015. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 9 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On November 5, 2015, Stephen A. Cozen informed the Company that he will resign from the Board of Directors effective December 31, 2015. Mr. Cozen’s decision to resign was not the result of any disagreement with the Company.

GLOBAL INDEMNITY PLC

Item 6.	Exhibits

4.1	Indenture, dated as of August 12, 2015, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 12, 2015 File No. 001-34809).

4.2	Officers’ Certificate, dated August 12, 2015 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 12, 2015 File No. 001-34809).

4.3	Form of 7.75% Subordinated Notes due 2045 (included in Exhibit 4.2) (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated August 12, 2015 File No. 001-34809).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the quarters and nine months September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and the year ended December 31, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

November 9, 2015	By:	/s/ Thomas M. McGeehan
Date: November 9, 2015	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)