Form 10-K
period 2015-12-31
Global Indemnity plc
filed 2016-03-14
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

001-34809

Commission File Number

GLOBAL INDEMNITY PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0664891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25/28 NORTH WALL QUAY

DUBLIN 1

IRELAND

(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: 353 (0) 1 649 2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common A Ordinary shares, $0.0001 Par Value 7.75% Subordinated Notes due 2045	The Nasdaq Global Select Market The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $232,260,659. There are no B ordinary shares held by non-affiliates of the registrant.

As of March 4, 2016, the registrant had outstanding 13,404,386 A ordinary shares and 4,133,366 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 are incorporated by reference into Part III of this report.

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

History

Global Indemnity plc (“Global Indemnity” or “the Company”) was incorporated on March 9, 2010 and is domiciled in Ireland as a public limited company. In July 2010, Global Indemnity replaced the Company’s predecessor, United America Indemnity, Ltd., a Cayman Island company, as the ultimate parent company as a result of a re-domestication transaction. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the trading symbol “GBLI.”

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable Insurance Company (“American Reliable”) from American Bankers Insurance Group, Inc., a subsidiary of Assurant,Inc., by paying $113.7 million in cash and assuming $283.9 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Stock Purchase Agreement (“American Reliable SPA”), the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the American Reliable SPA, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The Company’s current estimate of the purchase price, based on available financial information, is approximately $99.8 million.

Please see “Recent Developments” in Item 7 of Part II of this report and Note 3 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the acquisition of American Reliable.

General

Global Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance. Starting in the 1st quarter of 2015, the Company manages the distribution of these products through three reportable business segments: Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs; Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage; and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (“Insurance Operations”).

Prior to 2015, the Commercial Lines segment was known as Insurance Operations segment. With the acquisition of American Reliable, the Insurance Operations segment was renamed to Commercial Lines segment. The newly acquired American Reliable became the Company’s Personal Lines segment. For segment reporting, the values for 2013 and 2014 did not change for Commercial Lines and Reinsurance Operations.

Business Segments

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2015, 2014 and 2013. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Personal Lines

The Company’s Personal Lines distribute property and casualty insurance products and operate primarily in the admitted markets. In the standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength.

The Company’s Personal Lines writes specialty products such as agriculture, mobile homes, manufactured homes, homeowners, and watersports via American Reliable. These products are distributed through retail agents, wholesale general agents, and brokers. The insurance products are either underwritten via specific binding authority or by internal personnel.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

Gross premiums written for the Personal Lines were $326.3 million in 2015. Personal lines is a new business segment in 2015 resulting from the acquisition of American Reliable on January 1, 2015.

Commercial Lines

The Company’s Commercial Lines distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. The excess and surplus lines market differs significantly from the standard property and casualty insurance market.

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

A portion of the Company’s Commercial Lines is written on a specialty admitted basis. When writing on a specialty admitted basis, the Company’s focus is on writing insurance for insureds that engage in similar but often highly specialized types of activities. The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regard to rate and form filing requirements and the ability to enter and exit lines of business. Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers. Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

The Commercial Lines’ insurance products target specific, defined groups of insureds with customized coverage to meet their needs. To manage operations, the Commercial Lines segment differentiates its products by product classification. These product classifications are as follows:

•	Penn-America Group distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority;

•	United National Group distributes property, general liability, and professional lines products through program administrators with specific binding authority; and

•

Diamond State Group distributes property, casualty, and professional lines products through wholesale brokers that are underwritten by the Company’s personnel and selected brokers with specific binding authority.

These product classifications comprise the Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage.

The Company’s Commercial Lines provide property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to the Company’s risk and underwriting philosophy. See “Underwriting” below for a discussion on how the Company’s insurance products are underwritten.

In 2015, gross premiums written for the Commercial Lines were $214.2 million compared to $230.0 million for 2014. For 2015, surplus lines business accounts for approximately 77.7% of the business written while specialty admitted business accounts for the remaining 22.3%.

Reinsurance Operations

Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”) is a Bermuda based treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies, and consists solely of the operations of Global Indemnity Reinsurance.

The reinsurance markets face many of the same issues confronted in the primary insurance markets including excess capital capacity, low investment returns and increased pressure on generating acceptable return on investment.

The limited number of catastrophic events in recent years and an increase in the available capacity has continued to put pressure on pricing levels. Global Indemnity Reinsurance is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused excess of loss contracts meeting the Company’s risk tolerance and return thresholds.

In 2015, gross premiums written from third parties were $49.7 million compared to $61.3 million for 2014.

Products and Product Development

The Company’s U.S. Insurance Operations distribute property and casualty insurance products. Its Personal Lines operate primarily in the admitted marketplace; whereas, its Commercial Lines operate predominantly in the excess and surplus lines marketplace. To manage its operations, the Company seeks to differentiate its products by product classification. See “Personal Lines” and “Commercial Lines” above for a description of these product classifications. The U.S. Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and/or an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides the Company with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

The Company’s Reinsurance Operations offer third party treaty reinsurance for specialty property and casualty insurance companies and reinsurance companies as well as professional liability products to companies. The Company’s Reinsurance Operations also provide reinsurance to its Insurance Operations in the form of quota share and stop-loss arrangements.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2015		2014 (1)		2013 (1)
	Amount	Percent	Amount	Percent	Amount	Percent
California	$56,142	9.5%	$27,711	9.5%	$26,358	9.1%
Texas	52,913	9.0	26,170	9.0	29,565	10.1
Florida	37,725	6.4	29,371	10.2	32,170	11.0
New York	28,329	4.8	16,326	5.6	16,600	5.7
Louisiana	28,274	4.8	6,474	2.2	8,392	2.9
North Carolina	26,245	4.4	2,954	1.0	2,872	1.0
Arizona	21,199	3.6	1,653	0.6	1,693	0.6
New Jersey	16,602	2.8	7,121	2.4	8,208	2.8
Oklahoma	16,433	2.8	2,651	0.9	3442	1.2
Minnesota	15,387	2.6	1,854	0.6	1,950	0.7

Subtotal	299,249	50.7	122,285	42.0	131,250	45.1
All other states	241,251	40.9	107,693	37.0	101,123	34.8
Reinsurance Operations	49,733	8.4	61,275	21.0	58,350	20.1

Total	$590,233	100.0%	$291,253	100.0%	$290,723	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network—binding authority, program, brokerage, direct, and reinsurance. For its binding authority and program product classifications, the Company distributes its insurance products primarily through a group of wholesale general agents and program administrators that have specific quoting and binding authority. For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. For its reinsurance business, the Company distributes its products through reinsurance brokers and on a direct basis.

The Company’s Commercial Lines distributes its insurance products primarily through a group of approximately 120 wholesale general agents and program administrators. Of the Commercial Lines’ non-affiliated professional wholesale general agents and program administrators, the top five accounted for 34.3% of the Commercial Lines’ gross premiums written for the year ended December 31, 2015. One agency represented 10.6% of the Commercial Lines’ gross premiums written.

The Company’s Personal Lines distributes specialty personal and agricultural insurance products through a group of approximately 290 agents primarily comprised of wholesale general agents. It also distributes its specialty personal insurance products on a retail basis in New Mexico and Arizona. Of the Personal Lines’

non-affiliated professional wholesale general agents and retail agents, the top five accounted for 20.5% of the Personal Lines’ gross premiums written for the year ended December 31, 2015. No one agency represented more than 10% of the Personal Lines’ gross premiums written.

There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2015.

Global Indemnity Reinsurance assumed premiums on three treaties accounted for 95% of the Reinsurance Operations’ 2015 gross premiums written. There is no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2015.

The Company’s primary distribution strategy is to seek to maintain strong relationships with a limited number of high-quality wholesale professional general agents and wholesale insurance brokers. The Company carefully selects distribution sources based on their expertise, experience and reputation. The Company believes that its distribution strategy enables it to effectively access numerous markets at a relatively low cost structure through the marketing, underwriting, and administrative support of the Company’s professional general agencies and wholesale insurance brokers. The Company believes these wholesale general agents and wholesale insurance brokers have local market knowledge and expertise that enables them to access business in these markets more effectively.

Underwriting

For Commercial Lines, the Company’s insurance products are primarily underwritten via specific binding authority in which the Company grants underwriting authority to its wholesale general agents and program administrators and via brokerage in which the Company’s internal personnel underwrites business submitted by wholesale insurance brokers. Some of the Company’s specialized property business is submitted by retail agents or directly from insureds and is also underwritten by internal personnel.

For Personal Lines, the Company’s insurance products are distributed through retail agents, wholesale general agents, and brokers. The insurance products are either underwritten via specific binding authority or by internal personnel.

Specific Binding Authority—The Company’s wholesale general agents, retail agents, and program administrators for both Commercial Lines and Personal Lines have specific quoting and binding authority with respect to a single insurance product and some have limited quoting and binding authority with respect to multiple products.

The Company’s wholesale general agents, retail agents, and program administrators will either utilize company administered policy systems with the Company’s underwriting guidelines embedded within the system or the agents will use their own proprietary systems. When the agents use their own proprietary systems, the Company provides its wholesale general agents, retail agents, and program administrators with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

The Company’s wholesale general agents, retail agents, and program administrators are appointed to underwrite submissions received in accordance with the Company’s underwriting manual. Risks that are not within the specific binding authority must be submitted to the Company’s underwriting personnel directly for underwriting review and approval or denial of the application of the insured. The Company’s wholesale general agents provide all policy issuance services in accordance with the Company’s underwriting manuals.

Agricultural partners are not provided with underwriting manuals. Rather, they are provided with letters of authority; whereby, policies and endorsement issuance rights are extended.

The Company regularly monitors the underwriting quality of its wholesale general agents, retail agents, and program administrators through a disciplined system of controls, which includes the following:

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

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by the Company’s wholesale general agents, retail agents, and program administrators; and

•

internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by the Company’s wholesale general agents, retail agents, and program administrators.

The Company provides incentives to certain of its wholesale general agents and program administrators to produce profitable business through contingent profit commission structures that are tied directly to the achievement of profitability targets.

Brokerage—There are only three wholesale insurance brokers with specific binding authority. These brokers are within the Company’s Commercial Lines and are subject to the same guidelines and monitoring as discussed above. The majority of the Company’s wholesale insurance brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.

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

Contingent Commissions

Certain professional general agencies of the U.S. Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid a profit commission based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred.

Pricing

The Company’s pricing actuaries establish pricing tailored to each specific product it underwrites, taking into account historical loss experience, historical rate level changes, and individual risk and coverage characteristics. The Company generally uses the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most of the Company’s products. Specific products will utilize proprietary rating when deemed appropriate. The Company will seek to only write business if it believes it can achieve an adequate rate of return.

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

The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss—The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2015, the Company purchased a property catastrophe excess of loss treaty which provides occurrence coverage for losses of $280 million in excess of $20 million. This treaty is made up of three layers: $20 million in excess of $20 million, which the Company participated on 25% of the placement, $60 million in excess of $40 million, and $200 million in excess of $100 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaced the treaty which expired on May 31, 2015, which provided occurrence coverage for losses of $70 million in excess of $20 million. This treaty excluded business underwritten by American Reliable. The Company participated on 60% of the $20 million in excess of $20 million layer and 40% of the $50 million in excess of $40 million layer. This treaty provided for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated.

Earthquake Property Catastrophe Excess of Loss—Effective January 1, 2015, the Company purchased an earthquake property catastrophe excess of loss treaty which provided occurrence coverage for earthquake catastrophe losses of $30 million in excess of $5 million for American Reliable property business. This treaty provided for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This treaty was cancelled on May 31, 2015 and rolled into a new combined master catastrophe treaty which was effective June 1, 2015.

Property Per Risk Excess of Loss—Effective January 1, 2016, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage in three sections: 80% of $9 million per risk in excess of $1 million per risk for all business except the Property Brokerage unit and business written by American Reliable, 100% of $4 million per risk in excess of $1 million per risk for American Reliable business, and 75% of $8 million per risk in excess of $2 million per risk for Property Brokerage business. This treaty also provides coverage of 100% of $20 million per risk in excess of $10 million per risk for Property Brokerage business. The treaty’s liability is limited to twice the named per risk limit by section and layer for all risks involved in one loss occurrence. This replaced the treaty which expired December 31, 2015, which excluded business underwritten by American Reliable. This treaty provided coverage in two sections: 50% of $9 million per risk in excess of $1 million per risk for all business with the exception of the Property Brokerage unit, and 50% of $8 million per risk in excess of $2 million per risk for Property Brokerage business. This treaty also provides coverage of 100% of $20 million per risk in excess of $10 million per risk for Property Brokerage business. The treaty’s liability was limited to twice the named per risk limit by section and layer for all risks involved in one loss occurrence.

American Reliable Property Per Risk Excess of Loss—Effective January 1, 2015, American Reliable renewed its property per risk excess of loss treaty covering business underwritten by American Reliable. This treaty provides coverage in two layers: $1 million per risk in excess of $1 million per risk, and $3 million per risk in excess of $2 million per risk. The first layer is subject to a $2 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $6 million limit for all risks involved in one loss occurrence. This treaty expired on December 31, 2015 and the American Reliable business was added to the Property Per Risk Excess of Loss treaty described above.

Casualty and Professional Liability Excess of Loss—Effective May 1, 2015, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for 50% of $2 million per occurrence in excess of $1 million per occurrence for general liability and auto liability. The professional liability section provides coverage for 50% of $4 million per policy/occurrence in excess of $1 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. This replaced the casualty and professional liability treaty that expired April 30, 2015 which provided for 100% of the identical coverage limits and retentions.

Casualty Clash Excess of Loss—Effective May 1, 2015, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10 million per occurrence in excess of $3 million per occurrence, subject to a $20 million limit for all loss occurrences. The casualty clash treaty that expired April 30, 2015 provided identical coverage.

100% Ceded Quota Share to American Bankers—Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable. For the year ended December 31, 2015, American Reliable recorded ceded written premiums and ceded earned premiums of $55.8 million and $59.5 million, respectively, to American Bankers Insurance Company.

100% Assumed Quota Share from American Bankers—Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable. For the year ended December 31, 2015, American Reliable recorded assumed written premiums and assumed earned premiums of $82.3 million and $92.7 million, respectively, from insurance companies owned by Assurant, Inc.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2015.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2015. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2015.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$53.4	41.6%	$6.7	7.6%
Westport Insurance Corp.	A+	14.8	11.5	—	—
General Reinsurance Corp.	A++	12.1	9.4	4.6	5.2
Transatlantic Reinsurance	A	6.8	5.3	0.3	0.3
Swiss Reinsurance America Corp.	A+	5.8	4.5	0.5	0.6
Clearwater Insurance Company	NR	4.6	3.6	—	—
American Bankers Insurance Company	A	4.5	3.5	—	—
Hartford Fire Insurance Company	A+	4.3	3.4	—	—
Arch Reinsurance Company	A+	2.6	2.0	0.4	0.4
Scor Reinsurance Company	A	1.7	1.4	0.2	0.2

Subtotal		110.6	86.2	12.7	14.3
All other reinsurers		17.7	13.8	76.3	85.7

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		128.3	100.0%	$89.0	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(12.7)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		115.6
Collateral held in trust from reinsurers		(6.4)

Net receivables		$109.2

At December 31, 2015, the Company carried reinsurance receivables, net of collateral held in trust, of $109.2 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $3.0 million at December 31, 2015. The allowance for uncollectible reinsurance receivables was $9.7 million at December 31, 2015.

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

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent and one general agent. The Insurance Operations’ claims management staff supervises or processes all claims. The Company’s Insurance Operations has a formal claims review process, and all claims greater than $100,000 for Personal Lines and $250,000 for Commercial Lines, gross of reinsurance, are reviewed by senior claims management and certain senior executives. Large loss trends and analysis are reviewed by a Large Loss committee.

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

As of December 31, 2015, the Company has $175 million of direct outstanding loss and loss adjustment expense case reserves at its Insurance Operations. Claims relating to approximately 89% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 3% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis. The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year. Approximately 8% of its reserves are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The loss and loss adjustment expense development table that follows shows changes in the Company’s reserves in subsequent years from the prior loss and loss expense estimates based on experience as of the end of each succeeding year and in conformity with United States of America generally accepted accounting principles (“GAAP”). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

The first line of the loss and loss adjustment expense development table shows, for the years indicated, the Company’s net reserve liability including the reserve for IBNR. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses and loss expenses, including payments, for the years indicated. The “cumulative redundancy/ (deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

On January 1, 2015, the acquisition of American Reliable was completed. Consequently, American Reliable’s loss and loss adjustment expense reserves are only in the 2015 year in the table below.

The following table shows development in Global Indemnity’s loss and loss adjustment expense reserves on a net basis:

(Dollars in thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Balance sheet reserves:	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975	$552,271	$571,917
Cumulative paid as of:
One year later	$154,069	$169,899	$190,723	$215,903	$189,358	$160,204	$155,888	$134,065	$116,118	$127,394
Two years later	268,827	300,041	360,336	366,647	299,720	261,569	260,667	223,358	211,661
Three years later	355,987	413,055	470,313	454,284	375,066	330,522	333,131	304,272
Four years later	414,068	478,408	532,753	510,177	419,717	377,350	399,854
Five years later	440,206	506,915	561,536	541,313	454,509	431,146
Six years later	454,982	525,173	581,265	569,079	485,777
Seven years later	467,669	534,801	602,649	582,337
Eight years later	471,472	551,849	613,980
Nine years later	485,142	560,923
Ten years later	491,183
Re-estimated liability as of:
End of year	$639,291	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975	$552,271	$571,917
One year later	632,327	716,361	832,733	827,439	671,399	643,569	690,004	619,887	575,256	517,249
Two years later	629,859	732,056	812,732	768,623	640,750	642,478	679,689	602,217	544,750
Three years later	635,504	707,525	765,435	730,079	636,051	640,581	661,592	576,659
Four years later	622,122	672,712	737,614	719,486	631,101	624,183	640,641
Five years later	608,050	658,429	731,468	715,067	621,098	611,226
Six years later	598,384	651,850	729,228	713,106	611,203
Seven years later	591,562	654,983	734,695	706,719
Eight years later	596,405	665,293	733,716
Nine years later	607,118	667,043
Ten years later	609,674
Cumulative redundancy/(deficiency)	$29,617	$68,299	$67,169	$129,120	$114,094	$27,680	$44,237	$52,899	$42,225	$35,022	$—
Gross Liability—end of year	1,914,224	1,702,010	1,503,238	1,506,430	1,257,741	1,059,756	971,377	879,113	779,466	675,472	680,047
Less: Reinsurance recoverable	1,274,933	966,668	702,353	670,591	532,444	420,850	286,499	249,555	192,491	123,201	108,130

Net liability-end of year	639,291	735,342	800,885	835,839	725,297	638,906	684,878	629,558	586,975	552,271	571,917

Gross re-estimated liability	1,245,286	1,027,049	1,146,219	1,067,165	864,279	798,385	801,855	725,679	661,452	625,156	680,047
Less: Re-estimated recoverable at December 31, 2015	635,613	360,006	412,503	360,445	253,076	187,158	161,214	149,020	116,702	107,907	108,130

Net re-estimated liability at December 31, 2015	$609,673	$667,043	$733,716	$706,720	$611,203	$611,227	$640,641	$576,659	$544,750	$517,249	$571,917

Gross cumulative redundancy/ (deficiency)	$668,938	$674,961	$357,019	$439,265	$393,462	$261,371	$169,522	$153,434	$118,014	$50,316	$—

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

Asbestos and Environmental Exposure

The Company’s environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, the Company’s policies continue to exclude classic environmental contamination claims. In some states the Company is required, however, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. The Company has also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by the Company. The Company has also received a number of asbestos-

related claims, the majority of which are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2015, the Company has $15.8 million of net loss reserves for asbestos-related claims and $14.7 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement was approved by the Court and a final order was issued in September 2014. As of December 31, 2015, the Company has no outstanding obligations as it relates to this settlement agreement.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross and net basis for the Company’s open A&E claims.

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under the Company’s investment policy is 30% of the Company’s GAAP equity, or $225.0 million at December 31, 2015. As of December 31, 2015, the Company had $1,516.3 million of investments and cash and cash equivalent assets, including $142.9 million of equity and limited partnership investments plus a $0.2 million receivable for securities sold.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2015, 2014, and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$67,037	4.4%	$58,823	3.9%	$105,492	6.7%

U.S. treasury and agency obligations	107,122	7.1	80,767	5.4	81,674	5.2
Obligations of states and political subdivisions	205,240	13.5	191,473	12.8	180,936	11.5
Mortgage-backed securities (1)	159,123	10.5	208,759	13.9	229,910	14.8
Asset-backed securities	260,022	17.2	178,263	11.9	168,436	10.7
Commercial mortgage-backed securities	140,390	9.3	133,158	8.9	53,975	3.4
Corporate bonds and loans	332,111	21.9	383,416	25.6	435,392	27.9
Foreign corporate bonds	102,141	6.7	107,639	7.2	54,041	3.4

Total fixed maturities	1,306,149	86.2	1,283,475	85.7	1,204,364	76.9
Common stock	110,315	7.3	122,048	8.2	254,070	16.2
Other invested assets	32,592	2.1	33,663	2.2	3,489	0.2

Total investments and cash and cash equivalents (2)	$1,516,093	100.0%	$1,498,009	100.0%	$1,567,415	100.0%

(1)	Includes collateralized mortgage obligations of $57,330, $49,322, and $63,322 for 2015, 2014, and 2013, respectively.
(2)	Does not include net receivable for securities sold of $172, $60, and $723 for 2015, 2014, and 2013, respectively.

Although the Company generally intends to hold fixed maturities to recovery and/or maturity, the Company regularly re-evaluates its position based upon market conditions. As of December 31, 2015, the Company’s fixed maturities, excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 3.9 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 1.9 years. The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2015 of $2.2 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Average fixed maturities at book value	$1,290,641	$1,230,317	$1,187,390
Gross income on fixed maturities (1)	32,091	26,788	35,669
Book yield	2.49%	2.18%	3.00%
Fixed maturities at book value	$1,308,333	$1,272,948	$1,187,685
Unrealized gain (loss)	(2,184)	10,527	16,679

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $159.1 million of mortgage-backed securities, $101.8 million is invested in U.S. agency paper and $57.3 million is invested in collateralized mortgage obligations, of which $56.6 million, or 98.8%, are rated AA+ or better. In addition, the Company holds $260.0 million in asset-backed securities, of which 85.0% are rated AA or better and $140.4 million in commercial mortgaged-backed securities, of which 98.0% are rated A- or better. The weighted average credit enhancement for the Company’s asset-backed securities is 23.4. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 97.4% of the Company’s fixed income securities are investment grade securities. 17.0% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$222,381	17.0%	$162,649	12.7%
AA	518,122	39.7	557,919	43.5
A	355,225	27.2	372,925	29.1
BBB	175,785	13.5	167,422	13.0
BB	16,868	1.3	11,393	0.9
B	7,989	0.6	4,033	0.3
CCC	515	0.0	580	0.0
CC	976	0.1	316	0.0
C	559	0.0	—	0.0
Not rated	7,729	0.6	6,238	0.5

Total fixed maturities	$1,306,149	100.0%	$1,283,475	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$107,582	8.2%	$134,722	10.5%
Due in one year through five years	594,859	45.6	552,135	42.9
Due in five years through ten years	38,016	2.9	42,469	3.3
Due in ten years through fifteen years	2,137	0.2	11,316	0.9
Due after fifteen years	4,020	0.3	22,653	1.8

Securities with fixed maturities	746,614	57.2	763,295	59.4
Mortgaged-backed securities	159,123	12.2	208,759	16.3
Commercial mortgage-backed securities	140,390	10.7	133,158	10.4
Asset-backed securities	260,022	19.9	178,263	13.9

Total fixed maturities	$1,306,149	100.0%	$1,283,475	100.0%

The expected weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 1.6 years.

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

As of December 31, 2015, the Company has aggregate equity securities of $110.3 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership invests in distressed securities and assets, which was valued at $32.6 million at December 31, 2015, and a limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2015. There is no readily available independent market price for these limited liability partnership investments. The Company does not have access to daily valuations, therefore the estimated fair value of these limited partnerships is based on the net asset value as a practical expedient for each limited partnership. The Company receives annual audited financial statements from each of the partnership investments it owns.

Realized losses, including other than temporary impairments, for the year ended December 31, 2015 were $3.4 million compared with gains of $35.9 million and $27.4 million for the years ended December 31, 2014 and 2013, respectively.

Competition

The Company competes with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, the Company competes against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•	American International Group;

•	American Modern Insurance Group

•	Argo Group International Holdings, Ltd.;

•	Berkshire Hathaway;

•	Everest Re Group, Ltd.;

•	Foremost Insurance Group

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	Markel Corporation;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	RLI Corporation;

•	Selective Insurance Group, Inc.;

•	The Travelers Companies, Inc.;

•	Validus Group; and

•	W.R. Berkley Corporation.

In addition to the companies mentioned above, the Company is facing competition from standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers and purchasing carriers, and other excess and surplus lines competitors.

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

Employees

At December 31, 2015, the Company had approximately 460 employees. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2015.

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

U.S. Regulation

At December 31, 2015, the Company had seven operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; United National Specialty Insurance Company, which is domiciled in Wisconsin; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

As the indirect parent of these U.S. insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Wisconsin, Virginia, and Arizona. These laws generally require each of the U.S. insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of the Company’s ordinary shares would indirectly control the same percentage of the stock of the U.S. insurance companies, the insurance change of control laws of Pennsylvania, Indiana, Wisconsin, Virginia and Arizona would likely apply to such a transaction. While the Company’s articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Global Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Global Indemnity might consider desirable.

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States. With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the National Association of Insurance Commissioners (“NAIC”). Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.” Regulations to implement the Dodd-Frank Act continue to be developed and the Company continues to monitor the impact the Dodd-Frank Act may have on operations.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries, excluding American Reliable, for the period ended December 31, 2012. Their final reports were issued in 2014, and there were no materially adverse findings. The insurance department for the state of Arizona completed its most recent financial examination of American Reliable for the period ending December 31, 2013. Their final report was issued in 2015, and there were no materially adverse findings.

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

The Company’s U.S. insurance subsidiaries have acceptable results for the IRIS ratios with the exception of the following:

•

Change in policyholder’s surplus and adjusted liabilities of United National Insurance Company were outside of the IRIS range primarily due to ordinary dividend to its parent, Global Indemnity Group, Inc.

•

Investment yields were lower than the IRIS range for Diamond State Insurance Company, United National Specialty Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company. The investment portfolios of these companies are invested in high quality short duration bonds.

•

The following ratios were outside of the IRIS range due to the acquisition of American Reliable Insurance Company on January 1, 2015 and the addition of American Reliable Insurance Company to the intercompany pooling arrangements:

•

Changes in net written premiums for American Reliable Insurance Company, United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company

•	Asset to liability liquidity ratios for United National Insurance Company, Penn-America Insurance Company and American Reliable Insurance Company

•

Estimated current reserve deficiency for United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company and Penn-Star Insurance Company

•	Two-year overall operating ratio for Penn-Patriot Insurance Company and American Reliable Insurance Company

Risk-Based Capital Regulations

The state insurance departments of Pennsylvania, Indiana, Wisconsin, Virginia and Arizona require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels.

Based on the standards currently adopted, the U.S. insurance companies reported in their 2015 statutory filings that their capital and surplus are above the prescribed company action level risk-based capital requirements. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC’s risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

Statutory accounting practices established by the NAIC and adopted in part by the Pennsylvania, Indiana, Wisconsin, Virginia, and Arizona regulators determine, among other things, the amount of statutory surplus and statutory net income of the U.S. insurance companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

State Dividend Limitations

The U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of the applicable state regulatory authorities. Dividends may be paid without advanced regulatory approval only out of unassigned surplus. The dividend limitations imposed by the applicable state laws are based on the statutory financial results of each company within the Insurance Operations that are determined using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation – Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes, if any.

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2015 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2016.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which the U.S. insurance companies are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

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

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Global Indemnity Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from the Company’s Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Pennsylvania, Indiana, Wisconsin, Virginia and Arizona or other applicable states or any of the U.S. insurance companies re-domesticate to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, the Company may be unable to realize some of the benefits expected from its business plan. Accordingly, Global Indemnity Reinsurance could be adversely affected.

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

Certain significant aspects of the Bermuda insurance regulatory framework are set forth as follows:

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the BMA on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative and Principal Office

Every registered insurer or reinsurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda, subject to certain prescribed requirements under the Bermuda Insurance Act. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The recent amendments to the Bermuda Insurance Act provide that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (a) where the underwriting, risk management, and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will also consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda.

Global Indemnity Reinsurance maintains its principal office in Hamilton, Bermuda and its external management firm has been appointed as its principal representative.

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

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose. These measures are an integral part of the BMA’s ongoing Solvency II equivalence program for Class 3B insurance companies. For 2015, Global Indemnity Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

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

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, Global Indemnity Reinsurance must also ensure at all times that its ECR is at least equal to the MSM for a Class 3B insurer in respect of its general business, which is the greater of:

(i)	$1.0 million;

(ii)	50% of net premiums written;

(iii)	15% of net loss and loss adjustment expense reserves and other general business insurance reserves.

(iv)	25% of the insurer’s enhanced capital requirement.

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

Economic Balance Sheet Framework

The Economic Balance Sheet (“EBS”) framework is an accounting balance sheet approach using market consistent values for all current assets and current obligations relating to in-force business which applies to Class 3B and 4 insurers effective for the 2016 financial year end. The EBS framework is embedded as part of the Capital and Solvency Return and forms the basis for the insurer’s ECR. There is a mandatory trial run of the EBS for all insurers and insurance groups for the 2015 year end and the EBS will be in full effect as of 2016 year end.

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

Global Indemnity Services Ltd., a direct wholly-owned subsidiary, is a company limited by shares incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax laws. Currently, Global Indemnity Services Ltd. has only trading income, so it is subject to corporate income tax of 12.5%.

U.A.I. (Ireland) Limited, an indirect wholly-owned subsidiary, is a company limited by shares incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax laws. Currently, U.A.I. (Ireland) Limited has only non-trading income, so it is subject to corporate income tax of 25.0%.

U.A.I. (Ireland) II Unlimited Company, an indirect wholly-owned subsidiary, is a private unlimited company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax laws. Currently, U.A.I. (Ireland) II Unlimited Company has only non-trading income, so it is subject to corporate income tax of 25.0%.

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

The Luxembourg Companies have received advance tax confirmations (“ATCs”) from the Luxembourg Administration des Contributions Directes (the “Luxembourg tax authorities”) that the financing activities of the Luxembourg Companies does not lead to taxation in Luxembourg except for the taxation as provided in the ATCs. Based on these confirmations, the current financing activities of the Luxembourg Companies should not lead to taxation in Luxembourg other than for such tax as provided for in the financial statements. The Luxembourg Companies have in their files transfer pricing documentation substantiating the arm’s length nature of the financing activities. It is however not guaranteed that the Luxembourg Companies cannot be subject to higher Luxembourg taxes.

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

United States

The following discussion is a summary of the material U.S. federal income tax considerations relating to the Company’s operations. The Company manages its business in a manner that seeks to mitigate the risk that either Global Indemnity or Global Indemnity Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the IRS will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or has been engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Global Indemnity Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. All of the Company’s other non-U.S. entities are considered disregarded entities for federal income tax purposes. The highest marginal federal income tax rates as of 2015 are 39.6% for a corporation’s effectively connected income and 30% for the branch profits tax.

If Global Indemnity Reinsurance is entitled to the benefits under the tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Global Indemnity Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Global Indemnity Reinsurance currently conducts its activities to reduce the risk that it will have a permanent establishment in the United States, although the Company cannot be certain that it will achieve this result.

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

Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Global Indemnity Reinsurance is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty in general (because it fails to qualify under the limitations on treaty benefits discussed above), the Code could subject a significant portion of Global Indemnity Reinsurance’s investment income to U.S. income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If Global Indemnity

Reinsurance is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of Global Indemnity Reinsurance’s investment income could be subject to U.S. federal income tax.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Global Indemnity Reinsurance on such business are 4% for direct insurance premiums and 1% for reinsurance premiums. Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the rate of tax in such circumstances. Global Indemnity Group, Inc. is a Delaware corporation wholly owned by U.A.I. (Luxembourg) Investment S.à.r.l. Under U.S. federal income tax law, dividends and interest paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Luxembourg and the United States (the “Luxembourg Treaty”) reduces the rate of withholding tax on interest payments to 0% and on dividends to 15%, or 5% (if the shareholder owns 10% or more of the company’s voting stock). There is a risk that interest paid by the Company’s U.S. subsidiary to a Luxembourg affiliate may be subject to a 30% withholding tax.

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

The public may also read and copy any materials the Company files with the U.S. Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are those the Company believes to be material. If any of the following actually occur, the Company’s business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

Risks Related to the Company’s Business

The benefits of acquiring American Reliable may not be realized which could have a material adverse effect on the Company’s business operations and financial results.

There may be difficulties in the continued integration of American Reliable business, which could result in a failure to realize the potential benefits of the acquisition. Achieving the anticipated benefits of the acquisition will depend in part upon whether the common aspects of the business can continue to be integrated in an efficient and effective manner with Global Indemnity’s existing businesses. Furthermore, the risk that the Company’s or

American Reliable’s prospective insurance premiums, investment yield, or net earnings are less than anticipated (including as a result of unexpected events, competition, costs, charges or outlays whether as a consequence of the transaction or otherwise) could negatively impact the Company’s profitability and results of operations.

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

Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on the Company’s future actual losses and loss adjustment experience:

•	claim and expense payments;

•	frequency and severity of claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.

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

Actual losses and loss adjustment expenses the Company incurs under insurance policies that it writes may be different from the amount of reserves it establishes, and to the extent that actual losses and loss adjustment expenses exceed the Company’s expectations and the reserves reflected on its financial statements, the Company will be required to immediately reflect those changes by increasing its reserves. In addition, regulators could require that the Company increase its reserves if they determine that the reserves were understated in the past. When the Company increases reserves, pre-tax income for the period in which it does so will decrease by a corresponding amount. In addition to having an effect on reserves and pre-tax income, increasing or “strengthening” reserves causes a reduction in the Company’s insurance companies’ surplus and could cause the rating of its insurance company subsidiaries to be downgraded or placed on credit watch. Such a downgrade could, in turn, adversely affect the Company’s ability to sell insurance policies.

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

A failure in the Company’s operational systems or infrastructure or those of third parties, including security breaches or cyber-attacks, could disrupt the Company’s business, its reputation, and / or cause losses which would have a material effect on the Company’s business operations and financial results.

The Company’s business is dependent upon the secure processing, storage, and transmission of information over computer networks using applications, systems and other technologies. The business depends on effective information security and systems to perform accounting, policy administration, claims, underwriting, actuarial and all aspects of day to day operations necessary to service the Company’s customers and agents, to value the Company’s investments and to timely and accurately report the Company’s financial results.

The information systems the Company relies upon must ensure confidentiality, integrity and availability of the data, including systems maintained by the Company as well as data in and assets held through third-party service providers and systems. The Company employs various measures, systems, applications and software to address the data security. The Company reviews its existing security measures and systems on a continuing basis through internal and independent evaluations. The Company has implemented administrative and technical controls and takes protective actions in an attempt to reduce the risk of cyber incidents.

The Company’s internal and external controls, processes, and the vendors used to protect networks, systems and applications, individually or together, may be insufficient to prevent a security incident. Employee or third party vendor errors, malicious acts, unauthorized access, computer viruses, malware, the introduction of malicious code, system failures and disruptions and or cyber-attacks can result in business interruption, compromise of data and loss of assets and that could have security consequences. Availability and complexity of the Company’s technology increases regularly and the number of users grew, especially with the acquisition of American Reliable. This has increased the risk of a security incident involving data, network, systems and applications.

The Company has, from time to time, experienced security incidents, none of which had a material adverse impact on the Company’s business, results of operations, or financial condition. Security incidents have the potential to interrupt business, cause delays in processes and procedures directly affecting the Company, and jeopardize the Company’s, insureds, claimants, agents and others confidential data resulting in data loss and loss of assets and reputational damages. If this occurs it could have a material adverse effect on the Company’s business operations and financial results.

Security incidents could require significant resources, both internal and external, to resolve or remediate and could result in financial losses that may not be covered by insurance or not fully recoverable under any insurance. The Company may be subject to litigation and damages or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, the Company’s ability to conduct its business and its results of operations might be materially and adversely affected.

The Company’s failure to adequately protect personal information could have a material adverse effect on its business.

A wide variety of local, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including laws mandating the privacy and security of personal health and financial data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The Company’s failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against it, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to the Company’s reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on its operations, financial performance and business.

Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere may limit or inhibit the Company’s ability to operate or expand its business, including limiting technology alliance partners that may involve the sharing of data. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by the Company will allow such data to be disclosed to or acquired or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that the Company could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject it to fines or other sanctions, as well as adverse reputational impact. Even the perception of privacy concerns, whether or not valid, may harm the Company’s reputation, inhibit adoption of its products by current and future customers, or adversely impact its ability to attract and retain workforce talent.

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

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns the companies in the Insurance Operations and Reinsurance Operations a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers, and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in the Company’s A ordinary shares and are not a recommendation to buy, sell or hold the Company’s A ordinary shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best.

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

See Note 8 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2015 and 2014.

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

See Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2015 and 2014.

Deterioration in the debt and equity markets could result in a margin call which could have a material adverse effect on the Company’s financial condition and/or results of operations.

The collateral backing the Company’s margin borrowing facilities currently consist of equity securities but could also include fixed income securities in the future. Declines in financial markets could negatively impact the value of the Company’s collateral. Adverse changes in market value could result in a margin call which would require the posting of additional collateral thereby reducing liquidity. Additionally, if such a margin call is not met, the Company could be required to liquidate securities and incur realized losses.

Borrowings under the Company’s margin borrowing facilities are based upon a variable rate of interest, which could result in higher expense in the event of increases in interest rates.

As of December 31, 2015, $75.6 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate (“LIBOR”). If LIBOR rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facilities. This could have a negative effect on the Company’s cash flow and financial condition.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure to make periodic payments related to the Subordinated Notes could adversely affect the Company.

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

Furthermore, failure by the Company to make periodic payments related to the Subordinated Notes could impact rating agencies and regulators assessment of the Company’s capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies, and regulators’ assessment of the solvency of the Company and its subsidiaries.

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

The Company markets and distributes its insurance products through a group of approximately 427 professional general agencies that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by any one of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

The Company’s financial and business results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

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

The Company competes with a large number of other companies in its selected lines of business. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. The Company’s competitors include, among others: American International Group, American Modern Insurance Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Foremost Insurance Group, Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, Markel Corporation, Nationwide Insurance, Navigators Insurance Group, RLI Corporation, Selective Insurance Group, Inc., The Travelers Companies, Inc., Validus Group, and W.R. Berkley Corporation. Some of the Company’s competitors have greater financial and marketing resources than the Company does. The Company’s profitability could be adversely affected if it loses business to competitors offering similar products at or below the Company’s prices.

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

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Global Indemnity Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Global Indemnity Reinsurance before being paid to Global Indemnity. See “Regulation—U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2016.

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

Fox Paine & Company, LLC (“Fox Paine & Company”) beneficially owns shares having approximately 84% of the Company’s total voting power. The percentage of the Company’s total voting power that Fox Paine & Company may exercise is greater than the percentage of the Company’s total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns all of the Company’s B ordinary shares, which have ten votes per share as opposed to A ordinary shares, which have one vote per share. The A ordinary shares and the B ordinary shares generally vote together as a single class on matters presented to the Company’s shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are not subject to the voting restriction contained in the Company’s articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

In addition, the Company has agreed to pay Fox Paine & Company an annual management fee of $1.9 million, adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services. The Company has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates. The Company has also agreed to pay Fox Paine & Company a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company and its affiliates in exchange for advisory services to be provided by Fox Paine & Company in connection therewith. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with the Company or its subsidiaries. Fox Paine & Company is not obligated to advise the Company of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with the Company or its subsidiaries.

The Company’s controlling shareholder has the contractual right to nominate a certain number of the members of the Board of Directors and also otherwise controls the election of Directors due to its ownership.

While Fox Paine & Company has the right under the terms of the memorandum and articles of association to nominate a certain number of directors of the Board of Directors, dependent on Fox Paine & Company’s percentage ownership of voting shares in the Company for so long as Fox Paine & Company hold an aggregate 25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. The Company’s Board of Directors currently consists of nine directors, all of whom were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

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

In past years, global market and economic conditions were severely disrupted. While conditions appear to be improving, there is continued uncertainty regarding the timing and strength of any economic recovery. The trend may not continue or may continue at a slow rate for an extended period of time, or conditions may worsen. These conditions may potentially affect (among other aspects of the Company’s business) the demand for and claims made under the Company’s products, the ability of customers, counterparties and others to establish or maintain their relationships with the Company, its ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks the Company assumes under reinsurance programs, and the Company’s investment performance. Continued volatility in the U.S. and other securities markets may adversely affect the Company’s stock price.

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

The Company has completed its testing of both the design and operating effectiveness of the controls over the estimation process and concluded that the material weakness identified at December 31, 2014 was remediated as of March 31, 2015. Global Indemnity faces the risk that, notwithstanding efforts to date to identify and remedy the material weakness in internal control over financial reporting, the Company may discover other material weaknesses in the future and the cost of remediating the material weakness could be high and could cause investors to lose confidence in the accuracy and completeness of the Company’s financial reports, negatively affect the market price of the Company’s common stock, result in regulatory scrutiny (which could require additional financial and management resources), and otherwise materially adversely affect the Company’s business and financial condition.

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

The Company’s shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, the Company is governed by the Irish Companies Act 2014 (“the Companies Acts 2014”) and other Irish statutes. The Companies Act 2014 and other Irish statutes differ in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested Directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of Directors.

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

The Organization for Economic Cooperation and Development (“OECD”) and the European Union (“EU”) are considering measures that might encourage countries to change their tax laws which could have a negative impact on the Company.

The OECD has published an action plan to address base erosion and profit shifting (“BEPS”) impacting its member countries and other jurisdictions. It is possible that jurisdictions in which the Company does business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect the Company or its shareholders.

A number of multilateral organizations, including the EU and the OECD have, in recent years, expressed concern about some countries not participating in adequate tax information exchange arrangements and have threatened those that do not agree to cooperate with punitive sanctions by member countries. It is as yet unclear what all of these sanctions might be, which countries might adopt them, and when or if they might be imposed. The Company cannot assure, however, that the Tax Information Exchange Agreements (TIEAs) that have been or will be entered into by the countries where the Company and its subsidiaries are located will be sufficient to preclude all of the sanctions described above, which, if ultimately adopted, could adversely affect the Company or its shareholders.

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

Global Indemnity is an Irish company and Global Indemnity Reinsurance is a Bermuda company. The Company seeks to manage its business in a manner designed to reduce the risk that Global Indemnity and Global Indemnity Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or has been engaged in a trade or business in the United States. If Global Indemnity or Global Indemnity Reinsurance were considered to be engaged in a business in the United States, the Company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

The impact of the Letters of Commitment by the Cayman Islands and Bermuda or other concessions to the Organization for Economic Co-operation and Development to eliminate harmful tax practices is uncertain and could adversely affect the tax status of the Company’s subsidiaries in the Cayman Islands or Bermuda.

The Organization for Economic Co-operation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. The Cayman Islands and Bermuda are not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. The Company is not able to predict what changes will arise from the OECD in the future or whether such changes will subject it to additional taxes.

There is a risk that interest paid by the Company’s U.S. subsidiary to a Luxembourg affiliate may be subject to 30% U.S. withholding tax.

U.A.I. (Luxembourg) Investment, S.à.r.l., an indirectly owned Luxembourg subsidiary of Global Indemnity Reinsurance, owns two notes and two loans issued by Global Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à.r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à.r.l. by Global Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on the Company’s financial condition and results of operation.

There is a risk that interest income imputed to the Company’s Irish affiliates may be subject to 25% Irish income tax.

U.A.I. (Ireland) Limited and U.A.I. (Ireland) II Unlimited Company are companies incorporated under the laws of Ireland. The companies are resident taxpayers fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. The Company intends to manage its operations in such a way that there will not be any material taxable income generated in Ireland under Irish law. However, there can be no assurance from the Irish authorities that a law may not be enacted that would impute income to U.A.I. (Ireland) Limited and U.A.I. (Ireland) II Unlimited Company in the future or retroactively arising out of the Companies’ current operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2015, the Company leased office space in Bala Cynwyd, Pennsylvania which holds the Commercial Lines’ principal executive offices and headquarters. The Company also leased additional office space in California, Georgia, Illinois, and Texas, which serves as office space for field offices for Commercial Lines. Some of the office space in California also serves as office space for the Company’s claims operations for Commercial Lines. As part of Global Indemnity Reinsurance’s agreement with one of its service providers, the Company shares office space in Hamilton, Bermuda, which is used by Reinsurance Operations. The Company leased office space in Arizona, Nebraska, and Florida, which is used by Personal Lines. The Company leased office space in Cavan, Ireland, which is used to support the operating needs of the Insurance and Reinsurance Operations. The Company believes the properties listed are suitable and adequate to meet its needs.

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

Market for the Company’s A Ordinary Shares

The Company’s A ordinary shares, par value $0.0001 per share, began trading on the NASDAQ Global Select Market, formerly the NASDAQ National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 the Company changed its symbol to “INDM.” On July 6, 2010, the Company changed its symbol to “GBLI” as part of a re-domestication transaction whereby all shares of “INDM” were replaced with shares of “GBLI” on a one-for-two basis. The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s A ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2015:
First Quarter	$29.93	$22.96
Second Quarter	29.73	26.60
Third Quarter	29.20	25.22
Fourth Quarter	29.92	25.05
Fiscal Year Ended December 31, 2014:
First Quarter	$26.98	$23.16
Second Quarter	27.78	24.44
Third Quarter	27.23	24.68
Fourth Quarter	29.50	25.15

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of March 4, 2016, there were 9 holders of record of the Company’s B ordinary shares, all of whom are affiliates of Fox Paine & Company, LLC. The number of holders of record, including individual owners of the Company’s A ordinary shares, was 708 as of March 4, 2016. The Company believes that the actual number of beneficial owners of the Company’s A ordinary shares is much higher than the number of record holders as shares are held in “street name” by brokers and others on behalf of individual owners.

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

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Global Indemnity plc	$100.0	$97.0	$108.2	$123.7	$138.7	$141.9
NASDAQ Insurance Index	100.0	103.1	117.0	150.7	163.6	174.1
NASDAQ Composite Index	100.0	98.2	113.8	157.4	178.5	188.8

Recent Sales of Unregistered Securities

None.

Company Purchases of Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2015, the Company purchased an aggregate 11,895 of surrendered A ordinary shares from employees for $0.3 million. All shares purchased from employees are held as treasury stock and recorded at cost.

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company. Global Indemnity also acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase.

See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2015 or 2014. Payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

The Company is a holding company and has no direct operations. The ability of Global Indemnity plc to pay dividends is subject to Irish regulations and depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 18 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance subsidiaries in 2015 and the maximum amount of distributions that they could pay as dividends in 2016.

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

For 2016, the Company believes that Global Indemnity Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, the Company anticipates using dividends from Global Indemnity Reinsurance to fund obligations of Global Indemnity. Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2015 statutory financial statements that will be filed in 2016, Global Indemnity Reinsurance could pay a dividend of up to $234.8 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.

In 2015, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

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

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Gross premiums written	$590,233	$291,253	$290,723	$244,053	$307,903
Net premiums written	501,244	273,181	271,984	219,547	280,570
Net premiums earned	504,143	268,519	248,722	238,862	297,854
Net realized investment gains (losses)	(3,374)	35,860	27,412	6,755	21,473
Total revenues	538,778	333,755	319,134	293,016	385,020
Net income (loss)	41,469	62,856	61,690	34,757	(38,338)
Per share data: (1) (2)
Net income (loss) available to common shareholders	$41,469	$62,856	$61,690	$34,757	$(38,338)
Basic	1.71	2.50	2.46	1.30	(1.27)
Diluted	1.69	2.48	2.45	1.30	(1.27)
Weighted-average number of shares outstanding
Basic	24,253,657	25,131,811	25,072,712	26,722,772	30,246,095
Diluted	24,505,851	25,331,420	25,174,015	26,748,833	30,246,095

(1)	In 2011, “Diluted” shares were the same as “Basic” shares since there was a net loss for that year.
(2)	Shares outstanding and per share amounts have been restated to reflect the 1-for-2 stock exchange effective July 2, 2010 when the Company completed its re-domestication to Ireland.

	2015	2014	2013	2012	2011
Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)
Loss ratio (2) (3)	54.6	51.2	53.5	64.3	93.5
Expense ratio	39.9	40.8	42.5	39.9	40.8

Combined ratio (2) (3)	94.5	92.0	96.0	104.2	134.3

Net / gross premiums written	84.9	93.8	93.6	90.0	91.1

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,516,093	$1,498,009	$1,567,415	$1,533,989	$1,647,723
Reinsurance receivables, net of allowance	115,594	125,718	197,887	241,827	287,986
Total assets	1,957,294	1,930,033	1,911,779	1,903,703	2,072,916
7.75% Subordinated notes payable	96,388	—	—	—	—
Margin borrowing facilities	75,646	174,673	100,000	—	—
Senior notes payable	—	—	—	54,000	72,000
Junior subordinated debentures	—	—	—	30,929	30,929
Unpaid losses and loss adjustment expenses	680,047	675,472	779,466	879,114	971,377
Total shareholders’ equity	749,926	908,290	873,280	806,618	839,063
Base Value per share	42.98	35.86	34.65	32.15	27.06

(1)	The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of the Company’s Commercial Lines, Personal Lines, and Reinsurance Operations.
(2)	A summary of prior accident year adjustments is summarized as follows:
•	2015 loss and combined ratios reflect a $34.7 million reduction of net losses and loss adjustment expenses
•	2014 loss and combined ratios reflect a $16.4 million reduction of net losses and loss adjustment expenses
•	2013 loss and combined ratios reflect a $7.9 million reduction of net losses and loss adjustment expenses
•	2012 loss and combined ratios reflect a $4.4 million increase of net losses and loss adjustment expenses
•	2011 loss and combined ratios reflect a $3.4 million increase of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	The Company’s loss and combined ratios for 2015, 2014, 2013, 2012, and 2011 include $45.0 million, $14.0 million, $10.0 million, $14.2 million, and $20.6 million, respectively, of catastrophic losses from the Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Effective December 6, 2015, Bruce Lederman, Raphael de Balmann, and Joseph W. Brown were appointed to the Company’s Board of Directors. On May 27, 2015, Larry N. Port was elected to the Company’s Board of Directors.

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company. Global Indemnity also acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. After giving effect to the share redemptions and regardless of whether or not the additional redemption rights are exercised, affiliates of Fox Paine & Company will continue to have the ability to cast a majority of votes on matters submitted to Global Indemnity shareholders for approval. The Company reimbursed Fox Paine & Company $1.15 million for expenses related to the redemption of the Company’s ordinary shares. In connection with the redemption, the Company sold $279.9 million of securities from its consolidated investment portfolio during October, 2015. $102.0 million was used to pay down margin debt, with the remainder being used to fund a portion of the redemption transaction.

On August 12, 2015, the Company issued $100.0 million in aggregate principal amount of its 2045 Subordinated Notes through an underwritten public offering. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on this debt issuance.

On June 12, 2015, A.M. Best affirmed the financial strength rating of “A” (Excellent) for Global Indemnity Reinsurance and its U.S. insurance subsidiaries.

On January 1, 2015, Global Indemnity Group, Inc. completed its acquisition of American Reliable. The results of American Reliable’s operations are included in the Company’s consolidated financial statements since the date of acquisition on January 1, 2015. The business acquired from American Reliable is considered to be a separate segment, Personal Lines. For additional information related to the acquisition of American Reliable, see Note 3 and Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information as well as the “Overview” and “Results of Operations” sections below.

Overview

In connection with the acquisition of American Reliable, the Company reevaluated segment classifications and determined that the Company will operate and manage its business through three reportable business segments: Commercial Lines, Personal Lines, and Reinsurance Operations.

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 120 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Lines operates predominantly in the excess and surplus lines marketplace. The Company manages its Commercial Lines segment via product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 290 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses considering both internal and external actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees, and salaries and benefits for company personnel whose services relate to the support of corporate activities. In 2015, corporate expenses also included $8.3 million of expenses related to the acquisition of American Reliable. Interest expense is primarily comprised of amounts due on outstanding debt.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the Company’s Insurance Operations, its actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. Management is responsible for the final determination of loss reserve selections. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as short-tail and long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State, and American Reliable. For further discussion about the Company’s product classifications, see “General—Business Segments—Insurance Operations” in Item 1 of Part I of this report. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries; however, management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with the Company’s reserves for its Insurance Operations, reserves for its Reinsurance Operations are characterized as short-tail and long-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property and marine accounts.

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

The Paid Development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and closed claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

For many reserve categories, paid loss data for recent periods may be too immature or erratic for accurate loss projections. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail reserve categories.

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

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement was approved by the Court and a final order was issued in September 2014. As of December 31, 2015, the Company has no outstanding obligations as it relates to this settlement agreement.

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

Management’s best estimate at December 31, 2015 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $680.0 million and $571.9 million, respectively, as of December 31, 2015. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2015 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$143,876	$380,731	$524,607
Personal Lines	37,252	57,107	94,359
Reinsurance Operations	15,954	45,127	61,081

Total	$197,082	$482,965	$680,047

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$110,327	$318,549	$428,876
Personal Lines	32,002	50,292	82,294
Reinsurance Operations	15,954	44,793	60,747

Total	$158,283	$413,634	$571,917

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

The Company continually reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified or estimated. The Company regularly analyzes its reserves and reviews reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

The detailed reserve analyses that the Company’s internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. The Company determines its best estimate of ultimate loss by reviewing the various estimates provided by its actuaries and other relevant information. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. In general, loss emergence has been reflective of historical patterns and the selected development patterns have not changed significantly from prior years.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $310.1 million for claims occurring during the year ended December 31, 2015:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(44,965)	$(30,235)	$(15,505)	$(775)	$13,955
	-3%	(39,383)	(24,343)	(9,303)	5,737	20,777
	-2%	(36,592)	(21,397)	(6,202)	8,993	24,188
	-1%	(33,801)	(18,451)	(3,101)	12,249	27,599
	0%	(31,010)	(15,505)	—	15,505	31,010
	1%	(28,219)	(12,559)	3,101	18,761	34,421
	2%	(25,428)	(9,613)	6,202	22,017	37,832
	3%	(22,637)	(6,667)	9,303	25,273	41,243
	5%	(17,056)	(775)	15,505	31,785	48,066

The Company’s net reserves for losses and loss adjustment expenses of $571.9 million as of December 31, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 8 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2015 and 2014. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2015, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2015 and 2014, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2015, 2014, and 2013, please see Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Fair Value Measurements

The Company categorizes its invested assets and derivative instruments that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. The reported value of financial instruments not carried at fair value, principally cash and cash equivalents and margin borrowing facility approximate fair value. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information about the fair value hierarchy and the Company’s assets that are accounted for at fair value.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2015.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2015.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2015, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning the Company’s goodwill and intangible assets.

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that are directly related to the successful acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned.

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to amounts recoverable from premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. This evaluation is done at a product line level in Insurance Operations and at a treaty level in Reinsurance Operations. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. The Company calculates deferred acquisition costs for Insurance Operations separately by product lines and for its Reinsurance Operations separately for each treaty.

Taxation

The Company provides for income taxes in accordance with applicable accounting guidance. The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2015 and 2014. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

The Company manages its business through three reportable business segments: Personal Lines, Commercial Lines, and Reinsurance Operations. The Personal Lines and Commercial Lines segments comprise the Company’s U.S. Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Reliable

Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, J.H. Ferguson & Associates, LLC, and U.S. Insurance Services, Inc. Reinsurance Operations includes the operations of Global Indemnity Reinsurance Company, Ltd.

The Company evaluates the performance of these three segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

Prior to 2015, the Commercial Lines segment was known as Insurance Operations segment. With the acquisition of American Reliable, the Insurance Operations segment was renamed to Commercial Lines segment. The newly acquired American Reliable became the Company’s Personal Lines segment. For segment reporting, the values for 2013 and 2014 did not change for Commercial Lines and Reinsurance Operations.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013 (6)
Personal Lines premium written:
Gross premiums written	$326,282	$—	$—
Ceded premiums written	72,247	—	—

Net premiums written	$254,035	$—	$—

Commercial Lines premiums written:
Gross premiums written	$214,218	$229,978	$232,373
Ceded premiums written	16,692	17,013	18,668

Net premiums written	$197,526	$212,965	$213,705

Reinsurance Operations premiums written:
Gross premiums written	$49,733	$61,275	$58,350
Ceded premiums written	50	1,059	71

Net premiums written	$49,683	$60,216	$58,279

Revenues: (1)
Personal Lines	$255,920	$—	$—
Commercial Lines	199,925	211,785	202,097
Reinsurance Operations	51,698	57,289	52,416

Total revenues	$507,543	$269,074	$254,513

Expenses: (2)
Personal Lines (3)	$263,126	$—	$—
Commercial Lines (4)	180,700	206,569	204,197
Reinsurance Operations	32,845	40,611	34,445

Net expenses	$476,671	$247,180	$238,642

Income (loss) from segments:
Personal Lines	$(7,206)	$—	$—
Commercial Lines	19,225	5,216	(2,100)
Reinsurance Operations	18,853	16,678	17,971

Total income (loss) from segments	$30,872	$21,894	$15,871

Insurance combined ratio analysis: (5)
Personal Lines
Loss ratio	64.8	—	—
Expense ratio	39.2	—	—

Combined ratio	104.0	—	—

Commercial Lines
Loss ratio	48.9	55.7	59.5
Expense ratio	41.7	42.1	44.5

Combined ratio	90.6	97.8	104.0

Reinsurance Operations
Loss ratio	26.8	34.8	30.8
Expense ratio	36.7	36.0	34.9

Combined ratio	63.5	70.8	65.7

Consolidated
Loss ratio	54.6	51.2	53.5
Expense ratio	39.9	40.8	42.5

Combined ratio	94.5	92.0	96.0

(1)	Excludes net investment income and net realized investment gains, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $1,265 related to cessions from the Company’s Personal Lines to the Company’s Reinsurance Operations for 2015.
(4)	Includes excise tax of $1,051, $1,114, and $1,026 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for 2015, 2014, and 2013, respectively.
(5)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.
(6)	On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company. Financial results for 2013 include United National Casualty Insurance Company. This was an asset sale which did not have a significant impact on the Company’s ongoing business operations.

Results of Operations

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Management’s discussion and analysis of financial condition and results of operation references various non-GAAP measures related to combined ratio, loss ratio, expense ratio, net losses and loss adjustment expenses, and acquisition cost and other underwriting expenses throughout the discussion and should be read in conjunction with GAAP measures and the reconciliations of non-GAAP measures.

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2015	2014 (1)	$	%
Gross premiums written	$326,282	$339,248	$(12,966)	(3.8%)

Net premiums written	$254,035	$255,182	$(1,147)	(0.4%)

Net premiums earned	$253,048	$254,641	$(1,593)	(0.6%)
Other income	2,872	1,912	960	50.2%

Total revenues	255,920	256,553	(633)	(0.2%)
Losses and expenses:
Net losses and loss adjustment expenses	163,986	154,856	9,130	5.9%
Acquisition costs and other underwriting expenses (2)	99,140	106,131	(6,991)	(6.6%)

Income (loss) from segment	$(7,206)	$(4,434)	$(2,772)	(62.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	64.8	56.8	8.0
Prior accident year	0.0	4.0	(4.0)

Calendar year loss ratio	64.8	60.8	4.0
Expense ratio	39.2	41.7	(2.5)

Combined ratio	104.0	102.5	1.5

Reconciliation of Non-GAAP Measures
Loss ratio excluding the effect of prior accident year (3) (8)	64.8	56.8
Effect of prior accident year	0.0	4.0

Loss ratio	64.8	60.8

Non catastrophe loss ratio excluding the effect of prior accident year (4) (8)	51.4	50.4
Effect of prior accident year	0.0	4.0

Non catastrophe loss ratio	51.4	54.4

Non catastrophe losses excluding the effect of prior accident year (5) (8)	$130,003	$128,344
Effect of prior accident year	0	10,267

Non catastrophe losses	$130,003	$138,611

Catastrophe loss ratio excluding the effect of prior accident year (6) (8)	13.4	6.4
Effect of prior accident year	0.0	0.0

Catastrophe loss ratio	13.4	6.4

Catastrophe losses excluding the effect of prior accident year (7) (8)	$33,983	$16,245
Effect of prior accident year	—	—

Catastrophe losses	$33,983	$16,245

(1)	Represent unaudited pro forma results of operation for the year ended December 31, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.
(2)	Includes excise tax of $1,265 and $1,273 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the years ended December 31, 2015 and 2014, respectively.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe loss ratio.
(5)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe losses.
(6)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe loss ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe losses.
(8)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Personal Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $326.3 million for the year ended December 31, 2015, compared with $339.2 million for year ended December 31, 2014, a decrease of $13.0 million or 3.8%. The decrease is primarily due to a reduction in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums written, which equal gross premiums written less ceded premiums written, were $254.0 million for the year ended December 31, 2015, compared with $255.2 million for the year ended December 31, 2014, a decrease of $1.1 million or 0.4%. The ratio of net premiums written to gross premiums written was 77.9% for the year ended December 31, 2015 and 75.2% for the year ended December 31, 2014, an increase of 2.7 points.

Net premiums earned were $253.0 million for the year ended December 31, 2015, compared with $254.6 million for the year ended December 31, 2014, a decrease of $1.6 million or 0.6%. Property net premiums earned for the year ended December 31, 2015 and 2014 were $216.7 million and $217.0 million, respectively. Casualty net premiums earned were $36.3 million and $37.6 million for the years ended December 31, 2015 and 2014, respectively.

Other Income

Other income was $2.9 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. See note 3 for additional information pertaining to the loss indemnification.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 64.8% for the year ended December 31, 2015 compared with 60.8% for the year ended December 31, 2014. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the year ended December 31, 2015 was 64.8%, an increase of 8.0 points from 56.8%, for the year ended December 31, 2014:

•

The non-catastrophe loss ratio increased 1.0 points from 50.4% in the year ended December 31, 2014 to 51.4% in the year ended December 31, 2015. Non-catastrophe losses were $130.0 million and $128.3 million for the years ended December 31, 2015 and 2014, respectively.

•

The catastrophe loss ratio increased 7.0 points from 6.4% in the year ended December 31, 2014 to 13.4% in the year ended December 31, 2015 mainly due to wild fires in California. Catastrophe losses were $34.0 million and $16.2 million for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015, the Company had no changes to prior accident year losses. In 2014, losses related to prior years resulted in an increase in the loss ratio by 4.0 points. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $99.1 million for the year ended December 31, 2015, compared with $106.1 million for the year ended December 31, 2014, a decrease of $7.0 million or 6.6%. The decrease is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 39.2% for the year ended December 31, 2015, compared with 41.7% for the year ended December 31, 2014. The decrease in the expense ratio is primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.

The combined ratio for the Company’s Personal Lines was 104.0% for the year ended December 31, 2015, compared with 102.5% for the year ended December 31, 2014. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income (loss) from Segment

The factors described above resulted in loss from the Company’s Personal Lines of 7.2 million for the year ended December 31, 2015, compared to a loss of $4.4 million in the year ended December 31, 2014.

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$214,218	$229,978	$(15,760)	(6.9%)

Net premiums written	$197,526	$212,965	$(15,439)	(7.2%)

Net premiums earned	$199,304	$211,165	$(11,861)	(5.6%)
Other income	621	620	1	0.2%

Total revenues	$199,925	$211,785	$(11,860)	(5.6%)
Losses and expenses:
Net losses and loss adjustment expenses	97,530	117,586	(20,056)	(17.1%)
Acquisition costs and other underwriting expenses (1)	83,170	88,983	(5,813)	(6.5%)

Income from segment	$19,225	$5,216	$14,009	268.6%

Underwriting Ratios:
Loss ratio:
Current accident year	61.8	61.6	0.2
Prior accident year	(12.9)	(5.9)	(7.0)

Calendar year	48.9	55.7	(6.8)
Expense ratio	41.7	42.1	(0.4)

Combined ratio	90.6	97.8	(7.2)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (11)	103.5	103.7
Effect of prior accident year	(12.9)	(5.9)

Combined ratio	90.6	97.8

Loss ratio excluding the effect of prior accident year (3) (11)	61.8	61.6
Effect of prior accident year	(12.9)	(5.9)

Loss ratio	48.9	55.7

Property loss ratio excluding the effect of prior accident year (4) (11)	55.3	51.8
Effect of prior accident year	(1.1)	1.6

Property loss ratio	54.2	53.4

Non-catastrophe property loss ratio excluding the effect of prior accident year (5) (11)	46.1	40.8
Effect of prior accident year	(1.4)	0.8

Non-catastrophe property loss ratio	44.7	41.6

Non-catastrophe property losses excluding the effects of prior accident year (6) (11)	55,078	51,697
Effect of prior accident year	(1,633)	1,038

Non-catastrophe property losses	53,445	52,735

Catastrophe loss ratio excluding the effect of prior accident year (7) (11)	9.2	11.0
Effect of prior accident year	0.2	0.8

Catastrophe loss ratio	9.4	11.8

Catastrophe losses excluding the effects of prior accident year (8) (11)	11,014	13,950
Effect of prior accident year	249	985

Catastrophe losses	11,263	14,935

Casualty loss ratio excluding the effect of prior accident year (9) (11)	71.4	76.2
Effect of prior accident year casualty loss	(30.3)	(17.2)

Casualty loss ratio	41.1	59.0

Net losses and loss adjustment expenses excluding the effects of prior accident year (10) (11)	123,158	130,077
Effect of prior accident year	(25,628)	(12,491)

Net losses and loss adjustment expenses	97,530	117,586

(1)	Includes excise tax of $1,051 and $1,114 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for 2015 and 2014, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(6)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(7)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. . The most directly comparable GAAP measure is the catastrophe loss ratio.
(8)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe losses.
(9)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(11)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$112,339	$107,615	$108,203	$122,387	$116,510	$109,222
Property Brokerage	40,178	33,012	33,647	40,822	35,100	33,297
Programs	57,676	53,050	53,000	61,225	56,379	56,114
Other	4,025	3,849	4,454	5,544	4,976	12,532

Total	$214,218	$197,526	$199,304	$229,978	$212,965	$211,165

Gross premiums written were $214.2 million for 2015, compared with $230.0 million for 2014, a decrease of $15.8 million or 6.9%. The decrease is the result of underwriting actions taken to improve profitability.

Net premiums written were $197.5 million for 2015, compared with $213.0 million for 2014, a decrease of $15.4 million or 7.2%. The decrease was primarily due to the reduction in gross premiums written as noted above. The ratio of net premiums written to gross premiums written was 92.2% for 2015 and 92.6% for 2014, a decrease of 0.4%.

Net premiums earned were $199.3 million for 2015, compared with $211.2 million for 2014, a decrease of $11.9 million or 5.6%. The decline in net premiums earned was primarily due to a reduction of gross premiums written as noted above. Property net premiums earned for 2015 and 2014 were $119.4 million and $126.6 million, respectively. Casualty net premiums earned for 2015 and 2014 were $79.9 million and $84.5 million, respectively.

Other Income

Other income was $0.6 million for each of the years ended December 31, 2015 and 2014, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $97.5 million for 2015, compared with $117.6 million for 2014, a decrease of $20.1 million or 17.1%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $123.2 million and $130.1 million for the years ended December 31, 2015 and 2014, respectively. This decrease is primarily attributable to underwriting actions taken to reduce exposure in the commercial automobile book. In addition, catastrophe losses are lower in 2015 due to a decrease in the severity of the storms compared to 2014.

The loss ratio for the Company’s Commercial Lines was 48.9% for 2015 compared with 55.7% for 2014.

The current accident year loss ratio increased 0.2 points to 61.8 in 2015 from 61.6% in 2014.

•	The current accident year property loss ratio increased 3.5 points from 51.8% in 2014 to 55.3% in 2015.

•

The non-catastrophe property loss ratio increased 5.3 points from 40.8% in 2014 to 46.1% in 2015 which is mainly attributable to one large fire loss in Florida. Non-catastrophe property losses were $55.1 million and $51.7 million for the years ended December 31, 2015 and 2014, respectively.

•

The catastrophe loss ratio decreased 1.8 points from 11.0% in 2014 to 9.2% in 2015. Catastrophe losses were $11.0 million and $14.0 million for the years ended December 31, 2015 and 2014, respectively.

•

The current accident year casualty loss ratio decreased 4.8 points from 76.2% in 2014 to 71.4% in 2015. During the last several years, rates were increased and unprofitable business was not renewed contributing to this improvement.

In 2015, the Company reduced its prior accident year loss reserves by $25.6 million, which primarily consisted of the following:

•

General Liability: A $20.4 million reduction in aggregate with $5.9 million of favorable development in the construction defect reserve category and $14.5 million of favorable development in the other general liability reserve categories. In the construction defect reserve category, a reduction in both claims frequency and severity was observed across several accident years which contributed to the recognition of favorable development primarily in accident years 2008 through 2014. For general liability excluding construction defect, lower than expected claims severity was experienced across multiple accident years leading to the recognition of favorable development in accident years 2004 through 2014.

•	Professional: A $6.2 million decrease in aggregate primarily related to better than anticipated claims frequency and severity in accident years 2006 through 2011.

In 2014, the Company reduced its prior accident year loss reserves by $12.5 million, which primarily consisted of the following:

•	Property: A $2.1 million increase due to higher than expected emergence on non-catastrophe claims primarily in accident years 2007, 2012, and 2013.

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

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $83.2 million for 2015, compared with $89.0 million for 2014, a decrease of $5.8 million or 6.5%. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines. In addition, commission expense is slightly lower due to a reduction in net premiums earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 41.7% for 2015, compared with 42.1% for 2014. This decrease is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines.

The combined ratio for the Company’s Commercial Lines was 90.6% for 2015, compared with 97.8% for 2014. Excluding the impact of prior accident year adjustments, the current accident year combined ratio decreased from 103.7% in 2014 to 103.5% in 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Income from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $19.2 million for 2015, compared with income of $5.2 million for 2014, an improvement of $14.0 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Gross premiums written	$49,733	$61,275	$(11,542)	(18.8%)

Net premiums written	$49,683	$60,216	$(10,533)	(17.5%)

Net premiums earned	$51,791	$57,354	$(5,563)	(9.7%)
Other loss	(93)	(65)	(28)	(43.1%)

Total revenues	$51,698	$57,289	$(5,591)	(9.8%)
Losses and expenses:
Net losses and loss adjustment expenses	13,852	19,975	(6,123)	(30.7%)
Acquisition costs and other underwriting expenses	18,993	20,636	(1,643)	(8.0%)

Income from segment	$18,853	$16,678	$2,175	13.0%

Underwriting Ratios:
Loss ratio:
Current accident year	44.3	41.7	2.6
Prior accident year	(17.5)	(6.9)	(10.6)

Calendar year	26.8	34.8	(8.0)
Expense ratio	36.7	36.0	0.7

Combined ratio	63.5	70.8	(7.3)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	81.0	77.7
Effect of prior accident year	(17.5)	(6.9)

Combined ratio	63.5	70.8

Loss ratio excluding the effect of prior accident year (2) (4)	44.3	41.7
Effect of prior accident year	(17.5)	(6.9)

Loss ratio	26.8	34.8

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	22,922	23,917
Effect of prior accident year	(9,070)	(3,942)

Net losses and loss adjustment expenses	13,852	19,975

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Premiums

Gross premiums written were $49.7 million for 2015, compared $61.3 million for 2014, a decrease of $11.5 million or 18.8%. This decrease is mainly due to competition in the property catastrophe reinsurance marketplace. The market is still very competitive due to excess capital resulting in property rates declining and smaller portfolios. One of the treaties was non-renewed in 2016 to reduce catastrophe exposure. In addition, due to the nature of the property catastrophe reinsurance marketplace, gross written premiums within the Companies’ Reinsurance Operations might continue to decline in 2016.

Net premiums written were $49.7 million for 2015, compared with $60.2 million for 2014, a decrease of $10.5 million or 17.5%. This decrease is due to a decline in gross premiums written as noted above.

Net premiums earned were $51.8 million for 2015, compared with $57.4 million for 2014, a decrease of $5.6 million or 9.7%. The decrease is primarily due to a decline in gross premiums written as noted above. Property net premiums earned for 2015 and 2014 were $49.5 million and $55.3 million, respectively. Casualty net premiums earned for 2015 and 2014 were $2.3 million and $2.0 million, respectively.

Other Loss

The Company recognized an other loss of less than $0.1 million for both 2015 and 2014. Other loss is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $13.9 million for 2015, compared with $20.0 million for 2014, a decrease of $6.1 million or 30.7%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses decreased from $23.9 million for 2014 to $22.9 million for 2015.

The loss ratio for the Company’s Reinsurance Operations was 26.8% for 2015 compared with 34.8% for 2014.

The current accident year loss ratio increased 2.6 points from 41.7% for 2014 to 44.3% for 2015 primarily due to slightly higher premium volume in professional lines which generally has a higher loss ratio than property as well as increased marine property losses due to the Tianjin explosion in China.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $9.1 million in 2015 which decreased the loss ratio by 17.5 points compared to a decrease in net losses and loss adjustment expenses for prior accident years of $3.9 million in 2014 which decreased the loss ratio by 6.9 points.

The $9.1 million decrease in prior accident year loss reserves in 2015 was driven by $6.8 million of favorable development in property primarily from accident years 2011 through 2014 and $2.8 million of favorable development in the marine product primarily from accident years 2010 and 2011, partially offset by adverse development of $1.0 million in workers compensation primarily due to accident year 2010. Ultimate losses from quota share underwriting years 2013 & prior were booked to the amount reported from cedants and reserve releases on legacy contracts due to better than anticipated case incurred emergence led to the recognition of favorable development.

The $3.9 million decrease in prior accident year loss reserves in 2014 was primarily due to better than anticipated loss emergence on property lines partially offset by adverse development related to commercial auto and higher than anticipated severity on the Company’s marine product.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $19.0 million for 2015, compared with $20.6 million for 2014, a decrease of $1.6 million or 8.0%. The decrease is primarily due to a lower premium base and a reduction in contingent commissions due to lower reserve release on contracts with contingent commission.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 36.7% for 2015, compared with 36.0% for 2014. The increase is primarily due to consulting fees incurred and bonuses awarded during 2015 offset by a reduction in current accident year contingent commissions due to lower premium earned on one of the property catastrophe contracts.

The combined ratio for the Company’s Reinsurance Operations was 63.5% for 2015, compared 70.8% for 2014. Excluding the impact of prior accident year adjustments, the combined current accident year ratio increased from to 77.7% in 2014 to 81.0% in 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $18.9 million in 2015, compared to $16.7 million in 2014, an increase of $2.2 million or 13.0%.

Unallocated Corporate Items

The following items are not allocated to the Company’s Commercial Lines, Personal Lines, or Reinsurance Operations segments:

	Year Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2015	2014	$	%
Net investment income	$34,609	$28,821	$5,788	20.1%
Net realized investment gains (losses)	(3,374)	35,860	(39,234)	(109.4%)
Corporate and other operating expenses	(24,448)	(14,559)	9,889	67.9%
Interest expense	(4,913)	(822)	4,091	497.7%
Income tax (expense) benefit	8,723	(8,338)	(17,061)	(204.6%)

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $34.6 million for 2015, compared with $28.8 million for 2014, an increase of $5.8 million or 20.1%.

•

Gross investment income, which excludes realized gains and losses, was $37.9 million for 2015, compared with $32.4 million for 2014, an increase of $5.5 million or 17.0%. The increase was primarily due to the acquisition of American Reliable.

•

Investment expenses were $3.3 million for 2015, compared with $3.6 million for 2014, a decrease of $0.3 million or 8.1%. The decrease is primarily due to a reduction of the Company’s equity portfolio during 2014.

As of December 31, 2015, the Company held agency mortgage-backed securities with a book value of $100.4 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.4 years as of December 31, 2015, compared with 2.0 years as of December 31, 2014.

Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities was 2.3 years as of December 31, 2015, compared with 1.9 years as of December 31, 2014. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2015, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.1% at December 31, 2014. As of December 31, 2015, the Company’s investment portfolio held $93.5 million in tax-free municipal bonds with an embedded book yield of 2.7% compared with an embedded book yield of 3.3% on $69.5 million in tax-free municipal bonds as of December 31, 2014.

Net Realized Investment Gains (Losses)

Net realized investment losses were $3.4 million for 2015, compared with a net realized investment gains of $35.9 million for 2014. The net realized investment loss for 2015 consist primarily of net gains of $1.4 million related to the Company’s fixed maturities and $9.5 million related to its equity securities, offset by losses of $7.0 million related to its interest rate swaps and other than temporary impairment losses of $7.3 million. The net realized investment gains for 2014 consist primarily of net gains of $2.2 million related to the Company’s fixed maturities and $55.0 million related to its equity securities, offset by losses of $20.8 million related to its interest rate swaps and other than temporary impairment losses of $0.5 million.

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2015, 2014, and 2013.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $24.4 million for 2015, compared with $14.6 million for 2014, an increase of $9.9 million or 67.9%. The increase is primarily due to incurring costs as a result of the acquisition of American Reliable.

Interest Expense

Interest expense was $4.9 million for 2015 compared with $0.8 million for 2014, an increase of $4.1 million. This is primarily due to the new debt offering in August, 2015 as well as higher balances outstanding under the margin borrowing facilities in 2015 as compared to 2014. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Expense (Benefit)

Income tax benefit was $8.7 million for 2015 compared with income tax expense of $8.3 million for 2014. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of income tax expense (benefit) between periods.

Net Income

The factors described above resulted in net income of $41.5 million in 2015, compared with net income of $62.9 million in 2014, a decrease of $21.4 million.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Prior to January 1, 2015, the Company did not have a Personal Lines business.

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Gross premiums written	$229,978	$232,373	$(2,395)	(1.0%)

Net premiums written	$212,965	$213,705	$(740)	(0.3%)

Net premiums earned	$211,165	$196,302	$14,863	7.6%
Other income	620	5,795	(5,175)	(89.3%)

Total revenues	$211,785	$202,097	$9,688	4.8%
Losses and expenses:
Net losses and loss adjustment expenses	117,586	116,837	749	0.6%
Acquisition costs and other underwriting expenses (1)	88,983	87,360	1,623	1.9%

Income (loss) from segment	$5,216	$(2,100)	$7,316	(348.4%)

Underwriting Ratios:
Loss ratio:
Current accident year	61.6	63.4	(1.8)
Prior accident year	(5.9)	(3.9)	(2.0)

Calendar year	55.7	59.5	(3.8)
Expense ratio	42.1	44.5	(2.4)

Combined ratio	97.8	104.0	(6.2)

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (9)	103.7	107.9
Effect of prior accident year	(5.9)	(3.9)

Combined ratio	97.8	104.0

Combined ratio excluding the effect of prior accident year and premium deficiency (3) (10)	104.4	107.3
Effect of prior accident year	(5.9)	(3.9)
Effect of premium deficiency	(0.7)	0.6

Combined ratio	97.8	104.0

Loss ratio excluding the effect of prior accident year (9) (12)	61.6	63.4
Effect of prior accident year	(5.9)	(3.9)

Loss ratio	55.7	59.5

Property loss ratio excluding the effect of prior accident year (4) (9)	51.8	50.4
Effect of prior accident year	1.6	(8.0)

Property loss ratio	53.4	42.4

Casualty loss ratio excluding the effect of prior accident year (5) (9)	76.2	81.5
Effect of prior accident year casualty loss	(17.2)	1.9

Casualty loss ratio	59.0	83.4

Expense ratio excluding the effect of premium deficiency (6) (11)	42.8	43.9
Effect of premium deficiency	(0.7)	0.6

Expense ratio	42.1	44.5

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Net losses and loss adjustment expenses excluding the effects of prior accident year (7) (9)	130,077	124,470
Effect of prior accident year	(12,491)	(7,633)

Net losses and loss adjustment expenses	117,586	116,837

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (8) (11)	90,314	86,164
Effect of premium deficiency	(1,331)	1,196

Acquisition cost and other underwriting expenses	88,983	87,360

(1)	Includes excise tax of $1,114 and $1,026 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for 2014 and 2013, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments and premium deficiency charges. The most directly comparable GAAP measure is the combined ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the expense ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(8)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses.
(9)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(10)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments and premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(11)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s U.S. Commercial Lines may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(12)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$122,387	$116,510	$109,222	$110,412	$103,726	$95,070
Property Brokerage	40,822	35,100	33,297	40,313	34,469	30,294
Programs	61,225	56,379	56,114	60,347	55,524	53,094
Other	5,544	4,976	12,532	21,301	19,986	17,844

Total	$229,978	$212,965	$211,165	$232,373	$213,705	$196,302

Gross premiums written, which represents the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, was $230.0 million for 2014, compared with $232.4 million for 2013, a decrease of $2.4 million or 1.0%. The decrease was due to a reduction in other which was primarily due to the culling of unprofitable business within the Company’s commercial automobile lines. Excluding commercial automobile, which is included in the other category in the table above, gross written premiums increased by $13.1 million or 6.1% due to growth in small business driven by both higher retention rates and rate increases.

Net premiums written, which equals gross premiums written less ceded premiums written, was $213.0 million for 2014, compared with $213.7 million for 2013, a decrease of $0.7 million or 0.3%. As noted above, the decrease was primarily due to a reduction in gross premium written for commercial automobile partially offset by an increase in gross written premiums due to growth in small business. The ratio of net premiums written to gross premiums written was 92.6% for 2014 and 92.0% for 2013.

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

The loss ratio for the Company’s Commercial Lines was 55.7% for 2014 compared with 59.5% for 2013.

The current accident year loss ratio decreased 1.8 points to 61.6% in 2014 from 63.4% in 2013.

•	The current accident year property loss ratio increased 1.4 points from 50.4% in 2013 to 51.8% in 2014.

•

The non-catastrophe property loss ratio decreased 0.8 points from 41.6% in 2013 to 40.8% in 2014. Non-catastrophe property losses were $51.7 million and $47.5 million for the years ended December 31, 2014 and 2013, respectively.

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

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 42.1% for 2014, compared with 44.5% for 2013. The decrease in the expense ratio is primarily due to the growth in earned premium volume as well as the impact of the premium deficiency charge recognized in 2013 as noted above.

The combined ratio for the Company’s Commercial Lines was 97.8% for 2014, compared with 104.0% for 2013. Excluding the impact of prior accident year adjustments, the current accident year combined ratio decreased from 107.9% in 2013 to 103.7% in 2014. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this decrease.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $5.2 million for 2014, compared with a loss of $2.1 million for 2013, an improvement of $7.3 million.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		Increase / (Decrease)
(Dollars in thousands)	2014	2013	$	%
Gross premiums written	$61,275	$58,350	$2,925	5.0%

Net premiums written	$60,216	$58,279	$1,937	3.3%

Net premiums earned	$57,354	$52,420	$4,934	9.4%
Other income (loss)	(65)	(4)	(61)	NM

Total revenues	$57,289	$52,416	$4,873	9.3%
Losses and expenses:
Net losses and loss adjustment expenses	19,975	16,154	3,821	23.7%
Acquisition costs and other underwriting expenses	20,636	18,291	2,345	12.8%

Income from segment	$16,678	$17,971	$(1,293)	(7.2%)

Underwriting Ratios:
Loss ratio:
Current accident year	41.7	31.3	10.4
Prior accident year	(6.9)	(0.5)	(6.4)

Calendar year	34.8	30.8	4.0
Expense ratio	36.0	34.9	1.1

Combined ratio	70.8	65.7	5.1

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (5)	77.7	66.2
Effect of prior accident year	(6.9)	(0.5)

Combined ratio	70.8	65.7

Loss ratio excluding the effect of prior accident year (2) (5)	41.7	31.3
Effect of prior accident year	(6.9)	(0.5)

Loss ratio	34.8	30.8

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (5)	23,917	16,403
Effect of prior accident year	(3,942)	(249)

Net losses and loss adjustment expenses	19,975	16,154

Acquisition costs and other underwriting expenses excluding the effects of premium deficiency (4) (6)	20,653	18,322
Effect of premium deficiency	(17)	(31)

Acquisition cost and other underwriting expenses	20,636	18,291

NM—not meaningful

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.

(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	This is a non-GAAP measure that excludes the impact of premium deficiency charges. The most directly comparable GAAP measure is the acquisition cost and other underwriting expenses.
(5)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(6)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by premium deficiency charges. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

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

The principal sources of cash that Global Indemnity needs to meet its short term and long term liquidity needs, including the payment of corporate expenses, debt service payments, and share repurchases, includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.

On August 12, 2015, the Company issued $100.0 million in aggregate principal amount of its 2045 Subordinated Notes through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75%, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing November 15, 2015. The notes mature on August 15, 2045. The Company has the right to redeem the notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption. See note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the 2045 Subordinated Notes.

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company. Global Indemnity also acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. Other than these redemption requirements and the Company’s debt service payments as noted above, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

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

Under Arizona law, American Reliable Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the preceding 12 months exceeds the lesser of either (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, not including pro rata distributions of any class of its securities, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment.

See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2015 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2016.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2015 statutory financial statements that will be filed in 2016, the Company believes Global Indemnity Reinsurance could pay a dividend of up to $234.8 million without requesting BMA approval. Global Indemnity Reinsurance did not declare or pay any dividends during 2015. For 2016, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.

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

The Company’s reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities in 2015, 2014, and 2013 was $3.8 million, $12.0 million and $4.9 million, respectively.

In 2015, the increase in operating cash flows of approximately $15.8 million from the prior year was primarily a net result of the following items:

	2015	2014	Change
Net premiums collected	$527,123	$255,053	$272,070
Net losses paid	(336,316)	(169,386)	(166,930)
Underwriting and corporate expenses	(229,738)	(121,302)	(108,436)
Net investment income	46,709	38,298	8,411
Net federal income taxes recovered (paid)	(102)	(13,861)	13,759
Interest paid	(3,926)	(804)	(3,122)

Net cash provided by (used for) operating activities	$3,750 (1)	$(12,002)	$15,752

(1)	The net cash used for operating activities for the year ended December 31, 2015 was negatively impacted in the amount of $23.8 million due to the commutation of a policy with one of Global Indemnity Reinsurance’s cedants. The commutation of this policy had no impact on net income.

In 2014, the decrease in operating cash flows of approximately $7.1 million from the prior year was primarily a net result of the following items:

	2014	2013	Change
Net premiums collected	$255,053	$250,987	$4,066
Net losses paid	(169,386)	(188,690)	19,304
Underwriting and corporate expenses	(121,302)	(111,358)	(9,944)
Net investment income	38,298	44,367	(6,069)
Net federal income taxes recovered (paid)	(13,861)	7,451	(21,312)
Interest paid	(804)	(7,678)	6,874

Net cash used for operating activities	$(12,002)	$(4,921)	$(7,081)

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 1.99 years which allows the Company to defensively position itself during the current low interest rate environment.

The Company has access to various capital sources including dividends from insurance subsidiaries, invested assets in its non-U.S. subsidiaries, and access to the debt and equity capital markets. The Company believes it has sufficient liquidity to meet its capital needs. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s dividend capacity. However, the Company’s future capital requirements depend on many factors, including the incurring of significant net catastrophe losses, its ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the Company needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to the Company. If the Company cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

On August 12, 2015, the Company issued Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. See Note 11 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on this debt issuance.

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company and agreed to redeem 8,260,870 of its ordinary shares for $190 million in the aggregate from affiliates of Fox Paine & Company. Global Indemnity also acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase.

In connection with the redemption, the Company sold $279.9 million of securities from its consolidated investment portfolio during October, 2015. $102.0 million was used to pay down margin debt which freed up collateral which was used to partially fund the redemption.

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies, excluding Personal Lines, and Global Indemnity Reinsurance currently participate in a stop loss agreement that provides protection to the U.S. insurance companies, excluding Personal Lines, in a loss corridor from 70% to 90% subject to certain restrictions.

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

Capital Resources

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. At December 31, 2015, there was $1.0 million outstanding on this loan with accrued interest of $1.9 million. United America Indemnity, Ltd. is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Global Indemnity Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. which bore interest at 5.25%. The proceeds of the line were used to fund purchases of the Company’s A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. In June 2008, Global Indemnity Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principal and accrued interest to date. In May, 2014, United America Indemnity, Ltd. repaid $20 million of the outstanding balance due under this note. As of December 31, 2015, there was $33.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds two promissory notes in the amounts of $175.0 million and $110.0 million and two loans in the amount of $125.0 million and $100.0 million from Global Indemnity Group, Inc. The $175.0 million and $110.0 million notes bear interest at a rate of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $125.0 million and the $100.0 million loan bears interest at 5.78% and 8.06%, respectively, and matures in 2024 and 2045, respectively. Interest on these agreements is paid annually. Other than its investment portfolio, Global Indemnity Group, Inc. has no income producing operations. The ability of Global Indemnity Group, Inc. to generate cash to repay the notes and loan is dependent on dividends that it receives from its subsidiaries or using other assets it holds.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of the $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. In September, 2015, U.A.I. (Luxembourg) Investment S.à.r.l. increased the demand line of credit that it previously issued to Global Indemnity (Cayman) Limited from $125.0 million to $225.0 million. As of December 31, 2015, Global Indemnity plc owed Global Indemnity (Cayman) Ltd. $108.0 million under this arrangement, with accrued interest of $4.8 million, and Global Indemnity (Cayman) Ltd. had $181.5 million outstanding on the line of credit with U.A.I. (Luxembourg) Investment S.à.r.l., with accrued interest of $4.8 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Global Indemnity Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%. The proceeds of the loan were used to fund trust accounts in the normal course of business. Effective October 31, 2013, American Insurance Service, Inc. (“AIS”) assigned all of its rights, obligations, duties, and liabilities under the note to Global Indemnity Group, Inc. As of December 31, 2015, there was $5.0 million outstanding on the note payable, with accrued interest of $0.2 million payable to AIS and $0.8 million payable to Global Indemnity Group, Inc.

The Company has available two margin borrowing facilities. The borrowing rate is tied to LIBOR and was approximately 1.3% as of December 31, 2015. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2015, approximately $95.6 million in collateral was deposited to support the borrowings. The amount borrowed against the margin accounts may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facilities contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facilities was $75.6 million and $174.7 million as of December 31, 2015 and 2014, respectively.

On May 12, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity (Cayman) Limited which bears interest at 0.28% and matures in 2017. In December, 2014, Global Indemnity (Cayman) Limited repaid $125.0 million of the outstanding principal. As of December 31, 2015, Global Indemnity (Cayman) Limited owed $75.0 million under this loan agreement with accrued interest of $0.6 million.

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

In August, 2015, Global Indemnity plc advanced an interest free loan to Global Indemnity (Cayman) Limited in the amount of $96.9 million which was repaid during the 4th quarter of 2015.

Global Indemnity (Cayman) Limited made a capital contribution in the amount of $100.0 million during the fourth quarter of 2015. Through a series of capital contributions, the ultimate recipient of this capital contribution of $100.0 million was U.A.I. (Luxembourg) IV S.à.r.l. who loaned $100.0 million to U.A.I. (Luxembourg) Investment S.à.r.l. who loaned $100.0 million to Global Indemnity Group, Inc.

The Company entered into two $100 million derivative instruments. Due to declines in interest rates, the Company has paid $6.6 million and $20.6 million in connection with these derivative instruments for the years ended December 31, 2015 and 2014, respectively.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited partnerships, subordinated notes, and unpaid losses and loss expense obligations. As of December 31, 2015, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Operating leases (1)	$11,828	$3,263	$6,329	$2,236	$—
Commitments to fund limited partnerships	20,014	20,014	—	—	—
Subordinated notes due 2045 (2)	330,563	7,750	15,500	15,500	291,813
Unpaid losses and loss adjustment expenses obligations (3)	680,047	233,185	243,296	108,758	94,808

Total	$1,042,452	$264,212	$265,125	$126,494	$386,621

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	On August 12, 2015, the Company issued Subordinated Note due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75% payable quarterly. The notes mature on August 15, 2045. The Company has the right to redeem the notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payments date thereafter, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption.
(3)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details. See note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the 2045 Subordinated Notes.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements within the meaning of Section 21E of the Security Exchange Act of 1934, as amended, that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I of this report for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected.

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

As of December 31, 2015, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,338,101	$31,952	2.4%
(100)	1,329,674	23,525	1.8%
No change	1,306,149	—	0.0%
100	1,282,706	(23,443)	(1.8%)
200	1,259,209	(46,940)	(3.6%)

The Company’s interest rate swaps are also exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these financial instruments. As interest rates decline, the market value of the Company’s interest rate swaps fall, and the converse is also true. Since the Company has designated the interest rate swaps as non-hedge instruments, the changes in the fair value is recognized as net realized investment gains in the consolidated statement of operations. Therefore, changes in interest rates will have a direct impact to the Company’s results of operations. In addition, on a daily basis, a margin requirement is calculated. If interest rates decline, the Company is required to pay a margin call equal to the change in the fair market value of the interest rate swap. When interest rates rise, the counterparty is required to pay to the Company a margin call equal to the change in fair market value of the interest rate swap.

As of December 31, 2015, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statement of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value and Impact to Consolidated Statement of Income
Basis Point Change	Market Value
(200)	$(48,906)	$(33,650)
(100)	(31,371)	(16,115)
No change	(15,256)	—
100	(441)	14,815
200	13,182	28,438

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2015, the Company had approximately $47.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2015, approximately $46.8 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.9 million were rated below investment grade. As of December 31, 2014, the Company had approximately $38.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2014, approximately $38.1 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.6 million were rated below investment grade. There were no impairments recognized on these investments during the years ended December 31, 2015 or 2014.

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

Equity Price Risk

In 2015, the strategy for the Company’s equity portfolio followed a large cap value approach. This investment style placed primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark which is the S&P 500 Value excluding financials. To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2015, the Company’s common stock portfolio returned a net loss of 6.0%, not including investment advisor fees, compared to the benchmark loss of 3.5%.

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

The Company attempts to mitigate its unsystemic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 4.7% of the market value of the equity portfolio. The Company continues to have systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2015, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity(1)
(20%)	$88,252	(1.9%)
(10%)	99,284	(1.0%)
No change	110,315	—
10%	121,347	1.0%
20%	132,378	1.9%

(1)	Net of 35% tax

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

GLOBAL INDEMNITY PLC

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Global Indemnity plc

We have audited the accompanying consolidated balance sheet of Global Indemnity plc and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Indemnity plc and subsidiaries at December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Indemnity plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, PA March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Global Indemnity, plc

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Global Indemnity, plc and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania March 16, 2015

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,308,333 and $1,272,948)	$1,306,149	$1,283,475
Equity securities:
Available for sale, at fair value (cost: $100,157 and $99,297)	110,315	122,048
Other invested assets	32,592	33,663

Total investments	1,449,056	1,439,186
Cash and cash equivalents	67,037	58,823
Restricted cash (Note 2)	—	113,696
Premiums receivable, net	89,245	56,586
Reinsurance receivables, net	115,594	125,718
Funds held by ceding insurers	16,037	25,176
Federal income taxes receivable	4,828	3,139
Deferred federal income taxes	34,687	20,250
Deferred acquisition costs	56,517	25,238
Intangible assets	23,607	17,636
Goodwill	6,521	4,820
Prepaid reinsurance premiums	44,363	4,725
Receivable for securities sold	172	60
Other assets	49,630	34,980

Total assets	$1,957,294	$1,930,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$680,047	$675,472
Unearned premiums	286,285	120,815
Ceded balances payable	4,589	2,800
Contingent commissions	11,069	12,985
Debt	172,034	174,673
Other liabilities	53,344	34,998

Total liabilities	$1,207,368	1,021,743

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,424,546 and 16,331,577, respectively; A ordinary shares outstanding: 13,313,751 and 13,266,762 , respectively; B ordinary shares issued and outstanding: 4,133,366 and 12,061,370, respectively	3	3
Additional paid-in capital	529,872	519,590
Accumulated other comprehensive income, net of taxes	4,078	23,384
Retained earnings	318,416	466,717
A ordinary shares in treasury, at cost: 3,110,795 and 3,064,815 shares, respectively	(102,443)	(101,404)

Total shareholders’ equity	749,926	908,290

Total liabilities and shareholders’ equity	$1,957,294	$1,930,033

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Gross premiums written	$590,233	$291,253	$290,723

Net premiums written	$501,244	$273,181	$271,984

Net premiums earned	$504,143	$268,519	$248,722
Net investment income	34,609	28,821	37,209
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(7,335)	(501)	(1,239)
Other net realized investment gains	3,961	36,361	28,651

Total net realized investment gains (losses)	(3,374)	35,860	27,412
Other income	3,400	555	5,791

Total revenues	538,778	333,755	319,134
Losses and Expenses:
Net losses and loss adjustment expenses	275,368	137,561	132,991
Acquisition costs and other underwriting expenses	201,303	109,619	105,651
Corporate and other operating expenses	24,448	14,559	11,614
Interest expense	4,913	822	6,169

Income before income taxes	32,746	71,194	62,709
Income tax expense (benefit)	(8,723)	8,338	1,019

Net income	$41,469	$62,856	$61,690

Per share data:
Net income
Basic	$1.71	$2.50	$2.46

Diluted	$1.69	$2.48	$2.45

Weighted-average number of shares outstanding
Basic	24,253,657	25,131,811	25,072,712

Diluted	24,505,851	25,331,420	25,174,015

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$41,469	$62,856	$61,690

Other comprehensive income (loss), net of tax:
Unrealized holding gains	(17,457)	6,878	17,466
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(4)	(4)	—
Reclassification adjustment for (gains) losses included in net income	(1,985)	(37,177)	(16,951)
Unrealized foreign currency translation gains (losses)	140	(341)	163

Other comprehensive income (loss), net of tax	(19,306)	(30,644)	678

Comprehensive income, net of tax	$22,163	$32,212	$62,368

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2015	2014	2013
Number of A ordinary shares issued:
Number at beginning of period	16,331,577	16,200,406	16,087,939
Ordinary shares issued under share incentive plans	121,812	94,563	74,400
Ordinary shares issued to directors	36,321	36,608	38,067
B ordinary shares converted to A ordinary shares	7,928,004	—	—
Ordinary shares redeemed	(8,260,870)	—	—
Ordinary shares issued in connection with American Reliable acquisition	267,702	—	—

Number at end of period	16,424,546	16,331,577	16,200,406

Number of B ordinary shares issued:
Number at beginning and end of period	12,061,370	12,061,370	12,061,370
B Ordinary shares converted to A ordinary shares	(7,928,004)	—	—

Number at end of period	4,133,366	12,061,370	12,061,370

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,590	$516,653	$512,304
Share compensation plans	10,272	2,900	4,349
Tax benefit on share-based compensation expense	10	37	—

Balance at end of period	$529,872	$519,590	$516,653

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$23,384	$54,028	$53,350
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(19,436)	(30,299)	514
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(10)	(4)	1
Unrealized foreign currency translation gains (losses)	140	(341)	163

Other comprehensive income (loss)	(19,306)	(30,644)	678

Balance at end of period	$4,078	$23,384	$54,028

Retained earnings:
Balance at beginning of period	$466,717	$403,861	$342,171
Ordinary shares redeemed	(189,770)	—	—
Net income	41,469	62,856	61,690

Balance at end of period	$318,416	$466,717	$403,861

Number of treasury shares:
Number at beginning of period	3,064,815	3,059,371	3,057,001
A ordinary shares purchased	11,895	5,444	2,370
Elimination of shares indirectly owned by subsidiary	34,085	—	—

Number at end of period	3,110,795	3,064,815	3,059,371

Treasury shares, at cost:
Balance at beginning of period	$(101,404)	$(101,265)	$(101,210)
A ordinary shares purchased, at cost	(333)	(139)	(55)
Elimination of shares indirectly owned by subsidiary	(706)	—	—

Balance at end of period	$(102,443)	$(101,404)	$(101,265)

Total shareholders’ equity	$749,926	$908,290	$873,280

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$41,469	$62,856	$61,690
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	—	—	77
Amortization of the value of business acquired	25,500	—	—
Amortization and depreciation	5,284	3,466	3,807
Amortization of debt issuance costs	47	—	—
Restricted stock and stock option expense	10,271	2,900	4,349
Deferred federal income taxes	(7,201)	(828)	(3)
Amortization of bond premium and discount, net	13,643	9,103	6,696
Net realized investment (gains) losses	3,374	(35,860)	(27,412)
Equity in the earnings of a partnership	(2,533)	—	—
Gain on the disposition of subsidiary	—	—	(5,166)
Changes in:
Premiums receivable, net	25,325	(6,698)	(12,136)
Reinsurance receivables, net	23,966	72,169	43,940
Funds held by ceding insurers	9,147	(6,514)	(11,252)
Unpaid losses and loss adjustment expenses	(84,914)	(103,994)	(99,639)
Unearned premiums	(6,764)	4,186	22,515
Ceded balances payable	(11,430)	(2,377)	976
Other assets and liabilities, net	(6,070)	(3,398)	(1,436)
Contingent commissions	(6,264)	308	2,766
Federal income tax receivable/payable	(1,689)	(4,734)	8,473
Deferred acquisition costs, net	(31,279)	(3,061)	(3,912)
Prepaid reinsurance premiums	3,868	474	746

Net cash provided by (used for) operating activities	3,750	(12,002)	(4,921)

Cash flows from investing activities:
Cash release from escrow for business acquisition	113,696	—	—
Acquisition of business, net of cash acquired	(92,336)	—	—
Proceeds from sale of fixed maturities	647,404	415,739	292,200
Proceeds from sale of equity securities	39,723	191,765	101,379
Proceeds from sale of preferred stock	1,540	—	—
Proceeds from maturity of fixed maturities	157,845	108,556	143,034
Proceeds from limited partnership distribution	5,959	—	—
Proceeds from sale of other invested assets	—	12	—
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $679	—	—	25,885
Cash deposited in escrow for purchase of American Reliable	—	(113,696)	—
Amount paid in connection with derivatives	(6,604)	(20,550)	(5,421)
Purchases of fixed maturities	(627,983)	(615,867)	(465,318)
Purchases of equity securities	(38,451)	(45,077)	(100,806)
Purchases of other invested assets	(3,550)	(30,120)	(16)

Net cash provided by (used for) investing activities	197,243	(109,238)	(9,063)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facilities	(99,027)	74,673	100,000
Redemption of ordinary shares	(189,770)	—	—
Proceeds from issuance of subordinated notes	100,000	—	—
Debt issuance cost	(3,659)	—	—
Purchases of A ordinary shares	(333)	(139)	(55)
Tax benefit on share-based compensation expense	10	37	—
Retirement of junior subordinated debentures	—	—	(30,929)
Principal payments of term debt	—	—	(54,000)

Net cash provided by (used for) financing activities	(192,779)	74,571	15,016

Net change in cash and cash equivalents	8,214	(46,669)	1,032
Cash and cash equivalents at beginning of period	58,823	105,492	104,460

Cash and cash equivalents at end of period	$67,037	$58,823	$105,492

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

Starting in the 1st quarter of 2015, the Company manages its business through three reportable business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into three product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment, via the American Reliable product classification, offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis and is managed in Scottsdale, AZ. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance. Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

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

The Consolidated Statement of Cash Flows for the year ended December 31, 2013 that was included in the Form 10-K for the annual period ended December 31, 2013 classified $3.0 million as “Other assets and liabilities, net” within the “Cash flows from operating activities” section. These amounts were properly reclassified to the line item “Amortization and depreciation” in the Consolidated Statement of Cash Flows for the year ended December 31, 2013 as included in this Form 10-K for the annual period ended December 31, 2015 (“the December 31, 2015 10K”). These reclassifications do not impact “Net cash flows used for operating activities” nor does it impact any other financial metric or disclosure within the December 31, 2015 10K. The Company does not believe that these adjustments are material to the current or to any prior years’ consolidated financial statements.

Certain other prior period amounts have been reclassified to conform to the current period presentation.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Restricted Cash

At December 31, 2014, the Company had $113.7 million of cash in escrow to fund the acquisition of American Reliable on January 1, 2015. The funds were released from escrow when the transaction settled on January 1, 2015. See note 3 for further information on the acquisition of American Reliable.

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

For investments in limited liability partnerships where the ownership interest is less than 3%, the Company carries these investments at fair value, and the change in the difference between cost and the fair value of the partnership interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The Company uses the equity method to account for an investment in a limited partnership where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the partnerships is reflected in the Statement of Operations and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $32.6 million and $33.7 million as of December 31, 2015 and 2014, respectively. Both of these amounts relate to investments in limited partnerships. The Company does not have access to daily valuations, therefore; the estimated fair value of the limited partnerships are based on net asset value as a practical expedient for the limited partnerships.

Net realized gains and losses on investments are determined based on the first-in, first-out method.

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security has a credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis through discounted cash flow testing to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities and the magnitude and length of time that the fair value of such

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities is below cost.

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2015, 2014, and 2013, please see Note 4 below.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities

The Company has variable interest in a Variable Interest Entity (‘VIE”) for which it is not the primary beneficiary and accounts for this VIE under the equity method since its ownership interest exceeds 3%. This partnership is deemed to be a VIE because the equity holders invest as passive limited partners and as a group lack power to direct the activities that most significantly impact the respective entity’s economic performance. The VIE generates variability from investment portfolio performance and that variability is passed to the equity holders. For this VIE, the Company absorbs a portion, but not the majority of this variability, based on its proportional equity interest. The fair value of the non-consolidated VIE, in which the Company has a significant variable interest, was $32.6 million and $30.3 million as of December 31, 2015 and 2014, respectively. The Company’s maximum exposure to loss was $52.6 million and $50.3 million as of December 31, 2015 and 2014, respectively. Maximum exposure to loss includes the fair value of the Company’s investment in this VIE and its unfunded commitment to the VIE. The Company’s investment in this VIE is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the statement of operations.

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

At December 31, 2015, the Company had approximately $61.8 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.6 million and $1.5 million as of December 31, 2015 and 2014, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2015.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2015.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2015, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

See note 7 for additional information on goodwill and intangible assets.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the statement of operations during the period in which the determination is made. The allowance for uncollectible reinsurance was $9.7 million and $9.4 million as of December 31, 2015 and 2014, respectively.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that are directly related to the successful acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned.

The amortization of deferred acquisition costs for the years ended December 31, 2015, 2014, and 2013 was $86.2 million, $57.1 million, and $53.8 million, respectively.

Premium Deficiency

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

For the years ended December 31, 2015, 2014, and 2013, the total premium deficiency charges were $0.2 million, $0.4 million, and $1.7 million, respectively, comprised solely of reductions to unamortized deferred acquisition costs within the commercial automobile lines in the Commercial Lines Segment. Based on the Company’s analysis, the Company expensed acquisition cost as incurred for the remainder of 2013, 2014 and 2015 for the commercial automobile lines in the Commercial Lines Segment. As the charges were a reduction of unamortized deferred acquisition costs in each respective period, no premium deficiency reserve existed as of December 31, 2015 or 2014.

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

Subordinated Notes

The carrying amounts reported in the balance sheet represent the outstanding balances, net of deferred issuance cost. See note 11 for details.

Notes and Debentures Payable

In 2013, the Company repaid the entire outstanding principal due on the junior subordinated debentures. The Company’s business trust subsidiaries were cancelled in the 4th quarter of 2013.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The process of establishing the liability for unpaid losses and loss adjustment is complex, requiring the use of informed actuarially based estimates and management’s judgment. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of that loss to the Company. To establish this liability, the Company regularly reviews and updates the methods of making such estimates and establishing the resulting liabilities. Any resulting adjustments are recorded in statement of operations during the period in which the determination is made.

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

Earnings per Share

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards. See Note 17 for details.

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income during the period. Net transaction gains, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Other income

On December 31, 2013, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Casualty Insurance Company to an unrelated party. Diamond State Insurance Company received a one-time payment of $26.6 million and recognized a pretax gain of $5.2 million which is reflected in other income in 2013. Management deemed this transaction to be an asset sale with the assets primarily comprised of investments and insurance licenses. This transaction did not have a significant impact on the ongoing business operations of the Company.

In addition, other income is comprised of fee income on policies issued, commission income, accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserve, and foreign exchange gains and losses.

3.	Acquisition

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming $283.9 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable SPA, the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the American Reliable SPA, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The Company’s current estimate of the purchase price, based on available financial information, is approximately $99.8 million.

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

For the year ended December 31, 2015, American Reliable had total revenues of $259.0 million and pre-tax loss of $4.2 million. These amounts are included in the Company’s results of operations for the year ended December 31, 2015.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s unaudited pro forma consolidated results of operations for the years December 31, 2015 and 2014 as if the acquisition had occurred on January 1, 2014 instead of January 1, 2015.

	Pro Forma
	Years Ended December 31,
(Dollars in thousands except per share data)	2015	2014
Total Revenue	$538,778	$597,583
Net Income (Loss)	$46,864	$63,053
Net Income (Loss) per share (diluted)	$1.91	$2.46

The pro forma results were calculated by applying the Company’s accounting policies and adjusting the result of American Reliable to reflect (i) the impact of intercompany reinsurance with Global Indemnity Reinsurance, (ii) the impact on interest expense resulting from changes to the Company’s capital structure in connection with the acquisition, (iii) the impact on investment income from the acquisition date adjustments to fair value of investments, (iv) the impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets, (v) the impact of excluding transaction costs related to the acquisition and (vi) the tax effects of the above adjustments.

The pro forma results do not include any anticipated cost synergies or other effects of the integration of American Reliable. Such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of the combined company.

The Company has finalized its process of valuing the assets acquired and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition as of December 31, 2015 compared to September 30, 2015 along with changes in estimates made during the quarter.

	As of
(Dollars in thousands)	December 31, 2015	September 30, 2015	Change
ASSETS:
Investments	$226,458	$226,458	$—
Cash and cash equivalents	21,360	21,360	—
Premiums receivables, net	26,102	25,941	161
Accounts receivable	11,311	11,311	—
Reinsurance receivables	13,842	13,842	—
Prepaid reinsurance premiums	43,506	43,506	—
Intangible assets	32,000	32,000	—
Deferred federal income taxes	915	1,139	(224)
Other assets	6,473	6,550	(77)

Total assets	381,967	382,107	(140)

LIABILITIES:
Unearned premiums	172,234	172,234	—
Unpaid losses and loss adjustment expenses	89,489	89,489	—
Reinsurance balances payable	13,219	13,219	—
Contingent commissions	3,903	3,876	27
Other liabilities	5,026	5,608	(582)

Total liabilities	283,871	284,426	(555)

Estimated fair value of net assets acquired	98,096	97,681	415
Purchase price	99,797	99,797	—

Goodwill	$1,701	$2,116	$(415)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The transaction is being accounted for using the purchase method of accounting. The assets and liabilities acquired by the Company were adjusted to estimated fair value. The $1.7 million excess of cash and acquisition cost over the estimated fair value of assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually.

Goodwill of $1.7 million, arising from the acquisition, consists largely of the synergies and economies of scales expected from combining the operations of Global Indemnity and American Reliable. The Company has determined that the goodwill of $1.7million will be assigned to the Personal Lines segment. There is no tax goodwill.

An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $32.0 million with values assigned as follows:

(Dollars in thousands) Description	Useful Life	Amount
State insurance licenses	Indefinite	$5,000
Value of business acquired	< 1 year	25,500
Agent relationships	10 years	900
Trade name	7 years	600

		$32,000

Intangible assets arising from the acquisition will be deductible for income tax purposes over 15 years.

The following table presents details of the Company’s intangible assets arising from the American Reliable acquisition as of December 31, 2015:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
State insurance licenses	Indefinite	$5,000	$—	$5,000
Value of business acquired	< 1 year	25,500	25,500	0
Agent relationships	10 years	900	90	810
Trade name	7 years	600	86	514

		$32,000	$25,676	$6,324

Amortization related to the Company’s definite lived intangible assets resulting from American Reliable acquisition was $25.7 million for the year ended December 31, 2015.

The Company expects that amortization expense for the next five years related to the American Reliable acquisition will be as follows:

(Dollars in thousands)
2016	$176
2017	176
2018	176
2019	176
2020	176

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value, gross contractual amounts due, and contractual cash flows not expected to be collected of acquired receivables are as follows:

(Dollars in thousands)	Fair Value	Gross Contractual Amounts Due	Contractual cash flows not expected to be collected
Premium receivables	$26,102	$26,896	$794
Accounts receivable	11,311	11,311	—
Reinsurance receivables	13,842	13,842	—

In connection with the acquisition, the Company agreed to pay to Fox Paine & Company an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 15 for additional information on the Global Indemnity plc Share Incentive Plan.

Additional costs, mainly professional fees, of $5.1 million were incurred in connection with the acquisition of American Reliable. Of this amount, $1.8 million and $3.3 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the years ended December 31, 2015 and 2014, respectively. No acquisition costs were incurred during the year ended December 31, 2013.

During the year ended December 31, 2015, the Company paid approximately $1.6 million in employee compensation related cost, which were related to periods prior to the Acquisition. These costs were accrued by American Reliable and were included in the fair value of net assets acquired by Global Indemnity Group, Inc. on January 1, 2015.

4.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2015 and 2014:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2015
Fixed maturities:
U.S. treasury and agency obligations	$106,303	$1,140	$(321)	$107,122	$—
Obligations of states and political subdivisions	203,121	2,576	(457)	205,240	—
Mortgage-backed securities	157,753	2,113	(743)	159,123	—
Asset-backed securities	261,008	435	(1,421)	260,022	(9)
Commercial mortgage-backed securities	142,742	—	(2,352)	140,390	—
Corporate bonds	334,720	685	(3,294)	332,111	—
Foreign corporate bonds	102,686	194	(739)	102,141	—

Total fixed maturities	1,308,333	7,143	(9,327)	1,306,149	(9)
Common stock	100,157	16,118	(5,960)	110,315	—
Other invested assets	32,592	—	—	32,592	—

Total	$1,441,082	$23,261	$(15,287)	$1,449,056	$(9)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2014
Fixed maturities:
U.S. treasury and agency obligations	$78,569	$2,281	$(83)	$80,767	$—
Obligations of states and political subdivisions	188,452	3,718	(697)	191,473	—
Mortgage-backed securities	205,814	3,709	(764)	208,759	(4)
Asset-backed securities	177,853	713	(303)	178,263	(13)
Commercial mortgage-backed securities	133,984	21	(847)	133,158	—
Corporate bonds	380,704	3,421	(709)	383,416	—
Foreign corporate bonds	107,572	625	(558)	107,639	—

Total fixed maturities	1,272,948	14,488	(3,961)	1,283,475	(17)
Common stock	99,297	25,689	(2,938)	122,048	—
Other invested assets	33,174	489	—	33,663	—

Total	$1,405,419	$40,666	$(6,899)	$1,439,186	$(17)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% and 4% of shareholders’ equity at December 31, 2015 and 2014, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$107,010	$107,582
Due in one year through five years	595,977	594,859
Due in five years through ten years	38,048	38,016
Due in ten years through fifteen years	1,738	2,137
Due after fifteen years	4,057	4,020
Mortgage-backed securities	157,753	159,123
Asset-backed securities	261,008	260,022
Commercial mortgage-backed securities	142,742	140,390

Total	$1,308,333	$1,306,149

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2015:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$79,496	$(321)	$—	$—	$79,496	$(321)
Obligations of states and political subdivisions	49,708	(373)	7,732	(84)	57,440	(457)
Mortgage-backed securities	63,759	(743)	—	—	63,759	(743)
Asset-backed securities	203,381	(1,404)	4,843	(17)	208,224	(1,421)
Commercial mortgage-backed securities	118,813	(2,005)	21,577	(347)	140,390	(2,352)
Corporate bonds	211,364	(3,269)	2,120	(25)	213,484	(3,294)
Foreign corporate bonds	63,860	(697)	5,129	(42)	68,989	(739)

Total fixed maturities	790,381	(8,812)	41,401	(515)	831,782	(9,327)
Common stock	36,798	(5,960)	—	—	36,798	(5,960)

Total	$827,179	$(14,772)	$41,401	$(515)	$868,580	$(15,287)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2015 concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 2 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations—As of December 31, 2015, gross unrealized losses related to U.S. treasury and agency obligations were $0.321 million. All unrealized losses have been in an unrealized loss position for less than 12 months and are rated AA+ or better. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions—As of December 31, 2015, gross unrealized losses related to obligations of states and political subdivisions were $0.457 million. Of this amount, $0.084 million have been in an unrealized loss position for twelve months or greater and are rated A or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”)—As of December 31, 2015, gross unrealized losses related to mortgage-backed securities were $0.743 million. All unrealized losses have been in an unrealized loss position for less than 12 months and are rated investment grade. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset backed securities (“ABS”)—As of December 31, 2015, gross unrealized losses related to asset backed securities were $1.421 million. Of this amount, $0.017 million have been in an unrealized loss position for twelve months or greater and are rated AAA. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.4. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial mortgage-backed securities (“CMBS”)—As of December 31, 2015, gross unrealized losses related to the CMBS portfolio were $2.352 million. Of this amount, $0.347 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 35.6. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards.

Corporate bonds—As of December 31, 2015, gross unrealized losses related to corporate bonds were $3.294 million. Of this amount, $0.025 million have been in an unrealized loss position for twelve months or greater and are rated BBB or better. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of December 31, 2015, gross unrealized losses related to foreign bonds were $0.739 million. Of this amount, $0.042 million have been in an unrealized loss position for twelve months or greater and are rated A. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock—As of December 31, 2015, gross unrealized losses related to common stock were $5.960 million. All unrealized losses have been in an unrealized loss position for less than 12 months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturities:
OTTI losses, gross	$(24)	$(31)	$(280)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(24)	(31)	(280)
Equity securities	(7,311)	(470)	(959)

Total	$(7,335)	$(501)	$(1,239)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2015, 2014, and 2013 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$50	$54	$86
Additions where no OTTI was previously recorded	—	—	—
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	(19)	(4)	(32)

Balance at end of period	$31	$50	$54

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2015 and 2014 was as follows:

(Dollars in thousands)	December 31,
	2015	2014
Net unrealized gains (losses) from:
Fixed maturities	$(2,184)	$10,527
Common stock	10,158	22,751
Other	—	369
Deferred taxes	(3,896)	(10,263)

Accumulated other comprehensive income, net of tax	$4,078	$23,384

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive income (loss) before reclassification	(17,065)	(256)	(17,321)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,382)	397	(1,985)

Other comprehensive income (loss)	(19,447)	141	(19,306)

Ending balance	$4,200	$(122)	$4,078

Year Ended December 31, 2014 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$53,950	$78	$54,028
Other comprehensive income (loss) before reclassification	6,820	(287)	6,533
Amounts reclassified from accumulated other comprehensive income (loss)	(37,123)	(54)	(37,177)

Other comprehensive income (loss)	(30,303)	(341)	(30,644)

Ending balance	$23,647	$(263)	$23,384

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income Years Ended December 31,
Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2015	2014

Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(11,559)	$(57,114)
	Other than temporary impairment losses on investments	7,335	501

	Total before tax	(4,224)	(56,613)
	Income tax expense	1,842	19,490

	Unrealized gains and losses on available for sale securities, net of tax	$(2,382)	$(37,123)

Foreign currency items	Other net realized investment (gains) losses	$610	$(83)
	Income tax expense (benefit)	(213)	29

	Foreign currency items, net of tax	$397	$(54)

Total reclassifications	Total reclassifications, net of tax	$(1,985)	$(37,177)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturities:
Gross realized gains	$3,565	$2,843	$1,857
Gross realized losses	(2,180)	(703)	(691)

Net realized gains	1,385	2,140	1,166

Common stock:
Gross realized gains	10,379	55,907	27,302
Gross realized losses	(8,246)	(1,351)	(2,483)

Net realized gains	2,133	54,556	24,819

Preferred stock:
Gross realized gains	96	0	0
Gross realized losses	—	0	0

Net realized gains	96	0	0

Derivatives:
Gross realized gains	—	—	1,668
Gross realized losses	(6,988)	(20,836)	(241)

Net realized gains (losses)	(6,988)	(20,836)	1,427

Total net realized investment gains (losses)	$(3,374)	$35,860	$27,412

The proceeds from sales of available for sale securities resulting in net realized investment gains (losses) for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturities	$647,404	$415,739	$292,200
Equity securities	39,723	191,765	101,379
Preferred stock	1,540	—	—

Net Investment Income

The sources of net investment income for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fixed maturities	$32,091	$26,788	$35,669
Equity securities	3,125	5,484	5,452
Cash and cash equivalents	82	61	126
Other invested assets	2,620	87	141

Total investment income	37,918	32,420	41,388
Investment expense	(3,309)	(3,599)	(4,179)

Net investment income	$34,609	$28,821	$37,209

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net investment income	$34,609	$28,821	$37,209

Net realized investment gains(losses)	(3,374)	35,860	27,412
Change in unrealized holding gains and losses	(25,673)	(45,861)	7,301

Net realized and unrealized investment returns	(29,047)	(10,001)	34,713

Total investment return	$5,562	$18,820	$71,922

Total investment return %	0.3%	1.2%	4.6%

Average investment portfolio	$1,752,785	$1,533,104	$1,549,747

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2015, the Company held insurance enhanced asset-backed and credit securities with a market value of approximately $39.3 million. Approximately $18.6 million of these securities were tax-free municipal bonds, which represented approximately 1.2% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $8.5 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.5 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $10.1 million of insurance enhanced municipal bonds, $0.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands) Rating	Ratings with Insurance	Ratings without Insurance
AA	$507	$—
BB	—	507

Total	$507	$507

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2015, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,541	$469	$—	$1,072
Assured Guaranty Corporation	3,616	—	—	3,616
Municipal Bond Insurance Association	4,865	—	—	4,865
Gov’t National Housing Association	551	—	551	—

Total backed by financial guarantors	10,573	469	551	9,553
Other credit enhanced municipal bonds	7,982	7,982	—	—

Total	$18,555	$8,451	$551	$9,553

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the tax-free municipal bonds, the Company held $20.7 million of insurance enhanced asset-backed and taxable municipal bonds, which represented approximately 1.4% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $20.7 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($5.0 million), Ambac Financial Group ($1.3 million), Assured Guaranty Corporation ($14.2 million), and Financial Guaranty Insurance Group ($0.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2015.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of December 31, 2015 and 2014:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2015	December 31, 2014
On deposit with governmental authorities	$38,815	$32,790
Intercompany trusts held for the benefit of U.S. policyholders	643,216	495,301
Held in trust pursuant to third party requirements	66,544	95,828
Letter of credit held for third party requirements	5,598	9,340
Securities held as collateral for borrowing arrangements (1)	95,647	222,809

Total	$849,820	$856,068

(1)	Amount required to collateralize margin borrowing facilities.

5.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

The Company accounts for the interest rate swaps as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains in the consolidated statement of operations. The Company is ultimately responsible for the valuation of the interest rate swaps. To aid in determining the estimated fair value of the interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of December 31, 2015 and 2014:

(Dollars in thousands) Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	December 31, 2015		December 31, 2014
		Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(15,256)	$200,000	$(13,675)

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the net gains (losses) included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2015, 2014, and 2013:

(Dollars in thousands)	Statement of Operations Line	Years Ended December 31,
		2015	2014	2013
Interest rate swap agreements	Net realized investment gains (losses)	$(6,988)	$(20,836)	$1,427

As of December 31, 2015 and 2014, the Company is due $4.5 million and $5.4 million, respectively, for funds it needed to post to execute the swap transaction and $17.3 million and $15.3 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

6.	Fair Value Measurements

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

Effective October 1, 2015, the Company retrospectively adopted new accounting guidance that no longer requires investments measured at fair value using the net asset value per share practical expedient to be categorized within the fair value hierarchy. Therefore, the Company no longer includes its investments in limited partnerships within the fair value hierarchy disclosed below. Prior period amounts within the fair value hierarchy disclosures contained in this section have been revised to conform to the current period presentation.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$101,264	$5,858	$—	$107,122
Obligations of states and political subdivisions	—	205,240	—	205,240
Mortgage-backed securities	—	159,123	—	159,123
Commercial mortgage-backed securities	—	140,390	—	140,390
Asset-backed securities	—	260,022	—	260,022
Corporate bonds	—	332,111	—	332,111
Foreign corporate bonds	—	102,141	—	102,141

Total fixed maturities	101,264	1,204,885	—	1,306,149
Common stock	110,315	—	—	110,315

Total assets measured at fair value (1)	$211,579	$1,204,885	$—	$1,416,464

Liabilities:
Derivative instruments	$—	$15,256	$—	$15,256

Total liabilities measured at fair value	$—	$15,256	$—	$15,256

(1)	Excluded from the table above are limited partnerships of $32.6 million at December 31, 2015 whose fair value is based on net asset value as a practical expedient. Based on new accounting guidance adopted this quarter, these investments are excluded from the hierarchy table.

As of December 31, 2014	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$74,765	$6,002	$—	$80,767
Obligations of states and political subdivisions	—	191,473	—	191,473
Mortgage-backed securities	—	208,759	—	208,759
Commercial mortgage-backed securities	—	133,158	—	133,158
Asset-backed securities	—	178,263	—	178,263
Corporate bonds	—	383,416	—	383,416
Foreign corporate bonds	—	107,639	—	107,639

Total fixed maturities	74,765	1,208,710	—	1,283,475
Common stock	122,048	—	—	122,048

Total assets measured at fair value	$196,813	$1,208,710	$—	$1,405,523

Liabilities:
Derivative instruments	$—	$13,675	$—	$13,675

Total liabilities measured at fair value	$—	$13,675	$—	$13,675

(1)	Excluded from the table above are limited partnerships of $33.7 million at December 31, 2014 whose fair value is based on net asset value as a practical expedient. Based on new accounting guidance adopted this quarter, these investments are excluded from the hierarchy table.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2015 and 2014 was as follows:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facilities	$75,646	$75,646	$174,673	$174,673
7.75% Subordinated Notes due 2045 (1)	96,388	91,748	—	—

Total	$172,034	$167,394	$174,673	$174,673

(1)	As of December 31, 2015, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.6 million.

The fair value of the margin borrowing facilities approximates its carrying value due to the facilities being due on demand. The 7.75% subordinated notes due 2045 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015, 2014, and 2013.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient. In accordance with the accounting guidance adopted this quarter, these investments have been excluded from the fair value hierarchy listed above. The following table provides the fair value and future funding commitments related to these investments at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Equity Fund, LP (1)	$—	$—	$3,401	$2,436
Real Estate Fund, LP (2)	—	—	—	—
European Non-Performing Loan Fund, LP (3)	32,592	20,014	30,262	20,064

Total	$32,592	$20,014	$33,663	$22,500

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Prior to November 9, 2015, this limited partnership invested in companies, from various business sectors, whereby the partnership had acquired control of the operating business as a lead or organizing investor. The Company did not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company did not have the contractual option to redeem its limited partnership interest but received distributions based on the liquidation of the underlying assets. As of November 10, 2015, the Company no longer holds an interest in this limited partnership. In connection with the Company’s share redemption, Global Indemnity Reinsurance elected to redeem its shares. See Note 12 and 13 for further information regarding the redemption.
(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(3)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed in 2020.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for an investment in a limited partnership where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the partnership is reflected in the statement of operations, and the adjusted cost basis approximates fair value.

The income or loss associated with this limited partnership, which was included in investment income, was $2.5 million during the year end December 31, 2015. No income or loss associated with this limited partnership was recorded during the years ended December 31, 2014 and 2013.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships whose fair value is based on net asset values as a practical expedient. Two vendors provide prices for equity and fixed maturity securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Common stock prices are received from all primary and secondary exchanges.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are categorized with mortgage-backed securities in the tables listed above. For asset-backed securities, data derived from market information along with trustee and servicer reports is converted into spreads to interpolated swap yield curve. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate discount rates, loan level information, prepayment speeds, treasury benchmarks, and LIBOR and swap curves.

•

For obligations of state and political subdivisions, a multi-dimensional relational model is used to evaluate securities. The pricing models incorporate security set-up, benchmark yields, apply base spreads, yield to worst or market convention, ratings updates, prepayment schedules and adjustments for material events notices.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For mortgage-backed securities, a matrix model correlation to TBA (a forward MBS trade) or benchmarking is utilized to value a security.

The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

•

Reviewing periodic reports provided by the Investment Manager that provide information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed or should potentially change.

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

During 2015 or 2014, the Company has not adjusted quotes or prices obtained from the pricing vendors.

7.	Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill of $6.5 million and $4.8 million as of December 31, 2015 and 2014, respectively, which represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. Impairment testing performed in 2015 and 2014 did not result in impairment of the goodwill acquired.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2014 and 2015 are as follows:

(Dollars in thousands)	Commercial Lines	Personal Lines	Total
Balance at January 1, 2014	$4,820	$—	$4,820
Acquisitions	—	—	—

Balance at December 31, 2014	4,820	—	4,820
Acquisition of American Reliable	—	1,701	1,701

Balance at December 31, 2015	$4,820	$1,701	$6,521

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2015:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	2,017	3,283
Agent relationships	10 years	900	90	810
Trade names	7 years	600	86	514
Value of business added (“VOBA”)	< 1 year	25,500	25,500	—

		$51,300	$27,693	$23,607

The following table presents details of the Company’s intangible assets as of December 31, 2014:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Trade names	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	5,000	—	5,000
Customer relationships	15 years	5,300	1,664	3,636
Non-compete agreements	2 years	50	50	—

		$19,350	$1,714	$17,636

As a result of the acquisition of American Reliable, the cost basis of intangible assets increased from $19.4 million at December 31, 2014 to $51.3 million at December 31, 2015.

Amortization related to the Company’s definite lived intangible assets, other than VOBA, was $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization related to VOBA was $25.5 million for the year ended December 31, 2015.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2016	$529
2017	529
2018	529
2019	529
2020	529

Intangible assets with indefinite lives

As of December 31, 2015 and 2014, indefinite lived intangible assets, which are comprised of trade names, trademarks, and state insurance licenses, were $19.0 million and $14.0 million, respectively. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets. Impairment testing performed in 2015 and 2014 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2015 and 2014, definite lived intangible assets were $4.6 million and $3.6 million, net of accumulated amortization, and were comprised of customer relationships, agent relationships, trade names, and non-compete agreements. VOBA of $25.5 million, which was related to the American Reliable acquisition, was fully amortized in 2015. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets. There was no impairment of these assets in 2015 or 2014.

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

The Company had the following reinsurance balances as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Reinsurance receivables, net	$115,594	$125,718
Collateral securing reinsurance receivables	(6,445)	(8,701)

Reinsurance receivables, net of collateral	$109,149	$117,017

Allowance for uncollectible reinsurance receivables	$9,675	$9,350
Prepaid reinsurance premiums	44,363	4,725

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $3.0 million and $4.0 million at December 31, 2015 and 2014, respectively.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015, the Company had one aggregate unsecured reinsurance receivable that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2015)
Munich Re America Corporation	$53,381	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2015:
Direct business	$458,185	$452,441
Reinsurance assumed	132,048	144,554
Reinsurance ceded (1)	(88,989)	(92,852)

Net premiums	$501,244	$504,143

For the year ended December 31, 2014:
Direct business	$229,978	$228,652
Reinsurance assumed	61,275	58,414
Reinsurance ceded	(18,072)	(18,547)

Net premiums	$273,181	$268,519

For the year ended December 31, 2013:
Direct business	$232,373	$215,713
Reinsurance assumed	58,350	52,494
Reinsurance ceded	(18,739)	(19,485)

Net premiums	$271,984	$248,722

(1)	Includes ceded written premiums and ceded earned premiums of $55.8 million and $59.5 million, respectively, to American Bankers Insurance Company.

9.	Income Taxes

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the years ended December 31, 2015, 2014, and 2013 were as follows:

Year Ended December 31, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$345,392	$540,500	$(295,659)	$590,233

Net premiums written	$345,342	$155,902	$—	$501,244

Net premiums earned	$283,448	$220,695	$—	$504,143
Net investment income	44,534	18,011	(27,936)	34,609
Net realized investment losses	(1,039)	(2,335)	—	(3,374)
Other income (loss)	(93)	3,493	—	3,400

Total revenues	326,850	239,864	(27,936)	538,778
Losses and Expenses:
Net losses and loss adjustment expenses	141,444	133,924	—	275,368
Acquisition costs and other underwriting expenses	122,999	78,304	—	201,303
Corporate and other operating expenses	5,928	18,520	—	24,448
Interest expense	4,492	28,357	(27,936)	4,913

Income (loss) before income taxes	$51,987	$(19,241)	$—	$32,746

Year Ended December 31, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$173,563	$229,979	$(112,289)	$291,253

Net premiums written	$172,504	$100,677	$—	$273,181

Net premiums earned	$168,743	$99,776	$—	$268,519
Net investment income	31,420	16,715	(19,314)	28,821
Net realized investment gains	926	34,934	—	35,860
Other income (loss)	(65)	620	—	555

Total revenues	201,024	152,045	(19,314)	333,755
Losses and Expenses:
Net losses and loss adjustment expenses	62,669	74,892	—	137,561
Acquisition costs and other underwriting expenses	70,479	39,140	—	109,619
Corporate and other operating expenses	5,243	9,316	—	14,559
Interest expense	852	19,284	(19,314)	822

Income (loss) before income taxes	$61,781	$9,413	$—	$71,194

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2013: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$169,618	$232,374	$(111,269)	$290,723

Net premiums written	$169,547	$102,437	$—	$271,984

Net premiums earned	$154,987	$93,735	$—	$248,722
Net investment income	35,750	21,064	(19,605)	37,209
Net realized investment gains	175	27,237	—	27,412
Other income (loss)	(4)	5,795	—	5,791

Total revenues	190,908	147,831	(19,605)	319,134
Losses and Expenses:
Net losses and loss adjustment expenses	65,337	67,654	—	132,991
Acquisition costs and other underwriting expenses	64,822	40,829	—	105,651
Corporate and other operating expenses	4,745	6,869	—	11,614
Interest expense	1,165	24,609	(19,605)	6,169

Income (loss) before income taxes	$54,839	$7,870	$—	$62,709

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current income tax expense (benefit):
Non-resident withholding	$—	$6,250	$—
Foreign	263	129	163
U.S. Federal	(1,785)	2,787	859

Total current income tax expense (benefit)	(1,522)	9,166	1,022
Deferred income tax benefit:
U.S. Federal	(7,201)	(828)	(3)

Total deferred income tax benefit	(7,201)	(828)	(3)

Total income tax expense (benefit)	$(8,723)	$8,338	$1,019

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$(6,434)	(19.6%)	$3,465	4.9%	$2,954	4.7%
Adjustments:
Non-resident withholding	—	—	6,250	8.8	—	—
Tax exempt interest	(441)	(1.3)	(472)	(0.7)	(1,009)	(1.6)
Dividend exclusion	(784)	(2.4)	(1,340)	(1.9)	(1,135)	(1.8)
Other	(1,064)	(3.3)	435	0.6	209	0.3

Actual taxes on continuing operations	$(8,723)	(26.6%)	$8,338	11.7%	$1,019	1.6%

The effective income tax benefit rate for 2015 was 26.6%, compared with an effective income tax rate of 11.7% for 2014 and an effective income tax rate of 1.6% for 2013. The decrease in the effective income tax rate in 2015 compared to 2014 is primarily due to incurring acquisition expenses related to American Reliable, a decrease in capital gains in 2015, and a $6.3 million withholding tax paid in 2014 in connection with the $125 million dividend from Global Indemnity Group Inc. to U.A.I. Luxembourg S.à.r.l. The increase in the effective income tax rate in 2014 compared with 2013 is primarily due to an increase in capital gains in 2014 and a $6.3 million withholding tax paid in 2014 in connection with the $125 million dividend from Global Indemnity Group Inc. to U.A.I. Luxembourg S.à.r.l.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2015 and 2014 are presented below:

(Dollars in thousands)	2015	2014
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$8,222	$7,492
Unearned premiums	7,884	3,409
Section 163(j) carryforward	3,135	—
Alternative minimum tax credit carryover	10,868	10,473
Net operating loss carryforward	1,934	—
Partnership K1 basis differences	245	145
Capital gain on derivative instruments	5,340	4,786
Investment impairments	2,635	379
Stock options	2,635	2,048
Deferred acquisition costs	—	187
Stat-to-GAAP reinsurance reserve	1,364	1,424
Intercompany transfers	1,612	1,919
Depreciation and amortization	36	—
Other	4,545	3,050

Total deferred tax assets	50,455	35,312

Deferred tax liabilities:
Purchase accounting adjustment for American Reliable	6,095	—
Intangible assets	3,893	3,220
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	3,896	10,263
Investment basis differences	1,034	692
Deferred acquisition costs	642	—
Depreciation and amortization	—	16
Other	208	871

Total deferred tax liabilities	15,768	15,062

Total net deferred tax assets	$34,687	$20,250

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2015 and 2014.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $10.9 million and $10.5 million as of December 31, 2015 and 2014, respectively, which can be carried forward indefinitely. As of December 31, 2015, the Company has a net operating loss (“NOL”) carryforward of $1.9 million which will expire in 2035. The Company had no NOL carryforward as of December 31, 2014. The Company has a Section 163(j) (“163(j)”) carryforward of $3.1 million as of December 31, 2015 which can be carried forward indefinitely. The Company had no 163(j) carryforward as of December 31, 2014. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2010.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply. The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings. The Company believes, although there can be no assurances, that it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation. In December, 2014, Global Indemnity Group, Inc. paid a dividend of $125 million to U.A.I. (Luxembourg) S.à.r.l. and paid a 5% withholding tax of $6.3 million. The Company did not pay any dividends from a U.S. subsidiary to a foreign affiliate during 2015.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company had no unrecognized tax benefits during 2015 or 2014.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.

10.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$675,472	$779,466	$879,114
Less: Ceded reinsurance receivables	123,201	192,491	240,566

Net balance at beginning of period	552,271	586,975	638,548
Purchased reserves, gross	89,489	—	—
Less: Purchased reserves ceded	12,800	—	—

Purchase reserves, net	76,689	—	—

Incurred losses and loss adjustment expenses related to:
Current year	310,066	153,994	140,873
Prior years	(34,698)	(16,433)	(7,882)

Total incurred losses and loss adjustment expenses	275,368	137,561	132,991

Paid losses and loss adjustment expenses related to:
Current year	164,058	55,485	50,732
Prior years	168,353	116,780	133,832

Total paid losses and loss adjustment expenses	332,411	172,265	184,564

Net balance at end of period	571,917	552,271	586,975
Plus: Ceded reinsurance receivables	108,130	123,201	192,491

Balance at end of period	$680,047	$675,472	$779,466

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2015, the Company reduced its prior accident year loss reserves by $34.7 million, which consisted of a $25.6 million decrease related to Commercial Lines and a $9.1 million decrease related to Reinsurance Operations.

The $25.6 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

General Liability: A $20.4 million reduction in aggregate with $5.9 million of favorable development in the construction defect reserve category and $14.5 million of favorable development in the other general liability reserve categories. In the construction defect reserve category, a reduction in both claims frequency and severity was observed across several accident years which contributed to the recognition of favorable development primarily in accident years 2008 through 2014. For general liability excluding construction defect, lower than expected claims severity was experienced across multiple accident years leading to the recognition of favorable development in accident years 2004 through 2014.

•	Professional: A $6.2 million decrease in aggregate primarily related to better than anticipated claims frequency and severity in accident years 2006 through 2011.

The $9.1 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily driven by $6.8 million of favorable development in property mainly due to accident years 2011 through 2014 and $2.8 million of favorable development in the marine product mainly due to accident years 2010 and 2011, partially offset by adverse development of $1.0 million in workers compensation mainly due to accident year 2010. Ultimate losses from quota share underwriting years 2013 and prior were booked to the amount reported from cedants and reserve releases on legacy contracts due to better than anticipated case incurred emergence led to the recognition of favorable development.

During 2014, the Company reduced its prior accident year loss reserves by $16.4 million, which consisted of a $12.5 million decrease related to Commercial Lines and a $3.9 million decrease related to Reinsurance Operations.

The $12.5 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $3.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily due to better than anticipated loss emergence on property lines partially offset by adverse development related to commercial auto and higher than anticipated severity on the Company’s marine product.

During 2013, the Company reduced its prior accident year loss reserves by $7.9 million, which consisted of a $7.6 million decrease related to Commercial Lines and a $0.3 million decrease related to Reinsurance Operations.

The $7.6 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

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

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims ($62.2 million and $69.8 million as of December 31, 2015 and 2014, net of reinsurance, respectively) are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2015, 2014, and 2013 were IBNR reserves of $26.0 million, $26.4 million, and $18.2 million, respectively, and case reserves of approximately $4.5 million, $4.8 million, and $4.8 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross reserve for A&E losses and loss adjustment expenses—beginning of period	$56,535	$50,155	$44,767
Plus: Incurred losses and loss adjustment expenses—case reserves	2,666	4,333	2,154
Plus: Incurred losses and loss adjustment expenses—IBNR	(2,663)	7,340	5,961
Less: Payments	2,714	5,293	2,727

Gross reserves for A&E losses and loss adjustment expenses—end of period	$53,824	$56,535	$50,155

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net reserve for A&E losses and loss adjustment expenses—beginning of period	$31,185	$23,038	$20,134
Plus: Incurred losses and loss adjustment expenses—case reserves	395	2,754	1,351
Plus: Incurred losses and loss adjustment expenses—IBNR	(394)	8,241	3,506
Less: Payments	657	2,848	1,953

Net reserves for A&E losses and loss adjustment expenses—end of period	$30,529	$31,185	$23,038

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

In 2009, one of the Company’s insurance companies entered into a settlement agreement to resolve asbestos related coverage litigation related to approximately 3,900 existing asbestos-related bodily injury claims and future claims. The settlement was approved by the Court and a final order was issued in September 2014. As of December 31, 2015, the Company has no outstanding obligations as it relates to this settlement agreement.

As of December 31, 2015, 2014, and 2013, the survival ratio on a gross basis for the Company’s open A&E claims was 15.0 years, 10.8 years, and 11.3 years, respectively. As of December 31, 2015, 2014, and 2013, the survival ratio on a net basis for the Company’s open A&E claims was 16.8 years, 8.4 years, and 6.7 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Debt

The Company’s outstanding debt consisted of the following at December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Margin Borrowing Facilities	$75,646	$174,673
7.75% Subordinated Notes due 2045	96,388	—

Total	$172,034	$174,673

Margin Borrowing Facilities

The Company has available two margin borrowing facilities. The borrowing rate for each facility is tied to LIBOR and was approximately 1.3% and 1% at December 31, 2015 and 2014, respectively. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2015, approximately $95.6 million in securities were deposited as collateral to support borrowings. The amount borrowed against the margin accounts may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facilities contain customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facilities was $75.6 million and $174.7 million as of December 31, 2015 and 2014, respectively.

The Company recorded interest expense related to the Margin Borrowing Facilities of approximately $1.9 million, $0.7 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

7.75% Subordinated Notes due 2045

On August 12, 2015, the Company issued $100.0 million in aggregate principal amount of its 2045 Subordinated Notes through an underwritten public offering.

The notes bear interest at an annual rate equal to 7.75%, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing November 15, 2015. The notes mature on August 15, 2045. The Company has the right to redeem the notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption.

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

The subordinated notes do not require the maintenance of any financial ratios or specified levels of net worth or liquidity, and do not contain provisions that would afford holders of the subordinated notes protection in the event of a sudden and dramatic decline in the Company’s credit quality resulting from any highly leveraged

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders. The subordinated notes do not restrict the Company in any way, now or in the future, from incurring additional indebtedness, including senior indebtedness that would rank senior in right of payment to the subordinated notes. There is no right of acceleration of maturity of the subordinated notes in the case of default in the payment of principal, premium, if any, or interest on, the subordinated notes or in the performance of any other obligation of the Company under the notes or if the Company defaults on any other debt securities. Holders may accelerate payment of indebtedness on the notes only upon the Company’s bankruptcy, insolvency or reorganization. AM Best, which provides the Company’s industry rating, is giving the Company a 30% equity credit on the notes due to their 30 year maturity, as opposed to treating the notes entirely as debt.

The Company incurred $3.7 million in deferred issuance costs associated with the notes, which is being amortized over the term of the notes. Interest expense, including amortization of deferred issuance costs, recognized on the notes was $3.0 million for the year ended December 31, 2015.

The following table represents the amounts recorded for the 7.75% subordinated notes as of December 31, 2015:

	December 31, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	100,000	(3,612)	96,388

12.	Shareholders’ Equity

Dividends

The ability of Global Indemnity plc to pay dividends is subject to Irish regulations. Under Irish law, dividends and distributions may only be made from distributable reserves. As of December 31, 2015, the Company’s distributable reserves were $931.5 million.

Since the Company is a holding company and has no direct operations, its ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See Note 18 for additional information regarding dividend limitations imposed on Global Indemnity Reinsurance and the U.S. insurance subsidiaries.

Repurchases and Redemptions of the Company’s Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2015, 2014, and 2013, the Company purchased an aggregate of 11,895, 5,444 and 2,370, respectively, of surrendered A ordinary shares from its employees for $0.3 million, $0.1 million and $0.1 million, respectively. All shares purchased from employees by the Company are held as treasury stock and recorded at cost.

On October 29, 2015, Global Indemnity entered into a redemption agreement with certain affiliates of Fox Paine & Company and agreed to redeem 8,260,870 of its ordinary shares for $190.0 million in the aggregate from affiliates of Fox Paine & Company. Global Indemnity also acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. After giving effect to the share redemptions and regardless of whether or not the additional redemption rights are exercised, affiliates of Fox Paine & Company will continue to have the ability to cast a majority of votes on matters submitted to Global Indemnity shareholders for approval.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information with respect to ordinary shares that were surrendered, repurchased, or redeemed in 2015:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1 – 31, 2015	9,009	(2)	$28.37	—	—
March 1 – 31, 2015	2,290	(2)	$26.98	—	—
May 1 – 31, 2015	596	(2)	$27.01	—	—
November 1 – 30, 2015	8,260,870	(3)	$23.00	—	—

Total	8,272,765		$23.01	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(3)	Of these shares, 7,928,004 shares were converted from B ordinary shares to A ordinary shares. Of the 7,928,004 converted shares, 4,555,061 were redeemed and 3,372,943 went into a liquidating trust.

Other than the 7,928,004 B ordinary shares that were converted to A ordinary shares as noted above, no additional B ordinary shares were surrendered, repurchased or redeemed in 2015.

The following table provides information with respect to the ordinary shares that were surrendered or repurchased in 2014:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1 – 31, 2014	3,644	(2)	$25.30	—	—
February 1 – 28, 2014	362	(2)	$24.00	—	—
March 1 – 31, 2014	1,438	(2)	$26.23	—	—

Total	5,444		$25.46	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered, repurchased, or redeemed in 2014.

13.	Related Party Transactions

Fox Paine & Company

As of December 31, 2015, Fox Paine & Company beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine & Company has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine & Company for so long as Fox Paine & Company holds an aggregate of 25% or

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more of the voting power in the Company. Fox Paine & Company controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which was managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. The Company’s investment in Fox Paine Capital Fund, II was valued at $3.4 million at December 31, 2014. In connection with the Company’s share redemption, Global Indemnity Reinsurance elected to redeem its shares in Fox Paine Capital Fund II, and as a result, the Company no longer held an interest in Fox Paine Capital Fund II as of November 10, 2015. All of Global Indemnity Reinsurance’s allocable Global Indemnity plc shares that were held by Fox Paine Capital Fund, II were transferred into a new liquidating partnership. Global Indemnity Reinsurance’s allocation of these shares totaled 116,973 shares. Of these shares, 82,888 shares were redeemed for $1.9 million and 34,085 shares are still being held by the new partnership, which also holds shares on behalf of other limited partners who elected to participate in the redemption. See note 12 for additional information on the share redemption.

During the year ended December 31, 2015, the Company received a distribution of $0.8 million from Fox Paine Capital Fund II. There were no distributions received from Fox Paine Capital Fund II during 2014 and 2013.

The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. Starting in 2014, this fee is adjusted annually to reflect the percentage change in the CPI-U. In addition, the payment of the annual management fee will be deferred until a change of control or September, 2018, whichever occurs first, and is subject to an annual adjustment equal to the rate of return the Company earns on its investment portfolio. Management fee expense of $1.9 million was incurred during each of the years ended December 31, 2015, 2014, and 2013. As of December 31, 2015 and 2014, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $2.6 million and $0.6 million, respectively.

In connection with the acquisition of American Reliable, the Company agreed to pay to Fox Paine & Company an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares will be registered but cannot be sold until the earlier of five years or a change of control. See Note 15 for additional information on the Global Indemnity plc Share Incentive Plan.

During 2015, the Company reimbursed Fox Paine & Company $1.2 million for expenses related to the redemption of the Company’s ordinary shares. See Note 12 for additional information on the share redemption.

Cozen O’Connor

The Company incurred $0.7 million, $0.2 million, and $0.02 million for legal services rendered by Cozen O’Connor during the years ended December 31, 2015, 2014, and 2013, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned on December 31, 2015.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crystal & Company

During each of the years ended December 31, 2015, 2014 and 2013, the Company incurred $0.2 million in brokerage fees to Crystal & Company, an insurance broker. In January of 2016, a subsidiary of the Company entered into an agency relationship with Crystal & Company in which Crystal & Company will be paid a commission on net premiums written and collected consistent with those paid to other agencies in the Company’s ordinary course of business. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

Hiscox Insurance Company (Bermuda) Ltd.

Global Indemnity Reinsurance is a participant in two reinsurance agreements with Hiscox Insurance Company (Bermuda) Ltd. (“Hiscox Bermuda”) while Steve Green, the President of Global Indemnity Reinsurance, was a member of Hiscox Bermuda’s Board of Directors. Steve Green was a member of the Hiscox Bermuda’s Board of Directors until May, 2014. The Company estimated that the following earned premium and incurred losses related to these agreements have been assumed by Global Indemnity Reinsurance from Hiscox Bermuda:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Assumed earned premium	$2,266	$6,383	$3,053
Assumed losses and loss adjustment expenses	509	763	987

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

	As of December 31.
(Dollars in thousands)	2015	2014
Net receivable (payable) balance	$(110)	$2,897

14.	Commitments and Contingencies

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2015, the Company has funded $30.0 million of this commitment leaving $20.0 million as unfunded.

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2015, 2014, and 2013 was $3.5 million, $2.6 million, and $2.4 million, respectively. Rent expense was net of sublease income of $0.07 million, $0.04 million, and $0.01 million for the years ended December 31, 2015, 2014, 2013, respectively. At December 31, 2015, future minimum cash payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2016	$3,263
2017	3,180
2018	3,149
2019	2,122
2020 and thereafter	114

Total (1)	$11,828

(1)	Minimum payments have not been reduced by minimum sublease rentals of $24 due in the future under non-cancelable subleases.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee to Fox Paine & Company. See Note 13 above for additional information pertaining to this management agreement.

15.	Share-Based Compensation Plans

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

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. The tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $0.05 million and $0.04 million for the years ended December 31, 2015 and 2014, respectively. There was no tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes during 2013.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2013	464,743	—	464,743	$19.87
Options issued	—	—	—	—
Options forfeited	(5,000)	—	(5,000)	$29.24
Options exercised	(14,292)	—	(14,292)	$20.00
Options expired	(32,951)	—	(32,951)	$34.00
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2013	412,500	—	412,500	$18.62
Options issued	325,000	—	325,000	$31.74
Options forfeited	(125,000)	—	(125,000)	$19.60
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2014	612,500	—	612,500	$25.38
Options issued	—	200,000	200,000	$28.37
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	(12,500)	—	(12,500)	$37.70
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2015	600,000	200,000	800,000	$25.94

Options exercisable at December 31, 2015	360,000	—	360,000	$20.29

During the year ended December 31, 2015, the Company awarded 200,000 options with a strike price of $28.37 per share which vest one third on each of December 31, 2015, 2016, and 2017 based on achievement of Board approved performance targets. 66,667 of the options were due to vest on December 31, 2015 but did not meet the performance criteria for vesting. During the year ended December 31, 2014, the Company granted 325,000 Time-Based Options under the Plan. Of these options, 25,000 were forfeited during 2014. The remaining 300,000 stock options were issued to the Company’s Chief Executive Officer. See below for vesting schedule related to this stock award. No stock options were awarded in the year ended December 31, 2013.

The Company recorded $0.4 million, $0.3 million, and $1.2 million of compensation expense for stock options outstanding under the Plan in each of the years ended December 31, 2015, 2014, and 2013, respectively.

The Company did not receive any proceeds from the exercise of options during 2015 or 2014 under the Plan. In 2013, the Company received $0.3 million from the issuance of 14,292 A ordinary shares at a weighted average grant date value of $20.00 per share exercised by a former employee of the Company under the previous share incentive plan.

Amortization expense related to options outstanding is anticipated to be $0.4 million in 2016 and 2017.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option intrinsic values, which are the differences between the fair value of $29.02 at December 31, 2015 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price		Intrinsic Value
Outstanding	800,000	$25.94		$3.5 million
Exercisable	360,000	$20.29	(1)	$3.3 million
Exercised (2)	—	N/A		N/A

(1)	Includes the weighted average strike price on 60,000 of options which are excluded from the intrinsic value calculation of $3.3 million due to the strike price of the options exceeding the fair value of $29.02 at December 31, 2015.
(2)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2015 include the following:

Option Price	Number of options exercisable
$17.87	300,000
$32.38	60,000

Options exercisable at December 31, 2015	360,000

The weighted average fair value of options granted under the Plan was $8.69 and $7.92 in 2015 and 2014, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions. There were no options granted under the Plan in 2013.

	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	31.59%	37.7%
Risk-free interest rate	1.7%	1.7%
Expected option life	5.0 years	6.9 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2015, 2014, and 2013:

Ranges of Exercise Prices	Outstanding at December 31, 2015		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	300,000		$17.87	5.7 years
$20.00 – $29.99	200,000		$28.37	9.0 years
$30.00 – $37.70	300,000	(1)	$32.38	8.1 years

Total	800,000

(1)—the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

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

Restricted Shares

In addition to stock option grants, the Plan also provides for the granting of restricted shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $3.5 million, $2.6 million and $2.1 million for 2015, 2014, and 2013, respectively. The total unrecognized compensation expense for the non-vested restricted stock is $6.2 million at December 31, 2015, which will be recognized over a weighted average life of 1.9 years.

The following table summarizes the restricted stock grants since the 2003 inception of the previous share incentive plan.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2012	629,481	354,859	984,340
2013	81,587	50,421	132,008
2014	95,694	36,608	132,302
2015	138,507	36,321	174,828

	945,269	478,209	1,423,478

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2015, 2014, and 2013:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2013	34,504	$17.87
Shares issued	132,008	$22.78
Shares vested	(67,937)	$22.17
Shares forfeited	(454)	$22.13

Non-vested Restricted Shares at December 31, 2013	98,121	$21.48
Shares issued	132,302	$25.67
Shares vested	(57,017)	$24.29
Shares forfeited	(1,131)	$22.13

Non-vested Restricted Shares at December 31, 2014	172,275	$23.76
Shares issued	174,828	$28.24
Shares vested	(70,503)	$25.31
Shares forfeited	(16,695)	$24.11

Non-vested Restricted Shares at December 31, 2015	259,905	$26.33

Based on the terms of the Restricted Share grants, all forfeited shares revert back to the Company.

During 2013, the Company granted an aggregate of 81,587 A ordinary shares to key employees at a weighted average grant date fair value of $22.13 per share. Of the A ordinary shares granted in 2013, 11,296 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. The remaining 70,291 shares were granted to key employees and will vests as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50.0% of granted stock vests 100% on the third anniversary of the grant subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant. The remaining 78,166 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the third anniversary of the grant subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

During 2014, the Company granted 36,608 A ordinary shares, at a weighted average grant date fair value of $26.46 per share, to non-employee directors of the Company under the Plan. As noted above, an additional 18,838 A ordinary shares were issued to non-employee directors on June 12, 2014. These shares were earned by non-employee directors prior to January 1, 2014 and were conditioned on shareholders’ approval of the Plan at the Company’s June 11, 2014 annual shareholder meeting. The shareholders approved the plan at the June 11, 2014 annual shareholder meeting.

During 2015, the Company granted an aggregate of 138,507 A ordinary shares to key employees at a weighted average grant date fair value of $28.37 per share under the Plan. Of the shares granted in 2015, 10,574 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 shares were granted to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the third anniversary of the grant subject to calendar year true-up of bonus year underwriting results and are subject to Board approval.

During 2015, the Company granted 36,321 A ordinary shares, at a weighted average grant date fair value of $27.73 per share, to non-employee directors of the Company under the Plan.

All of the shares granted to non-employee directors in 2015, 2014, and 2013 were fully vested but subject to certain restrictions.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $2.0 million, $1.2 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

17.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2015	2014	2013
Net income	$41,469	$62,856	$61,690

Basic earnings per share:
Weighted average shares outstanding—basic	24,253,657	25,131,811	25,072,712

Net income per share	$1.71	$2.50	$2.46

Diluted earnings per share:
Weighted average shares outstanding—diluted	24,505,851	25,331,420	25,174,015

Net income per share	$1.69	$2.48	$2.45

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted average shares for basic earnings per share	24,253,657	25,131,811	25,072,712
Non-vested restricted stock	148,669	100,546	53,876
Options	103,525	99,063	47,427

Weighted average shares for diluted earnings per share	24,505,851	25,331,420	25,174,015

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2015, 2014 and 2013 do not include 500,000, 312,500 and 12,500 options, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options which are deemed to be anti-dilutive at December 31, 2015:

Grant Date	Expiration Date	Outstanding Options	Strike Price
February 9, 2014	February 10, 2024	300,000	$32.38
January 1, 2015	January 1, 2025	200,000	$28.37

		500,000

18.	Statutory Financial Information

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2015, the maximum amount of distributions that could be paid in 2016 by the United National

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance companies, the Penn-America insurance companies, and American Reliable as dividends under applicable laws and regulations without regulatory approval is approximately $17.3 million, $8.3 million and $7.8 million, respectively. The Penn-America insurance companies limitation includes $2.7 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2015 ownership percentages. For 2015, the Penn-America insurance companies declared and paid dividends of $8.4 million, the United National insurance companies declared dividends of $35.0 million and American Reliable did not declare or pay any dividends.

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

Based on the standards currently adopted, the Company reported in its 2015 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Statutory capital and surplus, as of end of period (1)	$318,101	$253,362	$251,464
Statutory net income (loss)	48,633	36,003	31,781

(1)	Includes extraordinary dividend declared in 2013 for an aggregate of $200 million.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2015 statutory financial statements that will be filed in 2016, Global Indemnity Reinsurance could pay a dividend of up to $234.8 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Statutory capital and surplus, as of end of period	$713,842	$923,862	$913,401
Statutory net income (loss)	864	44,593	31,697

19.	Segment Information

The acquisition of American Reliable has impacted the way the Company manages and analyzes its operating results. The business acquired from American Reliable is considered to be a separate segment, Personal Lines. The Company now manages its business through three reportable business segments: Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs; Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage; and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

All three segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2.

Prior to 2015, the Commercial Lines segment was known as Insurance Operations segment. With the acquisition of American Reliable, the Insurance Operations segment was renamed to Commercial Lines segment. The newly acquired American Reliable became the Company’s Personal Lines segment. For segment reporting, the values for 2013 and 2014 did not change for Commercial Lines and Reinsurance Operations.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are tabulations of business segment information for the years ended December 31, 2015, 2014, and 2013. Corporate information is included to reconcile segment data to the consolidated financial statements.

2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$214,218		$326,282		$49,733		$590,233

Net premiums written	$197,526		$254,035		$49,683		$501,244

Net premiums earned	$199,304		$253,048		$51,791		$504,143
Other income (loss)	621		2,872		(93)		3,400

Total revenues	199,925		255,920		51,698		507,543

Losses and Expenses:
Net losses and loss adjustment expenses	97,530		163,986		13,852		275,368
Acquisition costs and other underwriting expenses	83,170	(3)	99,140	(4)	18,993		201,303

Income (loss) from segments	$19,225		$(7,206)		$18,853		$30,872

Unallocated Items:
Net investment income							34,609
Net realized investment losses							(3,374)
Corporate and other operating expenses							(24,448)
Interest expense							(4,913)

Income before income taxes							32,746
Income tax benefit							8,723

Net income							41,469

Total assets	$729,097		$510,503		$717,694	(5)	$1,957,294

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $1,051 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $1,265 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$229,978		$61,275		$291,253

Net premiums written	$212,965		$60,216		$273,181

Net premiums earned	$211,165		$57,354		$268,519
Other income (loss)	620		(65)		555

Total revenue	211,785		57,289		269,074
Losses and Expenses:
Net losses and loss adjustment expenses	117,586		19,975		137,561
Acquisition costs and other underwriting expenses	88,983	(3)	20,636		109,619

Income from segments	$5,216		$16,678		$21,894

Unallocated items:
Net investment income					28,821
Net realized investment gains					35,860
Corporate and other operating expenses					(14,559)
Interest expense					(822)

Income before income taxes					71,194
Income tax expense					(8,338)

Net income					$62,856

Total assets	$1,288,763		$641,270	(4)	$1,930,033

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,114 related to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$232,373		$58,350		$290,723

Net premiums written	$213,705		$58,279		$271,984

Net premiums earned	$196,302		$52,420		$248,722
Other income (loss)	5,795		(4)		5,791

Total revenue	202,097		52,416		254,513
Losses and Expenses:
Net losses and loss adjustment expenses	116,837		16,154		132,991
Acquisition costs and other underwriting expenses	87,360	(3)	18,291		105,651

Income (loss) from segments	$(2,100)		$17,971		$15,871

Unallocated items:
Net investment income					37,209
Net realized investment gains					27,412
Corporate and other operating expenses					(11,614)
Interest expense					(6,169)

Income before income taxes					62,709
Income tax expense					(1,019)

Net income					$61,690

Total assets	$1,264,306		$647,473	(4)	$1,911,779

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,026 related to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

20.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2015, 2014, and 2013:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Federal income taxes paid	$104	$13,997	$162
Federal income taxes recovered	2	136	7,613
Interest paid	3,926	804	7,678

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Cash Activities

On January 1, 2015, Global Indemnity Group, Inc. acquired 100% of the voting equity interest of American Reliable. In conjunction with the acquisition, fair value of assets acquired and liabilities assumed by the Company were as follows:

(Dollars in thousands)
Fair value of assets acquired (including goodwill)	$383,668
Liabilities assumed	283,871

21.	New Accounting Pronouncements

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

In May, 2015, the FASB issued new accounting guidance surrounding investments in certain entities that calculate net asset value per share. The new guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2015 which resulted in the Company’s other invested assets, that are measured utilizing net asset value, being removed from the fair value hierarchy. The adoption of this guidance only impacted the Company’s fair value disclosures and had no impact on the Company’s financial condition, results of operations, or cash flows.

In May, 2015, the FASB issued new accounting guidance regarding short-duration contracts. The new guidance requires additional disclosure regarding the liability for unpaid claims and claim adjustment expenses. This guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company plans to include these disclosures in its year ended December 31, 2016 financial statements.

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

GLOBAL INDEMNITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May, 2014, the FASB issued new accounting guidance regarding the recognition of revenue from customers arising from the transfer of goods and services. New and enhanced disclosures will also be required. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, and cash flows.

In February, 2013, the FASB issued new accounting guidance regarding other comprehensive income. The new guidance requires additional disclosure regarding amounts reclassified out of accumulated other comprehensive by component. This guidance was effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.

The Company does not expect any of these new accounting pronouncements to have a material impact on the Company’s consolidated statements of financial position or results of operations.

22.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2015 and 2014 quarterly performance is as follows:

	Year Ended December 31, 2015
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$127,337	$128,877	$124,707	$123,222
Net investment income	8,241	9,141	8,852	8,375
Net realized investment gains (losses)	(2,970)	6,532	(10,778)	3,842
Net losses and loss adjustment expenses	69,619	79,560	77,691	48,498
Acquisition costs and other underwriting expenses	48,258	50,926	50,934	51,185
Income before income taxes	3,238	9,772	(9,727)	29,463
Net income	6,794	11,117	(3,746)	27,304
Per share data—Diluted:
Net income	$0.26	$0.43	$(0.15)	$1.30

	Year Ended December 31, 2014
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$67,544	$66,017	$68,028	$66,930
Net investment income	8,284	7,677	6,527	6,333
Net realized investment gains (losses)	(813)	39,881	1,158	(4,366)
Net losses and loss adjustment expenses	38,572	38,270	36,654	24,065
Acquisition costs and other underwriting expenses	26,485	27,171	27,458	28,505
Income before income taxes	6,974	44,798	8,128	11,294
Net income	8,823	33,208	9,761	11,064
Per share data—Diluted:
Net income	$0.35	$1.31	$0.39	$0.44

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2015. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2015, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 162.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Global Indemnity plc

We have audited Global Indemnity plc’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Global Indemnity plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Indemnity plc as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended, and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 14, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (“2016 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2016 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2016 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2016 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2016 Proxy Statement.

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 96 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 96 are filed as part of this report.

Exhibit No.	Description

2.1	American Reliable SPA dated as of October 16, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2014 (File No. 001-34809)).

3.1	Memorandum and Articles of Association of Global Indemnity plc (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2013 (File No. 001-34809)).

3.2	Certificate of Incorporation of Global Indemnity plc, an Irish public limited company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

4.1	Indenture, dated as of August 12, 2015, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 12, 2015)(File No. 001-34809)).

4.2	Officers’ Certificate, dated August 12, 2015 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

4.3	Form of 7.75% Subordinated Notes due 2045 (included in Exhibit 4.2) (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

Exhibit No.	Description

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.5*	Amendment No. 3 to the Management Agreement, dated as of April 10, 2011, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34809)).

10.6*	Amended and Restated Management Agreement, dated as of October 31, 2013, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.7*	Reaffirmation Agreements, dated as of October 31, 2013, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc. reaffirming the March 15, 2011 Guaranty Agreements (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.8*	Amendment No. 1 and the Global Indemnity plc Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 28, 2015 (File No. 001-34809)).

10.9*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.10*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.11*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.12*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809))

10.13*	Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 001-34809)).

10.14*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.15*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

Exhibit No.	Description

10.16*	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated herein by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

10.17*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.18*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.19*	Description of Employment Arrangement with Cynthia Y. Valko, dated December 10, 2014 (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 12, 2014 (File No. 001-34809)).

10.20*	Executive Employment Term Sheet with Stephen Green, dated February 18, 2015 (incorporated herein by reference to exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.21	Amended and Restated Institutional Account Agreement dated as of June 7, 2013 (incorporated herein by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34809)).

10.22	Amended and Restated Institutional Account Agreement dated as of May 28, 2014 (incorporated herein by reference to exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.23	Redemption Agreement, dated October 29, 2015, by and between Global Indemnity plc and the parties listed on Annex A thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated October 29, 2015)(File No. 001-34809)).

21.1+	List of Subsidiaries.

23.1+	Consent of Ernst and Young LLP.

23.2+	Consent of PricewaterhouseCoopers LLP

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 14, 2016.

SIGNATURE	TITLE

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Cynthia Y. Valko Cynthia Y. Valko	Chief Executive Officer and Director

/s/ Thomas M. McGeehan Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James W. Crystal James W. Crystal	Director

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ John H. Howes John H. Howes	Director

/s/ Larry N. Port Larry N. Port	Director

/s/ Bruce Lederman Bruce Lederman	Director

/s/ Raphael de Balmann Raphael de Balmann	Director

/s/ Joseph W. Brown Joseph W. Brown	Director

GLOBAL INDEMNITY PLC

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2015
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$106,303	$107,122	$107,122
States, municipalities, and political subdivisions	203,121	205,240	205,240
Mortgage-backed and asset-backed securities	561,503	559,535	559,535
Public utilities	23,990	23,796	23,796
All other corporate bonds	413,416	410,456	410,456

Total fixed maturities	1,308,333	1,306,149	1,306,149

Equity securities:
Common stocks:
Public utilities	6,147	6,373	6,373
Industrial and miscellaneous	94,010	103,942	103,942

Total equity securities	100,157	110,315	110,315

Other long-term investments	32,592	32,592	32,592

Total investments	$1,441,082	$1,449,056	$1,449,056

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts; original cost for other long-term investments adjusted for income or loss earned on investments in accordance with equity method of accounting. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	Years Ended December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,185	$46
Equity in unconsolidated subsidiaries (1)	951,760	1,017,710
Due from affiliates (1)	3,645	—
Other assets	—	705

Total assets	$957,590	$1,018,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$96,388	$—
Intercompany notes payable (1)	108,000	108,000
Due to affiliates (1)	—	938
Other liabilities	3,221	1,178

Total liabilities	207,609	110,116

Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,424,546 and 16,331,577, respectively; A ordinary shares outstanding:13,313,751 and 13,266,762 respectively; B ordinary shares issued and outstanding: 4,133,366 and 12,061,370, respectively	3	3
Deferred shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding (1)	55	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	529,872	519,590
Accumulated other comprehensive income, net of tax	4,078	23,384
Retained earnings	318,416	466,717
A ordinary shares in treasury, at cost: 3,110,795 and 3,064,815 shares, respectively	(102,443)	(101,404)

Total shareholders’ equity	749,981	908,345

Total liabilities and shareholders’ equity	$957,590	$1,018,461

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Total revenues	$—	$—	$—
Expenses:
Intercompany interest expense (1)	1,296	1,296	1,296
Other expenses	8,203	4,484	3,848

Loss before equity in earnings of unconsolidated subsidiaries	(9,499)	(5,780)	(5,144)
Equity in earnings of unconsolidated subsidiaries (1)	50,968	68,636	66,834

Net income	41,469	62,856	61,690

Other comprehensive income, net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	(19,306)	(30,644)	678

Other comprehensive income (loss), net of tax	(19,306)	(30,644)	678

Comprehensive income, net of tax	$22,163	$32,212	$62,368

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net cash provided by (used for) operating activities	$95,891	$(1,598)	$57

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	100,000	—	—
Debt issuance cost	(3,659)	—	—
Purchases of A ordinary shares	(333)	(139)	(55)
Tax benefit on share-based compensation expense	10	37	—
Redemption of ordinary shares	(189,770)	—	—

Net cash used for financing activities	(93,752)	(102)	(55)

Net change in cash and equivalents	2,139	(1,700)	2
Cash and cash equivalents at beginning of period	46	1,746	1,744

Cash and cash equivalents at end of period	$2,185	$46	$1,746

Supplemental Non-Cash Disclosure:

During the years ended December 31, 2014 and 2013, the Company received a non-cash dividend of $2.7 million and $19.1 million, respectively, from one of its subsidiaries which was used to repay intercompany balances due. The Company did not receive any non-cash dividends during the years ended December 31, 2015.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2015:
Commercial Lines	$20,784	$524,607	$100,027	$—
Personal Lines	31,900	94,359	169,669	—
Reinsurance Operations	3,833	61,081	16,589	—
At December 31, 2014:
Commercial Lines	$21,249	$579,621	$102,118	$—
Reinsurance Operations	3,989	95,851	18,697	—
At December 31, 2013:
Commercial Lines	$19,036	$678,381	$100,791	$—
Reinsurance Operations	3,141	101,085	15,838	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2015:
Commercial Lines	$199,304	$97,530	$43,821	$197,526
Personal Lines	253,048	163,986	31,291	254,035
Reinsurance Operations	51,791	13,852	11,058	49,683

Total	$504,143	$275,368	$86,170	$501,244

For the year ended December 31, 2014:
Commercial Lines	$211,165	$117,586	$45,015	$212,965
Reinsurance Operations	57,354	19,975	12,036	60,216

Total	$268,519	$137,561	$57,051	$273,181

For the year ended December 31, 2013:
Commercial Lines	$196,302	$116,837	$44,115	$213,705
Reinsurance Operations	52,420	16,154	9,672	58,279

Total	$248,722	$132,991	$53,787	$271,984

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2015	$34,609	$24,448
For the year ended December 31, 2014	$28,821	$14,559
For the year ended December 31, 2013	$37,209	$11,614

GLOBAL INDEMNITY PLC

SCHEDULE IV—REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2015:
Property & Liability Insurance	$452,441	$92,852	$144,554	$504,143	28.7%
For the year ended December 31, 2014:
Property & Liability Insurance	$228,652	$18,547	$58,414	$268,519	21.8%
For the year ended December 31, 2013:
Property & Liability Insurance	$215,713	$19,485	$52,494	$248,722	21.1%

GLOBAL INDEMNITY PLC

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2015:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,518	$128	$—	$—	$1,646
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,350	325	—	—	9,675
For the year ended December 31, 2014:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,782	$(264)	$—	$—	$1,518
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,010	340	—	—	9,350
For the year ended December 31, 2013:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,338	$444	$—	$—	$1,782
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,010	—	—	—	9,010

GLOBAL INDEMNITY PLC

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2015	$56,517	$680,047	$3,000	$286,285
As of December 31, 2014	25,238	675,472	4,000	120,815
As of December 31, 2013	22,177	779,466	6,000	116,629

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2015	$504,143	$34,609	$310,066	$(34,698)	$86,170	$332,417	$501,244
For the year ended December 31, 2014	268,519	28,821	153,994	(16,433)	57,051	172,265	273,181
For the year ended December 31, 2013	248,722	37,209	140,873	(7,882)	53,787	184,564	271,984

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.