Form 10-Q
period 2016-03-31
Global Indemnity plc
filed 2016-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 2, 2016, the registrant had outstanding 13,447,913 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2016	December 31, 2015
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,306,350 and $1,308,333)	$1,312,909	$1,306,149
Equity securities:
Available for sale, at fair value (cost: $100,175 and $100,157)	113,398	110,315
Other invested assets	32,626	32,592

Total investments	1,458,933	1,449,056
Cash and cash equivalents	47,304	67,037
Premiums receivable, net	85,568	89,245
Reinsurance receivables, net	113,564	115,594
Funds held by ceding insurers	17,281	16,037
Federal income taxes receivable	4,931	4,828
Deferred federal income taxes	37,324	34,687
Deferred acquisition costs	55,338	56,517
Intangible assets	23,475	23,607
Goodwill	6,521	6,521
Prepaid reinsurance premiums	50,405	44,363
Receivable for securities sold	—	172
Other assets	66,005	49,630

Total assets	$1,966,649	$1,957,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$676,236	$680,047
Unearned premiums	287,561	286,285
Ceded balances payable	5,761	4,589
Contingent commissions	8,070	11,069
Payable for securities purchased	94	—
Debt	166,737	172,034
Other liabilities	56,084	53,344

Total liabilities	1,200,543	$1,207,368

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,552,126 and 16,424,546, respectively; A ordinary shares outstanding: 13,413,828 and 13,313,751, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	3	3
Additional paid-in capital	530,556	529,872
Accumulated other comprehensive income, net of taxes	13,236	4,078
Retained earnings	325,541	318,416
A ordinary shares in treasury, at cost: 3,138,298 and 3,110,795 shares, respectively	(103,230)	(102,443)

Total shareholders’ equity	766,106	749,926

Total liabilities and shareholders’ equity	$1,966,649	$1,957,294

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2016	2015
Revenues:
Gross premiums written	$141,366	$142,869

Net premiums written	$116,872	$126,104

Net premiums earned	$121,636	$127,337
Net investment income	9,746	8,241
Net realized investment losses:
Other than temporary impairment losses on investments	(1,050)	(341)
Other net realized investment losses	(6,443)	(2,629)

Total net realized investment losses	(7,493)	(2,970)
Other income	956	552

Total revenues	124,845	133,160
Losses and Expenses:
Net losses and loss adjustment expenses	64,784	69,619
Acquisition costs and other underwriting expenses	52,090	48,258
Corporate and other operating expenses	3,803	11,540
Interest expense	2,215	505

Income before income taxes	1,953	3,238
Income tax benefit	(5,172)	(3,556)

Net income	$7,125	$6,794

Per share data:
Net income
Basic	$0.41	$0.27

Diluted	$0.41	$0.26

Weighted-average number of shares outstanding
Basic	17,224,051	25,449,282

Diluted	17,444,020	25,641,741

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2016	2015
Net income	$7,125	$6,794

Other comprehensive income, net of taxes:
Unrealized holding gains	10,130	6,357
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(1)	1
Reclassification adjustment for gains included in net income	(970)	(1,799)
Unrealized foreign currency translation gains (losses)	(1)	(238)

Other comprehensive income, net of tax	9,158	4,321

Comprehensive income, net of tax	$16,283	$11,115

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2016	Year Ended December 31, 2015
Number of A ordinary shares issued:
Number at beginning of period	16,424,546	16,331,577
Ordinary shares issued under share incentive plans	118,138	121,812
Ordinary shares issued to directors	9,442	36,321
B ordinary shares converted to A ordinary shares	—	7,928,004
Ordinary shares redeemed	—	(8,260,870)
Ordinary shares issued in connection with American Reliable acquisition	—	267,702

Number at end of period	16,552,126	16,424,546

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	12,061,370
B Ordinary shares converted to A ordinary shares	—	(7,928,004)

Number at end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$529,872	$519,590
Share compensation plans	559	10,272
Tax benefit on share-based compensation expense	125	10

Balance at end of period	$530,556	$529,872

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$4,078	$23,384
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	9,160	(19,436)
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	(10)
Unrealized foreign currency translation gains (losses)	(1)	140

Other comprehensive income (loss)	9,158	(19,306)

Balance at end of period	$13,236	$4,078

Retained earnings:
Balance at beginning of period	$318,416	$466,717
Ordinary shares redeemed	—	(189,770)
Net income	7,125	41,469

Balance at end of period	$325,541	$318,416

Number of treasury shares:
Number at beginning of period	3,110,795	3,064,815
A ordinary shares purchased	27,503	11,895
Elimination of shares indirectly owned by subsidiary	—	34,085

Number at end of period	3,138,298	3,110,795

Treasury shares, at cost:
Balance at beginning of period	$(102,443)	$(101,404)
A ordinary shares purchased, at cost	(787)	(333)
Elimination of shares indirectly owned by subsidiary	—	(706)

Balance at end of period	$(103,230)	$(102,443)

Total shareholders’ equity	$766,106	$749,926

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,125	$6,794
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of the value of business acquired	—	11,309
Amortization and depreciation	1,685	1,109
Amortization of debt issuance costs	31	—
Restricted stock and stock option expense	559	7,639
Deferred federal income taxes	(5,285)	(4,757)
Amortization of bond premium and discount, net	2,513	3,712
Net realized investment losses	7,493	2,970
Equity in the earnings of a partnership	(2,034)	(253)
Changes in:
Premiums receivable, net	3,677	17,595
Reinsurance receivables, net	2,030	(7,140)
Funds held by ceding insurers	(1,244)	1,390
Unpaid losses and loss adjustment expenses	(3,811)	5,693
Unearned premiums	1,276	(9,664)
Ceded balances payable	1,172	(3,510)
Other assets and liabilities, net	(17,489)	(17,355)
Contingent commissions	(2,999)	(5,353)
Federal income tax receivable/payable	(103)	1,116
Deferred acquisition costs, net	1,179	(13,990)
Prepaid reinsurance premiums	(6,042)	8,431

Net cash provided by (used for) operating activities	(10,267)	5,736

Cash flows from investing activities:
Cash release from escrow for business acquisition	—	113,696
Acquisition of business, net of cash acquired	—	(92,336)
Proceeds from sale of fixed maturities	65,641	108,120
Proceeds from sale of equity securities	11,453	6,509
Proceeds from sale of preferred stock	—	1,540
Proceeds from maturity of fixed maturities	30,352	77,390
Proceeds from limited partnership distribution	2,000	4,287
Amounts paid in connection with derivatives	(6,680)	(5,674)
Purchases of fixed maturities	(96,148)	(237,444)
Purchases of equity securities	(10,094)	(5,817)

Net cash used for investing activities	(3,476)	(29,729)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facilities	(5,314)	32,572
Debt issuance cost	(14)	—
Tax benefit on share-based compensation expense	125	57
Purchase of A ordinary shares	(787)	(317)

Net cash provided by (used for) financing activities	(5,990)	32,312

Net change in cash and cash equivalents	(19,733)	8,319
Cash and cash equivalents at beginning of period	67,037	58,823

Cash and cash equivalents at end of period	$47,304	$67,142

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

The Company manages its business through three reportable business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into three product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment, via the American Reliable Insurance Company (“American Reliable”) product classification, offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis and is managed in Scottsdale, AZ. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”). Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (‘Insurance Operations”). See Note 12 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2016 and 2015 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY PLC

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2016
Fixed maturities:
U.S. treasury and agency obligations	$87,107	$1,708	$(3)	$88,812	$—
Obligations of states and political subdivisions	183,920	3,692	(72)	187,540	—
Mortgage-backed securities	155,333	2,924	(147)	158,110	—
Asset-backed securities	264,543	647	(1,705)	263,485	(8)
Commercial mortgage-backed securities	137,586	57	(1,841)	135,802	—
Corporate bonds	359,614	2,992	(1,979)	360,627	—
Foreign corporate bonds	118,247	659	(373)	118,533	—

Total fixed maturities	1,306,350	12,679	(6,120)	1,312,909	(8)
Common stock	100,175	18,104	(4,881)	113,398	—
Other invested assets	32,626	—	—	32,626	—

Total	$1,439,151	$30,783	$(11,001)	$1,458,933	$(8)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2015
Fixed maturities:
U.S. treasury and agency obligations	$106,303	$1,140	$(321)	$107,122	$—
Obligations of states and political subdivisions	203,121	2,576	(457)	205,240	—
Mortgage-backed securities	157,753	2,113	(743)	159,123	—
Asset-backed securities	261,008	435	(1,421)	260,022	(9)
Commercial mortgage-backed securities	142,742	—	(2,352)	140,390	—
Corporate bonds	334,720	685	(3,294)	332,111	—
Foreign corporate bonds	102,686	194	(739)	102,141	—

Total fixed maturities	1,308,333	7,143	(9,327)	1,306,149	(9)
Common stock	100,157	16,118	(5,960)	110,315	—
Other invested assets	32,592	—	—	32,592	—

Total	$1,441,082	$23,261	$(15,287)	$1,449,056	$(9)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders’ equity at March 31, 2016 or December 31, 2015.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$87,993	$88,387
Due in one year through five years	619,767	624,782
Due in five years through ten years	37,099	38,378
Due in ten years through fifteen years	—	—
Due after fifteen years	4,029	3,965
Mortgage-backed securities	155,333	158,110
Asset-backed securities	264,543	263,485
Commercial mortgage-backed securities	137,586	135,802

Total	$1,306,350	$1,312,909

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2016:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$10,018	$(3)	$—	$—	$10,018	$(3)
Obligations of states and political subdivisions	13,890	(54)	1,071	(18)	14,961	(72)
Mortgage-backed securities	27,336	(125)	4,966	(22)	32,302	(147)
Asset-backed securities	156,349	(1,670)	17,206	(35)	173,555	(1,705)
Commercial mortgage-backed securities	107,312	(1,477)	22,934	(364)	130,246	(1,841)
Corporate bonds	93,317	(1,957)	2,478	(22)	95,795	(1,979)
Foreign corporate bonds	14,733	(359)	5,158	(14)	19,891	(373)

Total fixed maturities	422,955	(5,645)	53,813	(475)	476,768	(6,120)
Common stock	32,709	(4,881)	—	—	32,709	(4,881)

Total	$455,664	$(10,526)	$53,813	$(475)	$509,477	$(11,001)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2016, gross unrealized losses related to U.S. treasury and agency obligations were $0.003 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of March 31, 2016, gross unrealized losses related to obligations of states and political subdivisions were $0.072 million. Of this amount, $0.018 million have been in an unrealized loss position for twelve months or greater and are rated A. All factors that influence performance of the municipal bond market are

GLOBAL INDEMNITY PLC

considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) - As of March 31, 2016, gross unrealized losses related to mortgage-backed securities were $0.147 million. Of this amount, $0.022 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of March 31, 2016, gross unrealized losses related to asset backed securities were $1.705 million. Of this amount, $0.035 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 21.8. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2016, gross unrealized losses related to the CMBS portfolio were $1.841 million. Of this amount, $0.364 million have been in an unrealized loss position for twelve months or greater and are rated AA- or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 35.0. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds - As of March 31, 2016, gross unrealized losses related to corporate bonds were $1.979 million. Of this amount, $0.022 million have been in an unrealized loss position for twelve months or greater and are rated A-. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds - As of March 31, 2016, gross unrealized losses related to foreign bonds were $0.373 million. Of this amount, $0.014 million have been in an unrealized loss position for twelve months or greater and are rated A+. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY PLC

Common stock - As of March 31, 2016, gross unrealized losses related to common stock were $4.881 million. All unrealized losses have been in an unrealized loss position for less than twelve months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2016 and 2015:

(Dollars in thousands)	Quarters Ended March 31,
	2016	2015
Fixed maturities:
OTTI losses, gross	$(56)	$(10)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—

Net impairment losses on fixed maturities recognized in earnings	(56)	(10)
Equity securities	(994)	(331)

Total	$(1,050)	$(341)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters ended March 31, 2016 and 2015 for which a portion of the OTTI loss was recognized in other comprehensive income.

(Dollars in thousands)	Quarters Ended March 31,
	2016	2015
Balance at beginning of period	$31	$50
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—

Balance at end of period	$31	$50

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Net unrealized gains (losses)from:
Fixed maturities	$6,559	$(2,184)
Common stock	13,223	10,158
Deferred taxes	(6,546)	(3,896)

Accumulated other comprehensive income, net of tax	$13,236	$4,078

GLOBAL INDEMNITY PLC

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2016 and 2015:

Quarter Ended March 31, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before Reclassification	10,129	(1)	10,128
Amounts reclassified from accumulated other comprehensive income (loss)	(970)	—	(970)

Other comprehensive income (loss)	9,159	(1)	9,158

Ending balance	$13,359	$(123)	$13,236

Quarter Ended March 31, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive income (loss) before Reclassification	6,441	(321)	6,120
Amounts reclassified from accumulated other comprehensive income (loss)	(1,882)	83	(1,799)

Other comprehensive income (loss)	4,559	(238)	4,321

Ending balance	$28,206	$(501)	$27,705

GLOBAL INDEMNITY PLC

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2016 and 2015 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2016	2015
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(2,535)	$(3,381)
	Other than temporary impairment losses on investments	1,050	341

	Total before tax	(1,485)	(3,040)
	Income tax expense	515	1,158

	Unrealized gains and losses on available for sale securities, net of tax	$(970)	$(1,882)

Foreign currency items	Other net realized investment losses	$—	$128
	Income tax (benefit)	—	(45)

	Foreign currency items, net of tax	$—	$83

Total reclassifications	Total reclassifications, net of tax	$(970)	$(1,799)

Net Realized Investment Losses

The components of net realized investment losses for the quarters ended March 31, 2016 and 2015 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Fixed maturities:
Gross realized gains	$180	$733
Gross realized losses	(72)	(131)

Net realized gains	108	602

Common stock:
Gross realized gains	2,564	2,552
Gross realized losses	(1,187)	(338)

Net realized gains	1,377	2,214

Preferred stock:
Gross realized gains	—	96
Gross realized losses	—	—

Net realized gains	—	96

Derivatives:
Gross realized gains	—	—
Gross realized losses	(8,978)	(5,882)

Net realized losses	(8,978)	(5,882)

Total net realized investment losses	$(7,493)	$(2,970)

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment losses for the quarters ended March 31, 2016 and 2015 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Fixed maturities	$65,641	$108,120
Equity securities	11,453	6,509
Preferred stock	—	1,540

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2016 and 2015 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Fixed maturities	$7,224	$8,014
Equity securities	1,189	792
Cash and cash equivalents	30	18
Other invested assets	2,034	253

Total investment income	10,477	9,077
Investment expense	(731)	(836)

Net investment income	$9,746	$8,241

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2016 and 2015 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Net investment income	$9,746	$8,241

Net realized investment losses	(7,493)	(2,970)
Change in unrealized holding gains and losses	11,808	4,597

Net realized and unrealized investment returns	4,315	1,627

Total investment return	$14,061	$9,868

Total investment return % (1)	0.9%	0.6%

Average investment portfolio (2)	$1,511,204	$1,764,110

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset Backed and Credit Securities

As of March 31, 2016, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $34.9 million. Approximately $15.2 million of these securities were tax free municipal bonds, which represented approximately 1.0% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $5.2 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.5 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $10.0 million of insurance enhanced municipal bonds, $0.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AA	$505	$—
BBB	—	505

Total	$505	$505

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2016, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,536	$464	$—	$1,072
Assured Guaranty Corporation	3,577	—	—	3,577
Municipal Bond Insurance Association	4,828	—	—	4,828
Gov’t National Housing Association	552	—	552	—

Total backed by financial guarantors	10,493	464	552	9,477
Other credit enhanced municipal bonds	4,759	4,759	—	—

Total	$15,252	$5,223	$552	$9,477

In addition to the tax-free municipal bonds, the Company held $19.7 million of insurance enhanced asset-backed and taxable municipal bonds, which represented approximately 1.3% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $19.7 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($4.0 million), Ambac Financial Group ($1.0 million), Assured Guaranty Corporation ($14.6 million), and Financial Guaranty Insurance Group ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2016.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of March 31, 2016 and December 31, 2015:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2016	December 31, 2015
On deposit with governmental authorities	$39,070	$38,815
Intercompany trusts held for the benefit of U.S. policyholders	620,691	643,216
Held in trust pursuant to third party requirements	63,997	66,544
Letter of credit held for third party requirements	5,428	5,598
Securities held as collateral for borrowing arrangements (1)	89,119	95,647

Total	$818,305	$849,820

(1)	Amount required to collateralize margin borrowing facilities.

Variable Interest Entities

The Company has variable interest in a Variable Interest Entity (‘VIE”) for which it is not the primary beneficiary and accounts for this VIE under the equity method since its ownership interest exceeds 3%. This partnership is deemed to be a

GLOBAL INDEMNITY PLC

VIE because the equity holders invest as passive limited partners and as a group lack power to direct the activities that most significantly impact the respective entity’s economic performance. The VIE generates variability from investment portfolio performance and that variability is passed to the equity holders. For this VIE, the Company absorbs a portion, but not the majority of this variability, based on its proportional equity interest. The fair value of the non-consolidated VIE, in which the Company has a significant variable interest, was $32.6 million as of March 31, 2016 and December 31, 2015. The Company’s maximum exposure to loss was $54.6 million and $52.6 million as of March 31, 2016 and December 31, 2015, respectively. Maximum exposure to loss includes the fair value of the Company’s investment in this VIE and its unfunded commitment to the VIE. The Company’s investment in this VIE is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the statement of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)		March 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(22,994)	$200,000	$(15,256)

The following table summarizes the net losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2016 and 2015:

		Quarters Ended March 31,
(Dollars in thousands)	Statement of Operations Line	2016	2015
Interest rate swap agreements	Net realized investment losses	$(8,978)	$(5,882)

As of March 31, 2016 and December 31, 2015, the Company is due $4.8 million and $4.5 million, respectively, for funds it needed to post to execute the swap transaction and $22.4 million and $17.3 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY PLC

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$85,010	$3,802	$—	$88,812
Obligations of states and political subdivisions	—	187,540	—	187,540
Mortgage-backed securities	—	158,110	—	158,110
Commercial mortgage-backed securities	—	135,802	—	135,802
Asset-backed securities	—	263,485	—	263,485
Corporate bonds	—	360,627	—	360,627
Foreign corporate bonds	—	118,533	—	118,533

Total fixed maturities	85,010	1,227,899	—	1,312,909
Common stock	113,398	—	—	113,398

Total assets measured at fair value (1)	$198,408	$1,227,899	$—	$1,426,307

Liabilities:
Derivative instruments	$—	$22,994	$—	$22,994

Total liabilities measured at fair value	$—	$22,994	$—	$22,994

(1)	Excluded from the table above are limited partnerships of $32.6 million at March 31, 2016 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$101,264	$5,858	$—	$107,122
Obligations of states and political subdivisions	—	205,240	—	205,240
Mortgage-backed securities	—	159,123	—	159,123
Commercial mortgage-backed securities	—	140,390	—	140,390
Asset-backed securities	—	260,022	—	260,022
Corporate bonds	—	332,111	—	332,111
Foreign corporate bonds	—	102,141	—	102,141

Total fixed maturities	101,264	1,204,885	—	1,306,149
Common stock	110,315	—	—	110,315

Total assets measured at fair value (1)	$211,579	$1,204,885	$—	$1,416,464

Liabilities:
Derivative instruments	$—	$15,256	$—	$15,256

Total liabilities measured at fair value	$—	$15,256	$—	$15,256

(1)	Excluded from the table above are limited partnerships of $32.6 million at December 31, 2015 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facilities	$70,332	$70,332	$75,646	$75,646
7.75% Subordinated Notes due 2045 (1)	96,405	92,405	96,388	91,748

Total	$166,737	$162,737	$172,034	$167,394

(1)	As of March 31, 2016 and December 31, 2015, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.6 million.

The fair value of the margin borrowing facilities approximates its carrying value due to the facilities being due on demand. The 7.75% subordinated notes due 2045 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2016 or 2015.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on the net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	32,626	22,014	32,592	20,014

Total	$32,626	$22,014	$32,592	$20,014

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed in 2020.

GLOBAL INDEMNITY PLC

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for an investment in a limited partnership where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the partnership is reflected in the statement of operations, and the adjusted cost basis approximates fair value. The income or loss associated with this limited partnership, which was included in investment income, was $2.0 million and $0.3 million during the quarters end March 31, 2016 and 2015, respectively.

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

The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

•	Reviewing periodic reports provided by the Investment Manager that provide information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed or may potentially change.

GLOBAL INDEMNITY PLC

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.

•	On a quarterly basis, the Company corroborates investment security prices received from its pricing vendors by obtaining pricing from a second pricing vendor for a sample of securities.

During the quarters ended March 31, 2016 and 2015, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

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

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters ended March 31, 2016 and 2015 were as follows:

Quarter Ended March 31, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$31,823	$128,631	$(19,088)	$141,366

Net premiums written	$31,823	$85,049	$—	$116,872

Net premiums earned	$55,985	$65,651	$—	$121,636
Net investment income	13,103	5,135	(8,492)	9,746
Net realized investment gains (losses)	13	(7,506)	—	(7,493)
Other income	94	862	—	956

Total revenues	69,195	64,142	(8,492)	124,845
Losses and Expenses:
Net losses and loss adjustment expenses	25,672	39,112	—	64,784
Acquisition costs and other underwriting expenses	23,520	28,570	—	52,090
Corporate and other operating expenses	1,788	2,015	—	3,803
Interest expense	2,076	8,631	(8,492)	2,215

Income (loss) before income taxes	$16,139	$(14,186)	$—	$1,953

GLOBAL INDEMNITY PLC

Quarter Ended March 31, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$138,796	$123,004	$(118,931)	$142,869

Net premiums written	$138,757	$(12,653)	$—	$126,104

Net premiums earned	$71,664	$55,673	$—	$127,337
Net investment income	10,182	4,486	(6,427)	8,241
Net realized investment losses	(269)	(2,701)	—	(2,970)
Other income (loss)	(79)	631	—	552

Total revenues	81,498	58,089	(6,427)	133,160
Losses and Expenses:
Net losses and loss adjustment expenses	36,184	33,435	—	69,619
Acquisition costs and other underwriting expenses	30,294	17,964	—	48,258
Corporate and other operating expenses	2,081	9,459	—	11,540
Interest expense	394	6,538	(6,427)	505

Income (loss) before income taxes	$12,545	$(9,307)	$—	$3,238

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Current income tax expense :
Foreign	$113	$91
U.S. Federal	0	1,110

Total current income tax expense	113	1,201

Deferred income tax benefit:
U.S. Federal	(5,285)	(4,757)

Total deferred income tax benefit	(5,285)	(4,757)

Total income tax benefit	$(5,172)	$(3,556)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
(Dollars in thousands)	2016		2015
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(4,852)	(248.5%)	$(3,167)	(97.8%)
Adjustments:
Tax exempt interest	(104)	(5.3)	(136)	(4.2)
Dividend exclusion	(239)	(12.2)	(155)	(4.8)
Other	23	1.2	(98)	(3.0)

Actual tax on continuing operations	$(5,172)	(264.8%)	$(3,556)	(109.8%)

The effective income tax benefit rate for the quarter ended March 31, 2016 was 264.8%, compared to an effective income tax benefit rate of 109.8%, for the quarter ended March 31, 2015. The increase in the effective income tax benefit rate is primarily due to an increase in capital loss on the Company’s derivative instrument during the quarter ended March 31, 2016. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $10.9 million as of March 31, 2016 and December 31, 2015 which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $6.4 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively, which will expire in 2036 and

GLOBAL INDEMNITY PLC

2035, respectively. The Company has a Section 163(j) (“163(j)”) carryforward of $3.1 million as of March 31, 2016 and December 31, 2015 which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$680,047	$675,472
Less: Ceded reinsurance receivables	108,130	123,201

Net balance at beginning of period	571,917	552,271
Purchased reserves gross	—	90,645
Less: Purchased reserves ceded	—	(11,681)

Purchased reserves, net	—	78,964

Incurred losses and loss adjustment expenses related to:
Current year	71,380	73,114
Prior years	(6,596)	(3,495)

Total incurred losses and loss adjustment expenses	64,784	69,619

Paid losses and loss adjustment expenses related to:
Current year	19,826	14,682
Prior years	47,596	56,561

Total paid losses and loss adjustment expenses	67,422	71,243

Net balance at end of period	569,279	629,611
Plus: Ceded reinsurance receivables	106,957	140,508

Balance at end of period	$676,236	$770,119

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2016, the Company reduced its prior accident year loss reserves by $6.6 million, which consisted of a $5.6 million decrease related to Commercial Lines and a $1.0 million decrease related to Reinsurance Operations.

The $5.6 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	Property: A $1.5 million reduction driven by lower than expected case incurred emergence on non-catastrophe claims.

•	General Liability: A $4.2 million reduction primarily due to lower than anticipated claims severity in the general liability excluding construction defect reserve categories. The favorable development was primarily in small business and casualty brokerage and mainly in accident years 2008 through 2011.

The $1.0 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered in the 2014 and 2015 accident years based on a review of the experience reported from cedants.

In the first quarter of 2015, the Company decreased its prior accident year loss reserves by $3.5 million, which consisted of a $2.0 million decrease related to Commercial Lines and a $1.5 million decrease related to Reinsurance Operations.

The $2.0 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	Property: A $1.0 million reduction primarily due to severity and frequency emerging less than expected in accident years 2011 through 2014.

GLOBAL INDEMNITY PLC

•	Umbrella: $0.3 million decrease primarily due to emergence continuing to be better than anticipated in accident years 2003 through 2005.

•	General Liability: A $0.8 million decrease primarily due to the reduction of a reinsurance reserve resulting from the collection of two disputed balances.

The $1.5 million decrease related to Reinsurance Operations was primarily due to less severity on property than expected in accident years 2011 through 2014.

7.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to A ordinary shares that were surrendered, repurchased, or redeemed during the quarter ended March 31, 2016:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	12,410	(2)	$29.02	—	—
February 1 – 29, 2016	15,093	(2)	$28.25	—	—

Total	27,503		$28.60	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered, repurchased, or redeemed during the quarter ended March 31, 2015:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	9,009	(2)	$28.37	—	—
March 1-31, 2015	2,290	(2)	$26.98	—	—

Total	11,299		$28.09	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2015 Annual Report on Form 10-K for more information on the Company’s repurchase program

8.	Related Party Transactions

Fox Paine & Company

As of March 31, 2016, Fox Paine beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which was managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the

GLOBAL INDEMNITY PLC

September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. In connection with the Company’s share redemption, Global Indemnity Reinsurance elected to redeem its shares in Fox Paine Capital Fund II, and as a result, the Company no longer held an interest in Fox Paine Capital Fund II as of November 10, 2015. All of Global Indemnity Reinsurance’s allocable Global Indemnity plc shares that were held by Fox Paine Capital Fund, II were transferred into a new unrelated liquidating partnership.

During the quarter ended March 31, 2015, the Company received a distribution of $0.8 million from Fox Paine Capital Fund II. The Company did not receive any distribution from Fox Paine Capital Fund II during the quarter ended March 31, 2016.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million in each of the quarters ended March 31, 2016 and 2015 as part of the annual management fee paid to Fox Paine. As of March 31, 2016 and December 31, 2015, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $3.1 million and $2.6 million, respectively.

In connection with the acquisition of American Reliable, the Company agreed to pay to Fox Paine an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount is included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the quarter ended March 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan (the “Plan”) in May, 2015. These shares cannot be sold until the earlier of five years after January 1, 2015 or a change of control.

Cozen O’Connor

The Company incurred $0.1 million for legal services rendered by Cozen O’Connor during the quarter ended March 31, 2015. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned on December 31, 2015.

Crystal & Company

During each of the quarters ended March 31, 2016 and 2015, the Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker. In January of 2016, a subsidiary of the Company entered into an agency relationship with Crystal & Company in which Crystal & Company is to be paid a commission on net premiums written and collected consistent with those paid to other agencies in the Company’s ordinary course of business. The Company did not pay any commissions to Crystal & Company under this arrangement during the quarter ended March 31, 2016. James W. Crystal, the chairman and chief executive officer of Crystal & Company, is a member of the Company’s Board of Directors.

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

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015
Assumed earned premium	$57	$1,803
Assumed losses and loss adjustment expenses	(208)	535

GLOBAL INDEMNITY PLC

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Net receivable (payable) balance	$16	$(110)

9.	Commitments and Contingencies

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

Commitments

During 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2016, the Company has funded $28.0 million of this commitment leaving $22.0 million as unfunded.

10.	Share-Based Compensation Plans

Options

No stock options were awarded during the quarter ended March 31, 2016. The Company awarded 200,000 Time-Based Options under the Plan during the quarter ended March 31, 2015. During the quarter ended March 31, 2016, 66,667 unvested stock options were forfeited. No unvested stock options were forfeited during the quarter ended March 31, 2015.

Restricted Shares

During the quarter ended March 31, 2016, the Company granted 121,346 A ordinary shares, with a weighted average grant date value of $28.97 per share, to key employees under the Plan. Of the shares granted during the quarter ended March 31, 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 were granted to another key employee and vest 100% on February 7, 2019. 8,253 were issued to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the third anniversary of the grant subject to a true-up of bonus year underwriting results and are subject to Board approval.

During the quarter ended March 31, 2015, the Company granted 138,507 A ordinary shares, with a weighted average grant date value of $28.37 per share, to key employees under the Plan. Of the shares granted during the quarter ended March 31, 2015, 10,574 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of

GLOBAL INDEMNITY PLC

the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 were granted to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the third anniversary of the grant subject to a true-up of bonus year underwriting results and are subject to Board approval.

During the quarters ended March 31, 2016 and 2015, the Company issued 9,442 and 9,247 A ordinary shares, respectively, at a weighted average grant date value of $31.13 and $27.75 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares issued to non-employee directors of the Company in 2016 and 2015 were fully vested but subject to certain restrictions.

11.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended March 31,
except share and per share data)	2016	2015
Net income	$7,125	$6,794

Basic earnings per share:
Weighted average shares outstanding – basic	17,224,051	25,449,282

Net income per share	$0.41	$0.27

Diluted earnings per share:
Weighted average shares outstanding – diluted	17,444,020	25,641,741

Net income per share	$0.41	$0.26

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2016	2015
Weighted average shares for basic earnings per share	17,224,051	25,449,282
Non-vested restricted stock	111,381	90,475
Options	108,588	101,984

Weighted average shares for diluted earnings per share	17,444,020	25,641,741

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2016 and 2015 do not include 433,333 and 512,500 shares, respectively, which were deemed to be anti-dilutive.

The following table summarizes options which are deemed to be anti-dilutive at March 31, 2016:

Grant Date	Expiration Date	Outstanding Options	Strike Price
February 9, 2014	February 10, 2024	300,000	$32.38
January 1, 2015	January 1, 2025	133,333	$28.37

		433,333

GLOBAL INDEMNITY PLC

12.	Segment Information

The Company manages its business through three reportable business segments: Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage. Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The following are tabulations of business segment information for the quarters ended March 31, 2016 and 2015.

Quarter Ended March 31, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$49,091		$79,540		$12,735		$141,366

Net premiums written	$43,558		$60,579		$12,735		$116,872

Net premiums earned	$47,333		$62,086		$12,217		$121,636
Other income	163		699		94		956

Total revenues	47,496		62,785		12,311		122,592

Losses and Expenses:
Net losses and loss adjustment expenses	25,006		35,173		4,605		64,784
Acquisition costs and other underwriting expenses	20,471	(3)	27,136	(4)	4,483		52,090

Income (loss) from segments	$2,019		$476		$3,223		$5,718

Unallocated Items:
Net investment income							9,746
Net realized investment losses							(7,493)
Corporate and other operating expenses							(3,803)
Interest expense							(2,215)

Income before income taxes							1,953
Income tax benefit							5,172

Net income							7,125

Total assets	$774,062		$495,132		$697,455	(5)	$1,966,649

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $127 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $311 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Quarter Ended March 31, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$49,793		$73,211		$19,865		$142,869

Net premiums written	$45,622		$60,656		$19,826		$126,104

Net premiums earned	$50,714		$63,422		$13,201		$127,337
Other income	165		466		(79)		552

Total revenues	50,879		63,888		13,122		127,889

Losses and Expenses:
Net losses and loss adjustment expenses	29,603		35,918		4,098		69,619
Acquisition costs and other underwriting expenses	20,623	(3)	22,746	(4)	4,889		48,258

Income (loss) from segments	$653		$5,224		$4,135		$10,012

Unallocated Items:
Net investment income							8,241
Net realized investment losses							(2,970)
Corporate and other operating expenses							(11,540)
Interest expense							(505)

Income before income taxes							3,238
Income tax benefit							3,556

Net income							6,794

Total assets	$775,898		$509,841		$988,161	(5)	$2,273,900

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $268 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $317 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

13.	New Accounting Pronouncements

The following are new accounting guidance issued in 2016 which have not yet been adopted.

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance surrounding stock compensation. The new guidance simplifies several aspect of the accounting for share-based payment, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

This guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

In March, 2016, the FASB issued new accounting guidance surrounding revenue from contracts with customers. The new guidance clarifies the implementation guidance on principal versus agent considerations. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

In February, 2016, the FASB issued new accounting guidance regarding leases. The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

In January, 2016, the FASB issued new accounting guidance surrounding the accounting for financial instruments. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In

GLOBAL INDEMNITY PLC

particular, the guidance requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of this new guidance is permitted as of the beginning of the fiscal year of adoption. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, or cash flows.

14.	Subsequent Events

On April 1, 2016, an officer resigned and forfeited 133,333 of outstanding and unvested options to purchase A ordinary shares.

Property Quota Share – Effective May 1, 2016, the Company’s U.S. Insurance subsidiaries entered into a 50% quota share agreement on approximately $20 million of subject premium.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

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

GLOBAL INDEMNITY PLC

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

Liability for Unpaid Losses and Loss Adjustment Expenses

Although variability is inherent in estimates, the Company believes that the liability for unpaid losses and loss adjustment expenses reflects Management’s best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of its reinsurance coverage with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the US Insurance Operations, the Company’s actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as long-tail or short-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State and American Reliable. For further discussion about the Company’s product classifications, see “General – Business Segments” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. The analyses generally include reviews net of reinsurance and ceded only experience. Management is responsible for the final determination of loss reserve selections.

Loss reserve estimates for the Company’s Reinsurance Operations are developed by independent, external actuaries at least annually; however, management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. As with the Company’s reserves for its Insurance Operations, reserves for its Reinsurance Operations are characterized as long-tail or short-tail. Long-tail exposures include workers compensation, professional liability, and excess and umbrella liability. Short-tail exposures are primarily catastrophe exposed property and marine accounts.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance and Reinsurance Operations’ reserves annually. The Company reviews both the internal and external actuarial analyses in determining its reserve position.

The actuarial methods used to project ultimate losses for both long-tail and short-tail reserve categories include, but are not limited to, the following:

GLOBAL INDEMNITY PLC

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

For many reserve categories, paid loss data for recent periods may be too immature or erratic for reliable loss projections. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail reserve categories.

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

The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the Paid Development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the Paid Development method requires consideration of all factors listed in the description of the Paid Development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each accident year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.

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

The Average Loss method multiplies a projected number of ultimate incurred claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly

GLOBAL INDEMNITY PLC

account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

For many reserve categories, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company’s actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the actuaries may assign additional weight to the Paid Development method. For most of the Company’s reserve categories, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because the Company’s history includes a sufficient number of accident years to cover the entire period over which paid and incurred losses are expected to change. However, the Company may also use the Expected Loss Ratio, Bornhuetter-Ferguson and Average Loss methods for short-tail exposures.

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

For other more complex reserve categories where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defect and asbestos and environmental (“A&E”) claims.

For construction defect losses, the Company’s actuaries organize losses by the year in which they were reported to develop an incurred but not reported (“IBNR”) provision for development on known cases. To estimate losses from claims that have occurred but have not yet been reported to the Company (Pure IBNR), various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. The Company continues to closely monitor its asbestos exposure and make adjustments where they are warranted.

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

GLOBAL INDEMNITY PLC

Management’s best estimate at March 31, 2016 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $676.2 million and $569.3 million, respectively, as of March 31, 2016. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2016 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	143,932	374,563	518,495
Personal Lines	32,221	62,629	94,850
Reinsurance Operations	16,120	46,771	62,891

Total	192,273	483,963	676,236

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	109,821	313,870	423,691
Personal Lines	28,198	54,833	83,031
Reinsurance Operations	16,120	46,437	62,557

Total	154,139	415,140	569,279

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

The Company continually reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified or estimated. The Company regularly analyzes its reserves and reviews reserving methodologies so that future adjustments to prior accident year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 10 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.

The detailed reserve analyses that the Company’s internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. The Company determines its best estimate of ultimate loss by reviewing the various estimates provided by its actuaries and other relevant information. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported to the Company (Pure IBNR).

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

The key assumptions fundamental to the reserving process are often different for various reserve categories and accident years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the Paid Development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused it to increase or decrease frequency and severity assumptions in prior periods and could lead to the identification of a need for

GLOBAL INDEMNITY PLC

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more sensitive to changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $71.4 million for claims occurring during the quarter ended March 31, 2016:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(10,353)	$(6,962)	$(3,570)	$(179)	$3,213
	-3%	(9,068)	(5,605)	(2,142)	1,321	4,784
	-2%	(8,425)	(4,927)	(1,428)	2,071	5,569
	-1%	(7,783)	(4,248)	(714)	2,820	6,355
	0%	(7,140)	(3,570)	—	3,570	7,140
	1%	(6,497)	(2,892)	714	4,320	7,925
	2%	(5,855)	(2,213)	1,428	5,069	8,711
	3%	(5,212)	(1,535)	2,142	5,819	9,496
	5%	(3,927)	(179)	3,570	7,319	11,067

The Company’s net reserves for losses and loss adjustment expenses of $569.3 million as of March 31, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

GLOBAL INDEMNITY PLC

For an analysis of the Company’s securities with gross unrealized losses as of March 31, 2016 and December 31, 2015, and for other than temporary impairment losses that the Company recorded for the quarters ended March 31, 2016 and 2015, please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

GLOBAL INDEMNITY PLC

Taxation

The Company provides for income taxes in accordance with applicable accounting guidance. The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2016 or December 31, 2015. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

On April 4, 2016, the US Department of the Treasury announced the issuance of temporary and proposed regulations regarding corporate tax inversions and related earnings stripping. These regulations include provisions that may be interpreted to impact other common tax structures including intercompany financing and obligations. The US Department of Treasury still needs to provide clarification on these regulations and proposals.

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

For a description of the Company’s segments, see Note 12 of the notes to the consolidated financial statements in Item 1 of Part I.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended March 31,
	2016	2015
Personal Lines premium written:
Gross premiums written	$79,540	$73,211
Ceded premiums written	18,961	12,555

Net premiums written	$60,579	$60,656

Commercial Lines premiums written:
Gross premiums written	$49,091	$49,793
Ceded premiums written	5,533	4,171

Net premiums written	$43,558	$45,622

Reinsurance Operations premiums written:
Gross premiums written	$12,735	$19,865
Ceded premiums written	—	39

Net premiums written	$12,735	$19,826

Revenues: (1)
Personal Lines	$62,785	$63,888
Commercial Lines	47,496	50,879
Reinsurance Operations	12,311	13,122

Total revenues	$122,592	$127,889

Expenses: (2)
Personal Lines (3)	$62,309	$58,664
Commercial Lines (4)	45,477	50,226
Reinsurance Operations	9,088	8,987

Total expenses	$116,874	$117,877

Income (loss) from segments:
Personal Lines	$476	$5,224
Commercial Lines	2,019	653
Reinsurance Operations	3,223	4,135

Total income (loss) from segments	$5,718	$10,012

Insurance combined ratio analysis: (5)
Personal Lines
Loss ratio	56.7	56.6
Expense ratio	43.7	35.9

Combined ratio	100.4	92.5

Commercial Lines
Loss ratio	52.8	58.4
Expense ratio	43.2	40.7

Combined ratio	96.0	99.1

Reinsurance Operations
Loss ratio	37.7	31.1
Expense ratio	36.7	37.0

Combined ratio	74.4	68.1

Consolidated
Loss ratio	53.3	54.7
Expense ratio	42.8	37.9

Combined ratio	96.1	92.6

(1)	Excludes net investment income and net realized investment losses, which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $311 and $317 for the quarters ended March 31, 2016, and 2015, respectively, related to cessions from the Company’s Personal Lines to the Company’s Reinsurance Operations.
(4)	Includes excise tax of $127 and $268 for the quarters ended March 31, 2016, and 2015, respectively, related to cessions from the Company’s Commercial Lines to the Company’s Reinsurance Operations.
(5)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended March 31, 2016 Compared with the Quarter Ended March 31, 2015

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		Increase / (Decrease)
	2016	2015	$	%
Gross premiums written	$79,540	$73,211	$6,329	8.6%

Net premiums written	$60,579	$60,656	$(77)	(0.1%)

Net premiums earned	$62,086	$63,422	$(1,336)	(2.1%)
Other income	699	466	233	50.0%

Total revenues	62,785	63,888	(1,103)	(1.7%)
Losses and expenses:
Net losses and loss adjustment expenses	35,173	35,918	(745)	(2.1%)
Acquisition costs and other underwriting expenses	27,136	22,746	4,390	19.3%

Income from segment	$476	$5,224	$(4,748)	(90.9%)

Underwriting Ratios:
Loss ratio:
Current accident year	56.7	56.6	0.1
Prior accident year	0.0	0.0	0.0

Calendar year loss ratio	56.7	56.6	0.1
Expense ratio	43.7	35.9	7.8

Combined ratio	100.4	92.5	7.9

(1)	Includes excise tax of $311 and $317 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the years ended December 31, 2015 and 2014, respectively.

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $79.5 million for the quarter ended March 31, 2016, compared with $73.2 million for the quarter ended March 31, 2015, an increase of $6.3 million or 8.6%. The increase is primarily due to the addition of two new property agents and an increase in production from an existing agent. In addition, there was an increase of $3.4 million in business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums written, which equal gross premiums written less ceded premiums written, were $60.6 million for the quarter ended March 31, 2016, compared with $60.7 million for the quarter ended March 31, 2015, a decrease of $0.1 million or 0.1%. The ratio of net premiums written to gross premiums written was 76.2% for the quarter ended March 31, 2016 and 82.9% for the quarter ended March 31, 2015, a decrease of 6.7 points. The reduction in the Personal Lines’ retention rate is due to an increase in catastrophe reinsurance as well as an increase of $3.4 million in business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums earned were $62.1 million for the quarter ended March 31, 2016, compared with $63.4 million for the quarter ended March 31, 2015, a decrease of $1.3 million or 2.1%. Property net premiums earned for the quarters ended March 31, 2016 and 2015 were $52.2 million and $54.2 million, respectively. Casualty net premium earned were $9.8 million and $9.3 million for the quarters ended March 31, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

Other Income

Other income was $0.7 million and $0.5 million for the quarters ended March 31, 2016 and 2015, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 56.7% for the quarter ended March 31, 2016 compared with 56.6% for the quarter ended March 31, 2015. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended March 31, 2016 was 56.7%, an increase of 0.1 points from 56.6%, for the quarter ended March 31, 2015:

•	The non-catastrophe loss ratio improved 4.3 points from 52.4% in the quarter ended March 31, 2015 to 48.1% in the quarter ended March 31, 2016 mainly due to lower claim severity. Non-catastrophe losses were $30.0 million and $33.2 million for the quarters ended March 31, 2016 and 2015, respectively.

•	The catastrophe loss ratio increased 4.4 points from 4.2% in the quarter ended March 31, 2015 to 8.6% in the quarter ended March 31, 2016 mainly due to higher claim frequency. Catastrophe losses were $5.3 million and $2.7 million for the quarters ended March 31, 2016 and 2015, respectively.

In the first quarter of 2016 and 2015, the Company had no changes to prior accident year losses. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $27.1 million for the quarter ended March 31, 2016, compared with $22.7 million for the quarter ended March 31, 2015, an increase of $4.4 million or 19.3%. The increase is primarily due to the impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets. As a result of applying purchase accounting during the quarter ended March31, 2015, deferred acquisition costs related to Personal Lines were written down to zero and a value of business acquired asset was recognized. The net impact to underwriting expenses was a reduction of $2.2 million during the quarter ended March 31, 2015; whereas, underwriting expenses included $2.2 million of amortization expense related to deferred acquisition cost during the quarter ended March 31, 2016.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 43.7% for the quarter ended March 31, 2016, compared with 35.9% for the quarter ended March 31, 2015. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. See discussion included in “Acquisition Costs and Other Underwriting Expenses” in the preceding paragraph for an explanation of the increase.

The combined ratio for the Company’s Personal Lines was 100.4% for the quarter ended March 31, 2016, compared with 92.5% for the quarter ended March 31, 2015. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

GLOBAL INDEMNITY PLC

Income (loss) from Segment

The factors described above resulted in income from the Company’s Personal Lines of $0.5 million for the quarter ended March 31, 2016, compared to income of $5.2 million for the quarter ended March 31, 2015.

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		Increase / (Decrease)
	2016	2015	$	%
Gross premiums written	$49,091	$49,793	$(702)	(1.4%)

Net premiums written	$43,558	$45,622	$(2,064)	(4.5%)

Net premiums earned	$47,333	$50,714	$(3,381)	(6.7%)
Other income	163	165	(2)	(1.2%)

Total revenues	47,496	50,879	(3,383)	(6.6%)
Losses and expenses:
Net losses and loss adjustment expenses	25,006	29,603	(4,597)	(15.5%)
Acquisition costs and other underwriting expenses (1)	20,471	20,623	(152)	(0.7%)

Income from segment	$2,019	$653	$1,366	209.2%

Underwriting Ratios:
Loss ratio:
Current accident year	64.6	62.4	2.2
Prior accident year	(11.8)	(4.0)	(7.8)

Calendar year loss ratio	52.8	58.4	(5.6)
Expense ratio	43.2	40.7	2.5

Combined ratio	96.0	99.1	(3.1)

GLOBAL INDEMNITY PLC

	Quarters Ended March 31,
Reconciliation of Non-GAAP Measures	2016	2015
Combined ratio excluding the effect of prior accident year (2) (9)	107.8	103.1
Effect of prior accident year	(11.8)	(4.0)

Combined ratio	96.0	99.1

Loss ratio excluding the effect of prior accident year (3) (9)	64.6	62.4
Effect of prior accident year	(11.8)	(4.0)

Loss ratio	52.8	58.4

Property loss ratio excluding the effect of prior accident year (4) (9)	67.3	61.7
Effect of prior accident year	(5.5)	(3.2)

Property loss ratio	61.8	58.5

Casualty loss ratio excluding the effect of prior accident year (5) (9)	60.9	63.5
Effect of prior accident year	(20.9)	(5.3)

Casualty loss ratio	40.0	58.2

Non catastrophe property loss ratio excluding the effect of prior accident year (6) (9)	53.2	45.3
Effect of prior accident year	(5.5)	(3.2)

Non catastrophe property loss ratio	47.7	42.1

Non catastrophe property losses excluding the effect of prior accident year (7) (9)	$14,847	$14,119
Effect of prior accident year	(1,540)	(1,000)

Non catastrophe property losses	$13,307	$13,119

Net losses and loss adjustment expenses excluding the effects of prior accident year (8) (9)	$30,600	$31,631
Effect of prior accident year	(5,594)	(2,028)

Net losses and loss adjustment expenses	$25,006	$29,603

(1)	Includes excise tax of $127 and $268 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the quarters ended March 31, 2016 and 2015, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(8)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(9)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$26,366	$24,578	$25,948	$25,826	$24,480	$27,243
Property Brokerage	8,160	5,800	7,549	8,341	6,786	8,632
Programs	13,878	12,549	12,939	14,624	13,460	13,676
Other	687	631	897	1,002	896	1,163

Total	$49,091	$43,558	$47,333	$49,793	$45,622	$50,714

GLOBAL INDEMNITY PLC

Gross premiums written were $49.1 million for the quarter ended March 31, 2016, compared with $49.8 million for the quarter ended March 31, 2015, a decrease of $0.7 million or 1.4%.

Net premiums written were $43.6 million for the quarter ended March 31, 2016, compared with $45.6 million for the quarter ended March 31, 2015, a decrease of $2.1 million or 4.5%. The reduction in net premiums written was primarily due to ceding at a higher rate as a result of increasing property reinsurance. The ratio of net premiums written to gross premiums written was 88.7% for the quarter ended March 31, 2016 and 91.6% for the quarter ended March 31, 2015, a decrease of 2.9%.

Net premiums earned were $47.3 million for the quarter ended March 31, 2016, compared with $50.7 million for the quarter ended March 31, 2015, a decrease of $3.4 million or 6.7%. The decline in net premiums earned was primarily due to a reduction of net premiums written as noted above. In addition, commercial lines experienced a decline in premiums written in 2015 as a result of underwriting actions taken to improve profitability. Property net premiums earned for the quarters ended March 31, 2016 and 2015 were $27.9 million and $31.1 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2016 and 2015 were $19.4 million and $19.6 million, respectively.

Other Income

Other income was $0.2 million in each of the quarters ended March 31, 2016 and 2015. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $25.0 million for the quarter ended March 31, 2016, compared with $29.6 million for the quarter ended March 31, 2015, a decrease of $4.6 million or 15.5%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $30.6 million and $31.6 million for the quarters ended March 31, 2016 and 2015, respectively, a decrease of $1.0 million or 3.3%.

The loss ratio for the Company’s Commercial Lines was 52.8% for the quarter ended March 31, 2016 compared with 58.4% for the quarter ended March 31, 2015, a decrease of 5.6 points.

The current accident year loss ratio for the quarter ended March 31, 2016 was 64.6%, an increase of 2.2 points from 62.4%, for the quarter ended March 31, 2015:

•	The current accident year property loss ratio increased 5.6 points from 61.7% in the quarter ended March 31, 2015 to 67.3% in the quarter ended March 31, 2016.

•	The non-catastrophe property loss ratio increased by 7.9 points from 45.3% in the quarter ended March 31, 2015 to 53.2% in the quarter ended March 31, 2016 mainly attributable to two large property brokerage fire losses. Non-catastrophe property losses were $14.8 million and $14.1 million for the quarters ended March 31, 2016 and 2015, respectively.

•	The catastrophe loss ratio improved 2.2 points from 16.3% in the quarter ended March 31, 2015 to 14.1% in the quarter ended March 31, 2016. Catastrophe losses were $4.0 million and $5.1 million for the quarters ended March 31, 2016 and 2015, respectively.

•	The current accident year casualty loss ratio improved by 2.6 points from 63.5% in the quarter ended March 31, 2015 to 60.9% in the quarter ended March 31, 2016.

In the first quarter of 2016, the Company decreased its prior accident year loss reserves by $5.6 million, which primarily consisted of the following:

•	Property: A $1.5 million reduction driven by lower than expected case incurred emergence on non-catastrophe claims.

•	General Liability: A $4.2 million reduction primarily due to lower than anticipated claims severity in the general liability excluding construction defect reserve categories. The favorable development was primarily in small business and casualty brokerage and mainly in accident years 2008 through 2011.

GLOBAL INDEMNITY PLC

In the first quarter of 2015, the Company decreased its prior accident year loss reserves by $2.0 million, which primarily consisted of the following:

•	Property: A $1.0 million reduction primarily due to severity and frequency emerging less than expected in accident years 2011 through 2014.

•	Umbrella: $0.3 million decrease primarily due to emergence continuing to be better than anticipated in accident years 2003 through 2005.

•	General Liability: A $0.8 million decrease primarily due to the reduction of a reinsurance reserve resulting from the collection of two disputed balances.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $20.5 million for the quarter ended March 31, 2016, compared with $20.6 million for the quarter ended March 31, 2015, a decrease of $.2 million or 0.7%.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 43.2% for the quarter ended March 31, 2016, compared with 40.7% for the quarter ended March 31, 2015. This increase is primarily due to a reduction in earned premiums as noted above.

The combined ratio for the Company’s Commercial Lines was 96.0% for the quarter ended March 31, 2016, compared with 99.1% for the quarter ended March 31, 2015. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from 103.1% for the quarter ended March 31, 2015 to 107.8% for the quarter ended March 31, 2016. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of this increase.

Income from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $2.0 million for the quarter ended March 31, 2016, compared with income of $0.7 million for the quarter ended March 31, 2015, an improvement of $1.4 million.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Gross premiums written	$12,735	$19,865	$(7,130)	(35.9%	)

Net premiums written	$12,735	$19,826	$(7,091)	(35.8%	)

Net premiums earned	$12,217	$13,201	$(984)	(7.5%	)
Other income (loss)	94	(79)	173	(219.0%	)

Total revenues	12,311	13,122	(811)	(6.2%	)
Losses and expenses:
Net losses and loss adjustment expenses	4,605	4,098	507	12.4%
Acquisition costs and other underwriting expenses	4,483	4,889	(406)	(8.3%)

Income from segment	$3,223	$4,135	$(912)	(22.1%)

Underwriting Ratios:
Loss ratio:
Current accident year	45.9	42.2	3.7
Prior accident year	(8.2)	(11.1)	2.9

Calendar year loss ratio	37.7	31.1	6.6
Expense ratio	36.7	37.0	(0.3)

Combined ratio	74.4	68.1	6.3

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	82.6	79.2
Effect of prior accident year	(8.2)	(11.1)

Combined ratio	74.4	68.1

Loss ratio excluding the effect of prior accident year (2) (4)	45.9	42.2
Effect of prior accident year	(8.2)	(11.1)

Loss ratio	37.7	31.1

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$5,607	$5,565
Effect of prior accident year	(1,002)	(1,467)

Net losses and loss adjustment expenses	$4,605	$4,098

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Premiums

Gross premiums written were $12.7 million for the quarter ended March 31, 2016, compared with $19.9 million for the quarter ended March 31, 2015, a decrease of $7.1 million or 35.9%. This decrease is mainly due to one of the treaties being non-renewed in 2016 in an effort to reduce catastrophe exposure. In addition, the property catastrophe reinsurance marketplace continues to be very competitive due to excess capital resulting in property rates declining and smaller portfolios.

Net premiums written were $12.7 million for the quarter ended March 31, 2016, compared with $19.8 million for the quarter ended March 31, 2015, a decrease of $7.1 million or 35.8%. This decrease is due to a decline in gross premiums written as noted above.

GLOBAL INDEMNITY PLC

Net premiums earned were $12.2 million for the quarter ended March 31, 2016, compared with $13.2 million for the quarter ended March 31, 2015, a decrease of $1.0 million or 7.5%. The decrease is primarily due to a decline in gross premiums written as noted above. Property net premiums earned for the quarters ended March 31, 2016 and 2015 were $11.3 million and $12.8 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2016 and 2015 were $0.9 million and $0.4 million, respectively.

Other Income (Loss)

The Company recognized other income of $0.1 million and other loss of $0.1 million for the quarters ended March 31, 2016 and 2015, respectively. Other income (loss) is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $4.6 million for the quarter ended March 31, 2016, compared with $4.1 million for the quarter ended March 31, 2015, an increase of $0.5 million or 12.4%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $5.6 million in each of the quarters ended March 31, 2016 and 2015.

The loss ratio for the Company’s Reinsurance Operations was 37.7% for the quarter ended March 31, 2016 compared with 31.1% for the quarter ended March 31, 2015.

The current accident year loss ratio increased 3.7 points from 42.2% for the quarter ended March 31, 2015 to 45.9% for the quarter ended March 31, 2016 primarily due to a change in business mix. Professional liability increased slightly and has a higher loss ratio compared to property treaties.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $1.0 million in the quarter ended March 31, 2016, which reduced the loss ratio by 8.2 points, compared to a decrease in net losses and loss adjustment expenses for prior accident years of $1.5 million in the quarter ended March 31, 2015 which reduced the loss ratio by 11.1 points.

The $1.0 million reduction in prior accident year loss reserves during the quarter ended March 31, 2016 was from the property lines. Ultimate losses were lowered in the 2014 and 2015 accident years based on a review of the experience reported from cedants.

The $1.5 million reduction in prior accident loss reserves during the quarter ended March 31, 2015 was primarily due to less severity on property than expected in accident years 2011 through 2014.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $4.5 million for the quarter ended March 31, 2016, compared with $4.9 million for the quarter ended March 31, 2015, a decrease of $0.4 million or 8.3%. The decrease is primarily due to lower premium earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 36.7% for the quarter ended March 31, 2016, compared 37.0% for the quarter ended March 31, 2015.

The combined ratio for the Company’s Reinsurance Operations was 74.4% for the quarter ended March 31, 2016, compared with 68.1% for the quarter ended March 31, 2015. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased from79.2% for the quarter ended March 31, 2015 to 82.6% for the quarter ended March 31, 2016. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of this increase.

GLOBAL INDEMNITY PLC

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $3.2 million for the quarter ended March 31, 2016 compared to income of $4.1 million for the quarter ended March 31, 2015, a decrease of $0.9 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Commercial Lines, Personal Lines, or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Net investment income	$9,746	$8,241	$1,505	18.3%
Net realized investment losses	(7,493)	(2,970)	4,523	152.3%
Corporate and other operating expenses	(3,803)	(11,540)	(7,737)	(67.0%)
Interest expense	(2,215)	(505)	1,710	338.6%
Income tax benefit	5,172	3,556	1,616	45.4%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $9.7 million for the quarter ended March 31, 2016, compared with $8.2 million for the quarter ended March 31, 2015, an increase of $1.5 million or 18.3%.

•	Gross investment income, which excludes realized gains and losses, was $10.5 million for the quarter ended March 31, 2016, compared with $9.1 million for the quarter ended March 31, 2015, an increase of $1.4 million or 15.4%. The increase was primarily due to the increase in income related to the Company’s limited partnership investments during 2016.

•	Investment expenses were $0.7 million for the quarter ended March 31, 2016, compared with $0.8 million for the quarter ended March 31, 2015, a decrease of $0.1 million or 12.6%.

At March 31, 2016, the Company held agency mortgage-backed securities with a book value of $93.4 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.9 years as of March 31, 2016, compared with 2.1 years as of March 31, 2015. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of March 31, 2016 compared with 2.0 years as of March 31, 2015. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2016, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.1% at March 31, 2015. The embedded book yield on the $187.5 million of municipal bonds in the Company’s portfolio, which includes $110.5 million of taxable municipal bonds, was 2.7% at March 31, 2016, compared to an embedded book yield of 2.4% on the Company’s municipal bond portfolio of $229.0 million at March 31, 2015.

Net Realized Investment Losses

Net realized investment losses were $7.5 million for the quarter ended March 31, 2016, compared with net realized investment losses of $3.0 million for the quarter ended March 31, 2015. The net realized investment losses for 2016 consist primarily of net gains of $2.4 million relative to the Company’s equity securities and $0.2 million relative to its fixed maturities, offset by losses of $9.0 million relative to its interest rate swaps and other than temporary impairment losses of $1.1 million. The net realized investment losses for 2015 consist primarily of net gains of $2.6 million relative to the Company’s equity securities and $0.6 million relative to its fixed maturities, offset by losses of $5.9 million relative to its interest rate swaps and other than temporary impairment losses of $0.3 million.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2016 and 2015.

GLOBAL INDEMNITY PLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.8 million for the quarter ended March 31, 2016, compared with $11.5 million for the quarter ended March 31, 2015, a decrease of $7.7 million or 67.0%. The decrease is primarily due to incurring costs as a result of the acquisition of American Reliable during the quarter ended March 31, 2015.

Interest Expense

Interest expense was $2.2 million for the quarters ended March 31, 2016 compared with $0.5 million for the quarter ended March 31, 2015, an increase of $1.7 million or 338.6%. This increase is primarily due to the Company’s $100 million debt offering in August 2015. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $5.2 million for the quarter ended March 31, 2016 compared with $3.6 million for the quarter ended March 31, 2015, an increase of $1.6 million or 45.4%. The increase is primarily due to an increase in capital loss on the Company’s derivative instrument during the quarter ended March 31, 2016. See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income

The factors described above resulted in net income of $7.1 million for the quarter ended March 31, 2016 compared with net income of $6.8 million for the quarter ended March 31, 2015, an increase of $0.3 million or 4.9%.

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

The principal sources of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses, debt service payments, and share repurchases includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. Other than the impact of this potential redemption, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory

GLOBAL INDEMNITY PLC

accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2016.

For 2016, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter ended March 31, 2016.

Cash Flows

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

The Company’s reconciliation of net income to cash provided by (used for) operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities was $(10.3) million and $5.7 million for the quarters ended March 31, 2016 and 2015, respectively. The decrease in operating cash flows of approximately $16.0 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2016	2015	Change
Net premiums collected	$120,198	$150,343	$(30,145)
Net losses paid	(66,565)	(71,066)	4,501
Underwriting and corporate expenses	(70,862)	(84,774)	13,912
Net investment income	9,359	11,663	(2,304)
Net federal income taxes paid	(216)	(29)	(187)
Interest paid	(2,181)	(401)	(1,780)

Net cash provided by (used for) operating activities	$(10,267)	$5,736	$(16,003)

The decline in net premiums collected of $30.1 million is primarily due to the settlement of a terminated quota share agreement between American Reliable and Bankers Atlantic Reinsurance Company.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

There have been no material changes to the Company’s liquidity during the quarter ended March 31, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies, excluding Personal Lines, and Global Indemnity Reinsurance participate in a stop loss agreement that provides protection to the U.S. insurance companies, excluding Personal Lines, in a loss corridor from 70% to 90% subject to certain restrictions. This agreement was terminated on a prospective basis on January 1, 2016.

During 2015, the Company’s U.S. insurance companies participated in quota share reinsurance agreements with Global Indemnity Reinsurance whereby 50% of the net retained business of the U.S. insurance companies was ceded to Global Indemnity Reinsurance. Effective January 1, 2016, the cession percentage was lowered to 40% from 50%. These agreements exclude named storms. Global Indemnity Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premiums that are ceded to Global Indemnity Reinsurance by the U.S. insurance companies must be collateralized. To satisfy this requirement, Global Indemnity Reinsurance has set up custodial trust accounts on behalf of the U.S. insurance companies.

GLOBAL INDEMNITY PLC

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2015 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quarter ended March 31, 2016 was a volatile period for equity markets. Early in the quarter, stocks moved in virtual lockstep with the price of oil as fears of a recession weighed on investors’ minds; however, equities surged in the second half of the quarter as solid economic data, a stabilization in oil prices, and accommodative commentary from the Federal Open Market Committee helped to calm the markets.

Global government bond yields declined over the quarter as major central banks indicated they will keep borrowing costs low for longer, as Japan became the latest country to adopt a negative interest-rate strategy. Early in the quarter, falling oil prices, concerns over slowing growth in China, and questions about the efficacy of central bank monetary policies sparked a broad sell-off in credit markets; however, similar to equities, credit reversed course in mid-February as the major central banks adopted more dovish stances.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 1.9 years. Portfolio purchases during the quarter were focused within US Corporate bonds, asset-backed securities, and commercial mortgage-backed securities. These purchases were funded primarily through maturities and paydowns. During the first quarter, the portfolio’s asset allocation was relatively unchanged.

There have been no other material changes to the Company’s market risk since December 31, 2015. Please see Item 7A of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be

GLOBAL INDEMNITY PLC

disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on March 14, 2016. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were 27,503 shares purchased from the Company’s employees during the quarter ended March 31, 2016. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 7 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

GLOBAL INDEMNITY PLC

Item 5. Other Information

None.

Item 6. Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the quarters March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarter ended March 31, 2016 and the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC
Registrant

May 10, 2016	By:	/s/ Thomas M. McGeehan
Date: May 10, 2016	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)