Form 10-Q
period 2016-06-30
Global Indemnity plc
filed 2016-08-05
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

353 (0) 49 4891407

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

As of July 29, 2016, the registrant had outstanding 13,420,978 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,292,785 and $1,308,333 )	$1,306,955	$1,306,149
Equity securities:
Available for sale, at fair value (cost: $101,867 and $100,157)	119,008	110,315
Other invested assets	35,798	32,592

Total investments	1,461,761	1,449,056
Cash and cash equivalents	70,647	67,037
Premiums receivable, net	90,275	89,245
Reinsurance receivables, net	115,365	115,594
Funds held by ceding insurers	19,927	16,037
Federal income taxes receivable	4,840	4,828
Deferred federal income taxes	41,028	34,687
Deferred acquisition costs	56,051	56,517
Intangible assets	23,342	23,607
Goodwill	6,521	6,521
Prepaid reinsurance premiums	49,763	44,363
Receivable for securities sold	561	172
Other assets	66,013	49,630

Total assets	$2,006,094	$1,957,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$683,850	$680,047
Unearned premiums	294,426	286,285
Ceded balances payable	12,386	4,589
Contingent commissions	9,498	11,069
Debt	174,211	172,034
Other liabilities	60,974	53,344

Total liabilities	1,235,345	$1,207,368

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,559,872 and 16,424,546, respectively; A ordinary shares outstanding:13,420,978 and 13,313,751, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	3	3
Additional paid-in capital	531,542	529,872
Accumulated other comprehensive income, net of taxes	22,076	4,078
Retained earnings	320,376	318,416
A ordinary shares in treasury, at cost: 3,138,894 and 3,110,795 shares, respectively	(103,248)	(102,443)

Total shareholders’ equity	770,749	749,926

Total liabilities and shareholders’ equity	$2,006,094	$1,957,294

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Gross premiums written	$154,319	$166,515	$295,685	$309,384

Net premiums written	$125,310	$146,005	$242,182	$272,109

Net premiums earned	$117,804	$128,877	$239,440	$256,214
Net investment income	6,562	9,141	16,308	17,382
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(1,217)	(1,898)	(2,267)	(2,238)
Other net realized investment gains (losses)	(2,275)	8,430	(8,718)	5,800

Total net realized investment gains (losses)	(3,492)	6,532	(10,985)	3,562
Other income	795	577	1,751	1,129

Total revenues	121,669	145,127	246,514	278,287
Losses and Expenses:
Net losses and loss adjustment expenses	78,111	79,560	142,895	149,179
Acquisition costs and other underwriting expenses	48,542	50,926	100,632	99,184
Corporate and other operating expenses	4,255	4,334	8,058	15,874
Interest expense	2,229	535	4,444	1,040

Income (loss) before income taxes	(11,468)	9,772	(9,515)	13,010
Income tax benefit	(6,303)	(1,345)	(11,475)	(4,901)

Net income (loss)	$(5,165)	$11,117	$1,960	$17,911

Per share data:
Net income (loss) (1)
Basic	$(0.30)	$0.44	$0.11	$0.70

Diluted	$(0.30)	$0.43	$0.11	$0.70

Weighted-average number of shares outstanding
Basic	17,244,075	25,454,579	17,234,063	25,447,398

Diluted	17,244,075	25,680,997	17,484,980	25,659,869

(1)	For the quarter ended June 30, 2016, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(5,165)	$11,117	$1,960	$17,911

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	9,875	(7,087)	20,005	(730)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	(1)	(1)	—
Reclassification adjustment for gains included in net income (loss)	(723)	(917)	(1,693)	(2,716)
Unrealized foreign currency translation gains (losses)	(312)	402	(313)	164

Other comprehensive income (loss), net of tax	8,840	(7,603)	17,998	(3,282)

Comprehensive income (loss), net of tax	$3,675	$3,514	$19,958	$14,629

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2016	Year Ended December 31, 2015
Number of A ordinary shares issued:
Number at beginning of period	16,424,546	16,331,577
Ordinary shares issued under share incentive plans	115,712	121,812
Ordinary shares issued to directors	19,614	36,321
B ordinary shares converted to A ordinary shares	—	7,928,004
Ordinary shares redeemed	—	(8,260,870)
Ordinary shares issued in connection with American Reliable acquisition	—	267,702

Number at end of period	16,559,872	16,424,546

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	12,061,370
B Ordinary shares converted to A ordinary shares	—	(7,928,004)

Number at end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$529,872	$519,590
Share compensation plans	1,543	10,272
Tax benefit on share-based compensation expense	127	10

Balance at end of period	$531,542	$529,872

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$4,078	$23,384
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	18,312	(19,436)
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	(10)
Unrealized foreign currency translation gains (losses)	(313)	140

Other comprehensive income (loss)	17,998	(19,306)

Balance at end of period	$22,076	$4,078

Retained earnings:
Balance at beginning of period	$318,416	$466,717
Ordinary shares redeemed	—	(189,770)
Net income	1,960	41,469

Balance at end of period	$320,376	$318,416

Number of treasury shares:
Number at beginning of period	3,110,795	3,064,815
A ordinary shares purchased	28,099	11,895
Elimination of shares indirectly owned by subsidiary	—	34,085

Number at end of period	3,138,894	3,110,795

Treasury shares, at cost:
Balance at beginning of period	$(102,443)	$(101,404)
A ordinary shares purchased, at cost	(805)	(333)
Elimination of shares indirectly owned by subsidiary	—	(706)

Balance at end of period	$(103,248)	$(102,443)

Total shareholders’ equity	$770,749	$749,926

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,960	$17,911
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of the value of business acquired	—	18,743
Amortization and depreciation	3,229	2,334
Amortization of debt issuance costs	61	—
Restricted stock and stock option expense	1,543	8,611
Deferred federal income taxes	(11,680)	(3,515)
Amortization of bond premium and discount, net	5,080	7,188
Net realized investment (gains) losses	10,985	(3,562)
Equity in the earnings of equity method limited liability investments	(2,747)	(1,342)
Changes in:
Premiums receivable, net	(1,030)	1,191
Reinsurance receivables, net	229	(4,387)
Funds held by ceding insurers	(3,890)	(2,863)
Unpaid losses and loss adjustment expenses	3,803	5,457
Unearned premiums	8,141	2,285
Ceded balances payable	7,797	2,919
Other assets and liabilities, net	(12,948)	(13,312)
Contingent commissions	(1,571)	(3,383)
Federal income tax receivable/payable	(12)	(1,530)
Deferred acquisition costs, net	466	(27,140)
Prepaid reinsurance premiums	(5,400)	13,612

Net cash provided by operating activities	4,016	19,217

Cash flows from investing activities:
Cash release from escrow for business acquisition	—	113,696
Acquisition of business, net of cash acquired	—	(92,336)
Proceeds from sale of fixed maturities	200,045	211,542
Proceeds from sale of equity securities	20,967	22,327
Proceeds from sale of preferred stock	—	1,540
Proceeds from maturity of fixed maturities	46,741	132,180
Proceeds from limited partnership distribution	2,000	4,287
Amounts paid in connection with derivatives	(12,324)	(521)
Purchases of fixed maturities	(236,031)	(393,932)
Purchases of equity securities	(20,783)	(22,996)
Purchases of other invested assets	(2,459)	—

Net cash used for investing activities	(1,844)	(24,213)

Cash flows from financing activities:
Net borrowings under margin borrowing facilities	2,130	12,734
Debt issuance cost	(14)	—
Tax benefit on share-based compensation expense	127	58
Purchase of A ordinary shares	(805)	(333)

Net cash provided by (used for) financing activities	1,438	12,459

Net change in cash and cash equivalents	3,610	7,463
Cash and cash equivalents at beginning of period	67,037	58,823

Cash and cash equivalents at end of period	$70,647	$66,286

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY PLC

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2016
Fixed maturities:
U.S. treasury and agency obligations	$83,247	$1,999	$—	$85,246	$—
Obligations of states and political subdivisions	175,427	3,877	(31)	179,273	—
Mortgage-backed securities	154,119	3,369	(84)	157,404	—
Asset-backed securities	269,093	1,286	(582)	269,797	(7)
Commercial mortgage-backed securities	134,472	229	(1,202)	133,499	—
Corporate bonds and debt	358,411	4,660	(355)	362,716	—
Foreign corporate bonds	118,016	1,046	(42)	119,020	—

Total fixed maturities	1,292,785	16,466	(2,296)	1,306,955	(7)
Common stock	101,867	20,975	(3,834)	119,008	—
Other invested assets	35,798	—	—	35,798	—

Total	$1,430,450	$37,441	$(6,130)	$1,461,761	$(7)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2015
Fixed maturities:
U.S. treasury and agency obligations	$106,303	$1,140	$(321)	$107,122	$—
Obligations of states and political subdivisions	203,121	2,576	(457)	205,240	—
Mortgage-backed securities	157,753	2,113	(743)	159,123	—
Asset-backed securities	261,008	435	(1,421)	260,022	(9)
Commercial mortgage-backed securities	142,742	—	(2,352)	140,390	—
Corporate bonds	334,720	685	(3,294)	332,111	—
Foreign corporate bonds	102,686	194	(739)	102,141	—

Total fixed maturities	1,308,333	7,143	(9,327)	1,306,149	(9)
Common stock	100,157	16,118	(5,960)	110,315	—
Other invested assets	32,592	—	—	32,592	—

Total	$1,441,082	$23,261	$(15,287)	$1,449,056	$(9)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders’ equity at June 30, 2016 or December 31, 2015.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$62,502	$62,746
Due after one year through five years	630,003	639,527
Due after five years through ten years	39,088	40,487
Due after ten years through fifteen years	—	—
Due after fifteen years	3,508	3,495
Mortgage-backed securities	154,119	157,404
Asset-backed securities	269,093	269,797
Commercial mortgage-backed securities	134,472	133,499

Total	$1,292,785	$1,306,955

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2016:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
Obligations of states and political subdivisions	$4,143	$(12)	$1,066	$(19)	$5,209	$(31)
Mortgage-backed securities	13,235	(72)	322	(12)	13,557	(84)
Asset-backed securities	73,205	(404)	35,766	(178)	108,971	(582)
Commercial mortgage-backed securities	59,186	(601)	50,086	(601)	109,272	(1,202)
Corporate bonds and debt	38,516	(336)	5,181	(19)	43,697	(355)
Foreign corporate bonds	11,889	(42)	—	—	11,889	(42)

Total fixed maturities	200,174	(1,467)	92,421	(829)	292,595	(2,296)
Common stock	30,349	(3,814)	127	(20)	30,476	(3,834)

Total	$230,523	$(5,281)	$92,548	$(849)	$323,071	$(6,130)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

Obligations of states and political subdivisions – As of June 30, 2016, gross unrealized losses related to obligations of states and political subdivisions were $0.031 million. Of this amount, $0.019 million have been in an unrealized loss position for twelve months or greater and are rated A. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

GLOBAL INDEMNITY PLC

Mortgage-backed securities (“MBS”) – As of June 30, 2016, gross unrealized losses related to mortgage-backed securities were $0.084 million. Of this amount, $0.012 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of June 30, 2016, gross unrealized losses related to asset backed securities were $0.582 million. Of this amount, $0.178 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 22.6. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2016, gross unrealized losses related to the CMBS portfolio were $1.202 million. Of this amount, $0.601 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 32.6. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds and debt - As of June 30, 2016, gross unrealized losses related to corporate bonds and debt were $0.355 million. Of this amount, $0.019 million related to corporate bonds have been in an unrealized loss position for twelve months or greater and are rated investment grade. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of June 30, 2016, gross unrealized losses related to foreign bonds were $0.042 million. All unrealized losses have been in an unrealized loss position for less than 12 months. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of June 30, 2016, gross unrealized losses related to common stock were $3.834 million. Of this amount, $0.020 million have been in an unrealized loss position for twelve months or greater. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

GLOBAL INDEMNITY PLC

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2016 and 2015:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities:
OTTI losses, gross	$(36)	$(13)	$(93)	$(23)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(36)	(13)	(93)	(23)
Equity securities	(1,181)	(1,885)	(2,174)	(2,215)

Total	$(1,217)	$(1,898)	$(2,267)	$(2,238)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and six months ended June 30, 2016 and 2015 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$31	$50	$31	$50
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	(19)	—	(19)

Balance at end of period	$31	$31	$31	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Net unrealized gains (losses) from:
Fixed maturities	$14,170	$(2,184)
Common stock	17,141	10,158
Deferred taxes	(9,235)	(3,896)

Accumulated other comprehensive income, net of tax	$22,076	$4,078

GLOBAL INDEMNITY PLC

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2016 and 2015:

Quarter Ended June 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$13,359	$(123)	$13,236
Other comprehensive income (loss) before reclassification	9,873	(310)	9,563
Amounts reclassified from accumulated other comprehensive income (loss)	(721)	(2)	(723)

Other comprehensive income (loss)	9,152	(312)	8,840

Ending balance	$22,511	$(435)	$22,076

Quarter Ended June 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$28,206	$(501)	$27,705
Other comprehensive income (loss) before reclassification	(6,845)	159	(6,686)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,160)	243	(917)

Other comprehensive income (loss)	(8,005)	402	(7,603)

Ending balance	$20,201	$(99)	$20,102

Six Months Ended June 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before reclassification	20,002	(311)	19,691
Amounts reclassified from accumulated other comprehensive	(1,691)	(2)	(1,693)

Other comprehensive income (loss)	18,311	(313)	17,998

Ending balance	$22,511	$(435)	$22,076

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive loss before reclassification	(404)	(162)	(566)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,042)	326	(2,716)

Other comprehensive income (loss)	(3,446)	164	(3,282)

Ending balance	$20,201	$(99)	$20,102

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2016 and 2015 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2016	2015
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(2,295)	$(3,745)
	Other than temporary impairment losses on investments	1,217	1,897

	Total before tax	(1,078)	(1,848)
	Income tax expense	357	688

	Unrealized gains on available for sale securities, net of tax	$(721)	$(1,160)

Foreign currency items	Other net realized investment (gains) losses	$(4)	$373
	Income tax expense (benefit)	2	(130)

	Foreign currency items, net of tax	$(2)	$243

Total reclassifications	Total reclassifications, net of tax	$(723)	$(917)

GLOBAL INDEMNITY PLC

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2016	2015
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(4,830)	$(7,126)
	Other than temporary impairment losses on investments	2,267	2,238

	Total before tax	(2,563)	(4,888)
	Income tax expense	872	1,846

	Unrealized gains and losses on available for sale securities, net of tax	$(1,691)	$(3,042)

Foreign currency items	Other net realized investment (gains) losses	$(4)	$501
	Income tax expense (benefit)	2	(175)

	Foreign currency items, net of tax	$(2)	$326

Total reclassifications	Total reclassifications, net of tax	$(1,693)	$(2,716)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities:
Gross realized gains	$637	$746	$818	$1,479
Gross realized losses	(71)	(110)	(144)	(241)

Net realized gains	566	636	674	1,238

Common stock:
Gross realized gains	2,158	3,371	4,723	5,923
Gross realized losses	(1,642)	(2,532)	(2,830)	(2,870)

Net realized gains	516	839	1,893	3,053

Preferred stock:
Gross realized gains	—	—	—	96
Gross realized losses	—	—	—	—

Net realized gains	—	—	—	96

Derivatives:
Gross realized gains	—	6,353	—	1,873
Gross realized losses	(4,574)	(1,296)	(13,552)	(2,698)

Net realized gains (losses)	(4,574)	5,057	(13,552)	(825)

Total net realized investment gains (losses)	$(3,492)	$6,532	$(10,985)	$3,562

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Fixed maturities	$200,045	$211,542
Equity securities	20,967	22,327
Preferred stock	—	1,540

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities	$7,374	$8,022	$14,598	$16,036
Equity securities	760	924	1,949	1,716
Cash and cash equivalents	37	9	67	27
Other invested assets	863	1,089	2,897	1,342

Total investment income	9,034	10,044	19,511	19,121
Investment expense (1)	(2,472)	(903)	(3,203)	(1,739)

Net investment income	$6,562	$9,141	$16,308	$17,382

(1)	Investment expense for both the quarter and six months ended June 30, 2016 include $1.5 million in upfront fees necessary to enter into a new investment. See Note 9 for additional information on the Company’s $40 million commitment related to this new investment.

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net investment income	$6,562	$9,141	$16,308	$17,382

Net realized investment gains (losses)	(3,492)	6,532	(10,985)	3,562
Change in unrealized holding gains and losses	11,529	(9,752)	23,337	(5,155)

Net realized and unrealized investment returns	8,037	(3,220)	12,352	(1,593)

Total investment return	$14,599	$5,921	$28,660	$15,789

Total investment return % (1)	1.0%	0.3%	1.9%	0.9%

Average investment portfolio (2)	$1,519,556	$1,776,326	$1,524,617	$1,758,103

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

GLOBAL INDEMNITY PLC

Insurance Enhanced Asset Backed and Credit Securities

As of June 30, 2016, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $38.2 million. Approximately $13.8 million of these securities were tax free municipal bonds, which represented approximately 0.9% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $5.2 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.5 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $8.6 million of insurance enhanced municipal bonds, $0.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AA	$502	$—
BBB	—	502

Total	$502	$502

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2016, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,529	$460	$—	$1,069
Assured Guaranty Corporation	3,539	—	—	3,539
Municipal Bond Insurance Association	3,425	—	—	3,425
Gov’t National Housing Association	553	—	553	—

Total backed by financial guarantors	9,046	460	553	8,033
Other credit enhanced municipal bonds	4,740	4,740	—	—

Total	$13,786	$5,200	$553	$8,033

In addition to the tax-free municipal bonds, the Company held $24.4 million of insurance enhanced bonds that are comprised of $23.2 million of taxable municipal bonds and $1.2 million of asset-backed securities, which represented approximately 1.6% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. Of the Company’s $24.4 million of insurance enhanced asset-backed and taxable municipal securities, $19.5 million are backed by financial guarantors including Municipal Bond Insurance Association ($3.9 million), Ambac Financial Group ($0.9 million), Assured Guaranty Corporation ($14.6 million), and Financial Guaranty Insurance Group ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2016.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of June 30, 2016 and December 31, 2015:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2016	December 31, 2015
On deposit with governmental authorities	$36,349	$38,815
Intercompany trusts held for the benefit of U.S. policyholders	616,325	643,216
Held in trust pursuant to third party requirements	60,209	66,544
Letter of credit held for third party requirements	4,292	5,598
Securities held as collateral for borrowing arrangements (1)	99,360	95,647

Total	$816,535	$849,820

(1)	Amount required to collateralize margin borrowing facilities.

GLOBAL INDEMNITY PLC

Variable Interest Entities

A Variable Interest Entity (VIE) refers to an investment in which an investor holds a controlling interest that is not based on the majority of voting rights. Under the VIE model, the party that has the power to exercise significant management influence and maintain a controlling financial interest in the entity’s economics is said to be the primary beneficiary, and is required to consolidate the entity within their results. Other entities that participate in a VIE, for which their financial interests fluctuate with changes in the fair value of the investment entity’s net assets but do not have significant management influence and the ability to direct the VIE’s significant economic activities are said to have a variable interest in the VIE but do not consolidate the VIE in their financial results.

The Company has variable interests in several VIE’s for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

The fair value of one of the Company’s variable interest VIE’s was $33.3 million and $32.6 million as of June 30, 2016 and December 31, 2015, respectively. The Company’s maximum exposure to loss from this variable interest VIE, which factors in future funding commitments, was $55.4 million at June 30, 2016 and $52.6 million at December 31, 2015. The fair value of the remaining two variable interest VIE’s, which were acquired in 2016, were $2.5 million at June 30, 2016. The Company is not able to accurately estimate future funding requirements for the remaining two variable interest VIE’s due to related debt components of the underlying investments that are not considered variable interest VIE’s. If the entire future funding commitments of these two investments were considered variable interest VIE’s, the Company’s maximum exposure to loss from the remaining VIE’s at June 30, 2016 would be $28.9 million. The Company’s investment in variable interest VIE’s is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the statement of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)		June 30, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(26,343)	$200,000	$(15,256)

The following table summarizes the net losses included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2016 and 2015:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Operations Line	2016	2015	2016	2015
Interest rate swap agreements	Net realized investment gains (losses)	$(4,574)	$5,057	$(13,552)	$(825)

As of June 30, 2016 and December 31, 2015, the Company is due $4.7 million and $4.5 million, respectively, for funds it needed to post to execute the swap transaction and $26.9 million and $17.3 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

GLOBAL INDEMNITY PLC

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$81,888	$3,358	$—	$85,246
Obligations of states and political subdivisions	—	179,273	—	179,273
Mortgage-backed securities	—	157,404	—	157,404
Commercial mortgage-backed securities	—	133,499	—	133,499
Asset-backed securities	—	269,797	—	269,797
Corporate bonds and debt	—	351,496	11,220	362,716
Foreign corporate bonds	—	119,020	—	119,020

Total fixed maturities	81,888	1,213,847	11,220	1,306,955
Common stock	119,008	—	—	119,008

Total assets measured at fair value (1)	$200,896	$1,213,847	$11,220	$1,425,963

Liabilities:
Derivative instruments	$—	$26,343	$—	$26,343

Total liabilities measured at fair value	$—	$26,343	$—	$26,343

(1)	Excluded from the table above are limited liability companies and limited partnerships of $35.8 million at June 30, 2016 whose fair value is based on net asset value as a practical expedient.

GLOBAL INDEMNITY PLC

As of December 31, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$101,264	$5,858	$—	$107,122
Obligations of states and political subdivisions	—	205,240	—	205,240
Mortgage-backed securities	—	159,123	—	159,123
Commercial mortgage-backed securities	—	140,390	—	140,390
Asset-backed securities	—	260,022	—	260,022
Corporate bonds	—	332,111	—	332,111
Foreign corporate bonds	—	102,141	—	102,141

Total fixed maturities	101,264	1,204,885	—	1,306,149
Common stock	110,315	—	—	110,315

Total assets measured at fair value (1)	$211,579	$1,204,885	$—	$1,416,464

Liabilities:
Derivative instruments	$—	$15,256	$—	$15,256

Total liabilities measured at fair value	$—	$15,256	$—	$15,256

(1)	Excluded from the table above are limited partnerships of $32.6 million at December 31, 2015 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facilities	$77,776	$77,776	$75,646	$75,646
7.75% Subordinated Notes due 2045 (1)	96,435	96,795	96,388	91,748

Total	$174,211	$174,571	$172,034	$167,394

(1)	As of June 30, 2016 and December 31, 2015, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.6 million.

The fair value of the margin borrowing facilities approximates its carrying value due to the facilities being due on demand. The 7.75% subordinated notes due 2045 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended June 30, 2016 or 2015.

GLOBAL INDEMNITY PLC

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2016 and 2015:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$—	$—	$—	$—
Total gains (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	—	—	—	—
Purchases	11,220	—	11,220	—
Distributions	—	—	—	—

Ending balance	$11,220	$—	$11,220	$—

The investments classified as Level 3 in the above table consist of privately placed securities with unobservable inputs. The Company does not have access to daily valuations; therefore, market trades, performance of the underlying assets, and key risks are considered in order to estimate fair values of these middle market corporate debt instruments.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose fair value is based on the net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	33,339	22,014	32,592	20,014
Private Middle Market Loans, LLC (3)	2,459	26,321	—	—

Total	$35,798	$48,335	$32,592	$20,014

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed in 2020.
(3)	This interest consists of two separate equity investments in limited liability companies whereby the Company is also a lender via separate loan agreements. Typical financing is used for growth, acquisitions, or buyouts. The Company classifies their portion of the middle market corporate debt as fixed maturities. The Company has committed $40 million to this investment strategy, including both the equity and financing provisions. While the Company is not able to estimate the proportion of future funding commitments between equity and financing, the total remaining commitment is $26.3 million. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the limited liability company or limited partnership is reflected in the statement of operations, and the adjusted cost basis approximates fair value. The income or loss associated with these limited liability companies or limited partnerships, which was included in investment income, was $0.9 million and $1.1 million during the quarters ended June 30, 2016 and 2015, respectively, and $2.9 million and $1.3 million during the six months ended June 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited liability companies and limited partnerships whose fair value is based on net asset values as a practical expedient. Two vendors provide prices for equity and fixed maturity securities.

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

During the quarters and six months ended June 30, 2016 and 2015, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5. Income Taxes

The statutory income tax rates of the countries where the Company does business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 29.22% in the Duchy of Luxembourg, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each

GLOBAL INDEMNITY PLC

country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and distributions from limited liability companies and limited partnerships, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and distributions from limited liability companies and limited partnerships. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2016 and 2015 were as follows:

Quarter Ended June 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$57,574	$141,911	$(45,166)	$154,319

Net premiums written	$57,560	$67,750	$—	$125,310

Net premiums earned	$52,454	$65,350	$—	$117,804
Net investment income	12,132	2,925	(8,495)	6,562
Net realized investment gains (losses)	57	(3,549)	—	(3,492)
Other income (loss)	(66)	861	—	795

Total revenues	64,577	65,587	(8,495)	121,669
Losses and Expenses:
Net losses and loss adjustment expenses	30,550	47,561	—	78,111
Acquisition costs and other underwriting expenses	23,587	24,955	—	48,542
Corporate and other operating expenses	2,488	1,767	—	4,255
Interest expense	2,076	8,648	(8,495)	2,229

Income (loss) before income taxes	$5,876	$(17,344)	$—	$(11,468)

Quarter Ended June 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$83,601	$148,038	$(65,124)	$166,515

Net premiums written	$83,601	$62,404	$—	$146,005

Net premiums earned	$72,471	$56,406	$—	$128,877
Net investment income	11,320	4,325	(6,504)	9,141
Net realized investment gains (losses)	(118)	6,650	—	6,532
Other income	13	564	—	577

Total revenues	83,686	67,945	(6,504)	145,127
Losses and Expenses:
Net losses and loss adjustment expenses	39,621	39,939	—	79,560
Acquisition costs and other underwriting expenses	31,570	19,356	—	50,926
Corporate and other operating expenses	(334)	4,668	—	4,334
Interest expense	430	6,609	(6,504)	535

Income (loss) before income taxes	$12,399	$(2,627)	$—	$9,772

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$89,397	$270,542	$(64,254)	$295,685

Net premiums written	$89,383	$152,799	$0	$242,182

Net premiums earned	$108,439	$131,001	$0	$239,440
Net investment income	25,235	8,060	(16,987)	16,308
Net realized investment gains (losses)	70	(11,055)	0	(10,985)
Other income (loss)	28	1,723	0	1,751

Total revenues	133,772	129,729	(16,987)	246,514
Losses and Expenses:
Net losses and loss adjustment expenses	56,222	86,673	0	142,895
Acquisition costs and other underwriting expenses	47,107	53,525	0	100,632
Corporate and other operating expenses	4,276	3,782	0	8,058
Interest expense	4,152	17,279	(16,987)	4,444

Income (loss) before income taxes	$22,015	$(31,530)	$0	$(9,515)

Six Months Ended June 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$222,397	$271,042	$(184,055)	$309,384

Net premiums written	$222,358	$49,751	$—	$272,109

Net premiums earned	$144,135	$112,079	$—	$256,214
Net investment income	21,502	8,811	(12,931)	17,382
Net realized investment gains (losses)	(387)	3,949	—	3,562
Other income (loss)	(66)	1,195	—	1,129

Total revenues	165,184	126,034	(12,931)	278,287
Losses and Expenses:
Net losses and loss adjustment expenses	75,805	73,374	—	149,179
Acquisition costs and other underwriting expenses	61,864	37,320	—	99,184
Corporate and other operating expenses	1,747	14,127	—	15,874
Interest expense	824	13,147	(12,931)	1,040

Income (loss) before income taxes	$24,944	$(11,934)	$—	$13,010

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Current income tax expense (benefit):
Foreign	$92	$70	$205	$161
U.S. Federal	—	(2,657)	—	(1,547)

Total current income tax expense (benefit)	92	(2,587)	205	(1,386)

Deferred income tax expense (benefit):
U.S. Federal	(6,395)	1,242	(11,680)	(3,515)

Total deferred income tax expense (benefit)	(6,395)	1,242	(11,680)	(3,515)

Total income tax benefit	$(6,303)	$(1,345)	$(11,475)	$(4,901)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY PLC

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2016		2015
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(5,977)	(52.1%)	$(848)	(8.7%)
Adjustments:
Tax exempt interest	(99)	(0.9)	(83)	(0.8)
Dividend exclusion	(238)	(2.1)	(258)	(2.6)
Other	11	0.1	(156)	(1.6)

Actual tax on continuing operations	$(6,303)	(55.0%)	$(1,345)	(13.7%)

The effective income tax benefit rate for the quarter ended June 30, 2016 was 55.0%, compared to an effective income tax benefit rate of 13.7%, for the quarter ended June 30, 2015. The increase is primarily due to losses incurred in the Company’s U.S. operations. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

	Six Months Ended June 30,
	2016		2015
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(10,829)	(113.9%)	$(4,015)	(30.9%)
Adjustments:
Tax exempt interest	(203)	(2.1)	(219)	(1.7)
Dividend exclusion	(477)	(5.0)	(413)	(3.2)
Other	34	0.3	(254)	(2.0)

Actual tax on continuing operations	$(11,475)	(120.7%)	$(4,901)	(37.8%)

The effective income tax benefit rate for the six months ended June 30, 2016 was 120.7%, compared to an effective income tax benefit rate of 37.8% for the six months ended June 30, 2015. The increase is primarily due to losses incurred in the Company’s U.S. operations. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $10.9 million as of June 30, 2016 and December 31, 2015 which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $10.6 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively, which will expire in 2036 and 2035, respectively. The Company has a Section 163(j) (“163(j)”) carryforward of $3.1 million as of June 30, 2016 and December 31, 2015 which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

GLOBAL INDEMNITY PLC

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$676,236	$770,119	$680,047	$675,472
Less: Ceded reinsurance receivables	106,957	140,508	108,130	123,201

Net balance at beginning of period	569,279	629,611	571,917	552,271
Purchased reserves, gross	—	(584)	—	88,370
Less: Purchased reserves ceded	—	—	—	11,681

Purchased reserves, net	—	(584)	—	76,689

Incurred losses and loss adjustment expenses related to:
Current year	87,032	84,724	158,412	157,838
Prior years	(8,921)	(5,164)	(15,517)	(8,659)

Total incurred losses and loss adjustment expenses	78,111	79,560	142,895	149,179

Paid losses and loss adjustment expenses related to:
Current year	43,560	45,379	63,386	60,061
Prior years	31,559	32,406	79,155	87,276

Total paid losses and loss adjustment expenses	75,119	77,785	142,541	147,337

Net balance at end of period	572,271	630,802	572,271	630,802
Plus: Ceded reinsurance receivables	111,579	138,497	111,579	138,497

Balance at end of period	$683,850	$769,299	$683,850	$769,299

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the second quarter of 2016, the Company reduced its prior accident year loss reserves by $8.9 million, which consisted of a $6.7 million decrease related to Commercial Lines and a $2.2 million decrease related to Reinsurance Operations.

The $6.7 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $7.9 million reduction in aggregate with $2.0 million of favorable development in the construction defect reserve category and $5.9 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category reflects the lower than expected claims frequency and severity which led to a reduction in the 2011 through 2015 accident years. For the other general liability reserve categories, lower than anticipated claims severity was the driver of the favorable development mainly in accident years 2007 through 2012.

•	Property: A $0.3 million increase was due to higher than expected case incurred emergence on catastrophe claims in the 2012 and 2015 accident years.

•	Umbrella: A $0.7 million increase driven by higher than expected case incurred emergence in accident years 2004 and 2011.

The $2.2 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered $3.3 million combined for the 2013 and 2014 accident years and the 2015 accident year increased $1.1 million based on a review of the experience reported from cedants.

In the second quarter of 2015, the Company decreased its prior accident year loss reserves by $5.2 million, which consisted of a $3.6 million decrease related to Commercial Lines and a $1.6 million decrease related to Reinsurance Operations.

GLOBAL INDEMNITY PLC

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

In the first six months of 2016, the Company decreased its prior accident year loss reserves by $15.5 million, which consisted of a $12.3 million decrease related to Commercial Lines and a $3.2 million decrease related to Reinsurance Operations.

The $12.3 million decrease related to Commercial Lines primarily consisted of the following:

•	General Liability: A $12.1 million reduction in aggregate with $1.6 million of favorable development in the construction defect reserve category and $10.5 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category reflects the lower than expected claims frequency and severity which led to a reduction in the 2011 through 2015 accident years. For the other general liability reserve categories, lower than anticipated claims severity was the driver of the favorable development and mainly in accident years 2007 through 2012.

•	Property: A $1.2 million reduction in aggregate is driven by favorable development of $1.5 million in the 2008 through 2013 accident year and 2015 accident year due to lower than expected case incurred emergence on non-catastrophe claims which was partially offset by increases in catastrophe claims totaling $0.3 million in the 2012, 2014, and 2015 accident years.

•	Umbrella: A $0.7 million increase driven by higher than expected case incurred emergence in accident years 2004 and 2011.

The $3.2 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered $4.0 million in the 2013 and 2014 accident years and the 2015 accident year increased $0.8 million based on reviews of the experience reported from cedants.

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

GLOBAL INDEMNITY PLC

7. Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

The following table provides information with respect to A ordinary shares that were surrendered, repurchased, or redeemed during the quarter ended June 30, 2016:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – 31, 2016	596	(2)	$30.56	—	—

Total	596		$30.56	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered, repurchased, or redeemed during the quarter ended June 30, 2015:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – 31, 2015	596	(2)	$27.01	—	—

Total	596		$27.01	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2015 Annual Report on Form 10-K for more information on the Company’s repurchase program.

8. Related Party Transactions

Fox Paine & Company

As of June 30, 2016, Fox Paine beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

Global Indemnity Reinsurance was a limited partner in Fox Paine Capital Fund, II, which was managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine of Wind River Investment Corporation, which was the predecessor holding company for United National Insurance Company. In connection with the Company’s share redemption in 2015, Global Indemnity Reinsurance elected to redeem its shares in Fox Paine Capital Fund II, and as a result, the Company no longer held an interest in Fox Paine Capital Fund II as of November 10, 2015. All of Global Indemnity Reinsurance’s allocable Global Indemnity plc shares that were held by Fox Paine Capital Fund, II were transferred into a new unrelated liquidating partnership.

There were no distributions received from Fox Paine Capital Fund II during the quarters ended June 30, 2016 or 2015. During the six months ended June 30, 2015, the Company received a distribution of $0.8 million from Fox Paine Capital Fund II. The Company did not receive any distribution from Fox Paine Capital Fund II during the six months ended June 30, 2016.

GLOBAL INDEMNITY PLC

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million in each of the quarters ended June 30, 2016 and 2015 and $1.0 million in each of the six months ended June 30, 2016 and 2015 as part of the annual management fee paid to Fox Paine. As of June 30, 2016 and December 31, 2015, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $3.6 million and $2.6 million, respectively.

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

Cozen O’Connor

The Company incurred $0.2 million and $0.3 million for legal services rendered by Cozen O’Connor during the quarter and six months ended June 30, 2015, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned effective December 31, 2015.

Crystal & Company

The Company incurred brokerage fees with Crystal & Company, an insurance broker, of $0.06 million during each of the quarters ended June 30, 2016 and 2015 and $0.1 million during each of the six months ended June 30, 2016 and 2015. In January of 2016, a subsidiary of the Company entered into an agency relationship with Crystal & Company in which Crystal & Company is to be paid a commission on net premiums written and collected consistent with those paid to other agencies in the Company’s ordinary course of business. The Company did not pay any commissions to Crystal & Company under this arrangement during the quarter or six months ended June 30, 2016. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned effective July 24, 2016.

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

	Quarters Ended June 30,
(Dollars in thousands)	2016	2015
Assumed earned premium	$(6)	$886
Assumed losses and loss adjustment expenses	(1)	239

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Assumed earned premium	$51	$2,248
Assumed losses and loss adjustment expenses	(209)	643

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Net payable balance	$(259)	$(110)

GLOBAL INDEMNITY PLC

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

Commitments

During 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2016, the Company has funded $28.0 million of this commitment leaving $22.0 million as unfunded.

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. Typical financing arrangements are used for growth, acquisitions, or buyouts. This investment vehicle targets companies with $10 - $50 million in earnings before interest, taxes, depreciation, and amortization. As of June 30, 2016, the Company has funded $13.7 million of this commitment leaving $26.3 million as unfunded. Of the $13.7 million funded, $11.2 million and $2.5 million, respectively, was invested in middle market corporate debt and two separate equity investments in limited liability companies.

10. Share-Based Compensation Plans

Options

No stock options were awarded during the quarters ended June 30, 2016 and 2015. During the quarter ended June 30, 2016, 133,333 unvested stock options were forfeited. No unvested stock options were forfeited during the quarter ended June 30, 2015.

The Company did not award any stock options during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company awarded 200,000 stock options with a strike price of $28.37 per share which vest one third on each of December 31, 2015, 2016, and 2017 based on achievement of Board approved performance targets. During the six months ended June 30, 2016, 200,000 unvested stock options were forfeited. No unvested stock options were forfeited during the six months ended June 30, 2015.

Restricted Shares

No restricted shares were issued to employees during the quarters ended June 30, 2016 and 2015.

During the six months ended June 30, 2016, the Company granted 121,346 A ordinary shares, with a weighted average grant date value of $28.97 per share, to key employees under the Plan. Of the shares granted during the six months ended June 30, 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 were granted to another key employee and vest 100% on February 7, 2019. 8,253 were issued to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

GLOBAL INDEMNITY PLC

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

During the quarters ended June 30, 2016 and 2015, the Company issued 10,172 and 8,798 A ordinary shares, respectively, at a weighted average grant date value of $27.53 and $28.08 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2016 and 2015, the Company issued 19,614 and 18,045 A ordinary shares, respectively, at a weighted average grant date value of $29.26 and $27.91 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares issued to non-employee directors of the Company in 2016 and 2015 were fully vested but subject to certain restrictions.

11. Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended June 30,		Six Months Ended June 30,
except share and per share data)	2016	2015	2016	2015
Net income (loss)	$(5,165)	$11,117	$1,960	$17,911

Basic earnings per share:
Weighted average shares outstanding – basic	17,244,075	25,454,579	17,234,063	25,447,398

Net income (loss) per share	$(0.30)	$0.44	$0.11	$0.70

Diluted earnings per share:
Weighted average shares outstanding – diluted	17,244,075	25,680,997	17,484,980	25,659,869

Net income (loss) per share	$(0.30)	$0.43	$0.11	$0.70

GLOBAL INDEMNITY PLC

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares for basic earnings per share	17,244,075	25,454,579	17,234,063	25,447,398
Non-vested restricted stock	—	122,141	140,773	109,308
Options	—	104,277	110,144	103,163

Weighted average shares for diluted earnings per share	17,244,075	25,680,997	17,484,980	25,659,869

If the Company had not incurred a loss in the quarter ended June 30, 2016, 17,511,617 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 155,967 shares of non-vested restricted stock and 111,575 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended June 30, 2016 and 2015 do not include 300,000 and 512,500 shares, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the six months ended June 30, 2016 and 2015 do not include 300,000 and 512,500 shares, respectively, which were deemed to be anti-dilutive.

The following table summarizes options which are deemed to be anti-dilutive at June 30, 2016:

Grant Date	Expiration Date	Outstanding Options	Strike Price
February 9, 2014	February 10, 2024	300,000	$32.38

		300,000

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

GLOBAL INDEMNITY PLC

The following are tabulations of business segment information for the quarters and six months ended June 30, 2016 and 2015.

Quarter Ended June 30, 2016: (Dollars in thousands)	Commercial Lines(1)		Personal Lines(1)		Reinsurance Operations(2)		Total
Revenues:
Gross premiums written	$58,030		$83,881		$12,408		$154,319

Net premiums written	$52,452		$60,464		$12,394		$125,310

Net premiums earned	$48,187		$60,729		$8,888		$117,804
Other income (loss)	160		701		(66)		795

Total revenues	48,347		61,430		8,822		118,599

Losses and Expenses:
Net losses and loss adjustment expenses	29,712		44,687		3,712		78,111
Acquisition costs and other underwriting expenses	18,919	(3)	26,148	(4)	3,475		48,542

Income (loss) from segments	$(284)		$(9,405)		$1,635		$(8,054)

Unallocated Items:
Net investment income							6,562
Net realized investment losses							(3,492)
Corporate and other operating expenses							(4,255)
Interest expense							(2,229)

Income before income taxes							(11,468)
Income tax benefit							6,303

Net loss							(5,165)

Total assets	$771,330		$522,473		$712,291	(5)	$2,006,094

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $132 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $303 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended June 30, 2015: (Dollars in thousands)	Commercial Lines(1)		Personal Lines(1)		Reinsurance Operations(2)		Total
Revenues:
Gross premiums written	$59,033		$89,004		$18,478		$166,515

Net premiums written	$54,700		$72,827		$18,478		$146,005

Net premiums earned	$49,614		$65,918		$13,345		$128,877
Other income	153		411		13		577

Total revenues	49,767		66,329		13,358		129,454

Losses and Expenses:
Net losses and loss adjustment expenses	30,039		45,180		4,341		79,560
Acquisition costs and other underwriting expenses	20,008	(3)	26,065	(4)	4,853		50,926

Income (loss) from segments	$(280)		$(4,916)		$4,164		$(1,032)

Unallocated Items:
Net investment income							9,141
Net realized investment gains							6,532
Corporate and other operating expenses							(4,334)
Interest expense							(535)

Income before income taxes							9,772
Income tax benefit							1,345

Net income							11,117

Total assets	$944,744		$554,302		$761,412	(5)	$2,260,458

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $261 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $330 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$107,121		$163,421		$25,143		$295,685

Net premiums written	$96,010		$121,043		$25,129		$242,182

Net premiums earned	$95,520		$122,815		$21,105		$239,440
Other income (loss)	323		1,400		28		1,751

Total revenues	95,843		124,215		21,133		241,191

Losses and Expenses:
Net losses and loss adjustment expenses	54,718		79,860		8,317		142,895
Acquisition costs and other underwriting expenses	39,390	(3)	53,284	(4)	7,958		100,632

Income from segments	$1,735		$(8,929)		$4,858		$(2,336)

Unallocated Items:
Net investment income							16,308
Net realized investment losses							(10,985)
Corporate and other operating expenses							(8,058)
Interest expense							(4,444)

Income before income taxes							(9,515)
Income tax benefit							11,475

Net income							1,960

Total assets	$771,330		$522,473		$712,291	(5)	$2,006,094

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $259 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $614 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2015: (Dollars in thousands)	Commercial Lines(1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$108,826		$162,215		$38,343		$309,384

Net premiums written	$100,322		$133,483		$38,304		$272,109

Net premiums earned	$100,328		$129,340		$26,546		$256,214
Other income (loss)	318		877		(66)		1,129

Total revenues	100,646		130,217		26,480		257,343

Losses and Expenses:
Net losses and loss adjustment expenses	59,642		81,098		8,439		149,179
Acquisition costs and other underwriting expenses	40,631	(3)	48,811	(4)	9,742		99,184

Income from segments	$373		$308		$8,299		$8,980

Unallocated Items:
Net investment income							17,382
Net realized investment gains							3,562
Corporate and other operating expenses							(15,874)
Interest expense							(1,040)

Income before income taxes							13,010
Income tax benefit							4,901

Net income							17,911

Total assets	$944,744		$554,302		$761,412	(5)	$2,260,458

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $529 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $647 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

GLOBAL INDEMNITY PLC

13. New Accounting Pronouncements

The following are new accounting guidance issued in 2016 which have not yet been adopted.

In June, 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance surrounding the measurement of credit losses on financial instruments. For assets held at amortized cost basis, the new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates. For available for sale debt securities, credit losses should be measured similar to current GAAP; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of this new guidance is permitted as of the fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, or cash flows.

In March, 2016, the FASB issued new accounting guidance surrounding stock compensation. The new guidance simplifies several aspects of the accounting for share-based payment, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

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

In January, 2016, the FASB issued new accounting guidance surrounding the accounting for financial instruments. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In particular, the guidance requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of this new guidance is permitted as of the beginning of the fiscal year of adoption. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

In 2016, the FASB issued several new accounting pronouncements which provided clarification to existing guidance surrounding revenue from contracts with customers. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

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

Recent Developments

James W. Crystal and Larry N. Port resigned from the Company’s Board of Directors effective July 24, 2016 and July 28, 2016, respectively.

On June 20, 2016, the Company announced that its Board of Directors has unanimously approved a plan to re-domicile from Ireland to the Cayman Islands. The Company’s shareholders will be asked to vote in favor of completing the reorganization proposal at a special shareholders meeting on September 14, 2016. If the proposal is accepted, a Cayman Islands exempted company, Global Indemnity Limited, would replace Global Indemnity plc as the ultimate holding company of the Global Indemnity group of companies. The Company does not expect the re-domestication will have any material impact on its financial results, including the Company’s global effective tax rate.

The Company believes that the Cayman Islands offers a business friendly regulatory environment and a predictable legal framework that simultaneously provides both corporate certainty and shareholder protections, presents a flexible and stable legal and corporate governance framework, which allows a company’s Board of Directors latitude to exercise its judgment in what it deems to be in the best interests of the company and offers a beneficial tax regime.

If the move to the Cayman Islands is approved by the Company’s shareholders, each Company A ordinary share will be cancelled and replaced with one A ordinary share of Global Indemnity Limited and each Company B ordinary share will be cancelled and replaced with one B ordinary share of Global Indemnity Limited. The Company intends that the Global Indemnity Limited A ordinary shares will trade on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol GBLI, the same symbol under which the Company’s A ordinary shares are currently listed. The Company intends that Global Indemnity Limited will be subject to U.S. Securities and Exchange Commission reporting requirements, the mandates of the U.S. Sarbanes-Oxley Act and the corporate governance rules of NASDAQ. The Company will report its consolidated financial results in U.S. dollars and under U.S. generally accepted accounting principles. In addition to shareholder approval, the move to the Cayman Islands is subject to an order from the High Court of Ireland sanctioning the transaction and the satisfaction of certain other conditions.

For additional information on the proposed re-domestication, see the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2016.

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. Typical financing arrangements are used for growth, acquisitions, or buyouts. This investment vehicle targets companies with $10 - $50 million in earnings before interest, taxes, depreciation, and amortization. As of June 30, 2016, the Company has funded $13.7 million of this commitment leaving $26.3 million as unfunded. Of the $13.7 million funded, $11.2 million and $2.5 million, respectively, was invested in middle market corporate debt and two separate equity investments in limited liability companies as of June 30, 2016. As a result of this new investment, the Company incurred an additional $1.5 million in upfront investment fees.

In May, 2016, the Company entered into an agreement to sell all of the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company to an unrelated party for $7.4 million plus the value of capital and surplus which is anticipated to be $10 million at close. Subject to regulatory approvals and customary closing conditions, the transaction is expected to close by the end of the 3rd quarter of 2016. This transaction is not expected to have a significant impact on the ongoing business operations of the Company.

GLOBAL INDEMNITY PLC

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

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 285 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

GLOBAL INDEMNITY PLC

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

Management’s best estimate at June 30, 2016 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $683.9 million and $572.3 million, respectively, as of June 30, 2016. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2016 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	142,430	375,906	518,336
Personal Lines	40,015	60,666	100,681
Reinsurance Operations	16,555	48,278	64,833

Total	199,000	484,850	683,850

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	110,090	308,400	418,490
Personal Lines	36,106	53,135	89,241
Reinsurance Operations	16,555	47,985	64,540

Total	162,751	409,520	572,271

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $158.4 million for claims occurring during the six months ended June 30, 2016:

GLOBAL INDEMNITY PLC

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(22,968)	$(15,444)	$(7,920)	$(396)	$7,128
	-3%	(20,117)	(12,434)	(4,752)	2,930	10,613
	-2%	(18,691)	(10,930)	(3,168)	4,594	12,355
	-1%	(17,266)	(9,425)	(1,584)	6,257	14,098
	0%	(15,840)	(7,920)	—	7,920	15,840
	1%	(14,414)	(6,415)	1,584	9,583	17,582
	2%	(12,989)	(4,910)	3,168	11,246	19,325
	3%	(11,563)	(3,406)	4,752	12,910	21,067
	5%	(8,712)	(396)	7,920	16,236	24,552

The Company’s net reserves for losses and loss adjustment expenses of $572.3 million as of June 30, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

For an analysis of the Company’s securities with gross unrealized losses as of June 30, 2016 and December 31, 2015, and for other than temporary impairment losses that the Company recorded for the quarters ended June 30, 2016 and 2015, please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2016 or December 31, 2015. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has

GLOBAL INDEMNITY PLC

determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

In April, 2016, the US Department of the Treasury announced the issuance of temporary and proposed regulations that could eliminate certain types of interest deductions. These regulations include provisions that may be interpreted to impact other common tax structures including intercompany financing and obligations. The US Department of Treasury still needs to provide clarification on these regulations and proposals.

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

For a description of the Company’s segments, see Note 12 of the notes to the consolidated financial statements in Item 1 of Part I.

GLOBAL INDEMNITY PLC

The following table sets forth an analysis of financial data for the Company’s segments during the periods indicated:

(Dollars in thousands)	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Personal Lines premium written:
Gross premiums written	$83,881	$89,004	$163,421	$162,215
Ceded premiums written	23,417	16,177	42,378	28,732

Net premiums written	$60,464	$72,827	$121,043	$133,483

Commercial Lines premiums written:
Gross premiums written	$58,030	$59,033	$107,121	$108,826
Ceded premiums written	5,578	4,333	11,111	8,504

Net premiums written	$52,452	$54,700	$96,010	$100,322

Reinsurance Operations premiums written:
Gross premiums written	$12,408	$18,478	$25,143	$38,343
Ceded premiums written	14	—	14	39

Net premiums written	$12,394	$18,478	$25,129	$38,304

Revenues: (1)
Personal Lines	$61,430	$66,329	$124,215	$130,217
Commercial Lines	48,347	49,767	95,843	100,646
Reinsurance Operations	8,822	13,358	21,133	26,480

Total revenues	$118,599	$129,454	$241,191	$257,343

Expenses: (2)
Personal Lines (3)	$70,835	$71,245	$133,144	$129,909
Commercial Lines (4)	48,631	50,047	94,108	100,273
Reinsurance Operations	7,187	9,194	16,275	18,181

Total expenses	$126,653	$130,486	$243,527	$248,363

Income (loss) from segments:
Personal Lines	$(9,405)	$(4,916)	$(8,929)	$308
Commercial Lines	(284)	(280)	1,735	373
Reinsurance Operations	1,635	4,164	4,858	8,299

Total income (loss) from segments	$(8,054)	$(1,032)	$(2,336)	$8,980

Insurance combined ratio analysis: (5)
Personal Lines
Loss ratio	73.6	68.5	65.0	62.7
Expense ratio	43.1	39.5	43.4	37.7

Combined ratio	116.7	108.0	108.4	100.4

Commercial Lines
Loss ratio	61.6	60.6	57.3	59.4
Expense ratio	39.3	40.3	41.2	40.5

Combined ratio	100.9	100.9	98.5	99.9

Reinsurance Operations
Loss ratio	41.8	32.5	39.4	31.8
Expense ratio	39.1	36.4	37.7	36.7

Combined ratio	80.9	68.9	77.1	68.5

Consolidated
Loss ratio	66.3	61.7	59.7	58.2
Expense ratio	41.2	39.5	42.0	38.7

Combined ratio	107.5	101.2	101.7	96.9

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to the Company’s segments.
(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to the Company’s segments.
(3)	Includes excise tax of $303 and $330 for the quarters ended June 30, 2016 and 2015, respectively, and excise tax of $614 and $647 for the six months ended June 30, 2016 and 2015, respectively, related to cessions from the Company’s Personal Lines to the Company’s Reinsurance Operations.
(4)	Includes excise tax of $132 and $261 for the quarters ended June 30, 2016 and 2015, respectively, and excise tax of $259 and $529 for the six months ended June 30, 2016 and 2015, respectively, related to cessions from the Company’s Commercial Lines to the Company’s Reinsurance Operations.
(5)	The Company’s insurance combined ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

GLOBAL INDEMNITY PLC

Results of Operations

All percentage and dollar changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Quarter Ended June 30, 2016 Compared with the Quarter Ended June 30, 2015

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2016	2015	$	%
Gross premiums written	$83,881	$89,004	$(5,123)	(5.8%)

Net premiums written	$60,464	$72,827	$(12,363)	(17.0%)

Net premiums earned	$60,729	$65,918	$(5,189)	(7.9%)
Other income	701	411	290	70.6%

Total revenues	61,430	66,329	(4,899)	(7.4%)
Losses and expenses:
Net losses and loss adjustment expenses	44,687	45,180	(493)	(1.1%)
Acquisition costs and other underwriting expenses (1)	26,148	26,065	83	0.3%

Income from segment	$(9,405)	$(4,916)	$(4,489)	91.3%

Underwriting Ratios:
Loss ratio:
Current accident year	73.6	68.5	5.1
Prior accident year	0.0	0.0	0.0

Calendar year loss ratio	73.6	68.5	5.1
Expense ratio	43.1	39.5	3.6

Combined ratio	116.7	108.0	8.7

(1)	Includes excise tax of $303 and $330 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the quarters ended June 30, 2016 and 2015, respectively.

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $83.9 million for the quarter ended June 30, 2016, compared with $89.0 million for the quarter ended June 30, 2015, a decrease of $5.1 million or 5.8%. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement of $10.1 million and $12.9 million for the quarters ended June 30, 2016 and 2015, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written were $73.7 million for the quarter ended June 30, 2016, compared with $76.1 million for the quarter ended June 30, 2015, a decrease of $2.4 million or 3.1%. The decrease is primarily due to non-renewing unprofitable business and limiting catastrophe exposure in certain areas partially offset by business generated by a new agent.

Net premiums written, which equal gross premiums written less ceded premiums written, were $60.5 million for the quarter ended June 30, 2016, compared with $72.8 million for the quarter ended June 30, 2015, a decrease of $12.4 million or 17.0%. Excluding business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement, the ratio of net premiums written to gross premiums written was 82.0% for the quarter ended June 30, 2016 and 95.7% for the quarter ended June 30, 2015, a decrease of 13.7 points. The reduction in the Personal Lines’ retention rate is due to an increase in catastrophe reinsurance and the quota share arrangement that was put in place during the second quarter of 2016.

Net premiums earned were $60.7 million for the quarter ended June 30, 2016, compared with $65.9 million for the quarter ended June 30, 2015, a decrease of $5.2 million or 7.9% resulting from a reduction in net premiums written as noted above. Property net premiums earned for the quarters ended June 30, 2016 and 2015 were $51.0 million and $57.1 million, respectively. Casualty net premium earned were $9.7 million and $8.8 million for the quarters ended June 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

Other Income

Other income was $0.7 million and $0.4 million for the quarters ended June 30, 2016 and 2015, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 73.6% for the quarter ended June 30, 2016 compared with 68.5% for the quarter ended June 30, 2015. The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The current accident year loss ratio for the quarter ended June 30, 2016 was 73.6%, an increase of 5.1 points from 68.5%, for the quarter ended June 30, 2015:

•	The non-catastrophe loss ratio increased 3.0 points to 51.2 in the quarter ended June 30, 2016 from 48.2% in the quarter ended June 30, 2015 mainly due to increased severity in the casualty lines resulting from one large agriculture liability loss in the quarter. Non-catastrophe losses were $31.1 million and $31.8 million for the quarters ended June 30, 2016 and 2015, respectively.

•	The catastrophe loss ratio increased 2.1 points to 22.4% in the quarter ended June 30, 2016 from 20.3% in the quarter ended June 30, 2015 primarily due to a reduction in net premiums earned as a result of purchasing additional catastrophe reinsurance in 2016 and the quota share arrangement put in place during the second quarter of 2016 as well as a slight increase in catastrophe losses. Catastrophe losses were $13.6 million and $13.4 million for the quarters ended June 30, 2016 and 2015, respectively.

In the second quarter of 2016 and 2015, the Company had no changes to prior accident year losses. When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $26.1 million in each of the quarters ended June 30, 2016 and 2015.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 43.1% for the quarter ended June 30, 2016, compared with 39.5% for the quarter ended June 30, 2015. The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase is primarily due to the impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets. As a result of applying purchase accounting during the quarter ended June 30, 2015, deferred acquisition costs related to Personal Lines were written down to zero and a value of business acquired asset was recognized. The net impact to the expense ratio was a reduction of 3.2 points in the quarter ended June 30, 2015.

The combined ratio for the Company’s Personal Lines was 116.7% for the quarter ended June 30, 2016, compared with 108.0% for the quarter ended June 30, 2015. The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

GLOBAL INDEMNITY PLC

Income (loss) from Segment

The factors described above resulted in a loss from the Company’s Personal Lines of $9.4 million for the quarter ended June 30, 2016, compared to a loss of $4.9 million for the quarter ended June 30, 2015.

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		Increase / (Decrease)
	2016	2015	$	%
Gross premiums written	$58,030	$59,033	$(1,003)	(1.7%)

Net premiums written	$52,452	$54,700	$(2,248)	(4.1%)

Net premiums earned	$48,187	$49,614	$(1,427)	(2.9%)
Other income	160	153	7	4.6%

Total revenues	48,347	49,767	(1,420)	(2.9%)
Losses and expenses:
Net losses and loss adjustment expenses	29,712	30,039	(327)	(1.1%)
Acquisition costs and other underwriting expenses (1)	18,919	20,008	(1,089)	(5.4%)

Loss from segment	$(284)	$(280)	$(4)	1.4%

Underwriting Ratios:
Loss ratio:
Current accident year	75.6	67.8	7.8
Prior accident year	(14.0)	(7.2)	(6.8)

Calendar year loss ratio	61.6	60.6	1.0
Expense ratio	39.3	40.3	(1.0)

Combined ratio	100.9	100.9	0.0

GLOBAL INDEMNITY PLC

	Quarters Ended June 30,
Reconciliation of Non-GAAP Measures	2016	2015
Combined ratio excluding the effect of prior accident year (2) (11)	114.9	108.1
Effect of prior accident year	(14.0)	(7.2)

Combined ratio	100.9	100.9

Loss ratio excluding the effect of prior accident year (3) (11)	75.6	67.8
Effect of prior accident year	(14.0)	(7.2)

Loss ratio	61.6	60.6

Property loss ratio excluding the effect of prior accident year (4) (11)	85.5	60.7
Effect of prior accident year	1.1	0.6

Property loss ratio	86.6	61.3

Casualty loss ratio excluding the effect of prior accident year (5) (11)	62.4	78.7
Effect of prior accident year	(34.1)	(19.2)

Casualty loss ratio	28.3	59.5

Non catastrophe property loss ratio excluding the effect of prior accident year (6) (11)	59.9	42.9
Effect of prior accident year	0.1	(0.4)

Non catastrophe property loss ratio	60.0	42.5

Non catastrophe property losses excluding the effect of prior accident year (7) (11)	$16,505	$12,896
Effect of prior accident year	7	(107)

Non catastrophe property losses	$16,512	$12,789

Catastrophe loss ratio excluding the effect of prior accident year (8) (11)	25.6	17.7
Effect of prior accident year	1.1	0.9

Catastrophe loss ratio	26.7	18.6

Catastrophe losses excluding the effect of prior accident year (9) (11)	$7,044	$5,321
Effect of prior accident year	301	280

Catastrophe losses	$7,345	$5,601

Net losses and loss adjustment expenses excluding the effects of prior accident year (10) (11)	$36,445	$33,618
Effect of prior accident year	(6,733)	(3,579)

Net losses and loss adjustment expenses	$29,712	$30,039

(1)	Includes excise tax of $132 and $261 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the quarters ended June 30, 2016 and 2015, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe loss ratio.
(9)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe losses.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(11)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

GLOBAL INDEMNITY PLC

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

(Dollars in thousands)	Quarter Ended June 30, 2016			Quarter Ended June 30, 2015
	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$29,807	$28,235	$26,354	$30,570	$29,333	$26,966
Property Brokerage	13,194	10,528	7,738	13,352	11,495	8,562
Programs	13,987	12,702	13,232	13,957	12,802	12,957
Other	1,042	987	863	1,154	1,070	1,129

Total	$58,030	$52,452	$48,187	$59,033	$54,700	$49,614

Gross premiums written were $58.0 million for the quarter ended June 30, 2016, compared with $59.0 million for the quarter ended June 30, 2015, a decrease of $1.0 million or 1.7%.

Net premiums written were $52.5 million for the quarter ended June 30, 2016, compared with $54.7 million for the quarter ended June 30, 2015, a decrease of $2.2 million or 4.1%. The reduction in net premiums written was primarily due to ceding more premiums in an effort to reduce exposure to catastrophe and large losses. The ratio of net premiums written to gross premiums written was 90.4% for the quarter ended June 30, 2016 and 92.7% for the quarter ended June 30, 2015, a decrease of 2.3%.

Net premiums earned were $48.2 million for the quarter ended June 30, 2016, compared with $49.6 million for the quarter ended June 30, 2015, a decrease of $1.4 million or 2.9%. Property net premiums earned for the quarters ended June 30, 2016 and 2015 were $27.5 million and $30.0 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2016 and 2015 were $20.6 million and $19.6 million, respectively.

Other Income

Other income was $0.2 million in each of the quarters ended June 30, 2016 and 2015. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $29.7 million for the quarter ended June 30, 2016, compared with $30.0 million for the quarter ended June 30, 2015, a decrease of $0.3 million or 1.1%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $36.4 million and $33.6 million for the quarters ended June 30, 2016 and 2015, respectively, an increase of $2.8 million or 8.4%.

The loss ratio for the Company’s Commercial Lines was 61.6% for the quarter ended June 30, 2016 compared with 60.6% for the quarter ended June 30, 2015, an increase of 1.0 points.

The current accident year loss ratio for the quarter ended June 30, 2016 was 75.6%, an increase of 7.8 points from 67.8%, for the quarter ended June 30, 2015:

•	The current accident year property loss ratio increased 24.8 points to 85.5% in the quarter ended June 30, 2016 from 60.7% in the quarter ended June 30, 2015.

•	The non-catastrophe property loss ratio increased by 17.0 points to 59.9% in the quarter ended June 30, 2016 from 42.9% in the quarter ended June 30, 2015 mainly attributable to an increase in large losses primarily in property brokerage. Non-catastrophe property losses were $16.5 million and $12.9 million for the quarters ended June 30, 2016 and 2015, respectively.

•	The catastrophe loss ratio increased 7.9 points to 25.6% in the quarter ended June 30, 2016 from 17.7% in the quarter ended June 30, 2015 primarily due to higher catastrophe activity in the second quarter of 2016. Catastrophe losses were $7.0 million and $5.3 million for the quarters ended June 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

The current accident year casualty loss ratio improved by 16.3 points to 62.4% in the quarter ended June 30, 2016 from 78.7% in the quarter ended June 30, 2015 primarily due to increased losses experienced during the second quarter of 2015 from a higher frequency of claims resulting from the severe winter weather. This increase in frequency was not repeated in 2016 due to the milder winter weather.

In the second quarter of 2016, the Company decreased its prior accident year loss reserves by $6.7 million, which primarily consisted of the following:

•	General Liability: A $7.9 million reduction in aggregate with $2.0 million of favorable development in the construction defect reserve category and $5.9 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category reflects the lower than expected claims frequency and severity which led to a reduction in the 2011 through 2015 accident years. For the other general liability reserve categories, lower than anticipated claims severity was the driver of the favorable development mainly in accident years 2007 through 2012.

•	Property: A $0.3 million increase was due to higher than expected case incurred emergence on catastrophe claims in the 2012 and 2015 accident years.

•	Umbrella: A $0.7 million increase driven by higher than expected case incurred emergence in accident years 2004 and 2011.

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

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $18.9 million for the quarter ended June 30, 2016, compared with $20.0 million for the quarter ended June 30, 2015, a decrease of $1.1 million or 5.4%. This decrease is primarily due to a reduction in salary and benefits as well as a slight reduction in net premiums earned.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 39.3% for the quarter ended June 30, 2016, compared with 40.3% for the quarter ended June 30, 2015.

The combined ratio for the Company’s Commercial Lines was 100.9% for each of the quarters ended June 30, 2016 and 2015. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased to 114.9% for the quarter ended June 30, 2016 from 108.1% for the quarter ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of this increase.

Income from Segment

The factors described above resulted in a loss from the Company’s Commercial Lines of $0.3 million for each of the quarters ended June 30, 2016 and 2015.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Gross premiums written	$12,408	$18,478	$(6,070)	(32.8%)

Net premiums written	$12,394	$18,478	$(6,084)	(32.9%)

Net premiums earned	$8,888	$13,345	$(4,457)	(33.4%)
Other income (loss)	(66)	13	(79)	NM

Total revenues	8,822	13,358	(4,536)	(34.0%)
Losses and expenses:
Net losses and loss adjustment expenses	3,712	4,341	(629)	(14.5%)
Acquisition costs and other underwriting expenses	3,475	4,853	(1,378)	(28.4%)

Income from segment	$1,635	$4,164	$(2,529)	(60.7%)

Underwriting Ratios:
Loss ratio:
Current accident year	66.4	44.4	22.0
Prior accident year	(24.6)	(11.9)	(12.7)

Calendar year loss ratio	41.8	32.5	9.3
Expense ratio	39.1	36.4	2.7

Combined ratio	80.9	68.9	12.0

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	105.5	80.8
Effect of prior accident year	(24.6)	(11.9)

Combined ratio	80.9	68.9

Loss ratio excluding the effect of prior accident year (2) (4)	66.4	44.4
Effect of prior accident year	(24.6)	(11.9)

Loss ratio	41.8	32.5

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$5,900	$5,926
Effect of prior accident year	(2,188)	(1,585)

Net losses and loss adjustment expenses	$3,712	$4,341

NM – not meaningful

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company’s management believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio or measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Premiums

Gross premiums written were $12.4 million for the quarter ended June 30, 2016, compared with $18.5 million for the quarter ended June 30, 2015, a decrease of $6.1 million or 32.8%. This decrease is mainly due to one of the treaties being non-renewed in 2016 in an effort to reduce catastrophe exposure. In addition, the property catastrophe reinsurance marketplace continues to be very competitive due to excess capital resulting in property rates declining and smaller portfolios.

GLOBAL INDEMNITY PLC

Net premiums written were $12.4 million for the quarter ended June 30, 2016, compared with $18.5 million for the quarter ended June 30, 2015, a decrease of $6.1 million or 32.9%. This decrease is due to a decline in gross premiums written as noted above.

Net premiums earned were $8.9 million for the quarter ended June 30, 2016, compared with $13.3 million for the quarter ended June 30, 2015, a decrease of $4.5 million or 33.4%. The decrease is primarily due to a decline in gross premiums written as noted above. Property net premiums earned for the quarters ended June 30, 2016 and 2015 were $8.0 million and $13.0 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2016 and 2015 were $0.9 million and $0.4 million, respectively.

Other Income (Loss)

The Company recognized a loss of $0.07 million and income of $0.01 million for the quarters ended June 30, 2016 and 2015, respectively. Other income (loss) is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $3.7 million for the quarter ended June 30, 2016, compared with $4.3 million for the quarter ended June 30, 2015, a decrease of $0.6 million or 14.5%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $5.9 million in each of the quarters ended June 30, 2016 and 2015.

The loss ratio for the Company’s Reinsurance Operations was 41.8% for the quarter ended June 30, 2016 compared with 32.5% for the quarter ended June 30, 2015.

The current accident year loss ratio increased 22.0 points to 66.4% for the quarter ended June 30, 2016 from 44.4% for the quarter ended June 30, 2015 as property contracts experienced above average catastrophe activity in the second quarter of 2016.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $2.2 million in the quarter ended June 30, 2016, which reduced the loss ratio by 24.6 points, compared to a decrease in net losses and loss adjustment expenses for prior accident years of $1.6 million in the quarter ended June 30, 2015 which reduced the loss ratio by 11.9 points.

The $2.2 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered $3.3 million combined for the 2013 and 2014 accident years and the 2015 accident year increased $1.1 million based on a review of the experience reported from cedants.

The $1.6 million decrease in prior accident loss reserves during the quarter ended June 30, 2015 was primarily due to less severity on property than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $3.5 million for the quarter ended June 30, 2016, compared with $4.9 million for the quarter ended June 30, 2015, a decrease of $1.4 million or 28.4%. The decrease is primarily due to lower premium earned as noted above partially offset by an increase in contingent commission due to reserve releases.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 39.1% for the quarter ended June 30, 2016, compared to 36.4% for the quarter ended June 30, 2015. The increase is primarily due to increased contingent commission expense due to reserve releases on prior accident years.

The combined ratio for the Company’s Reinsurance Operations was 80.9% for the quarter ended June 30, 2016, compared with 68.9% for the quarter ended June 30, 2015. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased to 105.5% for the quarter ended June 30, 2016 from 80.8% for the quarter ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of this increase.

GLOBAL INDEMNITY PLC

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $1.6 million for the quarter ended June 30, 2016 compared to income of $4.2 million for the quarter ended June 30, 2015, a decrease of $2.5 million.

Unallocated Corporate Items

The following items are not allocated to the Company’s Commercial Lines, Personal Lines, or Reinsurance Operations segments:

	Quarters Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Net investment income	$6,562	$9,141	$(2,579)	(28.2%)
Net realized investment gains / (losses)	(3,492)	6,532	(10,024)	(153.5%)
Corporate and other operating expenses	(4,255)	(4,334)	(79)	(1.8%)
Interest expense	(2,229)	(535)	1,694	316.6%
Income tax benefit	6,303	1,345	4,958	368.6%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $6.6 million for the quarter ended June 30, 2016, compared with $9.1 million for the quarter ended June 30, 2015, a decrease of $2.6 million or 28.2%.

•	Gross investment income, which excludes realized gains and losses, was $9.0 million for the quarter ended June 30, 2016, compared with $10.0 million for the quarter ended June 30, 2015, a decrease of $1.0 million or 10.1%. The decrease was primarily due to a reduction in the size of the investment portfolio due to redeeming $190.0 million of A ordinary shares during the fourth quarter of 2015.

•	Investment expenses were $2.5 million for the quarter ended June 30, 2016, compared with $0.9 million for the quarter ended June 30, 2015, an increase of $1.6 million or 173.8%. The increase is primarily due to upfront fees necessary to enter into a new investment. See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the Company’s $40 million commitment related to this new investment.

At June 30, 2016, the Company held agency mortgage-backed securities with a market value of $80.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.0 years as of June 30, 2016, compared with 2.2 years as of June 30, 2015. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of June 30, 2016 compared with 2.1 years as of June 30, 2015. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2016, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.1% at June 30, 2015. The embedded book yield on the $179.3 million of municipal bonds in the Company’s portfolio, which includes $110.6 million of taxable municipal bonds, was 2.7% at June 30, 2016, compared to an embedded book yield of 2.6% on the Company’s municipal bond portfolio of $232.5 million at June 30, 2015.

Net Realized Investment Gains (Losses)

Net realized investment losses were $3.5 million for the quarter ended June 30, 2016, compared with net realized investment gains of $6.5 million for the quarter ended June 30, 2015. The net realized investment losses for 2016 consist primarily of net gains of $1.7 million relative to the Company’s equity securities and $0.6 million relative to its fixed maturities, offset by losses of $4.6 million relative to its interest rate swaps and other than temporary impairment losses of $1.2 million. The net realized investment gains for 2015 consist primarily of net gains of $0.6 million relative to the Company’s fixed maturities, $2.7 million relative to its equity securities, and $5.1 million relative to its interest rate swaps offset by other than temporary impairment losses of $1.9 million.

GLOBAL INDEMNITY PLC

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended June 30, 2016 and 2015.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.3 million in each of the quarters ended June 30, 2016 and 2015. Included in corporate and other operating expenses for the quarter ended June 30, 2016 were $1.3 million in expenses related to the proposed re-domestication.

Interest Expense

Interest expense was $2.2 million for the quarter ended June 30, 2016 compared with $0.5 million for the quarter ended June 30, 2015, an increase of $1.7 million or 316.6%. This increase is primarily due to the Company’s $100 million debt offering in August 2015. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $6.3 million for the quarters ended June 30, 2016 compared with $1.3 million for the quarter ended June 30, 2015, an increase of $5.0 million or 368.6%. The increase is primarily due to losses incurred in the Company’s U.S. operations. See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax benefit between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $5.2 million for the quarter ended June 30, 2016 compared with net income of $11.1 million for the quarter ended June 30, 2015, a decrease of $16.3 million or 146.5%.

GLOBAL INDEMNITY PLC

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Gross premiums written	$163,421	$162,215	$1,206	0.7%

Net premiums written	$121,043	$133,483	$(12,440)	(9.3%)

Net premiums earned	$122,815	$129,340	$(6,525)	(5.0%)
Other income	1,400	877	523	59.6%

Total revenues	124,215	130,217	(6,002)	(4.6%)
Losses and expenses:
Net losses and loss adjustment expenses	79,860	81,098	(1,238)	(1.5%)
Acquisition costs and other underwriting expenses (1)	53,284	48,811	4,473	9.2%

Income (loss) from segment	$(8,929)	$308	$(9,237)	NM

Underwriting Ratios:
Loss ratio:
Current accident year	65.0	62.7	2.3
Prior accident year	0.0	0.0	0.0

Calendar year loss ratio	65.0	62.7	2.3
Expense ratio	43.4	37.7	5.7

Combined ratio	108.4	100.4	8.0

NM – not meaningful

(1)	Includes excise tax of $614 and $647 related to cessions from the Company’s Personal Lines to its Reinsurance Operations for the quarters ended June 30, 2016 and 2015, respectively.

Gross premiums written were $163.4 million for the six months ended June 30, 2016, compared with $162.2 million for the six months ended June 30, 2015, an increase of $1.2 million or 0.7%. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement of $23.6 million and $23.0 million for the six months ended June 30, 2016 and 2015, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written were $139.8 million for the six months ended June 30, 2016, compared with $139.2 million for the six months ended June 30, 2015, an increase of $0.6 million or 0.4%.

Net premiums written, which equal gross premiums written less ceded premiums written, were $121.0 million for the six months ended June 30, 2016, compared with $133.5 million for the six months ended June 30, 2015, a decrease of $12.4 million or 9.3%. Excluding business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement, the ratio of net premiums written to gross premiums written was 86.6% for the six months ended June 30, 2016 and 95.9% for the six months ended June 30, 2015, a decrease of 9.3 points. The reduction in the Personal Lines’ retention rate is due to an increase in catastrophe reinsurance and the quota share arrangement that was put in place during the second quarter of 2016.

Net premiums earned were $122.8 million for the six months ended June 30, 2016, compared with $129.3 million for the six months ended June 30, 2015, a decrease of $6.5 million or 5.0%. Property net premiums earned for the six months ended June 30, 2016 and 2015 were $103.3 million and $111.2 million, respectively. Casualty net premiums earned were $19.6 million and $18.1 million for the six month ended June 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

Other Income

Other income was $1.4 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually.

Net Losses and Loss Adjustment Expenses

The loss ratio for the Company’s Personal Lines was 65.0% for the six months ended June 30, 2016 compared with 62.7% for the six months ended June 30, 2015.

The current accident year loss ratio for the six months ended June 30, 2016 was 65.0%, an increase of 2.3 points from 62.7%, for the six months ended June 30, 2015:

•	The non-catastrophe loss ratio improved 0.7 points to 49.6% in the six months ended June 30, 2016 from 50.3% in the six months ended June 30, 2015 driven by both lower claim frequency and severity. Non-catastrophe losses were $60.9 million and $65.0 million for the six months ended June 30, 2016 and 2015, respectively.

•	The catastrophe loss ratio increased 3.0 points to 15.4% in the six months ended June 30, 2016 from 12.4% in the six months ended June 30, 2015 mainly due to higher claim frequency and severity. Catastrophe losses were $18.9 million and $16.1million for the six months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016 and 2015, the Company had no changes to prior accident year losses

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $53.3 million for the six months ended June 30, 2016, compared with $48.8 million for the six months ended June 30, 2015, an increase of $4.5 million or 9.2%. The increase is primarily due to the impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets. As a result of applying purchase accounting during the six months ended June 30, 2015, deferred acquisition costs related to Personal Lines were written down to zero and a value of business acquired asset was recognized. The net impact was a reduction of expenses of $4.3 million in the six months ended June 30, 2015.

Expense and Combined Ratios

The expense ratio for the Company’s Personal Lines was 43.4% for the six months ended June 30, 2016, compared with 37.7% for the six months ended June 30, 2015. The increase is primarily due to the impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets. As a result of applying purchase accounting during the six months ended June 30, 2015, deferred acquisition costs related to Personal Lines were written down to zero and a value of business acquired asset was recognized. The net impact to the expense ratio was a reduction of 3.4 points in the six months ended June 30, 2015.

The combined ratio for the Company’s Personal Lines was 108.4% for the six months ended June 30, 2016, compared with 100.4% for the six months ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the increase.

Income (loss) from Segment

The factors described above resulted in a loss from the Company’s Personal Lines of $8.9 million for the six months ended June 30, 2016, compared to income of $0.3 million for the six months ended June 30, 2015.

GLOBAL INDEMNITY PLC

Commercial Lines

The components of income (loss) from the Company’s Commercial Lines’ segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Gross premiums written	$107,121	$108,826	$(1,705)	(1.6%)

Net premiums written	$96,010	$100,322	$(4,312)	(4.3%)

Net premiums earned	$95,520	$100,328	$(4,808)	(4.8%)
Other income	323	318	5	1.6%

Total revenues	95,843	100,646	(4,803)	(4.8%)
Losses and expenses:
Net losses and loss adjustment expenses	54,718	59,642	(4,924)	(8.3%)
Acquisition costs and other underwriting expenses (1)	39,390	40,631	(1,241)	(3.1%)

Income from segment	$1,735	$373	$1,362	365.1%

Underwriting Ratios:
Loss ratio:
Current accident year	70.2	65.0	5.2
Prior accident year	(12.9)	(5.6)	(7.3)

Calendar year loss ratio	57.3	59.4	(2.1)
Expense ratio	41.2	40.5	0.7

Combined ratio	98.5	99.9	(1.4)

GLOBAL INDEMNITY PLC

	Six Months Ended June 30,
	2016	2015
Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (2) (11)	111.4	105.5
Effect of prior accident year	(12.9)	(5.6)

Combined ratio	98.5	99.9

Loss ratio excluding the effect of prior accident year (3) (11)	70.2	65.0
Effect of prior accident year	(12.9)	(5.6)

Loss ratio	57.3	59.4

Property loss ratio excluding the effect of prior accident year (4) (11)	76.3	61.2
Effect of prior accident year	(2.2)	(1.4)

Property loss ratio	74.1	59.8

Casualty loss ratio excluding the effect of prior accident year (5) (11)	61.7	71.1
Effect of prior accident year	(27.7)	(12.2)

Casualty loss ratio	34.0	58.9

Non catastrophe property loss ratio excluding the effect of prior accident year (6) (11)	56.5	44.2
Effect of prior accident year	(2.8)	(1.7)

Non catastrophe property loss ratio	53.7	42.5

Non catastrophe property losses excluding the effect of prior accident year (7) (11)	$31,352	$27,015
Effect of prior accident year	(1,533)	(1,033)

Non catastrophe property losses	$29,819	$25,982

Catastrophe loss ratio excluding the effect of prior accident year (8) (11)	19.8	17.0
Effect of prior accident year	0.5	0.3

Catastrophe loss ratio	20.4	17.3

Catastrophe losses excluding the effect of prior accident year (9) (11)	$10,995	$10,408
Effect of prior accident year	301	206

Catastrophe losses	$11,296	$10,614

Net losses and loss adjustment expenses excluding the effects of prior accident year (10) (11)	$67,045	$65,249
Effect of prior accident year	(12,327)	(5,607)

Net losses and loss adjustment expenses	$54,718	$59,642

(1)	Includes excise tax of $259 and $529 related to cessions from the Company’s Commercial Lines to its Reinsurance Operations for the six months ended June 30, 2016 and 2015, respectively.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(3)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(4)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the property loss ratio.
(5)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the casualty loss ratio.
(6)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property loss ratio.
(7)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the non-catastrophe property losses.
(8)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe loss ratio.
(9)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the catastrophe losses.
(10)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(11)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

GLOBAL INDEMNITY PLC

Premiums

The Company’s Commercial Lines’ gross written, net written, and net earned premiums by product line are as follows:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(Dollars in thousands)	Gross Written	Net Written	Net Earned	Gross Written	Net Written	Net Earned
Small Business Binding Authority	$56,173	$52,813	$52,296	$56,396	$53,812	$54,210
Property Brokerage	21,354	16,328	15,287	21,693	18,281	17,194
Programs	27,865	25,251	26,171	28,581	26,263	26,632
Other	1,729	1,618	1,766	2,156	1,966	2,292

Total	$107,121	$96,010	$95,520	$108,826	$100,322	$100,328

Gross premiums written were $107.1 million for the six months ended June 30, 2016, compared with $108.8 million for the six months ended June 30, 2015, a decrease of $1.7 million or 1.6%.

Net premiums written were $96.0 million for the six months ended June 30, 2016, compared with $100.3 million for the six months ended June 30, 2015, a decrease of $4.3 million or 4.3%. The reduction in net premiums written was primarily due to ceding more premiums in an effort to reduce exposure to catastrophes and large losses. The ratio of net premiums written to gross premiums written was 89.6% for the six month ended June 30, 2016 and 92.2% for the six months ended June 30, 2015, a decrease of 2.6%.

Net premiums earned were $95.5 million for the six months ended June 30, 2016, compared with $100.3 million for the six months ended June 30, 2015, a decrease of $4.8 million or 4.8%. The decline in net premiums earned was primarily due to decreasing the Company’s property retention, additional property excess of loss reinsurance was purchased, and a slight reduction in gross premiums written. Property net premiums earned for the six months ended June 30, 2016 and 2015 were $55.5 million and $61.2 million, respectively. Casualty net premiums earned for the six months ended June 30, 2016 and 2015 were $40.1 million and $39.1 million, respectively.

Other Income

Other income was $0.3 million in each of the six months ended June 30, 2016 and 2015, respectively. Other income is primarily comprised of fee income.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $54.7 million for the six months ended June 30, 2016, compared with $59.6 million for the six months ended June 30, 2015, a decrease of $4.9 million or 8.3%. Excluding the impact of prior year adjustments, the current accident year net losses and loss adjustment expenses were $67.0 million and $65.2 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.8 million or 2.8%.

The loss ratio for the Company’s Commercial Lines was 57.3% for the six months ended June 30, 2016 compared with 59.4% for the six months ended June 30, 2015, an improvement of 2.1 points.

The current accident year loss ratio for the six months ended June 30, 2016 was 70.2%, an increase of 5.2 points from 65.0%, for the six months ended June 30, 2015:

•	The current accident year property loss ratio increased by 15.1 points to 76.3% in the six months ended June 30, 2016 from 61.2% in the six months ended June 30, 2015.

•	The non-catastrophe property loss ratio increased by 12.3 points to 56.5% in the six months ended June 30, 2016 from 44.2% in the six months ended June 30, 2015 mainly attributable to an increase in large property losses primarily in property brokerage. Non-catastrophe property losses were $31.4 million and $27.0 million for the six months ended June 30, 2016 and 2015, respectively.

•	The catastrophe loss ratio increased 2.8 points to 19.8% in the six months ended June 30, 2016 from 17.0% in the six months ended June 30, 2015 primarily due to higher reported claim frequency. Catastrophe losses were $11.0 million and $10.4 million for the six months ended June 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

•	The current accident year casualty loss ratio improved by 9.4 points to 61.7% in the six months ended June 30, 2016 from 71.1% in the six months ended June 30, 2015 mainly due to a decrease in claim frequency reflecting the milder winter weather experienced during 2016. In addition, underwriting actions and rate increases over the past several years have contributed to the improvement experienced to date.

In the first six months of 2016, the Company reduced its prior accident year loss reserves by $12.3 million, which primarily consisted of the following:

•	General Liability: A $12.1 million reduction in aggregate with $1.6 million of favorable development in the construction defect reserve category and $10.5 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category reflects the lower than expected claims frequency and severity which led to a reduction in the 2011 through 2015 accident years. For the other general liability reserve categories, lower than anticipated claims severity was the driver of the favorable development mainly in accident years 2007 through 2012.

•	Property: A $1.2 million reduction in aggregate is driven by favorable development of $1.5 million in the 2008 through 2013 accident year and 2015 accident year due to lower than expected case incurred emergence on non-catastrophe claims which was partially offset by increases in catastrophe claims totaling $0.3 million in the 2012, 2014, and 2015 accident years.

•	Umbrella: A $0.7 million increase driven by higher than expected case incurred emergence in accident years 2004 and 2011.

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

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $39.4 million for the six months ended June 30, 2016, compared with $40.6 million for the six months ended June 30, 2015, an improvement of $1.2 million or 3.1%. This decrease is primarily due to a reduction in salary and benefits as well as a slight reduction in net premiums earned as noted above.

Expense and Combined Ratios

The expense ratio for the Company’s Commercial Lines was 41.2% for the six months ended June 30, 2016, compared with 40.5% for the six months ended June 30, 2015.

The combined ratio for the Company’s Commercial Lines was 98.5% for the six months ended June 30, 2016, compared with 99.9% for the six months ended June 30, 2015. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased to 111.4% for the six months ended June 30, 2016 from 105.5% for the six months ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph for an explanation of the variance.

Income (Loss) from Segment

The factors described above resulted in income from the Company’s Commercial Lines of $1.7 million for the six months ended June 30, 2016, compared to income of $0.4 million for the six months ended June 30, 2015.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Gross premiums written	$25,143	$38,343	$(13,200)	(34.4%)

Net premiums written	$25,129	$38,304	$(13,175)	(34.4%)

Net premiums earned	$21,105	$26,546	$(5,441)	(20.5%)
Other income (loss)	28	(66)	94	(142.4%)

Total revenues	21,133	26,480	(5,347)	(20.2%)
Losses and expenses:
Net losses and loss adjustment expenses	8,317	8,439	(122)	(1.4%)
Acquisition costs and other underwriting expenses	7,958	9,742	(1,784)	(18.3%)

Income from segment	$4,858	$8,299	$(3,441)	(41.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	54.5	43.3	11.2
Prior accident year	(15.1)	(11.5)	(3.6)

Calendar year loss ratio	39.4	31.8	7.6
Expense ratio	37.7	36.7	1.0

Combined ratio	77.1	68.5	8.6

Reconciliation of Non-GAAP Measures
Combined ratio excluding the effect of prior accident year (1) (4)	92.2	80.0
Effect of prior accident year	(15.1)	(11.5)

Combined ratio	77.1	68.5

Loss ratio excluding the effect of prior accident year (2) (4)	54.5	43.3
Effect of prior accident year	(15.1)	(11.5)

Loss ratio	39.4	31.8

Net losses and loss adjustment expenses excluding the effects of prior accident year (3) (4)	$11,507	$11,491
Effect of prior accident year	(3,190)	(3,052)

Net losses and loss adjustment expenses	$8,317	$8,439

(1)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the combined ratio.
(2)	This is a non-GAAP ratio that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the loss ratio.
(3)	This is a non-GAAP measure that excludes the impact of prior accident year adjustments. The most directly comparable GAAP measure is the net losses and loss adjustment expenses.
(4)	The Company believes that this non-GAAP ratio or measure is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s reinsurance operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.

Premiums

Gross premiums written were $25.1 million for the six months ended June 30, 2016, compared with $38.3 million for the six months ended June 30, 2015, a decrease of $13.2 million or 34.4%. This decrease is mainly due to a treaty being non-renewed in 2016 in an effort to reduce catastrophe exposure.

GLOBAL INDEMNITY PLC

Net premiums written were $25.1 million for the six months ended June 30, 2016, compared with $38.3 million for the six months ended June 30, 2015, a decrease of $13.2 million or 34.4%. This decrease is due to a decline in gross premiums written as noted above.

Net premiums earned were $21.1 million for the six months ended June 30, 2016, compared with $26.5 million for the six months ended June 30, 2015, a decrease of $5.4 million or 20.5%. The decrease is primarily due to a decline in gross premiums written as noted above. Property net premiums earned for the six months ended June 30, 2016 and 2015 were $19.3 million and $25.8 million, respectively. Casualty net premiums earned for the six months ended June 30, 2016 and 2015 were $1.8 million and $0.8 million, respectively.

Other Income (Loss)

The Company recognized income of $0.03 million and a loss of $0.07 for the six months ended June 30, 2016 and 2015, respectively. Other income (loss) is comprised of foreign exchange gains and losses.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $8.3 million for the six months ended June 30, 2016, compared with $8.4 million for the six months ended June 30, 2015, a decrease of $0.1 million or 1.4%. Excluding the impact of prior accident year adjustments, the current accident year net losses and loss adjustment expenses were $11.5 million in each of the six months ended June 30, 2016 and 2015.

The loss ratio for the Company’s Reinsurance Operations was 39.4% for the six months ended June 30, 2016 compared with 31.8% for the six months ended June 30, 2015.

The current accident year loss ratio increased 11.2 points to 54.5% for the six months ended June 30, 2016 from 43.3% for the six months ended June 30, 2015 as property contracts experienced above average activity in the second quarter of 2016.

There was a decrease in net losses and loss adjustment expenses for prior accident years of $3.2 million in the six months ended June 30, 2016 which reduced the loss ratio by 15.1 points compared to a decrease in net losses and loss adjustment expenses for prior accident years of $3.1 million in the six months ended June 30, 2015 which decreased the loss ratio 11.5 points.

The $3.2 million reduction in prior accident year loss reserves during the six months ended June 30, 2016 was from the property lines. Ultimate losses were lowered $4.0 million in the 2013 and 2014 accident years and the 2015 accident year increased $0.8 million based on reviews of the experience reported from cedants.

The $3.1 million reduction in prior accident year loss reserves during the six months ended June 30, 2015 was primarily due to less severity on property than expected in accident years 2011 through 2014 due to catastrophe losses developing better than anticipated.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $8.0 million for the six months ended June 30, 2016 compared with $9.7 million for the six months ended June 30, 2015, a decrease of $1.8 million or 18.3%. The decrease is primarily due to lower premium earned as noted above partially offset by increased contingent commission due to reserve releases.

Expense and Combined Ratios

The expense ratio for the Company’s Reinsurance Operations was 37.7% for the six months ended June 30, 2016, compared to 36.7% for the six months ended June 30, 2015.

The combined ratio for the Company’s Reinsurance Operations was 77.1% for the six months ended June 30, 2016, compared with 68.5% for the six months ended June 30, 2015. Excluding the impact of prior accident year adjustments, the current accident year combined ratio increased to 92.2% for the six months ended June 30, 2016 from 80.0% for the six months ended June 30, 2015. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and a discussion of expense ratio in preceding paragraph for an explanation of this increase.

GLOBAL INDEMNITY PLC

Income from Segment

The factors described above resulted in income from the Company’s Reinsurance Operations of $4.9 million for the six months ended June 30, 2016 compared to income of $8.3 million for the six months ended June 30, 2015, a decrease of $3.4 million or 41.5%.

Unallocated Corporate Items

The following items are not allocated to the Company’s Personal Lines, Commercial Lines, or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2016	2015	$	%
Net investment income	$16,308	$17,382	$(1,074)	(6.2%)
Net realized investment gains (losses)	(10,985)	3,562	(14,547)	(408.4%)
Corporate and other operating expenses	(8,058)	(15,874)	(7,816)	(49.2%)
Interest expense	(4,444)	(1,040)	3,404	327.3%
Income tax benefit	11,475	4,901	6,574	134.1%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $16.3 million for the six months ended June 30, 2016, compared with $17.4 million for the six months ended June 30, 2015, a decrease of $1.1 million or 6.2%.

•	Gross investment income, which excludes realized gains and losses, was $19.5 million for the six months ended June 30, 2016, compared with $19.1 million for the six months ended June 30, 2015, an increase of $0.4 million or 2.0%. The increase was primarily due to the increase in income related to the Company’s limited partnership investments during 2016 partially offset by a reduction in the size of the investment portfolio due to redeeming $190.0 million of A ordinary shares during the fourth quarter of 2015.

•	Investment expenses were $3.2 million for the six months ended June 30, 2016, compared with $1.7 million for the six months ended June 30, 2015, an increase of $1.5 million or 84.2%. The increase is primarily due to upfront fees necessary to enter into a new investment. See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the Company’s $40 million commitment related to this new investment.

Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of average duration and embedded book yield.

Net Realized Investment Gains (Losses)

Net realized investment losses were $11.0 million for the six months ended June 30, 2016, compared with net realized investment gains of $3.6 million for the six months ended June 30, 2015. The net realized investment losses for 2016 consist primarily of net gains of $0.8 million relative to the Company’s fixed maturities, $4.0 million relative to its equity securities, offset by losses of $13.6 million related to its interest rate swaps and other than temporary impairment losses of $2.2 million. The net realized investment gains for 2015 consist primarily of net gains of $1.3 million relative to the Company’s fixed maturities, $5.4 million relative to its equity securities, offset by losses of $0.8 million related to its interest rate swaps and other than temporary impairment losses of $2.2 million.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the six months ended June 30, 2016 and 2015.

GLOBAL INDEMNITY PLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $8.1 million for the six months ended June 30, 2016, compared with $15.9 million for the six months ended June 30, 2015, a decrease of $7.8 million or 49.2%. This decrease is primarily due to incurring costs of $8.3 million as a result of the acquisition of American Reliable during the six months ended June 30, 2015. This reduction was partially offset by incurring cost of $1.9 million related to the proposed re-domestication during the six months ended June 30, 2016.

Interest Expense

Interest expense was $4.4 million for the six months ended June 30, 2016 compared with $1.0 million for the six months ended June 30, 2015, an increase of $3.4 million or 327.3%. This increase is primarily due to the Company’s $100 million debt offering in August, 2016. See Notes 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $11.5 million for the six months ended June 30, 2016 compared with $4.9 million for the six months ended June 30, 2015, an increase of $6.6 million or 134.1%. The increase is primarily due to losses incurred in the Company’s U.S. operations. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $2.0 million for the six months ended June 30, 2016 compared with net income of $17.9 million for the six months ended June 30, 2015, a decrease of $16.0 million or 89.1%.

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

The principal sources of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses, debt service payments, and share repurchases includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. In addition, the Company has future funding commitments of $48.3 million related to investments. The timing of this commitment is uncertain. Other than the impact of this potential redemption and the Company’s future funding commitments related to investments, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory

GLOBAL INDEMNITY PLC

accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. The U.S. Insurance Companies did not declare or pay any dividends during the quarter or six months ended June 30, 2016.

For 2016, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or six months ended June 30, 2016.

Cash Flows

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

The Company’s reconciliation of net income to cash provided by operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by operating activities was $4.0 million and $19.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in operating cash flows of approximately $15.2 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change
Net premiums collected	$244,962	$278,985	$(34,023)
Net losses paid	(138,863)	(148,109)	9,246
Underwriting and corporate expenses	(115,671)	(134,323)	18,652
Net investment income	18,188	23,706	(5,518)
Net federal income taxes paid	(217)	(87)	(130)
Interest paid	(4,383)	(955)	(3,428)

Net cash provided by operating activities	$4,016	$19,217	$(15,201)

The decline in net premiums collected of $34.0 million is primarily due to the settlement of a terminated quota share agreement between American Reliable and Bankers Atlantic Reinsurance Company.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

GLOBAL INDEMNITY PLC

Liquidity

Stop Loss Agreement, Quota Share Arrangements and Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies, excluding Personal Lines, and Global Indemnity Reinsurance participated in a stop loss agreement that provided protection to the U.S. insurance companies, excluding Personal Lines, in a loss corridor from 70% to 90% subject to certain restrictions. This agreement was terminated on a prospective basis on January 1, 2016.

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

Location-Specific Quota Share

Effective May 1, 2016, the Company purchased a location specific quota share whereby 50% of the net retained underwriting results were ceded for certain states and business segments. Recoveries under the treaty are subject to a $100 million limit for a single property loss occurrence and $3 million for a single casualty loss occurrence. This treaty expires on May 1, 2017.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the six months ended June 30, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the six months ended June 30, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of June 30, 2016, the Company has funded $13.7 million of this commitment leaving $26.3 million as unfunded. Of the $13.7 million funded, $11.2 million and $2.5 million, respectively, was invested in middle market corporate debt and two separate equity investments in limited liability companies as of June 30, 2016.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s contractual obligations during the six months ended June 30, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements within the meaning of Section 21E of the Security Exchange Act of 1934, as amended, that reflect the Company’s current views with respect to future events and financial performance.Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

GLOBAL INDEMNITY PLC

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2015 Annual Report on Form 10-K, as supplemented by the Company’s definitive proxy statement on Schedule 14A filed July 15, 2016, for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Global equities posted positive results for the quarter ended June 30, 2016 and climbed back to a flat return year to date. Despite the uncertainty about global growth prospects and the unexpected Brexit referendum result, risk assets were resilient. After a lengthy campaign, the British electorate voted to leave the European Union (“EU”). Market volatility may increase as a result of the uncertainty surrounding the Implementation of Brexit. In the United States, solid economic data helped investors shrug off the U.S. Federal Reserve’s (“Fed”) ramped-up hawkish rhetoric during May. U.S. equities rose for the third consecutive quarter.

Accommodative global central bank monetary policy, near-term stabilization in China, and a rebound in commodity prices supported global fixed income markets in the first part of the quarter. However, investors turned more cautious in June as the outcome of the referendum on Britain’s EU membership moved into sharper focus. After a flurry of hawkish Fed rhetoric in May, a weak U.S. payroll report in early June and growing uncertainty over Brexit started to unwind some of those expectations. The Fed chose to err on the side of caution by holding rates steady at its June meeting.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 1.87 years. Portfolio purchases during the quarter were focused within U.S. corporate bonds and asset-backed securities. These purchases were funded primarily through maturities and paydowns. During the second quarter, the portfolio’s asset allocation was relatively unchanged.

There have been no other material changes to the Company’s market risk since December 31, 2015. Please see Item 7A of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.    Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on March 14, 2016, as supplemented by the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2016. The risk factors identified therein have not materially changed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were 596 shares purchased from the Company’s employees during the quarter ended June 30, 2016. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

See Note 7 to the consolidated financial statements in Item 1 of Part I of this report for tabular disclosure of the Company’s share repurchases by month.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GLOBAL INDEMNITY PLC

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the quarters June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarter ended June 30, 2016 and the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

August 5, 2016	By:	/s/ Thomas M. McGeehan
Date: August 5, 2016	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)