Form 10-Q
period 2016-09-30
Global Indemnity plc
filed 2016-11-04
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 28, 2016, the registrant had outstanding 13,429,780 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY PLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2016	December 31, 2015
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,297,465 and $1,308,333)	$1,310,957	$1,306,149
Equity securities:
Available for sale, at fair value (cost: $102,899 and $100,157)	122,779	110,315
Other invested assets	32,635	32,592

Total investments	1,466,371	1,449,056
Cash and cash equivalents	63,779	67,037
Premiums receivable, net	86,469	89,245
Reinsurance receivables, net	108,452	115,594
Funds held by ceding insurers	19,356	16,037
Federal income taxes receivable	4,656	4,828
Deferred federal income taxes	39,337	34,687
Deferred acquisition costs	55,141	56,517
Intangible assets	23,211	23,607
Goodwill	6,521	6,521
Prepaid reinsurance premiums	38,401	44,363
Receivable for securities sold	—	172
Other assets	70,121	49,630

Total assets	$1,981,815	$1,957,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$664,382	$680,047
Unearned premiums	278,561	286,285
Ceded balances payable	11,718	4,589
Payable for securities purchased	1,921	—
Contingent commissions	9,392	11,069
Debt	173,162	172,034
Other liabilities	60,236	53,344

Total liabilities	1,199,372	$1,207,368

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 16,568,674 and 16,424,546, respectively; A ordinary shares outstanding: 13,429,780 and 13,313,751, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	3	3
Additional paid-in capital	532,498	529,872
Accumulated other comprehensive income, net of taxes	23,279	4,078
Retained earnings	329,911	318,416
A ordinary shares in treasury, at cost: 3,138,894 and 3,110,795 shares, respectively	(103,248)	(102,443)

Total shareholders’ equity	782,443	749,926

Total liabilities and shareholders’ equity	$1,981,815	$1,957,294

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gross premiums written	$133,569	$150,148	$429,254	$459,532

Net premiums written	$115,051	$122,497	$357,233	$394,606

Net premiums earned	$119,553	$124,707	$358,993	$380,921
Net investment income	8,795	8,852	25,103	26,234
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(2,214)	(4,641)	(4,481)	(6,879)
Other net realized investment gains (losses)	4,142	(6,137)	(4,576)	(337)

Total net realized investment gains (losses)	1,928	(10,778)	(9,057)	(7,216)
Other income	7,852	1,279	9,603	2,408

Total revenues	138,128	124,060	384,642	402,347
Losses and Expenses:
Net losses and loss adjustment expenses	72,162	77,691	215,057	226,870
Acquisition costs and other underwriting expenses	48,129	50,934	148,761	150,118
Corporate and other operating expenses	5,006	3,567	13,064	19,441
Interest expense	2,233	1,595	6,677	2,635

Income (loss) before income taxes	10,598	(9,727)	1,083	3,283
Income tax expense (benefit)	1,063	(5,981)	(10,412)	(10,882)

Net income (loss)	$9,535	$(3,746)	$11,495	$14,165

Per share data:
Net income (loss) (1)
Basic	$0.55	$(0.15)	$0.67	$0.56

Diluted	$0.54	$(0.15)	$0.66	$0.55

Weighted-average number of shares outstanding
Basic	17,254,843	25,463,994	17,241,040	25,452,991

Diluted	17,540,060	25,463,994	17,515,854	25,684,931

(1)	For the quarter ended September 30, 2015, “diluted” loss per share is the same as “basic” loss per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$9,535	$(3,746)	$11,495	$14,165

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	2,076	(9,078)	22,081	(9,808)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(3)	(1)	(4)	(1)
Reclassification adjustment for (gains) losses included in net income (loss)	(781)	2,199	(2,474)	(517)
Unrealized foreign currency translation gains (losses)	(89)	23	(402)	187

Other comprehensive income (loss), net of tax	1,203	(6,857)	19,201	(10,139)

Comprehensive income (loss), net of tax	$10,738	$(10,603)	$30,696	$4,026

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Number of A ordinary shares issued:
Number at beginning of period	16,424,546	16,331,577
Ordinary shares issued under share incentive plans	115,712	121,812
Ordinary shares issued to directors	28,416	36,321
B ordinary shares converted to A ordinary shares	—	7,928,004
Ordinary shares redeemed	—	(8,260,870)
Ordinary shares issued in connection with American Reliable acquisition	—	267,702

Number at end of period	16,568,674	16,424,546

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	12,061,370
B Ordinary shares converted to A ordinary shares	—	(7,928,004)

Number at end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning and end of period	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$529,872	$519,590
Share compensation plans	2,499	10,272
Tax benefit on share-based compensation expense	127	10

Balance at end of period	$532,498	$529,872

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$4,078	$23,384
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	19,607	(19,436)
Change in other than temporary impairment losses recognized in other comprehensive income	(4)	(10)
Unrealized foreign currency translation gains (losses)	(402)	140

Other comprehensive income (loss)	19,201	(19,306)

Balance at end of period	$23,279	$4,078

Retained earnings:
Balance at beginning of period	$318,416	$466,717
Ordinary shares redeemed	—	(189,770)
Net income	11,495	41,469

Balance at end of period	$329,911	$318,416

Number of treasury shares:
Number at beginning of period	3,110,795	3,064,815
A ordinary shares purchased	28,099	11,895
Elimination of shares indirectly owned by subsidiary	—	34,085

Number at end of period	3,138,894	3,110,795

Treasury shares, at cost:
Balance at beginning of period	$(102,443)	$(101,404)
A ordinary shares purchased, at cost	(805)	(333)
Elimination of shares indirectly owned by subsidiary	—	(706)

Balance at end of period	$(103,248)	$(102,443)

Total shareholders’ equity	$782,443	$749,926

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY PLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,495	$14,165
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of the value of business acquired	—	22,823
Amortization and depreciation	4,757	3,761
Amortization of debt issuance costs	92	16
Restricted stock and stock option expense	2,499	9,671
Deferred federal income taxes	(10,847)	(8,984)
Amortization of bond premium and discount, net	7,398	10,557
Net realized investment losses	9,057	7,216
Gain on disposition of subsidiary	(6,872)	—
Equity in the earnings of equity method limited liability investments	(3,749)	(1,448)
Changes in:
Premiums receivable, net	2,776	18,971
Reinsurance receivables, net	7,142	5,373
Funds held by ceding insurers	(3,319)	661
Unpaid losses and loss adjustment expenses	(15,665)	(35,452)
Unearned premiums	(7,724)	4,608
Ceded balances payable	7,129	(11,909)
Other assets and liabilities, net	(19,348)	(13,199)
Contingent commissions	(1,677)	(2,909)
Federal income tax receivable/payable	172	(2,048)
Deferred acquisition costs, net	1,376	(32,160)
Prepaid reinsurance premiums	5,962	9,081

Net cash used for operating activities	(9,346)	(1,206)

Cash flows from investing activities:
Cash release from escrow for business acquisition	—	113,696
Acquisition of business, net of cash acquired	—	(92,336)
Proceeds from sale of fixed maturities	279,659	290,580
Proceeds from sale of equity securities	34,976	34,161
Proceeds from sale of preferred stock	—	1,540
Proceeds from maturity of fixed maturities	61,437	146,870
Proceeds from limited partnership distribution	6,350	4,287
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $1,269	16,937	—
Amounts paid in connection with derivatives	(11,527)	(7,072)
Purchases of fixed maturities	(344,514)	(485,153)
Purchases of equity securities	(34,945)	(32,434)
Purchases of other invested assets	(2,643)	(2,250)

Net cash provided by (used for) investing activities	5,730	(28,111)

Cash flows from financing activities:
Net borrowings under margin borrowing facilities	1,050	21,114
Proceeds from issuance of subordinated notes	—	100,000
Debt issuance cost	(14)	(3,659)
Tax benefit on share-based compensation expense	127	58
Purchase of A ordinary shares	(805)	(333)

Net cash provided by financing activities	358	117,180

Net change in cash and cash equivalents	(3,258)	87,863
Cash and cash equivalents at beginning of period	67,037	58,823

Cash and cash equivalents at end of period	$63,779	$146,686

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

The Company manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines, managed in Bala Cynwyd, Pennsylvania, offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into three product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment, via the American Reliable Insurance Company (“American Reliable”) product classification, offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis and is managed in Scottsdale, Arizona. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”). Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (‘Insurance Operations”). See Note 12 for additional information regarding segments.

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income (loss). This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2015 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY PLC

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2016
Fixed maturities:
U.S. treasury and agency obligations	$79,290	$1,549	$—	$80,839	$—
Obligations of states and political subdivisions	167,430	3,315	(49)	170,696	—
Mortgage-backed securities	104,222	2,765	(38)	106,949	—
Asset-backed securities	250,766	1,731	(297)	252,200	(6)
Commercial mortgage-backed securities	175,469	372	(1,188)	174,653	—
Corporate bonds and debt	391,277	5,073	(695)	395,655	—
Foreign corporate bonds	129,011	982	(28)	129,965	—

Total fixed maturities	1,297,465	15,787	(2,295)	1,310,957	(6)
Common stock	102,899	22,225	(2,345)	122,779	—
Other invested assets	32,635	—	—	32,635	—

Total	$1,432,999	$38,012	$(4,640)	$1,466,371	$(6)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2015
Fixed maturities:
U.S. treasury and agency obligations	$106,303	$1,140	$(321)	$107,122	$—
Obligations of states and political subdivisions	203,121	2,576	(457)	205,240	—
Mortgage-backed securities	157,753	2,113	(743)	159,123	—
Asset-backed securities	261,008	435	(1,421)	260,022	(9)
Commercial mortgage-backed securities	142,742	—	(2,352)	140,390	—
Corporate bonds	334,720	685	(3,294)	332,111	—
Foreign corporate bonds	102,686	194	(739)	102,141	—

Total fixed maturities	1,308,333	7,143	(9,327)	1,306,149	(9)
Common stock	100,157	16,118	(5,960)	110,315	—
Other invested assets	32,592	—	—	32,592	—

Total	$1,441,082	$23,261	$(15,287)	$1,449,056	$(9)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 5% of shareholders’ equity at September 30, 2016 and December 31, 2015, respectively.

GLOBAL INDEMNITY PLC

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$81,811	$82,130
Due after one year through five years	633,977	642,829
Due after five years through ten years	47,779	48,727
Due after ten years through fifteen years	—	—
Due after fifteen years	3,441	3,469
Mortgage-backed securities	104,222	106,949
Asset-backed securities	250,766	252,200
Commercial mortgage-backed securities	175,469	174,653

Total	$1,297,465	$1,310,957

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2016:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
Obligations of states and political subdivisions	$17,372	$(44)	$677	$(5)	$18,049	$(49)
Mortgage-backed securities	3,123	(27)	309	(11)	3,432	(38)
Asset-backed securities	52,109	(185)	19,260	(112)	71,369	(297)
Commercial mortgage-backed securities	82,291	(571)	57,970	(617)	140,261	(1,188)
Corporate bonds and debt	43,156	(626)	6,507	(69)	49,663	(695)
Foreign corporate bonds	19,869	(28)	—	—	19,869	(28)

Total fixed maturities	218,520	(1,481)	84,723	(814)	303,243	(2,295)
Common stock	24,387	(2,079)	2,027	(266)	26,414	(2,345)

Total	$242,907	$(3,560)	$86,750	$(1,080)	$329,657	$(4,640)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY PLC

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

Obligations of states and political subdivisions – As of September 30, 2016, gross unrealized losses related to obligations of states and political subdivisions were $0.049 million. Of this amount, $0.005 million have been in an unrealized loss position for twelve months or greater and are rated A. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of September 30, 2016, gross unrealized losses related to mortgage-backed

GLOBAL INDEMNITY PLC

securities were $0.038 million. Of this amount, $0.011 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The model first projects HPI at the national level, then at the zip-code level based on the historical relationship between the individual zip code HPI and the national HPI. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and current loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs. The model also includes the explicit treatment of silent second liens, utilization of loan modification history, and the application of roll rate adjustments.

Asset-backed securities (“ABS”) - As of September 30, 2016, gross unrealized losses related to asset backed securities were $0.297 million. Of this amount, $0.112 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.3. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2016, gross unrealized losses related to the CMBS portfolio were $1.188 million. Of this amount, $0.617 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 29.4. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. In the analysis, the focus is centered on stressing the significant variables that influence commercial loan defaults and collateral losses in CMBS deals. These variables include: (1) a projected drop in occupancies; (2) capitalization rates that vary by property type and are forecasted to return to more normalized levels as the capital markets repair and capital begins to flow again; and (3) property value stress testing using projected property performance and projected capitalization rates. Term risk is triggered if the projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new tighter mortgage standards.

Corporate bonds and debt - As of September 30, 2016, gross unrealized losses related to corporate bonds was $0.695 million. Of this amount, $0.069 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. The analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2016, gross unrealized losses related to foreign bonds were $0.028 million. All unrealized losses have been in an unrealized loss position for less than twelve months. For this sector, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of September 30, 2016, gross unrealized losses related to common stock were $2.345 million. Of this amount, $0.266 million have been in an unrealized loss position for twelve months or greater. To determine if an other than

GLOBAL INDEMNITY PLC

temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2016 and 2015:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities:
OTTI losses, gross	$(108)	$—	$(201)	$(23)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(108)	—	(201)	(23)
Equity securities	(2,106)	(4,641)	(4,280)	(6,856)

Total	$(2,214)	$(4,641)	$(4,481)	$(6,879)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and nine months ended September 30, 2016 and 2015 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$31	$31	$31	$50
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	—	(19)

Balance at end of period	$31	$31	$31	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Net unrealized gains (losses) from:
Fixed maturities	$13,492	$(2,184)
Common stock	19,880	10,158
Deferred taxes	(10,093)	(3,896)

Accumulated other comprehensive income, net of tax	$23,279	$4,078

GLOBAL INDEMNITY PLC

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2016 and 2015:

Quarter Ended September 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$22,511	$(435)	$22,076
Other comprehensive income (loss) before reclassification	2,073	(89)	1,984
Amounts reclassified from accumulated other comprehensive (loss)	(781)	—	(781)

Other comprehensive income (loss)	1,292	(89)	1,203

Ending balance	$23,803	$(524)	$23,279

Quarter Ended September 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$20,201	$(99)	$20,102
Other comprehensive (loss) before reclassification	(9,009)	(47)	(9,056)
Amounts reclassified from accumulated other comprehensive income	2,129	70	2,199

Other comprehensive income (loss)	(6,880)	23	(6,857)

Ending balance	$13,321	$(76)	$13,245

Nine Months Ended September 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before reclassification	22,075	(400)	21,675
Amounts reclassified from accumulated other comprehensive (loss)	(2,472)	(2)	(2,474)

Other comprehensive income (loss)	19,603	(402)	19,201

Ending balance	$23,803	$(524)	$23,279

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive (loss) before reclassification	(9,413)	(209)	(9,622)
Amounts reclassified from accumulated other comprehensive income (loss)	(913)	396	(517)

Other comprehensive income (loss)	(10,326)	187	(10,139)

Ending balance	$13,321	$(76)	$13,245

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2016	2015
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(3,384)	$(2,042)
	Other than temporary impairment losses on investments	2,214	4,641

	Total before tax	(1,170)	2,599
	Income tax expense (benefit)	389	(470)

	Unrealized gains on available for sale securities, net of tax	$(781)	$2,129

Foreign currency items	Other net realized investment losses	$—	$108
	Income tax (benefit)	—	(38)

	Foreign currency items, net of tax	$—	$70

Total reclassifications	Total reclassifications, net of tax	$(781)	$2,199

GLOBAL INDEMNITY PLC

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2016	2015
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(8,214)	$(9,168)
	Other than temporary impairment losses on investments	4,481	6,879

	Total before tax	(3,733)	(2,289)
	Income tax expense	1,261	1,376

	Unrealized gains and losses on available for sale securities, net of tax	$(2,472)	$(913)

Foreign currency items	Other net realized investment (gains) losses	$(4)	$609
	Income tax expense (benefit)	2	(213)

	Foreign currency items, net of tax	$(2)	$396

Total reclassifications	Total reclassifications, net of tax	$(2,474)	$(517)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities:
Gross realized gains	$434	$110	$1,252	$1,589
Gross realized losses	(147)	(1,451)	(291)	(1,692)

Net realized gains	287	(1,341)	961	(103)

Common stock:
Gross realized gains	3,345	3,494	8,068	9,418
Gross realized losses	(2,462)	(4,860)	(5,292)	(7,731)

Net realized gains	883	(1,366)	2,776	1,687

Preferred stock:
Gross realized gains	—	—	—	96
Gross realized losses	—	—	—	—

Net realized gains	—	—	—	96

Derivatives:
Gross realized gains	1,955	—	—	—
Gross realized losses	(1,197)	(8,071)	(12,794)	(8,896)

Net realized gains (losses)	758	(8,071)	(12,794)	(8,896)

Total net realized investment gains (losses)	$1,928	$(10,778)	$(9,057)	$(7,216)

GLOBAL INDEMNITY PLC

The proceeds from sales of available-for-sale securities resulting in net realized investment gains for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Fixed maturities	$279,659	$290,580
Equity securities	$34,976	$34,161
Preferred stock	$—	$1,540

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fixed maturities	$8,131	$8,673	$22,729	$24,709
Equity securities	698	703	2,647	2,419
Cash and cash equivalents	44	32	111	59
Other invested assets	909	193	3,806	1,535

Total investment income	9,782	9,601	29,293	28,722
Investment expense (1)	(987)	(749)	(4,190)	(2,488)

Net investment income	$8,795	$8,852	$25,103	$26,234

(1)	Investment expense for the nine months ended September 30, 2016 includes $1.5 million in upfront fees necessary to enter into a new investment. See Note 9 for additional information on the Company’s $40 million commitment related to this new investment.

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net investment income	$8,795	$8,852	$25,103	$26,234

Net realized investment gains (losses)	1,928	(10,778)	(9,057)	(7,216)
Change in unrealized holding gains and (losses)	2,061	(10,420)	25,398	(15,575)

Net realized and unrealized investment returns	3,989	(21,198)	16,341	(22,791)

Total investment return	$12,784	$(12,346)	$41,444	$3,443

Total investment return % (1)	0.8%	(0.7%)	2.7%	0.2%

Average investment portfolio (2)	$1,530,599	$1,800,993	$1,522,247	$1,788,777

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset Backed and Credit Securities

As of September 30, 2016, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $33.1 million. Approximately $13.7 million of these securities were tax free municipal bonds, which represented approximately 0.9% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $5.4 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.5 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $8.3 million of tax free insurance enhanced municipal bonds, $0.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

GLOBAL INDEMNITY PLC

(Dollars in thousands)	Ratings with	Ratings without
Rating	Insurance	Insurance
AA	$509	$—
A	—	509

Total	$509	$509

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2016, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,512	$455	$—	$1,057
Assured Guaranty Corporation	3,500	—	—	3,500
Municipal Bond Insurance Association	3,229	—	—	3,229
Gov’t National Housing Association	498	—	498	—

Total backed by financial guarantors	8,739	455	498	7,786
Other credit enhanced municipal bonds	4,923	4,923	—	—

Total	$13,662	$5,378	$498	$7,786

In addition to the tax-free municipal bonds, the Company held $19.4 million of insurance enhanced bonds that are comprised of $18.3 million of taxable municipal bonds and $1.1 million of asset-backed securities, which represented approximately 1.3% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $19.4 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($3.8 million), Ambac Financial Group ($0.9 million), Assured Guaranty Corporation ($14.6 million), and Financial Guaranty Insurance Group ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2016.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of September 30, 2016 and December 31, 2015:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2016	December 31, 2015
On deposit with governmental authorities	$26,203	$38,815
Intercompany trusts held for the benefit of U.S. policyholders	601,052	643,216
Held in trust pursuant to third party requirements	67,924	66,544
Letter of credit held for third party requirements	4,292	5,598
Securities held as collateral for borrowing arrangements (1)	97,638	95,647

Total	$797,109	$849,820

(1)	Amount required to collateralize margin borrowing facilities.

Variable Interest Entities

A Variable Interest Entity (VIE) refers to an investment in which an investor holds a controlling interest that is not based on the majority of voting rights. Under the VIE model, the party that has the power to exercise significant management

GLOBAL INDEMNITY PLC

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

The fair value of one of the Company’s variable interest VIE’s was $29.1 million and $32.6 million as of September 30, 2016 and December 31, 2015, respectively. The Company’s maximum exposure to loss from this variable interest VIE, which factors in future funding commitments, was $51.1 million at September 30, 2016 and $52.6 million at December 31, 2015. The fair value of the remaining three variable interest VIE’s, which were acquired in 2016, were $3.6 million at September 30, 2016. The Company is not able to accurately estimate future funding requirements for the remaining three variable interest VIE’s due to related debt components of the underlying investments that are not considered variable interest VIE’s. If the entire future funding commitments of these three investments were considered variable interest VIE’s, the Company’s maximum exposure to loss from the remaining VIE’s at September 30, 2016 would be $24.6 million. The Company’s investment in variable interest VIE’s is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the statement of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)		September 30, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(24,388)	$200,000	$(15,256)

The following table summarizes the net gains (losses) included in the consolidated statement of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2016 and 2015:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Operations Line	2016	2015	2016	2015
Interest rate swap agreements	Net realized investment gains (losses)	$758	$(8,071)	$(12,794)	$(8,896)

As of September 30, 2016 and December 31, 2015, the Company is due $4.4 million and $4.5 million, respectively, for funds it needed to post to execute the swap transaction and $25.2 million and $17.3 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$79,325	$1,514	$—	$80,839
Obligations of states and political subdivisions	—	170,696	—	170,696
Mortgage-backed securities	—	106,949	—	106,949
Commercial mortgage-backed securities	—	174,653	—	174,653
Asset-backed securities	—	252,200	—	252,200
Corporate bonds and debt	—	378,795	16,860	395,655
Foreign corporate bonds	—	129,965	—	129,965

Total fixed maturities	79,325	1,214,772	16,860	1,310,957
Common stock	122,779	—	—	122,799

Total assets measured at fair value (1)	$202,104	$1,214,772	$16,860	$1,433,736

Liabilities:
Derivative instruments	$—	$24,388	$—	$24,388

Total liabilities measured at fair value	$—	$24,388	$—	$24,388

(1)	Excluded from the table above are limited liability companies and limited partnerships of $32.6 million at September 30, 2016 whose fair value is based on net asset value as a practical expedient.

GLOBAL INDEMNITY PLC

As of December 31, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$101,264	$5,858	$—	$107,122
Obligations of states and political subdivisions	—	205,240	—	205,240
Mortgage-backed securities	—	159,123	—	159,123
Commercial mortgage-backed securities	—	140,390	—	140,390
Asset-backed securities	—	260,022	—	260,022
Corporate bonds	—	332,111	—	332,111
Foreign corporate bonds	—	102,141	—	102,141

Total fixed maturities	101,264	1,204,885	—	1,306,149
Common stock	110,315	—	—	110,315

Total assets measured at fair value (1)	$211,579	$1,204,885	$—	$1,416,464

Liabilities:
Derivative instruments	$—	$15,256	$—	$15,256

Total liabilities measured at fair value	$—	$15,256	$—	$15,256

(1)	Excluded from the table above are limited partnerships of $32.6 million at December 31, 2015 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facilities	$76,696	$76,696	$75,646	$75,646
7.75% Subordinated Notes due 2045 (1)	96,466	99,706	96,388	91,748

Total	$173,162	$176,402	$172,034	$167,394

(1)	As of September 30, 2016 and December 31, 2015, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.5 million.

The fair value of the margin borrowing facilities approximates its carrying value due to the facilities being due on demand. The 7.75% subordinated notes due 2045 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended September 30, 2016 or 2015.

GLOBAL INDEMNITY PLC

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2016 and 2015:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$11,220	$—	$—	$—
Total gains (realized / unrealized):
Amortization of bond premium and discount, net	27	—	30	—
Included in accumulated other comprehensive income	534	—	531	—
Purchases	5,079	—	16,299	—
Distributions	—	—	—	—

Ending balance	$16,860	$—	$16,860	$—

The investments classified as Level 3 in the above table consist of privately placed securities with unobservable inputs. The Company does not have access to daily valuations; therefore, market trades, performance of the underlying assets, and key risks are considered in order to estimate fair values of these middle market corporate debt instruments.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose fair value is based on the net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	29,073	22,014	32,592	20,014
Private Middle Market Loans, LLC (3)	3,562	21,058	—	—

Total	$32,635	$43,072	$32,592	$20,014

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed in 2020.
(3)	This interest consists of three separate equity investments in limited liability companies whereby the Company is also a lender via separate loan agreements. Typical financing is used for growth, acquisitions, or buyouts. The Company classifies their portion of the middle market corporate debt as fixed maturities. The Company has committed $40 million to this investment strategy, including both the equity and financing provisions. While the Company is not able to estimate the proportion of future funding commitments between equity and financing, the total remaining commitment is $21.1 million. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or limited partnerships, which is reflected in the statement of operations, was $0.9 million and $0.1 million during the quarters ended September 30, 2016 and 2015, respectively, and $3.7 million and $1.4 million during the nine months ended September 30, 2016 and 2015, respectively.

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

During the quarters and nine months ended September 30, 2016 and 2015, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

Quarter Ended September 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$51,900	$123,770	$(42,101)	$133,569

Net premiums written	$51,900	$63,151	$—	$115,051

Net premiums earned	$54,155	$65,398	$—	$119,553
Net investment income	11,556	5,828	(8,589)	8,795
Net realized investment gains (losses)	58	1,870	—	1,928
Other income (loss)	(10)	7,862	—	7,852

Total revenues	65,759	80,958	(8,589)	138,128
Losses and Expenses:
Net losses and loss adjustment expenses	27,932	44,230	—	72,162
Acquisition costs and other underwriting expenses	24,651	23,478	—	48,129
Corporate and other operating expenses	2,906	2,100	—	5,006
Interest expense	2,081	8,741	(8,589)	2,233

Income (loss) before income taxes	$8,189	$2,409	$—	$10,598

Quarter Ended September 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$67,543	$140,268	$(57,663)	$150,148

Net premiums written	$67,534	$54,963	$—	$122,497

Net premiums earned	$70,532	$54,175	$—	$124,707
Net investment income	10,644	4,783	(6,575)	8,852
Net realized investment gains (losses)	(1,256)	(9,522)	—	(10,778)
Other income (loss)	(11)	1,290	—	1,279

Total revenues	79,909	50,726	(6,575)	124,060
Losses and Expenses:
Net losses and loss adjustment expenses	39,849	37,842	—	77,691
Acquisition costs and other underwriting expenses	30,504	20,430	—	50,934
Corporate and other operating expenses	1,648	1,919	—	3,567
Interest expense	1,501	6,669	(6,575)	1,595

Income (loss) before income taxes	$6,407	$(16,134)	$—	$(9,727)

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$141,297	$394,312	$(106,355)	$429,254

Net premiums written	$141,283	$215,950	$—	$357,233

Net premiums earned	$162,594	$196,399	$—	$358,993
Net investment income	36,791	13,888	(25,576)	25,103
Net realized investment gains (losses)	128	(9,185)	—	(9,057)
Other income (loss)	17	9,586	—	9,603

Total revenues	199,530	210,688	(25,576)	384,642
Losses and Expenses:
Net losses and loss adjustment expenses	84,154	130,903	—	215,057
Acquisition costs and other underwriting expenses	71,758	77,003	—	148,761
Corporate and other operating expenses	7,181	5,883	—	13,064
Interest expense	6,233	26,020	(25,576)	6,677

Income (loss) before income taxes	$30,204	$(29,121)	$—	$1,083

Nine Months Ended September 30, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$289,940	$411,310	$(241,718)	$459,532

Net premiums written	$289,892	$104,714	$—	$394,606

Net premiums earned	$214,667	$166,254	$—	$380,921
Net investment income	32,146	13,594	(19,506)	26,234
Net realized investment gains (losses)	(1,643)	(5,573)	—	(7,216)
Other income (loss)	(77)	2,485	—	2,408

Total revenues	245,093	176,760	(19,506)	402,347
Losses and Expenses:
Net losses and loss adjustment expenses	115,654	111,216	—	226,870
Acquisition costs and other underwriting expenses	92,368	57,750	—	150,118
Corporate and other operating expenses	3,395	16,046	—	19,441
Interest expense	2,325	19,816	(19,506)	2,635

Income (loss) before income taxes	$31,351	$(28,068)	$—	$3,283

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Current income tax expense (benefit):
Foreign	$84	$67	$289	$228
U.S. Federal	146	(579)	146	(2,126)

Total current income tax expense (benefit)	230	(512)	435	(1,898)

Deferred income tax expense (benefit):
U.S. Federal	833	(5,469)	(10,847)	(8,984)

Total deferred income tax expense (benefit)	833	(5,469)	(10,847)	(8,984)

Total income tax expense (benefit)	$1,063	$(5,981)	$(10,412)	$(10,882)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY PLC

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2016		2015
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$933	8.8%	$(5,580)	(57.4%)
Adjustments:
Tax exempt interest	(101)	(1.0)	(107)	(1.1)
Dividend exclusion	(3)	0.0	(175)	(1.8)
Other	234	2.2	(119)	(1.2)

Actual tax on continuing operations	$1,063	10.0%	$(5,981)	(61.5%)

The effective income tax rate for the quarter ended September 30, 2016 was 10.0%, compared to an effective income tax benefit rate of 61.5% for the quarter ended September 30, 2015. The increase is primarily due to capital gains and the gain on the sale of United National Specialty Insurance Company during the quarter ended September 30, 2016. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

	Nine Months Ended September 30,
	2016		2015
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(9,896)	(913.8%)	$(9,595)	(292.3%)
Adjustments:
Tax exempt interest	(304)	(28.1)	(326)	(9.9)
Dividend exclusion	(480)	(44.3)	(588)	(17.9)
Other	268	24.8	(373)	(11.4)

Actual tax on continuing operations	$(10,412)	(961.4%)	(10,882)	(331.5%)

The effective income tax benefit rate for the nine months ended September 30, 2016 was 961.4%, compared to an effective income tax benefit rate of 331.5% for the nine months ended September 30, 2015. The increase is primarily due to losses incurred in the Company’s U.S. operations. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $11.0 million and $10.9 million as of September 30, 2016 and December 31, 2015, respectively, which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $10.1 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively, which will expire in 2036 and 2035, respectively. The Company has a Section 163(j) (“163(j)”) carryforward of $3.9 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

GLOBAL INDEMNITY PLC

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$683,850	$769,299	$680,047	$675,472
Less: Ceded reinsurance receivables	111,579	138,497	108,130	123,201

Net balance at beginning of period	572,271	630,802	571,917	552,271
Purchased reserves, gross	1,410	1,119	1,410	89,489
Less: Purchased reserves ceded	(641)	1,119	(641)	12,800

Purchased reserves, net	2,051	—	2,051	76,689

Incurred losses and loss adjustment expenses related to:
Current year	81,579	86,203	239,991	244,041
Prior years	(9,417)	(8,512)	(24,934)	(17,171)

Total incurred losses and loss adjustment expenses	72,162	77,691	215,057	226,870

Paid losses and loss adjustment expenses related to:
Current year	49,704	53,512	113,090	113,573
Prior years	35,147	56,385	114,302	143,661

Total paid losses and loss adjustment expenses	84,851	109,897	227,392	257,234

Net balance at end of period	561,633	598,596	561,633	598,596
Plus: Ceded reinsurance receivables	102,749	130,913	102,749	130,913

Balance at end of period	$664,382	$729,509	$664,382	$729,509

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the third quarter of 2016, the Company reduced its prior accident year loss reserves by $9.4 million, which consisted of a $6.5 million decrease related to Commercial Lines and a $2.9 million decrease related to Reinsurance Operations.

The $6.5 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $9.0 million reduction in aggregate with $3.2 million of favorable development in the construction defect reserve category and $6.0 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category reflects the lower than expected claims frequency and severity which led to a reduction in the 2005 through 2015 accident years. For the other general liability reserve categories, lower than anticipated claims severity was the driver of the favorable development mainly in accident years 2004 through 2012.

•	Property: A $2.1 million increase was due to higher than expected case incurred emergence in the property brokerage segment excluding catastrophe experience in the 2011 through 2015 accident years.

The $2.9 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered in the 2014 and 2015 accident years based on a review of the experience reported from cedants.

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

GLOBAL INDEMNITY PLC

The $1.2 million decrease in aggregate related to Reinsurance Operations was primarily due to lower than expected emergence on property catastrophe contracts for accident years 2009 to 2013.

In the first nine months of 2016, the Company decreased its prior accident year loss reserves by $24.9 million, which consisted of an $18.8 million decrease related to Commercial Lines and a $6.1 million decrease related to Reinsurance Operations.

The $18.8 million decrease related to Commercial Lines primarily consisted of the following:

•	General Liability: A $21.1 million reduction in aggregate with $4.8 million of favorable development in the construction defect reserve category and $16.3 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category reflects the lower than expected claims frequency and severity which led to a reduction in the 2005 through 2015 accident years. For the other general liability reserve categories, lower than anticipated claims severity was the driver of the favorable development mainly in accident years 2004 through 2012.

•	Property: A $0.8 million increase in aggregate with a $0.5 million increase in the non-catastrophe segments and a $0.3 million increase in the catastrophe segments. The increases reflect higher than expected case incurred emergence primarily in the 2012 through 2015 accident years.

The $6.1 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered for the 2013 through 2015 accident years due to lower than expected emergence of catastrophe losses.

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

7.	Shareholders’ Equity

Repurchases of the Company’s A ordinary shares

No shares were repurchased during the quarters ended September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, the Company repurchased 28,099 shares and 11,895 shares, respectively, with an average price paid of $28.64 per share and $ 28.03 per share, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2015 Annual Report on Form 10-K for more information on the Company’s repurchase program.

GLOBAL INDEMNITY PLC

8.	Related Party Transactions

Fox Paine & Company

As of September 30, 2016, Fox Paine beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

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

There were no distributions received from Fox Paine Capital Fund II during the quarters ended September 30, 2016 or 2015. During the nine months ended September 30, 2015, the Company received a distribution of $0.8 million from Fox Paine Capital Fund II. The Company did not receive any distributions from Fox Paine Capital Fund II during the nine months ended September 30, 2016.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million and $0.4 million during the quarters ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.4 million during the nine months ended September 30, 2016 and 2015, respectively, as part of the annual management fee paid to Fox Paine. As of September 30, 2016 and December 31, 2015, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $4.1 million and $2.6 million, respectively.

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

Cozen O’Connor

The Company incurred $0.2 million and $0.6 million for legal services rendered by Cozen O’Connor during the quarter and nine months ended September 30, 2015, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned effective December 31, 2015.

Crystal & Company

The Company incurred brokerage fees with Crystal & Company, an insurance broker, of $0.1 million during each of the quarters ended September 30, 2016 and 2015 and $0.2 million during each of the nine months ended September 30, 2016 and 2015. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned effective July 24, 2016.

Hiscox Insurance Company (Bermuda) Ltd.

Global Indemnity Reinsurance is a participant in two reinsurance agreements with Hiscox Insurance Company (Bermuda)

GLOBAL INDEMNITY PLC

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

	Quarters Ended September 30,
(Dollars in thousands)	2016	2015
Assumed earned premium	$(2)	$47
Assumed losses and loss adjustment expenses	(209)	(167)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Assumed earned premium	$51	$2,294
Assumed losses and loss adjustment expenses	(419)	476

Net balances due to Global Indemnity Reinsurance under this agreement are as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Net payable balance	$(114)	$(110)

9.	Commitments and Contingencies

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

Commitments

During 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2016, the Company has funded $28.0 million of this commitment leaving $22.0 million as unfunded.

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. Typical financing arrangements are used for growth, acquisitions, or buyouts. This investment vehicle targets companies with $10 - $50 million in earnings before interest, taxes, depreciation, and amortization. As of September 30, 2016, the Company has funded $18.9 million of this commitment leaving $21.1 million as unfunded. Of the $18.9 million funded, $16.3 million and $2.6 million, respectively, was invested in middle market corporate debt and three separate equity investments in limited liability companies.

10.	Share-Based Compensation Plans

Options

No stock options were awarded during the quarters ended September 30, 2016 and 2015. No unvested stock options were forfeited during the quarters ended September 30, 2016 and 2015.

GLOBAL INDEMNITY PLC

The Company did not award any stock options during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company awarded 200,000 stock options with a strike price of $28.37 which were subsequently forfeited during the nine months ended September 30, 2016. No unvested stock options were forfeited during the nine months ended September 30, 2015.

Restricted Shares

No restricted shares were issued to employees during the quarters ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016, the Company granted 121,346 A ordinary shares, with a weighted average grant date value of $28.97 per share, to key employees under the Plan. Of the shares granted during the nine months ended September 30, 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 were granted to another key employee and vest 100% on February 7, 2019. 8,253 were issued to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

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

Of the shares granted during the nine months ended September 30, 2015, 10,574 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 were granted to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the third anniversary of the grant subject to a true-up of bonus year underwriting results and are subject to Board approval.

During the quarters ended September 30, 2016 and 2015, the Company issued 8,802 and 9,392 A ordinary shares, respectively, at a weighted average grant date value of $29.70 and $26.17 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2016 and 2015, the Company issued 28,416 and 27,437 A ordinary shares, respectively, at a weighted average grant date value of $29.40 and $27.31 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares issued to non-employee directors of the Company in 2016 and 2015 were fully vested but subject to certain restrictions.

11.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

GLOBAL INDEMNITY PLC

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands,	Quarters Ended September 30,		Nine Months Ended September 30,
except share and per share data)	2016	2015	2016	2015
Net income (loss)	$9,535	$(3,746)	$11,495	$14,165

Basic earnings per share:
Weighted average shares outstanding – basic	17,254,843	25,463,994	17,241,040	25,452,991

Net income (loss) per share	$0.55	$(0.15)	$0.67	$0.56

Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	17,540,060	25,463,994	17,515,854	25,684,931

Net income (loss) per share	$0.54	$(0.15)	$0 .66	$0.55

(1)	For the quarter ended September 30, 2015, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares for basic earnings per share	17,254,843	25,463,994	17,241,040	25,452,991
Non-vested restricted stock	176,087	—	165,011	128,942
Options	109,130	—	109,803	102,998

Weighted average shares for diluted earnings per share	17,540,060	25,463,994	17,515,854	25,684,931

If the Company had not incurred a loss in the quarter ended September 30, 2015, 25,704,931 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 138,261 shares of non-vested restricted stock and 102,676 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended September 30, 2016 and 2015 do not include 300,000 and 512,500 options, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the nine months ended September 30, 2016 and 2015 do not include 300,000 and 512,500 options, respectively, which were deemed to be anti-dilutive.

The following table summarizes options which are deemed to be anti-dilutive at September 30, 2016:

Grant Date	Expiration Date	Outstanding Options	Strike Price
February 9, 2014	February 10, 2024	300,000	$32.38

		300,000

12.	Segment Information

The Company manages its business through three business segments: Commercial Lines, managed in Bala Cynwyd, Pennsylvania, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Personal Lines, managed in Scottsdale, Arizona, offers specialty personal lines and agricultural coverage. Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income (loss). This transaction will not have an impact on the Company’s ongoing business operations.

GLOBAL INDEMNITY PLC

Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2016 and 2015.

Quarter Ended September 30, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$50,214		$73,557	(6)	$9,798		$133,569

Net premiums written	$45,754		$59,499		$9,798		$115,051

Net premiums earned	$48,179		$60,816		$10,558		$119,553
Other income (loss)	7,031		832		(11)		7,852

Total revenues	55,210		61,648		10,547		127,405

Losses and Expenses:
Net losses and loss adjustment expenses	23,887		42,888		5,387		72,162
Acquisition costs and other underwriting expenses	19,362	(3)	25,097	(4)	3,670		48,129

Income (loss) from segments	$11,961		$(6,337)		$1,490		$7,114

Unallocated Items:
Net investment income							8,795
Net realized investment gains							1,928
Corporate and other operating expenses							(5,006)
Interest expense							(2,233)

Income before income taxes							10,598
Income tax expense							(1,063)

Net income							9,535

Total assets	$757,267		$512,190		$712,358	(5)	$1,981,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $132 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $304 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $7,328 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY PLC

Quarter Ended September 30, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$52,920		$87,349	(6)	$9,879		$150,148

Net premiums written	$49,325		$63,302		$9,870		$122,497

Net premiums earned	$48,916		$62,132		$13,659		$124,707
Other income (loss)	102		1,188		(11)		1,279

Total revenues	49,018		63,320		13,648		125,986

Losses and Expenses:
Net losses and loss adjustment expenses	22,832		48,899		5,960		77,691
Acquisition costs and other underwriting expenses	20,686	(3)	25,779	(4)	4,469		50,934

Income (loss) from segments	$5,500		$(11,358)		$3,219		$(2,639)

Unallocated Items:
Net investment income							8,852
Net realized investment losses							(10,778)
Corporate and other operating expenses							(3,567)
Interest expense							(1,595)

Loss before income taxes							(9,727)
Income tax benefit							5,981

Net loss							(3,746)

Total assets	$1,005,435		$572,807		$740,377	(5)	$2,318,619

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $258 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $310 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes $18,749 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Nine Months Ended September 30, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$157,335		$236,978	(6)	$34,941		$429,254

Net premiums written	$141,764		$180,542		$34,927		$357,233

Net premiums earned	$143,699		$183,631		$31,663		$358,993
Other income	7,354		2,232		17		9,603

Total revenues	151,053		185,863		31,680		368,596

Losses and Expenses:
Net losses and loss adjustment expenses	78,605		122,748		13,704		215,057
Acquisition costs and other underwriting expenses	58,752	(3)	78,381	(4)	11,628		148,761

Income (loss) from segments	$13,696		$(15,266)		$6,348		$4,778

Unallocated Items:
Net investment income							25,103
Net realized investment losses							(9,057)
Corporate and other operating expenses							(13,064)
Interest expense							(6,677)

Income before income taxes							1,083
Income tax benefit							10,412

Net income							11,495

Total assets	$757,267		$512,190		$712,358	(5)	$1,981,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $391 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $918 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $30,910 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY PLC

Nine Months Ended September 30, 2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$161,746		$249,564	(6)	$48,222		$459,532

Net premiums written	$149,647		$196,785		$48,174		$394,606

Net premiums earned	$149,244		$191,472		$40,205		$380,921
Other income (loss)	420		2,065		(77)		2,408

Total revenues	149,664		193,537		40,128		383,329

Losses and Expenses:
Net losses and loss adjustment expenses	82,474		129,997		14,399		226,870
Acquisition costs and other underwriting expenses	61,317	(3)	74,590	(4)	14,211		150,118

Income (loss) from segments	$5,873		$(11,050)		$11,518		$6,341

Unallocated Items:
Net investment income							26,234
Net realized investment losses							(7,216)
Corporate and other operating expenses							(19,441)
Interest expense							(2,635)

Income before income taxes							3,283
Income tax benefit							10,882

Net income							14,165

Total assets	$1,005,435		$572,807		$740,377	(5)	$2,318,619

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $787 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $957 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes $41,749 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

13.	New Accounting Pronouncements

The following are new accounting guidance issued in 2016 which have not yet been adopted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

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

Recent Developments

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income (loss). This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

James W. Crystal and Larry N. Port resigned from the Company’s Board of Directors effective July 24, 2016 and July 28, 2016, respectively.

On June 20, 2016, the Company announced that its Board of Directors has unanimously approved a plan to re-domicile from Ireland to the Cayman Islands. On September 14, 2016, the Company held a special meeting of the holders of its A ordinary shares and B ordinary shares and an extraordinary general meeting of its shareholders. The proposals submitted to a vote of the shareholders at the meetings are described in detail in the Company’s proxy statement filed on July 15, 2016. All resolutions required to effectuate the re-domestication were approved by the requisite shareholder vote. On October 21,

GLOBAL INDEMNITY PLC

2016, the High Court of Ireland sanctioned Global Indemnity plc’s scheme of arrangement related to the re-domestication from Ireland to Cayman Islands. A Cayman Islands exempted company, Global Indemnity Limited, will replace Global Indemnity plc as the ultimate holding company of the Global Indemnity group of companies. The Company does not expect the re-domestication will have any material impact on its financial results, including the Company’s global effective tax rate. The Company expects to complete the re-domestication during the week of November 7, 2016.

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

Upon implementation of the move to the Cayman Islands, each Company A ordinary share will be cancelled and replaced with one A ordinary share of Global Indemnity Limited and each Company B ordinary share will be cancelled and replaced with one B ordinary share of Global Indemnity Limited. The Company intends that the Global Indemnity Limited A ordinary shares will trade on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol GBLI, the same symbol under which the Company’s A ordinary shares are currently listed. The Company intends that Global Indemnity Limited will be subject to U.S. Securities and Exchange Commission reporting requirements, the mandates of the U.S. Sarbanes-Oxley Act and the corporate governance rules of NASDAQ. The Company will report its consolidated financial results in U.S. dollars and under U.S. generally accepted accounting principles.

For additional information on the proposed re-domestication, see the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 15, 2016.

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. Typical financing arrangements are used for growth, acquisitions, or buyouts. This investment vehicle targets companies with $10 - $50 million in earnings before interest, taxes, depreciation, and amortization. As of September 30, 2016, the Company has funded $18.9 million of this commitment leaving $21.1 million as unfunded. Of the $18.9 million funded, $16.3 million and $2.6 million, respectively, was invested in middle market corporate debt and three separate equity investments in limited liability companies.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to any of these policies during the current year.

GLOBAL INDEMNITY PLC

Results of Operations

The following table summarizes the Company’s results for the three and nine months ended September 30, 2016 and 2015:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Gross premiums written	$133,569	$150,148	(11.0%)	$429,254	$459,532	(6.6%)

Net premiums written	$115,051	$122,497	(6.1%)	$357,233	$394,606	(9.5%)

Net premiums earned	$119,553	$124,707	(4.1%)	$358,993	$380,921	(5.8%)
Other income	7,852	1,279	513.9%	9,603	2,408	298.8%

Total revenues	127,405	125,986	1.1%	368,596	383,329	(3.8%)
Losses and expenses:
Net losses and loss adjustment expenses	72,162	77,691	(7.1%)	215,057	226,870	(5.2%)
Acquisition costs and other underwriting expenses	48,129	50,934	(5.5%)	148,761	150,118	(0.9%)

Underwriting income (loss)	7,114	(2,639)	369.6%	4,778	6,341	(24.6%)
Net investment income	8,795	8,852	(0.6%)	25,103	26,234	(4.3%)
Net realized investment gains (losses)	1,928	(10,778)	117.9%	(9,057)	(7,216)	(25.5%)
Corporate and other operating expenses	(5,006)	(3,567)	40.3%	(13,064)	(19,441)	(32.8%)
Interest expense	(2,233)	(1,595)	40.0%	(6,677)	(2,635)	153.4%

Income (loss) before income taxes	10,598	(9,727)	209.0%	1,083	3,283	(67.0%)
Income tax (expense) benefit	(1,063)	5,981	(117.8%)	10,412	10,882	4.3%

Net income (loss)	$9,535	$(3,746)	354.5%	$11,495	$14,165	(18.8%)

Underwriting Ratios:
Loss ratio (1):	60.3%	62.3%		59.9%	59.6%
Expense ratio (2)	40.3%	40.8%		41.4%	39.4%

Combined ratio (3)	100.6%	103.1%		101.3%	99.0%

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY PLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Gross premiums written (1)
Personal Lines (3) (4)	$73,557	$87,349	(15.8%)	$236,978	$249,564	(5.0%)
Commercial Lines (4)	50,214	52,920	(5.1%)	157,335	161,746	(2.7%)
Reinsurance (5)	9,798	9,879	(0.8%)	34,941	48,222	(27.5%)

Total gross premiums written	$133,569	$150,148	(11.0%)	$429,254	$459,532	(6.6%)

Ceded premiums written
Personal Lines (4)	$14,058	$24,047	(41.5%)	$56,436	$52,779	6.9%
Commercial Lines (4)	4,460	3,595	24.1%	15,571	12,099	28.7%
Reinsurance (5)	—	9	(100.0%)	14	48	(70.8%)

Total ceded premiums written	$18,518	$27,651	(33.0%)	$72,021	$64,926	10.9%

Net premiums written (2)
Personal Lines (4)	$59,499	$63,302	(6.0%)	$180,542	$196,785	(8.3%)
Commercial Lines (4)	45,754	49,325	(7.2%)	141,764	149,647	(5.3%)
Reinsurance (5)	9,798	9,870	(0.7%)	34,927	48,174	(27.5%)

Total net premiums written	$115,051	$122,497	(6.1%)	$357,233	$394,606	(9.5%)

Net premiums earned
Personal Lines (4)	$60,816	$62,132	(2.1%)	$183,631	$191,472	(4.1%)
Commercial Lines (4)	48,179	48,916	(1.5%)	143,699	149,244	(3.7%)
Reinsurance (5)	10,558	13,659	(22.7%)	31,663	40,205	(21.2%)

Total net premiums earned	$119,553	$124,707	(4.1%)	$358,993	$380,921	(5.8%)

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $7,328 and $18,749 during the quarters ended September 30, 2016 and 2015, respectively, and $30,910 and $41,749 during the nine months ended September 30, 2016 and 2015, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written decreased by 11.0% and 6.6% for the quarter and nine months ended September 30, 2016, respectively, as compared to same periods in 2015. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of $7.3 million and $18.7 million for the quarters ended September 30, 2016 and 2015, respectively and $30.9 million and $41.7 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 3.9% and 4.7% for the quarter and nine months ended September 30, 2016, respectively, as compared to same periods in 2015. The decline is mainly due to one of the treaties within the Reinsurance Operations being non-renewed in 2016 in an effort to reduce catastrophe exposure. In addition, there was some slight reduction of premiums within both Commercial Lines and Personal Line primarily due to non-renewing unprofitable business and limiting catastrophe exposure in certain areas.

GLOBAL INDEMNITY PLC

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Personal Lines (1)	89.8%	92.3%	(2.5)	87.6%	94.7%	(7.1)
Commercial Lines	91.1%	93.2%	(2.1)	90.1%	92.5%	(2.4)
Reinsurance	100.0%	99.9%	0.1	100.0%	99.9%	0.1

Total (1)	91.1%	93.2%	(2.1)	89.7%	94.5%	(4.8)

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $7.3 million and $18.7 million during the quarters ended September 30, 2016 and 2015, respectively, and $30.9 million and $41.7 million during the nine months ended September 30, 2016 and 2015, respectively.

The net premium retention for the Personal Lines segment for the quarter and nine months ended September 30, 2016 decreased by 2.5 points and 7.1 points, respectively, as compared to the same period in 2015. The reduction in the Personal Lines’ retention rate for the quarter was primarily due to the quota share arrangement that was put in place during the second quarter of 2016. The reduction in the Personal Lines’ retention rate for the nine months ended September 30, 2016 was primarily due to an increase in catastrophe reinsurance as well as the quota share arrangement that was put in place during the second quarter of 2016.

The net premium retention for the Commercial Lines segment for the quarter and nine months ended September 30, 2016 decreased by 2.1 points and 2.4 points, respectively, as compared to the same period in 2015 primarily due to ceding more premiums in an effort to reduce exposure to catastrophes and large losses.

Net Premiums earned

Net premiums earned within the Personal Lines segment decreased by 2.1% and 4.1% for the quarter and nine months ended September 30, 2016, respectively, as compared to the same period in 2015. Property net premiums earned were $50.6 million and $52.7 million for the quarter ended September 30, 2016 and 2015, respectively, and $153.8 million and $164.0 million for the nine months ended September 30, 2016 and 2015, respectively. Casualty net premiums earned were $10.2 million and $9.4 million for the quarter ended September 30, 2016 and 2015, respectively, and $29.8 million and $27.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Net premiums earned within the Commercial Lines segment decreased by 1.5% and 3.7% for the quarter and nine months ended September 30, 2016, respectively, as compared to the same period in 2015. The decline in net premiums earned was primarily due to decreasing the Company’s property retention, additional property excess of loss reinsurance was purchased, and a slight reduction in gross premiums written. Property net premiums earned were $27.4 million and $28.5 million for the quarter ended September 30, 2016 and 2015, respectively, and $82.9 million and $89.7 million for the nine months ended September 30, 2016 and 2015, respectively. Casualty net premiums earned were $20.8 million and $20.4 million for the quarter ended September 30, 2016 and 2015, respectively, and $60.8 million and $59.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Net premiums earned within the Reinsurance Operations segment decreased by 22.7% and 21.2% for the quarter and nine months ended September 30, 2016, respectively, as compared to the same period in 2015. The decline in net premiums earned was primarily due to one treaty being non-renewed in 2016 in an effort to reduce catastrophe exposure. Property net premiums earned were $9.5 million and $12.5 million for the quarter ended September 30, 2016 and 2015, respectively, and $28.9 million and $38.3 million for the nine months ended September 30, 2016 and 2015, respectively. Casualty net premiums earned were $1.0 million and $1.1 million for the quarter ended September 30, 2016 and 2015, respectively, and $2.8 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

Reserves

Management’s best estimate at September 30, 2016 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $664.4 million and $561.6 million, respectively, as of September 30, 2016. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2016 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$130,965	$362,678	$493,643
Personal Lines	36,359	66,398	102,757
Reinsurance Operations	18,139	49,843	67,982

Total	$185,463	$478,919	$664,382

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$102,594	$301,873	$404,467
Personal Lines	32,030	57,445	89,475
Reinsurance Operations	18,139	49,552	67,691

Total	$152,763	$408,870	$561,633

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $240.0 million for claims occurring during the nine months ended September 30, 2016:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(34,800)	$(23,400)	$(12,000)	$(600)	10,800
	-3%	(30,480)	(18,840)	(7,200)	4,440	16,080
	-2%	(28,320)	(16,560)	(4,800)	6,960	18,720
	-1%	(26,160)	(14,280)	(2,400)	9,480	21,360
	0%	(24,000)	(12,000)	—	12,000	24,000
	1%	(21,840)	(9,720)	2,400	14,520	26,640
	2%	(19,680)	(7,440)	4,800	17,040	29,280
	3%	(17,520)	(5,160)	7,200	19,560	31,920
	5%	(13,200)	(600)	12,000	24,600	37,200

The Company’s net reserves for losses and loss adjustment expenses of $561.6 million as of September 30, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY PLC

Underwriting Results

The following table compares the Company’s combined ratios by segment:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Personal Lines	111.8%	120.2%	109.5%	106.9%
Commercial Lines	89.8%	89.0%	95.6%	96.3%
Reinsurance	85.8%	76.3%	80.0%	71.1%

Total	100.6%	103.1%	101.3%	99.0%

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016 (3)	2015 (3)	Change	2016 (3)	2015 (3)	Change
Gross premiums written (1)	$73,557	$87,349	(15.8%)	$236,978	$249,564	(5.0%)

Net premiums written	$59,499	$63,302	(6.0%)	$180,542	$196,785	(8.3%)

Net premiums earned	$60,816	$62,132	(2.1%)	$183,631	$191,472	(4.1%)
Other income	832	1,188	(30.0%)	2,232	2,065	8.1%

Total revenues	61,648	63,320	(2.6%)	185,863	193,537	(4.0%)
Losses and expenses:
Net losses and loss adjustment expenses	42,888	48,899	(12.3%)	122,748	129,997	(5.6%)
Acquisition costs and other underwriting expenses (2)	25,097	25,779	(2.6%)	78,381	74,590	5.1%

Underwriting income (loss)	$(6,337)	$(11,358)	(44.2%)	$(15,266)	$(11,050)	38.2%

Underwriting Ratios:
Loss ratio:
Current accident year	70.5%	78.7%		66.8%	67.9%
Prior accident year	0.0%	0.0%		0.0%	0.0%

Calendar year loss ratio	70.5%	78.7%		66.8%	67.9%
Expense ratio	41.3%	41.5%		42.7%	39.0%

Combined ratio	111.8%	120.2%		109.5%	106.9%

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $7,328 and $18,749 during the quarters ended September 30, 2016 and 2015, respectively, and $30,910 and $41,749 during the nine months ended September 30, 2016 and 2015, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $304 and $310 for the quarters ended September 30, 2016 and 2015, respectively, and $918 and $957 for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Includes business ceded to the Company’s Reinsurance Operations.

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Other income was $0.8 million and $1.2 million for the quarters ended September 30, 2016 and 2015, respectively, and $2.2 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually.

GLOBAL INDEMNITY PLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Catastrophe	$9,169	$13,663	(32.9%)	$28,112	$29,739	(5.5%)
Non-catastrophe	33,719	35,236	(4.3%)	94,636	100,258	(5.6%)

Total accident year losses	$42,888	$48,899	(12.3%)	$122,748	$129,997	(5.6%)

Current accident year loss ratio:
Catastrophe	15.1%	22.0%		15.3%	15.5%
Non-catastrophe	55.4%	56.7%		51.5%	52.4%

Total accident year loss ratio	70.5%	78.7%		66.8%	67.9%

The current accident year catastrophe loss ratio improved by 6.9 points during the quarter ended September 30, 2016 as compared to same period in 2015 primarily due to the third quarter of 2015 being adversely impacted by the California wild fires which led to a much higher case incurred loss ratio in 2015 as compared to the current accident quarter at three months of development. While the quarter to date shows an improvement of 6.9 points, the nine months ended September 30, 2016 only improved by 0.2 points compared to the same period in 2015. This is mainly due to higher losses from convective storms in 2016 as opposed to 2015.

For the quarter and nine months ended September 30, 2016 and 2015, the Company had no changes to net prior accident year losses.

Expense Ratios

The expense ratio for the Company’s Personal Lines improved by 0.2 points from 41.5% for the quarter ended September 30, 2015 to 41.3% for the quarter ended September 30, 2016. The previous year’s expense ratio benefitted from a 1.7 point reduction due to the impact of accounting adjustments related to the purchase of American Reliable in 2015. The improvement in the expense ratio is due to efficiencies realized from the integration of American Reliable into the Company’s U.S. Insurance Operations.

The expense ratio increased 3.7 points from 39.0% for the nine months ended September 30, 2015 to 42.7% for the nine months ended September 30, 2016 primarily due to the reduction in earned premiums in 2016 as a result of the quota share arrangement and the 2015 expense ratio benefitting from accounting adjustments related to the purchase of American Reliable.

GLOBAL INDEMNITY PLC

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016 (2)	2015 (2)	Change	2016 (2)	2015 (2)	Change
Gross premiums written	$50,214	$52,920	(5.1%)	$157,335	$161,746	(2.7%)

Net premiums written	$45,754	$49,325	(7.2%)	$141,764	$149,647	(5.3%)

Net premiums earned	$48,179	$48,916	(1.5%)	$143,699	$149,244	(3.7%)
Other income	7,031	102	NM	7,354	420	NM

Total revenues	55,210	49,018	12.6%	151,053	149,664	0.9%
Losses and expenses:
Net losses and loss adjustment expenses	23,887	22,832	4.6%	78,605	82,474	(4.7%)
Acquisition costs and other underwriting expenses (1)	19,362	20,686	(6.4%)	58,752	61,317	(4.2%)

Underwriting income (loss)	$11,961	$5,500	117.5%	$13,696	$5,873	133.2%

Underwriting Ratios:
Loss ratio:
Current accident year	63.1%	61.6%		67.8%	63.9%
Prior accident year	(13.5%)	(14.9%)		(13.1%)	(8.7%)

Calendar year loss ratio	49.6%	46.7%		54.7%	55.2%
Expense ratio	40.2%	42.3%		40.9%	41.1%

Combined ratio	89.8%	89.0%		95.6%	96.3%

NM – not meaningful

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $132 and $258 for the quarters ended September 30, 2016 and 2015, respectively, and $391 and $787 for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY PLC

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$12,580	$14,884	45.9%	52.2%	$43,932	$41,899	53.0%	46.7%
%Effect of prior accident year	2,088	21	7.6%	0.1%	555	(1,012)	0.7%	(1.1%)

Non catastrophe property losses and ratio (2)	$14,668	$14,905	53.5%	52.3%	$44,487	$40,887	53.7%	45.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,596	$509	9.5%	1.8%	$13,591	$10,917	16.4%	12.2%
Effect of prior accident year	(2)	43	0.0%	0.1%	299	249	0.4%	0.3%

Catastrophe losses and ratio (2)	$2,594	$552	9.5%	1.9%	$13,890	$11,166	16.8%	12.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$15,176	$15,393	55.4%	54.0%	$57,523	$52,816	69.4%	58.9%
Effect of prior accident year	2,086	64	7.6%	0.2%	854	(763)	1.0%	(0.9%)

Total property losses and ratio (2)	$17,262	$15,457	63.0%	54.2%	$58,377	$52,053	70.4%	58.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$15,236	$14,750	73.3%	72.3%	$39,935	$42,576	65.6%	71.5%
Effect of prior accident year	(8,611)	(7,375)	(41.4%)	(36.1%)	(19,706)	(12,155)	(32.4%)	(20.4%)

Total Casualty losses and ratio (2)	$6,625	$7,375	31.9%	36.1%	$20,229	$30,421	33.3%	51.1%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$30,412	$30,143	63.1%	61.6%	$97,457	$95,392	67.8%	63.9%
Effect of prior accident year	(6,525)	(7,311)	(13.5%)	(14.9%)	(18,852)	(12,918)	(13.1%)	(8.7%)

Total net losses and loss adjustment expense and total loss ratio (2)	$23,887	$22,832	49.6%	46.7%	$78,605	$82,474	54.7%	55.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Other income was $7.0 million and $0.1 million for the quarters ended September 30, 2016 and 2015, respectively, and $7.4 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. For the quarter and nine months ended September 30, 2016, other income is primarily comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Specialty Insurance Company of $6.9 million and fee income. For the quarter and nine months ended September 30, 2015, other income is primarily comprised of fee income.

GLOBAL INDEMNITY PLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Property losses
Catastrophe	$2,596	$509	410.0%	$13,591	$10,917	24.5%
Non-catastrophe	12,580	14,884	(15.5%)	43,932	41,899	4.9%

Property losses	15,176	15,393	(1.4%)	57,523	52,816	8.9%
Casualty losses	15,236	14,750	3.3%	39,934	42,576	(6.2%)

Total accident year losses	$30,412	$30,143	0.9%	$97,457	$95,392	2.2%

Current accident year loss ratio:
Property
Catastrophe	9.5%	1.8%		16.4%	12.2%
Non-catastrophe	45.9%	52.2%		53.0%	46.7%

Property loss ratio	55.4%	54.0%		69.4%	58.9%
Casualty loss ratio	73.3%	72.3%		65.6%	71.5%

Total accident year loss ratio	63.1%	61.6%		67.8%	63.9%

The current accident year catastrophe loss ratio increased by 7.7 points and 4.2 point during the quarter and nine months ended September 30, 2016, respectively, as compared to the same period in 2015 primarily due to higher losses from convective storms in 2016 as opposed to 2015.

The current accident year non-catastrophe property loss ratio improved by 6.3 points during the quarter ended September 30, 2016 as compared to the same period in 2015.    The third quarter of 2015 was adversely impacted by one large hotel fire loss in Florida. The decrease in the loss ratio also reflects a lower frequency and severity in the latest accident quarter compared to the same quarter last year.

The current accident year non-catastrophe property loss ratio increased by 6.3 points during the nine months ended September 30, 2016 as compared to the same period in 2015 which is mainly attributable to an increase in large property losses.

The current accident year casualty loss ratio improved by 5.9 points during the nine months ended September 30, 2016 as compared to the same period in 2015 mainly due to the decrease in reported claim frequency which reflects the milder winter weather experienced during 2016. Also, underwriting actions and rate increases over the past several years have contributed to the improvement experienced to date.

The calendar year loss ratio for the quarter and nine months ended September 30, 2016 includes a decrease of $6.5 million, or 13.5 percentage points, and a decrease of $18.9 million, or 13.1 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2015 includes a decrease of $7.3 million, or 14.9 percentage points and a decrease of $12.9 million, or 8.7 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Lines improved by 2.1 points from 42.3% for the quarter ended September 30, 2015 to 40.2% for the quarter ended September 30, 2016. The expense ratio improved 0.2 points from 41.1% for the nine months ended September 30, 2015 to 40.9% for the nine months ended September 30, 2016. The improvement in the expense ratio is primarily due to efficiencies realized from integration of American Reliable into the Company’s U.S. Insurance Operations.

GLOBAL INDEMNITY PLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016 (1)	2015 (1)	Change	2016 (1)	2015 (1)	Change
Gross premiums written	$9,798	$9,879	(0.8%)	$34,941	$48,222	(27.5%)

Net premiums written	$9,798	$9,870	(0.7%)	$34,927	$48,174	(27.5%)

Net premiums earned	$10,558	$13,659	(22.7%)	$31,663	$40,205	(21.2%)
Other income	(11)	(11)	0.0%	17	(77)	(122.1%)

Total revenues	10,547	13,648	(22.7%)	31,680	40,128	(21.1%)
Losses and expenses:
Net losses and loss adjustment expenses	5,387	5,960	(9.6%)	13,704	14,399	(4.8%)
Acquisition costs and other underwriting expenses	3,670	4,469	(17.9%)	11,628	14,211	(18.2%)

Underwriting income (loss)	$1,490	$3,219	(53.7%)	$6,348	$11,518	(44.9%)

Underwriting Ratios:
Loss ratio:
Current accident year	78.4%	52.4%		62.5%	46.4%
Prior accident year	(27.4%)	(8.8%)		(19.2%)	(10.6%)

Calendar year loss ratio	51.0%	43.6%		43.3%	35.8%
Expense ratio	34.8%	32.7%		36.7%	35.3%

Combined ratio	85.8%	76.3%		80.0%	71.1%

(1)	External business only, excluding business assumed from affiliates.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss ratio excluding the effect of prior accident year (1)	78.4%	52.4%	62.5%	46.4%
Effect of prior accident year	(27.4%)	(8.8%)	(19.2%)	(10.6%)

Loss ratio (2)	51.0%	43.6%	43.3%	35.8%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income (Loss)

The Company recognized a loss of $0.01 million for both the quarters ended September 30, 2016 and 2015 and income of $0.02 million and a loss of $0.08 for the nine months ended September 30, 2016 and 2015, respectively. Other income (loss) is comprised of foreign exchange gains and losses.

GLOBAL INDEMNITY PLC

Loss Ratio

The current accident year loss ratio increased by 26.0 points and 16.1 points during the quarter and nine months ended September 30, 2016, respectively. This increase was mainly attributable to higher than expected case incurred emergence primarily from the Fort McMurray fires in 2016.

The calendar year loss ratio for the quarter and nine months ended September 30, 2016 includes a decrease of $2.9 million, or 27.4 percentage points, and a decrease of $6.1 million, or 19.2 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2015 includes a decrease of $1.2 million, or 8.8 percentage points and a decrease of $4.3 million, or 10.6 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 2.1 points from 32.7% for the quarter ended September 30, 2015 to 34.8% for the quarter ended September 30, 2016. The expense ratio increased 1.4 points from 35.3% for the nine months ended September 30, 2015 to 36.7% for the nine months ended September 30, 2016. The increase is primarily due to improvements in prior year losses resulting in higher contingent commissions due as well as a reduction in earned premiums.

Unallocated Corporate Items

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Gross investment income (1)	$9,782	$9,601	1.9%	$29,293	$28,722	2.0%
Investment expenses	(987)	(749)	31.8%	(4,190)	(2,488)	68.4%

Net investment income	$8,795	$8,852	(0.6%)	$25,103	$26,234	(4.3%)

(1)	Excludes realized gains and losses

Gross investment income increased by 1.9% and 2.0% for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase was primarily due to the increase in income related to the Company’s limited partnership investments during 2016 partially offset by a reduction in the size of the investment portfolio due to redeeming $190.0 million of A ordinary shares during the fourth quarter of 2015.

Investment expenses increased by 31.8% and 68.4% for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase is mainly attributable to higher investment fees related to a new investment in middle market corporate debt and equity investments in limited liability companies. See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the Company’s $40 million commitment related to this new investment.

At September 30, 2016, the Company held agency mortgage-backed securities with a market value of $76.1 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.0 years as of September 30, 2016, compared with 2.1 years as of September 30, 2015. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.9 years as of September 30, 2016 and September 30, 2015. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At September 30, 2016, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.1% at September 30, 2015. The embedded book yield on the $170.7 million of municipal bonds in the Company’s portfolio, which includes $105.9 million of taxable municipal bonds, was 2.8% at September 30, 2016, compared to an embedded book yield of 2.7% on the Company’s municipal bond portfolio of $235.4 million at September 30, 2015.

GLOBAL INDEMNITY PLC

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Common stock	2,989	3,275	(8.7%)	7,056	8,543	(17.4%)
Fixed maturities	395	(1,341)	129.5%	1,162	16	7162.5%
Interest rate swap	758	(8,071)	109.4%	(12,794)	(8,896)	(43.8%)
Other than temporary impairment losses	(2,214)	(4,641)	(52.3%)	(4,481)	(6,879)	34.9%

Net realized investment gains (losses)	1,928	(10,778)	117.9%	(9,057)	(7,216)	25.5%

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2016 and 2015.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $5.0 million and $3.6 during the quarters ended September 30, 2016 and 2015, respectively. This increase is primarily due to cost incurred in connection with the re-domestication of $1.2 million in 2016. Corporate and other operating expenses were $13.1 million and $19.4 during the nine months ended September 30, 2016 and 2015, respectively. This decrease is primarily due to 2015 including cost incurred in connection with the American Reliable acquisition of $8.3 million; whereas, 2016 included cost incurred in connection with the re-domestication of $2.8 million.

Interest Expense

Interest expense increased 40.0% and 153.4% during the quarter and nine months ended September 30, 2016 as compared to the same periods in 2015. This increase is primarily due to the Company’s $100 million debt offering in August 2015 offset by a reduction in interest expense on margin borrowing facility due to decreased borrowings. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for details on the Company’s debt.

Income Tax Benefit

The income tax expense was $1.1 million for the quarter ended September 30, 2016 compared with income tax benefit of $6.0 million for the quarter ended September 30, 2015. The increase in income tax expense is primarily due to capital gains and the gain on the sale of United National Specialty Insurance Company during the quarter ended September 30, 2015.

The income tax benefit was $10.4 million for the nine months ended September 30, 2016 compared with income tax benefit of $10.9 million for the quarter ended September 30, 2015.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $9.5 million and a net loss of $3.7 million for the quarter ended September 30, 2016 and 2015, respectively, and net income of $11.5 million and $14.2 million for the nine months ended September 30, 2016 and 2015, respectively.

GLOBAL INDEMNITY PLC

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its U.S. insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company; and its Reinsurance Operations: Global Indemnity Reinsurance.

The principal sources of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses, debt service payments, and share repurchases includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. In addition, the Company has future funding commitments of $43.1 million related to investments. The timing of this commitment is uncertain. Other than the impact of this potential redemption and the Company’s future funding commitments related to investments, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. During the quarter and nine months ended September 30, 2016, United National Specialty Insurance Company paid a $12.0 million dividend to its parent company, Diamond State Insurance Company.

For 2016, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2015 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or nine months ended September 30, 2016.

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

GLOBAL INDEMNITY PLC

Net cash used for operating activities was $9.3 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in operating cash flows of approximately $8.1 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Change
Net premiums collected	$363,677	$404,157	$(40,480)
Net losses paid	(223,580)	(256,949)	33,369
Underwriting and corporate expenses	(170,442)	(181,893)	11,451
Net investment income	27,840	35,057	(7,217)
Net federal income taxes paid	(263)	(94)	(169)
Interest paid	(6,578)	(1,484)	(5,094)

Net cash used for operating activities	$(9,346)	$(1,206)	$(8,140)

The decline in net premiums collected of $40.5 million is primarily due to the settlement of a terminated quota share agreement between American Reliable and Bankers Atlantic Reinsurance Company.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities

Liquidity

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

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the nine months ended September 30, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the nine months ended September 30, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s capital resources.

GLOBAL INDEMNITY PLC

Contractual Obligations

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of September 30, 2016, the Company has funded $18.9 million of this commitment leaving $21.1 million as unfunded. Of the $18.9 million funded, $16.3 million and $2.6 million, respectively, was invested in middle market corporate debt and three separate equity investments in limited liability companies as of September 30, 2016.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s contractual obligations during the nine months ended September 30, 2016. Please see Item 7 of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s contractual obligations.

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

Global equities posted positive results for the quarter ending 30 September 2016, as investors quickly put Brexit fears in the rearview mirror. Expectations for continued accommodative monetary policy from central banks around the globe helped to stoke investors’ risk appetites. In the United States, economic data releases during the quarter were mixed. US equities climbed for the fourth consecutive quarter, ending September with a 7.8% year-to-date advance. Within the S&P 500 Index, seven of the 11 sectors posted positive results.

Volatility across the major fixed income asset classes declined markedly in the third quarter as fears about the adverse consequences of Britain’s decision to leave the European Union subsided. Credit sectors more than fully recovered from their post-Brexit shock, as the negative impact on financial markets was much smaller than originally feared. While the policy paths of major central banks appeared to diverge during the quarter, expectations of an extended period of central bank policy accommodation amid sluggish global growth supported fixed income markets. Credit spreads tightened and the US dollar ended mixed versus its major counterparts.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 1.9 years. Portfolio purchases during the quarter were focused within U.S. corporate bonds. These purchases were funded primarily through maturities and paydowns. During the third quarter, the portfolio’s asset allocation was relatively unchanged.

There have been no other material changes to the Company’s market risk since December 31, 2015. Please see Item 7A of Part II in the Company’s 2015 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY PLC

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under either the 2003 or 2014 Plan. There were no shares purchased from the Company’s employees during the quarter ended September 30, 2016. All A ordinary shares purchased from employees by the Company are held as treasury stock and recorded at cost.

Item 3.    Defaults upon Senior Securities

None.

GLOBAL INDEMNITY PLC

Item 4.    Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Item 6.    Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY PLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY PLC Registrant

November 4, 2016	By:	/s/ Thomas M. McGeehan
Date: November 4, 2016	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)