Form 10-K
period 2016-12-31
Global Indemnity Ltd
filed 2017-03-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

001-34809

Commission File Number

GLOBAL INDEMNITY LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1304287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 HOSPITAL ROAD

GEORGE TOWN, GRAND CAYMAN

KY1-9008

CAYMAN ISLANDS

(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: (345) 949-0100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $251,860,903. There are no B ordinary shares held by non-affiliates of the registrant.

As of March 1, 2017, the registrant had outstanding 13,436,548 A ordinary shares and 4,133,366 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 are incorporated by reference into Part III of this report.

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

References to the Company refer to Global Indemnity Limited and its subsidiaries or, prior to November 7, 2016, to Global Indemnity plc and its subsidiaries.

References to the acquisition of American Reliable refer to the January 1, 2015 acquisition of American Reliable Insurance Company (“American Reliable”).

History

Global Indemnity Limited (“Global Indemnity”) is a holding company formed on February 9, 2016 under the laws of the Cayman Islands. On November 7, 2016, Global Indemnity Limited replaced Global Indemnity plc, an Irish company, as the ultimate parent company pursuant to a scheme of arrangement whereby all of Global Indemnity plc’s A ordinary shares were cancelled and replaced with one A ordinary share of Global Indemnity Limited on a one for one basis and each B ordinary share of Global Indemnity plc was cancelled and replaced with one B ordinary share of Global Indemnity Limited on a one for one basis. Global Indemnity’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the trading symbol “GBLI.” Please see Note 13 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the cancellation of Global Indemnity plc ordinary shares and the replacement of these shares with ordinary shares of Global Indemnity Limited.

Subsequent to the completion of the redomestication, certain of the Company’s subsidiaries, including Global Indemnity plc, were placed into liquidation, liquidated, or merged out of existence. In addition, substantially all of the assets of these companies, including intellectual property, were transferred to Global Indemnity Limited.

On September 30, 2016, one of the Company’s indirect wholly owned subsidiaries, Diamond State Insurance Company, sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income. This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable Insurance Company from American Bankers Insurance Group, Inc., a subsidiary of Assurant,Inc., by paying $113.7 million in cash and assuming $283.9 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Stock Purchase Agreement (“American Reliable SPA”), the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the American Reliable SPA, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. In accordance with a dispute resolution agreement between Global Indemnity

Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The Company’s current estimate of the purchase price, based on available financial information, is approximately $99.8 million. Final settlement of the purchase price is expected during 2018.

Please see Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the acquisition of American Reliable.

General

Global Indemnity provides its insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance. Starting in the 1st quarter of 2015, the Company manages the distribution of these products through three business segments: Commercial Lines, managed in Bala Cynwyd, PA, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs; Personal Lines, managed in Scottsdale, AZ, offers specialty personal lines and agricultural coverage; and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (“Insurance Operations”).

Prior to 2015, the Commercial Lines segment was known as Insurance Operations segment. With the acquisition of American Reliable, the Insurance Operations segment was renamed to Commercial Lines segment. The newly acquired American Reliable became the Company’s Personal Lines segment. For segment reporting, the values for 2014 did not change for Commercial Lines and Reinsurance Operations.

Business Segments

See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2016, 2015 and 2014. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

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

In 2016 and 2015, gross premiums written for the Personal Lines were $300.9 million and $326.3 million, respectively, and includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement in the amount of $35.3 million and $55.8 million, respectively. Personal lines was a new business segment in 2015 resulting from the acquisition of American Reliable on January 1, 2015.

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

In 2016, gross premiums written for the Commercial Lines were $205.1 million compared to $214.2 million for 2015. For 2016, surplus lines business accounts for approximately 80.1% of the business written while specialty admitted business accounts for the remaining 19.9%.

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

In 2016, gross premiums written from third parties were $59.8 million compared to $49.7 million for 2015.

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

The Company’s Reinsurance Operations offer third party treaty reinsurance for specialty property and casualty insurance and reinsurance companies as well as professional liability products to companies. The Company’s Reinsurance Operations also provide reinsurance to its Insurance Operations in the form of quota share arrangements.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
California	$62,010	11.0%	$56,142	9.5%	$27,711	9.5%
Texas	48,183	8.5	52,913	9.0	26,170	9.0
Florida	36,683	6.5	37,725	6.4	29,371	10.2
Louisiana	28,437	5.0	28,274	4.8	6,474	2.2
New York	26,040	4.6	28,329	4.8	16,326	5.6
North Carolina	21,613	3.8	26,245	4.4	2,955	1.0
Arizona	19,883	3.5	21,199	3.6	1,653	0.6
New Jersey	14,797	2.6	16,602	2.8	7,121	2.4
Massachusetts	14,352	2.5	15,352	2.6	13,470	4.6
Oklahoma	13,887	2.5	16,433	2.8	2,651	0.9

Subtotal	285,885	50.5	299,214	50.7	133,902	46.0
All other states	220,123	38.9	241,286	40.9	96,076	33.0
Reinsurance Operations	59,837	10.6	49,733	8.4	61,275	21.0

Total	$565,845	100.0%	$590,233	100.0%	$291,253	100.0%

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

The Company’s Commercial Lines distributes its insurance products primarily through a group of approximately 120 wholesale general agents and program administrators. Of the Commercial Lines’ non-affiliated professional wholesale general agents and program administrators, the top five accounted for 32.1% of the Commercial Lines’ gross premiums written for the year ended December 31, 2016. One agency represented 9.8% of the Commercial Lines’ gross premiums written.

The Company’s Personal Lines distributes specialty personal and agricultural insurance products through a group of approximately 290 agents, primarily comprised of wholesale general agents. It also distributes its specialty personal insurance products on a retail basis in New Mexico and Arizona. Of the Personal Lines’ non-affiliated professional wholesale general agents and retail agents, the top five accounted for 20.3% of the Personal Lines’ gross premiums written for the year ended December 31, 2016. No one agency represented more than 10% of the Personal Lines’ gross premiums written.

There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2016.

Global Indemnity Reinsurance assumed premiums on four treaties from two cedants which accounted for 92% of the Reinsurance Operations’ 2016 gross premiums written. There is no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2016.

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

Reinsurance—The Company’s Global Indemnity Reinsurance subsidiary primarily offers retrocessional coverage to Bermuda based reinsurance companies. The business assumed is primarily quota share treaties on property catastrophe, marine business and mortgage insurance. The Company also writes a small amount of professional lines excess liability business. Prior to entering into any agreement, the Company evaluates a number of factors for each cedent including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience. The Company also models proposed treaties for both the catastrophe exposure and the marginal impact on the Company’s existing catastrophe portfolio.

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

Pricing

The Company’s pricing actuaries establish pricing tailored to each specific product it underwrites, taking into account historical loss experience, historical rate level changes, and individual risk and coverage characteristics. The Company generally uses the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most of the Company’s products. Specific products will utilize proprietary rating when deemed appropriate. The Company will seek to only write business if it believes it can achieve an adequate risk adjusted rate of return.

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

The Company’s Insurance Operations’ primary reinsurance treaties are as follows:

Property Catastrophe Excess of Loss—The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2016, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $280 million in excess of $20 million. This treaty is made up of three layers: $20 million in excess of $20 million, which the Company participated on 25% of the placement, $60 million in excess of $40 million, and $200 million in excess of $100 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. The property catastrophe excess of loss treaty that expired on May 31, 2016 provided identical coverage.

Location-Specific Quota Share—Effective May 1, 2016, the Company entered into an agreement to cede 50% of the net underwriting results for certain Personal Lines products in certain states, subject to an occurrence limit of $50 million for property coverages and $1.5 million for casualty coverages.

Property Per Risk Excess of Loss—Effective January 1, 2017, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage in three sections: 80% of $4 million per risk in excess of $1 million per risk for all business except the Property Brokerage unit and business written by American Reliable, 100% of $4 million per risk in excess of $1 million per risk for American Reliable business, and 75% of $8 million per risk in excess of $2 million per risk for Property Brokerage business. This treaty also provides coverage of 100% of $20 million per risk in excess of $10 million per risk and 100% of $20 million per risk in excess of $30 million per risk for Property Brokerage business. The treaty’s liability is limited to twice the named per risk limit by section and layer for all risks involved in one loss occurrence. This replaced the treaty which expired December 31, 2016, which provided identical coverage except for the section related to business other than Property Brokerage and American Reliable business, which provided 80% of $9 million per risk in excess of $1 million per risk. Also, the expiring treaty did not provide any coverage in excess of $30 million per risk for Property Brokerage business.

Casualty and Professional Liability Excess of Loss—Effective October 1, 2016, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for 50% of $2 million per occurrence in excess of $1 million per occurrence for general liability and auto liability. The professional liability section provides coverage for 50% of $4 million per policy/occurrence in excess of $1 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. This replaced the casualty and professional liability treaty that expired on September 30, 2016 which provided for 100% of the identical coverage limits and retentions.

Casualty Clash Excess of Loss—Effective October 1, 2016, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10 million per occurrence in excess of $3 million per occurrence, subject to a $20 million limit for all loss occurrences. The casualty clash treaty that expired on September 30, 2016 provided identical coverage.

100% Ceded Quota Share to American Bankers—Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable. These treaties are still in effect at December 31, 2016. American Reliable recorded ceded written premiums of $35.3 million and $55.8 million, and ceded earned premiums of $43.2 million and $59.5 million to American Bankers Insurance Company for the years ended December 31, 2016 and 2015, respectively.

100% Assumed Quota Share from American Bankers—Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable. These treaties are still in effect at December 31, 2016. American Reliable recorded assumed written premiums of $38.1 million and $82.3 million, and assumed earned premiums of $55.8 million and $92.7 million from insurance companies owned by Assurant, Inc. for the years ended December 31, 2016 and 2015, respectively.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2016.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2016. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2016.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$51.1	33.2%	$18.2	19.2%
General Reinsurance Corp.	A++	14.1	9.2	6.1	6.4
Westport Insurance Corp.	A+	8.5	5.5	—	—
Everest Reinsurance Company	A	8.4	5.5	3.3	3.5
Transatlantic Reinsurance	A+	7.0	4.5	1.4	1.5
Swiss Reinsurance America Corp.	A	6.1	4.0	3.2	3.4
Odyssey America Reinsurance	A+	4.8	3.1	2.8	2.9
American Bankers Insurance Company	NR	3.8	2.5	35.3	37.2
Hartford Fire Insurance Company	A	3.7	2.4	—	—
Lloyd’s Syndicate	A+	3.0	1.9	1.9	2.0

Subtotal		110.5	71.8	72.2	76.1
All other reinsurers		43.3	28.2	22.7	23.9

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		153.8	100.0%	$94.9	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(10.0)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		143.8
Collateral held in trust from reinsurers		(13.9)

Net receivables		$129.9

At December 31, 2016, the Company carried reinsurance receivables, net of collateral held in trust, of $129.9 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $2.0 million at December 31, 2016. The allowance for uncollectible reinsurance receivables was $8.0 million at December 31, 2016.

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

As of December 31, 2016, the Company had $228.9 million of direct outstanding loss and loss adjustment expense case reserves at its Insurance Operations. Claims relating to approximately 92% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 2% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis. The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year. Approximately 6% of its reserves are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The Company generally estimates such losses and claims costs through an evaluation of individual reported claims. The Company also establishes reserves for incurred but not reported losses (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. The Company also establishes its reserves based on estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The Company’s Insurance Operations’ reserves are reviewed quarterly by the in-house actuarial staff. Loss reserve estimates for the

Company’s Reinsurance Operations are developed by independent, external actuaries; however management is responsible for the final determination of loss reserve selections. The data for this analysis is organized by treaty and treaty year. Reviews for both Insurance Operations and Reinsurance Operations are generally performed both gross and net of reinsurance and ceded reviews are also completed for most reserve categories.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the Insurance Operations’ reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff. The Company’s independent external actuaries also perform a full, detailed review of the Reinsurance Operations’ reserves annually. The results of the detailed reserve reviews by internal and external actuaries are summarized and discussed with the Company’s senior management to determine the best estimate of reserves.

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

On January 1, 2015, the acquisition of American Reliable was completed. Consequently, American Reliable’s loss and loss adjustment expense reserves are only in the 2015 and 2016 years in the table below.

The following table shows development in Global Indemnity’s loss and loss adjustment expense reserves on a net basis:

(Dollars in thousands)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Balance sheet reserves:	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975	$552,271	$571,917	$520,603
Cumulative paid as of:
One year later	$169,899	$190,723	$215,903	$189,358	$160,204	$155,888	$134,065	$116,118	$127,394	$118,466
Two years later	300,041	360,336	366,647	299,720	261,569	260,667	223,358	211,661	184,185
Three years later	413,055	470,313	454,284	375,066	330,522	333,131	304,272	253,989
Four years later	478,408	532,753	510,177	419,717	377,350	399,854	337,697
Five years later	506,915	561,536	541,313	454,509	431,146	425,856
Six years later	525,173	581,265	569,079	485,777	447,780
Seven years later	534,801	602,649	582,337	499,806
Eight years later	551,849	613,980	592,840
Nine years later	560,923	622,758
Ten years later	568,103
Re-estimated liability as of:
End of year	$735,342	$800,885	$835,839	$725,297	$638,906	$684,878	$629,558	$586,975	$552,271	$571,917	$520,603
One year later	716,361	832,733	827,439	671,399	643,569	690,004	619,887	575,256	517,249	514,668
Two years later	732,056	812,732	768,623	640,750	642,478	679,689	602,217	544,750	461,630
Three years later	707,525	765,435	730,079	636,051	640,581	661,592	576,659	495,631
Four years later	672,712	737,614	719,486	631,101	624,183	640,641	531,083
Five years later	658,429	731,468	715,067	621,098	611,226	602,764
Six years later	651,850	729,228	713,106	611,203	589,115
Seven years later	654,983	734,695	706,719	597,125
Eight years later	665,293	733,716	695,184
Nine years later	667,043	726,817
Ten years later	663,227
Cumulative redundancy/ (deficiency)	$72,115	$74,068	$140,655	$128,172	$49,791	$82,114	$98,475	$91,344	$90,641	$57,249	$—
Gross Liability—end of year	1,702,010	1,503,238	1,506,430	1,257,741	1,059,756	971,377	879,113	779,466	675,472	680,047	651,042
Less: Reinsurance recoverable	966,668	702,353	670,591	532,444	420,850	286,499	249,555	192,491	123,201	108,130	130,439

Net liability-end of year	735,342	800,885	835,839	725,297	638,906	684,878	629,558	586,975	552,271	571,917	520,603

Gross re-estimated liability	1,020,647	1,135,977	1,051,831	845,334	771,107	757,896	673,860	605,501	561,161	614,879	651,042
Less: Re-estimated recoverable at December 31, 2016	357,420	409,160	356,647	248,209	181,992	155,132	142,777	109,870	99,531	100,211	130,439

Net re-estimated liability at December 31, 2016	$663,227	$726,817	$695,184	$597,125	$589,115	$602,764	$531,083	$495,631	$461,630	$514,668	$520,603

Gross cumulative redundancy/ (deficiency)	$681,363	$367,261	$454,599	$412,407	$288,649	$213,481	$205,253	$173,965	$114,311	$65,168	$—

See Note 11 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

Asbestos and Environmental (“A&E”) Exposure

The Company’s environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, the Company’s policies continue to exclude classic environmental contamination claims. However, in some states, the Company is required, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. The Company has also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by the Company. The Company has also received a number of asbestos-related claims, the majority of which are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2016, the Company had $15.8 million of net loss reserves for asbestos-related claims and $14.1 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross and net basis for the Company’s A&E claims.

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under the Company’s investment policy is 30% of the Company’s GAAP equity, or $239.4 million at December 31, 2016. As of December 31, 2016, the Company had $1,498.1 million of investments and cash and cash equivalent assets, including $186.6 million of equity and limited partnership investments less a $3.7 million payable for securities purchased.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2016, 2015, and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$75,110	5.0%	$67,037	4.4%	$58,823	3.9%

U.S. treasury and agency obligations	72,047	4.8	107,122	7.1	80,767	5.4
Obligations of states and political subdivisions	156,446	10.4	205,240	13.5	191,473	12.8
Mortgage-backed securities (1)	88,468	5.9	159,123	10.5	208,759	13.9
Asset-backed securities	233,991	15.6	260,022	17.2	178,263	11.9
Commercial mortgage-backed securities	183,192	12.2	140,390	9.3	133,158	8.9
Corporate bonds and loans	380,027	25.3	332,111	21.9	383,416	25.6
Foreign corporate bonds	125,860	8.4	102,141	6.7	107,639	7.2

Total fixed maturities	1,240,031	82.6	1,306,149	86.2	1,283,475	85.7
Common stock	120,557	8.0	110,315	7.3	122,048	8.2
Other invested assets	66,121	4.4	32,592	2.1	33,663	2.2

Total investments and cash and cash equivalents (2)	$1,501,819	100.0%	$1,516,093	100.0%	$1,498,009	100.0%

(1)	Includes collateralized mortgage obligations of $28,608, $57,330, and $49,322 for 2016, 2015, and 2014, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of ($3,717), $172, and $60 for 2016, 2015, and 2014, respectively.

Although the Company generally intends to hold fixed maturities to recovery and/or maturity, the Company regularly re-evaluates its position based upon market conditions. As of December 31, 2016, the Company’s fixed maturities, excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 3.9 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 1.8 years. The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2016 of $1.3 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Average fixed maturities at book value	$1,274,836	$1,290,641	$1,230,317
Gross income on fixed maturities (1)	30,337	32,091	26,788
Book yield	2.38%	2.49%	2.18%
Fixed maturities at book value	$1,241,339	$1,308,333	$1,272,948
Unrealized gain (loss)	(1,308)	(2,184)	10,527

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $88.5 million of mortgage-backed securities, $59.9 million is invested in U.S. agency paper and $28.6 million is invested in collateralized mortgage obligations, of which $28.0 million, or 98.0%, are rated AA+ or better. In addition, the Company holds $234.0 million in asset-backed securities, of which 85.4% are rated AA or better and $183.2 million in commercial mortgaged-backed securities, of which 100.0% are rated A- or better. The weighted average credit enhancement for the Company’s asset-backed securities is 21.8. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 97.6% of the Company’s fixed income securities are investment grade securities. 18.7% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$232,176	18.7%	$222,381	17.0%
AA	432,595	35.0	518,122	39.7
A	346,606	28.0	355,225	27.2
BBB	197,449	15.9	175,785	13.5
BB	15,967	1.3	16,868	1.3
B	7,866	0.6	7,989	0.6
CCC	447	0.0	515	0.0
CC	241	0.0	976	0.1
C	—	—	559	0.0
Not rated	6,684	0.5	7,729	0.6

Total fixed maturities	$1,240,031	100.0%	$1,306,149	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$80,982	6.5%	$107,582	8.2%
Due in one year through five years	622,926	50.2	594,859	45.6
Due in five years through ten years	20,770	1.7	38,016	2.9
Due in ten years through fifteen years	3,252	0.3	2,137	0.2
Due after fifteen years	6,450	0.5	4,020	0.3

Securities with fixed maturities	734,380	59.2	746,614	57.2
Mortgaged-backed securities	88,468	7.1	159,123	12.2
Commercial mortgage-backed securities	183,192	14.8	140,390	10.7
Asset-backed securities	233,991	18.9	260,022	19.9

Total fixed maturities	$1,240,031	100.0%	$1,306,149	100.0%

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

As of December 31, 2016, the Company had aggregate equity securities of $120.6 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership invests in distressed securities and assets, which was valued at $32.9 million at December 31, 2016, a limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2016, and a limited liability partnership that provides financing for middle market companies, which was valued at $33.2 million at December 31, 2016. There is no readily available independent market price for these limited liability partnership investments. The Company does not have access to daily valuations; therefore, the estimated fair value of these limited partnerships is based on the net asset value as a practical expedient for each limited partnership. The Company receives annual audited financial statements from each of the partnership investments it owns.

Realized gains, including other than temporary impairments, for the year ended December 31, 2016 were $21.7 million compared with losses of $3.4 million and gains of $35.9 million for the years ended December 31, 2015 and 2014, respectively.

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

Employees

At December 31, 2016, the Company had approximately 430 employees. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2016.

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

Regulation

General

The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. As a holding company, Global Indemnity is not subject to any insurance regulation in the Cayman Islands which the Company redomesticated to in 2016. However, Global Indemnity is subject to various Cayman Island laws and regulations, including, but not limited to, laws and regulations governing interested directors, mergers and acquisitions, shareholder lawsuits and indemnification of directors.

U.S. Regulation

At December 31, 2016, the Company had six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

As the indirect parent of these U.S. insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Virginia, and Arizona. These laws generally require each of the U.S. insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors, executive officers, and employees of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of the Company’s ordinary shares would indirectly control the same percentage of the stock of the U.S. insurance companies, the insurance change of control laws of Pennsylvania, Indiana, Virginia and Arizona would likely apply to such a transaction. While the Company’s articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Global Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Global Indemnity might consider desirable.

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States. With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the National Association of Insurance Commissioners (“NAIC”). Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.” The Company continues to monitor the impact the Dodd-Frank Act or any changes thereto may have on operations.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, and Virginia completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries, excluding American Reliable, for the period ended December 31, 2012. Their final reports were issued in 2014, and there were no materially adverse findings. The insurance department for the state of Arizona completed its most recent financial examination of American Reliable for the period ending December 31, 2013. Their final report was issued in 2015, and there were no materially adverse findings.

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

The U.S. insurance subsidiaries have strong risk capital scores. Due to the acquisition of American Reliable on January 1, 2015 and their inclusion in the intercompany pooling arrangements, the intercompany pooling participation percentages of the companies in the group changed. The Company’s U.S. insurance subsidiaries have acceptable results for the IRIS ratios with the exception of the following:

•

Change in net written premiums, two-year overall operating ratio, change in surplus and change in adjusted surplus for Penn-Patriot Insurance Company were outside of the IRIS range due to its change in participation percentage to the intercompany pooling arrangement as a result of the addition of American Reliable in the intercompany pooling arrangement.

•

Investment yields were lower than the IRIS range for Diamond State Insurance Company, United National Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company. The investment portfolios of these companies are invested in high quality short duration bonds.

•

Asset to liability liquidity ratios for United National Insurance Company and Penn-America Insurance Company due to intercompany payables to parents and affiliates that will be settled in the 1st quarter of 2017.

•

The following ratios were outside of the IRIS range due to the acquisition of American Reliable Insurance Company on January 1, 2015 and the addition of American Reliable in the intercompany pooling arrangement:

•	Changes in net written premiums for American Reliable Insurance Company

•	Two-year overall operating ratio for American Reliable Insurance Company

•	Estimated current reserve deficiency for United National Insurance Company, Diamond State Insurance Company and Penn-Star Insurance Company

Risk-Based Capital Regulations

The state insurance departments of Pennsylvania, Indiana, Virginia and Arizona require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels.

Based on the standards currently adopted, the U.S. insurance companies reported in their 2016 statutory filings that their capital and surplus are above the prescribed company action level risk-based capital requirements. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC’s risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

Statutory accounting practices established by the NAIC and adopted in part by the Pennsylvania, Indiana, Virginia, and Arizona regulators determine, among other things, the amount of statutory surplus and statutory net income of the U.S. insurance companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2016 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2017.

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

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Global Indemnity Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from the Company’s Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Pennsylvania, Indiana, Virginia and Arizona or other applicable states or any of the U.S. insurance companies re-domesticate to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, the Company may be unable to realize some of the benefits expected from its business plan. Accordingly, Global Indemnity Reinsurance could be adversely affected.

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

On March 25, 2016, Bermuda’s prudential framework for (re)insurance and group supervision was confirmed as being fully equivalent to the regulatory standards applied to European reinsurance companies and insurance groups in accordance with the requirements of the Solvency II Directive. Bermuda was granted this full “Solvency II equivalence” for an unlimited period by the European Commission based on an assessment conducted by the European Insurance and Occupational Pensions Authority, and the equivalence decision was applied retroactively to January 1, 2016.

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

Independent Approved Auditor

Every registered insurer, such as Global Indemnity Reinsurance, must appoint independent auditors who will audit and report annually on the statutory financial statements, the statutory financial return of the insurer and U.S. GAAP statements, which are required to be filed annually with the BMA.

Loss Reserve Specialist

As a registered Class 3B insurer, Global Indemnity Reinsurance is required to submit an opinion of its approved loss reserve specialist in respect of its technical provisions contained within its Economic Balance Sheet (see below).

Annual Financial Statements and Annual Statutory Financial Return

As prescribed by the Insurance Act, Global Indemnity Reinsurance, a Class 3B insurer, must prepare annual statutory financial statements. The statutory financial return shall consist of an insurer information sheet, a report of the approved independent auditor on the GAAP financial statements, a statutory balance sheet, a statutory statement of income, a statutory statement of capital and surplus, notes to the statutory financial statements and a statutory declaration of compliance.

In addition to preparing statutory financial statements, Global Indemnity Reinsurance must file financial statements prepared in accordance with GAAP in respect of each financial year. Such statements must be filed with the BMA within a period of four months from the end of the financial year or such longer period, not exceeding seven months, as the BMA may determine. The audited financial statements will be published by the BMA.

For financial years after January 1, 2016, commercial insurers will also be required to prepare a Financial Condition Report providing details of, among other things, measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer.

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose. For 2016, Global Indemnity Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

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

The BMA may also make additional rules prescribing prudential standards in relation to the ECR, CSR, insurance reserves and eligible capital which Global Indemnity Reinsurance must comply with.

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

Taxation of Global Indemnity and Subsidiaries

Cayman Islands

The Cayman Islands currently have no form of income, corporate or capital gains tax and no estate duty, inheritance tax or gift tax.

Global Indemnity is an exempted company incorporated with limited liability under the laws of the Cayman Islands. Global Indemnity has received an undertaking from the Governor in Cabinet of the Cayman Islands to the effect that, for a period of twenty years from the date of the undertaking, which is February 9, 2016, no law that thereafter is enacted in the Cayman Islands imposing any tax or duty to be levied on profits, income or on gains or appreciation, or any tax in the nature of estate duty or inheritance tax, will apply to any property comprised in or any income arising in respect of Global Indemnity, or to the shareholders thereof, in respect of any such property or income.

Global Indemnity (Cayman) Ltd., an indirect wholly-owned subsidiary, is an exempted company incorporated with limited liability under the laws of the Cayman Islands.

Ireland

Global Indemnity Unlimited Company, formerally known as Global Indemnity plc, a direct wholly-owned subsidiary is a private unlimited company incorporated under the laws of Ireland. The Company is a resident taxpayer fully subject to Ireland corporate income tax. Currently, Global Indemnity Unlimited Company has only non-trading income which is subject to corporate income tax of 25.0%.

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

Luxembourg

U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., and Wind River (Luxembourg) S.à.r.l. (the “Luxembourg Companies”) are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. In accordance with Luxembourg regulations, the companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 29.22% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

Barbados

GBLI (Barbados) Limited, an indirect wholly owned subsidiary, is incorporated under the Companies Act, Cap. 308 of the Laws of Barbados. It is a duly licenced international business company under the International Business Companies Act, Cap. 77 of the Laws of Barbados and subject to a corporate income tax rate as follows:

•	2.5% on all profits and gains up to $5,000,000;

•	2% on all profits and gains exceeding $5,000,000 but not exceeding $10,000,000;

•	1.5% on all profits and gains exceeding $10,000,000 but not exceeding $15,000,000; and

•	0.25% on all profits and gains exceeding $15,000,000.

United States

The following discussion is a summary of the material U.S. federal income tax considerations relating to the Company’s operations. The Company manages its business in a manner that seeks to mitigate the risk that either Global Indemnity or Global Indemnity Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the IRS will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or has been engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Global Indemnity Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. All of the Company’s other non-U.S. entities are considered disregarded entities for federal income tax purposes. The highest marginal federal income tax rates as of 2016 are 39.6% for a corporation’s effectively connected income and 30% for the branch profits tax.

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

Available Information

The Company maintains a website at www.globalindemnity.ky. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the United States Securities and Exchange Commission.

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

The Company’s internal and external controls, processes, and the vendors used to protect networks, systems and applications, individually or together, may be insufficient to prevent a security incident. Employee or third party vendor errors, malicious acts, unauthorized access, computer viruses, malware, the introduction of malicious code, system failures and disruptions and or cyber-attacks can result in business interruption, compromise of data and loss of assets and that could have security consequences. Complexity of the Company’s technology increases regularly and has increased the risk of a security incident involving data, network, systems and applications.

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

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2016 and 2015.

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

The Company has investments in limited partnerships which are not liquid. The Company does not have the contractual option to redeem its limited partnership interests but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner. The Company’s returns could be negatively affected if the market value of the partnerships declines. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2016 and 2015.

Deterioration in the debt and equity markets could result in a margin call which could have a material adverse effect on the Company’s financial condition and/or results of operations.

The collateral backing the Company’s margin borrowing facilities currently consist of equity securities but could also include fixed income securities in the future. Declines in financial markets could negatively impact the value of the Company’s collateral. Adverse changes in market value could result in a margin call which would require the posting of additional collateral thereby reducing liquidity. Additionally, if such a margin call is not met, the Company could be required to liquidate securities and incur realized losses or it could potentially decrease the Company’s borrowing capacity.

Borrowings under the Company’s margin borrowing facilities are based upon a variable rate of interest, which could result in higher expense in the event of increases in interest rates.

As of December 31, 2016, $66.6 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate (“LIBOR”). If LIBOR rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facilities. This could have a negative effect on the Company’s cash flow and financial condition.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure to make periodic payments related to the Subordinated Notes could adversely affect the Company.

In 2015, the Company sold $100 million aggregate principal amount of its 7.75% Subordinated Notes due in 2045, and may borrow again in the future. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

•	increasing vulnerability to changing economic, regulatory and industry conditions;

•	limiting the ability to borrow additional funds; and

•

requiring the Company to dedicate a substantial portion of cash flow from operations to debt payments, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Furthermore, failure by the Company to make periodic payments related to its outstanding indebtedness could impact rating agencies and regulators assessment of the Company’s capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies, and regulators’ assessment of the solvency of the Company and its subsidiaries.

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

The Company markets and distributes its insurance products through a group of approximately 410 professional general agencies that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by any one of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Global Indemnity Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Global Indemnity Reinsurance before being paid to Global Indemnity. See “Regulation—U.S. Regulation” in Item 1 of Part I of this report. Also, see Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2017.

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

The U.S. insurance regulatory framework has come under increased federal scrutiny, in particular under the new administration change in the United States, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 U.S. States and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on the Company’s business.

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

Fox Paine & Company, LLC (“Fox Paine & Company”) beneficially owns shares having approximately 84% of the Company’s total voting power. The percentage of the Company’s total voting power that Fox Paine & Company may exercise is greater than the percentage of the Company’s total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns all of the Company’s B ordinary shares, which have ten votes per share as opposed to A ordinary shares, which have one vote per share. The A ordinary shares and the B ordinary shares generally vote together as a single class on matters presented to the Company’s shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are not subject to the voting restriction contained in the Company’s articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	elect all of the Company’s directors;

•	amend the Company’s articles of association (as long as their voting power is greater than 66%);

•	ratify the appointment of the Company’s auditors;

•	increase the Company’s share capital; and

•	resolve to pay dividends or distributions;

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

The Company’s Board of Directors, in turn, and subject to its fiduciary duties under Cayman Island law, appoints the members of the Company’s senior management, who also have fiduciary duties to the Company. As a result, Fox Paine & Company effectively has the ability to control the appointment of the members of the Company’s senior management and to prevent any changes in senior management that other shareholders or other members of the Board of Directors may deem advisable.

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

In past years, global market and economic conditions were severely disrupted. New disruptions may potentially affect (among other aspects of the Company’s business) the demand for and claims made under the Company’s products, the ability of customers, counterparties and others to establish or maintain their relationships with the Company, its ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks the Company assumes under reinsurance programs, and the Company’s investment performance. Continued volatility in the U.S. and other securities markets may adversely affect the Company’s stock price.

If the Company is unable to maintain effective internal control over financial reporting, the Company’s business may be adversely affected, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of the Company’s common stock could be adversely affected.

Global Indemnity is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires that the Company evaluate and determine the effectiveness of its internal control over financial reporting,provide a management report on internal control over financial reporting and requires that the Company’s internal control over financial reporting be attested to by its independent registered public accounting firm. In 2014, the Company identified a material weakness in internal control over financial reporting, which was remediated in 2015.

Global Indemnity may discover other material weaknesses in the future which may lead to its financial statements being materially misstated. As a result, , the market price of the Company’s common stock could be adversely affected, and the Company could become subject to investigations by the stock exchange on which its securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. The cost of remediating a potential material weakness could materially adversely affect the Company’s business and financial condition.

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

The Company is incorporated in the Cayman Islands and some of its assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

The Company is organized under the laws of the Cayman Islands and some of its assets are located outside the United States. A judgment for the payment of money rendered by a court in the United States based on civil liability would not be automatically enforceable in the Cayman Islands. There is no treaty between the Cayman Islands, or the United Kingdom (of which the Cayman Islands is an Overseas Territory) and the United States providing for the reciprocal enforcement of foreign judgments. Similarly, judgments might not be enforceable in countries other than the United States where the Company has assets.

Cayman Islands law differs from the laws in effect in the United States and might afford less protection to shareholders.

The Company’s shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. It may be difficult for a shareholder to effect service of process within the U.S. or to enforce judgments obtained against the Company in U.S. courts. The Company has irrevocably agreed that it may be served with process with respect to actions based on offers and sales of securities made in the U.S. by having Global Indemnity Group, Inc. be the Company’s U.S. agent appointed for that purpose. A Cayman court may impose civil liability on the Company or its directors or officers in a suit brought in the Cayman courts against the Company or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Cayman law.

Risks Related to Taxation

Legislative and regulatory action by the U.S. Congress could materially and adversely affect the Company.

The Company’s tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could, among other things, override tax treaties upon which the Company relies or could broaden the circumstances under which the Company would be considered a U.S. resident, any of which could materially and adversely affect the Company’s effective tax rate and cash tax position.

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

The Company and its subsidiaries which have been incorporated under the laws of the Cayman Islands as exempted companies and, as such, obtained an undertaking from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, which is February 9, 2016, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to the Company and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on the Company’s ordinary shares. This undertaking would not, however, prevent the imposition of taxes on any person ordinarily resident in the Cayman Islands or any company in respect of its ownership of real property or leasehold interests in the Cayman Islands. Given the limited duration of the undertaking, the Company cannot be certain that it will not be subject to Cayman Islands tax after the expiration of the 20-year period.

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

Global Indemnity is a Cayman company and Global Indemnity Reinsurance is a Bermuda company. The Company seeks to manage its business in a manner designed to reduce the risk that Global Indemnity and Global Indemnity Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or has been engaged in a trade or business in the United States. If Global Indemnity or Global Indemnity Reinsurance were considered to be engaged in a business in the United States, the Company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

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

U.A.I. (Luxembourg) Investment, S.à.r.l., an indirectly owned Luxembourg subsidiary of Global Indemnity Reinsurance, owns certain loans and notes issued by Global Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à.r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à.r.l. by Global Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on the Company’s financial condition and results of operation.

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

At December 31, 2016, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Lines’ principal executive offices and headquarters. Additional office space leased in California, Georgia, Illinois, and Texas, serve as field offices for Commercial Lines. Some of the office space in California also serves as office space for Commercial Lines’ claims operations. Office space in Hamilton, Bermuda used by Reinsurance Operations is shared with one of Global Indemnity Reinsurance’s service providers per an agreement between the two. Office space leased in Arizona, Nebraska, and Florida, is used by Personal Lines. Office space leased in Cavan, Ireland is used to support the operating needs of the Insurance and Reinsurance Operations. The leases for the properties listed are held by various Company subsidiaries. The Company believes the properties listed are suitable and adequate to meet its needs.

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

Market for the Company’s A Ordinary Shares

The Company’s A ordinary shares, par value $0.0001 per share, began trading on the NASDAQ Global Select Market, formerly the NASDAQ National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 the Company changed its symbol to “INDM.” On July 6, 2010, the Company changed its symbol to “GBLI” as part of a redomestication transaction whereby all shares of “INDM” were replaced with shares of “GBLI” on a one-for-two basis. On November 7, 2016, in connection with a redomestication from Ireland to Cayman Islands, all of Global Indemnity plc’s ordinary shares were cancelled and replaced with one ordinary share of Global Indemnity Limited on a one for one basis. The ordinary shares of Global Indemnity Limited continue to trade under the symbol “GBLI”. The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s A ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2016:
First Quarter	$32.07	$27.39
Second Quarter	32.09	20.96
Third Quarter	31.77	26.55
Fourth Quarter	38.97	29.00
Fiscal Year Ended December 31, 2015:
First Quarter	$29.93	$22.96
Second Quarter	29.73	26.60
Third Quarter	29.20	25.22
Fourth Quarter	29.92	25.05

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of March 1, 2017, there were 4 holders of record of the Company’s B ordinary shares, all of whom are affiliates of Fox Paine & Company, LLC. The number of holders of record, including individual owners of the Company’s A ordinary shares, was 625 as of March 1, 2017. The Company believes that the actual number of beneficial owners of the Company’s A ordinary shares is much higher than the number of record holders as shares are held in “street name” by brokers and others on behalf of individual owners.

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

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Global Indemnity Limited	$100.0	$111.6	$127.6	$143.1	$146.3	$192.7
NASDAQ Insurance Index	100.0	113.5	146.2	158.7	168.9	195.3
NASDAQ Composite Index	100.0	115.9	160.3	181.8	192.2	206.6

Recent Sales of Unregistered Securities

None.

Company Purchases of Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2016, the Company purchased an aggregate 28,099 of surrendered A ordinary shares from employees for $0.8 million. All shares purchased from employees are held as treasury stock and recorded at cost until formally retired. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for additional information on the retirement of the Company’s A ordinary shares as well as a tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2016 or 2015. Payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

The Company is a holding company and has no direct operations. The ability of Global Indemnity Limited to pay dividends is subject to Cayman Islands regulations and depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of

Financial Condition—Liquidity and Capital Resources—Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 19 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance subsidiaries in 2016 and the maximum amount of distributions that they could pay as dividends in 2017.

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

For 2016, the Company believes that Global Indemnity Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, the Company anticipates using dividends from Global Indemnity Reinsurance to fund obligations of Global Indemnity. Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2016 statutory financial statements that will be filed in 2017, Global Indemnity Reinsurance could pay a dividend of up to $324.7 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.

In 2016, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

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

The following table sets forth selected consolidated historical financial data for the Company and should be read together with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. No cash dividends were declared on common stock in any year presented in the table.

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Gross premiums written	$565,845	$590,233	$291,253	$290,723	$244,053
Net premiums written	470,940	501,244	273,181	271,984	219,547
Net premiums earned	468,465	504,143	268,519	248,722	238,862
Net realized investment gains (losses)	21,721	(3,374)	35,860	27,412	6,755
Total revenues	534,514	538,778	333,755	319,134	293,016
Net income	49,868	41,469	62,856	61,690	34,757
Per share data:
Net income available to common shareholders	$49,868	$41,469	$62,856	$61,690	$34,757
Basic	2.89	1.71	2.50	2.46	1.30
Diluted	2.84	1.69	2.48	2.45	1.30
Weighted-average number of shares outstanding
Basic	17,246,717	24,253,657	25,131,811	25,072,712	26,722,772
Diluted	17,547,061	24,505,851	25,331,420	25,174,015	26,748,833

	2016	2015	2014	2013	2012
Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)
Loss ratio (2) (3)	56.4	54.6	51.2	53.5	64.3
Expense ratio	42.0	39.9	40.8	42.5	39.9

Combined ratio (2) (3)	98.4	94.5	92.0	96.0	104.2

Net / gross premiums written	83.2	84.9	93.8	93.6	90.0

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,501,819	$1,516,093	$1,498,009	$1,567,415	$1,533,989
Reinsurance receivables, net of allowance	143,774	115,594	125,718	197,887	241,827
Total assets	1,972,946	1,957,294	1,930,033	1,911,779	1,903,703
7.75% Subordinated notes payable	96,497	96,388	—	—	—
Margin borrowing facilities	66,646	75,646	174,673	100,000	—
Senior notes payable	—	—	—	—	54,000
Junior subordinated debentures	—	—	—	—	30,929
Unpaid losses and loss adjustment expenses	651,042	680,047	675,472	779,466	879,114
Total shareholders’ equity	797,951	749,926	908,290	873,280	806,618
Book value per share	45.42	42.98	35.86	34.65	32.15

(1)	The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of the Company’s Commercial Lines, Personal Lines, and Reinsurance Operations.
(2)	A summary of prior accident year adjustments is summarized as follows:
•	2016 loss and combined ratios reflect a $57.3 million reduction of net losses and loss adjustment expenses
•	2015 loss and combined ratios reflect a $34.7 million reduction of net losses and loss adjustment expenses
•	2014 loss and combined ratios reflect a $16.4 million reduction of net losses and loss adjustment expenses
•	2013 loss and combined ratios reflect a $7.9 million reduction of net losses and loss adjustment expenses
•	2012 loss and combined ratios reflect a $4.4 million increase of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	The Company’s loss and combined ratios for 2016, 2015, 2014, 2013, and 2012 include $72.1 million, $45.0 million, $14.0 million, $10.0 million, and $14.2 million, respectively, of catastrophic losses on a current accident year basis from the Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On June 20, 2016, the Company’s Board of Directors unanimously approved a plan for the Company to redomicile from Ireland to the Cayman Islands. On September 14, 2016, the Company held a special meeting of the holders of its A ordinary shares and B ordinary shares and an extraordinary general meeting of its shareholders. All resolutions required to effectuate the redomestication were approved by the requisite shareholder vote. On October 21, 2016, the High Court of Ireland sanctioned Global Indemnity plc’s scheme of arrangement related to the redomestication from Ireland to Cayman Islands. The redomestication transaction was completed on November 7, 2016 and as a result, Global Indemnity Limited, a Cayman Islands exempted company, replaced Global Indemnity plc as the ultimate holding company of the Global Indemnity group of companies.

In connection with the redomestication to the Cayman Islands, each A ordinary share of Global Indemnity plc was cancelled and replaced with one A ordinary share of Global Indemnity Limited and each B ordinary share of Global Indemnity plc was cancelled and replaced with one B ordinary share of Global Indemnity Limited. The Global Indemnity Limited A ordinary shares trade on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol GBLI, the same symbol under which Global Indemnity plc’s A ordinary shares were previously listed.

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income. This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

James W. Crystal and Larry N. Port resigned from the Company’s Board of Directors effective July 24, 2016 and July 28, 2016, respectively.

Overview

In connection with the acquisition of American Reliable in 2015, the Company reevaluated segment classifications and determined that the Company will operate and manage its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations.

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

The Company’s Reinsurance Operations, consisting solely of the operations of Global Indemnity Reinsurance, currently provides reinsurance solutions through brokers and on a direct basis. Global Indemnity Reinsurance is a Bermuda based treaty reinsurer for specialty property and casualty insurance and reinsurance companies. Global Indemnity Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused treaties meeting the Company’s risk tolerance and return thresholds.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as prevailing market prices.

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses considering both internal and external actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees, and salaries and benefits for company personnel whose services relate to the support of corporate activities. In 2016, corporate expenses also included $4.2 million of expenses related to the redomestication. In 2015, corporate expenses also included $8.3 million of expenses related to the acquisition of American Reliable. Interest expense is primarily comprised of amounts due on outstanding debt.

Critical Accounting Estimates and Policies

The Company’s consolidated financial statements are prepared in conformity with GAAP, which require it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 3 of the notes to consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions.

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

For many reserve categories, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company’s actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the actuaries may assign additional weight to the Paid Development method. For most of the Company’s reserve categories, even the case incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because the Company’s history includes a sufficient number of accident years to cover the entire period over which paid and incurred losses are expected to change. However, the Company may also assign weights to the Expected Loss Ratio, Bornhuetter-Ferguson and Average Loss methods for short-tail exposures when developing estimates of ultimate losses.

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

For other more complex reserve categories where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defect and A&E claims.

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

Management’s best estimate at December 31, 2016 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $651.0 million and $520.6 million, respectively, as of December 31, 2016. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2016 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$127,245	$331,400	$458,645
Personal Lines	65,487	61,863	127,350
Reinsurance Operations	16,670	48,377	65,047

Total	$209,402	$441,640	$651,042

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$103,492	$273,760	$377,252
Personal Lines	26,681	51,860	78,541
Reinsurance Operations	16,670	48,140	64,810

Total	$146,843	$373,760	$520,603

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $321.3 million for claims occurring during the year ended December 31, 2016:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(46,589)	$(31,327)	$(16,065)	$(803)	$14,459
	-3%	(40,805)	(25,222)	(9,639)	5,944	21,527
	-2%	(37,913)	(22,170)	(6,426)	9,318	25,061
	-1%	(35,022)	(19,117)	(3,213)	12,691	28,596
	0%	(32,130)	(16,065)	—	16,065	32,130
	1%	(29,238)	(13,013)	3,213	19,439	35,664
	2%	(26,347)	(9,960)	6,426	22,812	39,199
	3%	(23,455)	(6,908)	9,639	26,186	42,733
	5%	(17,672)	(803)	16,065	32,933	49,802

The Company’s net reserves for losses and loss adjustment expenses of $520.6 million as of December 31, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2016 and 2015. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2016, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2016 and 2015, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2016, 2015, and 2014, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2016.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2016.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2016, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2016 and 2015. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

The Company manages its business through three business segments: Personal Lines, Commercial Lines, and Reinsurance Operations. The Personal Lines and Commercial Lines segments comprise the Company’s U.S. Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Reliable Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC. Reinsurance Operations includes the operations of Global Indemnity Reinsurance Company, Ltd.

The Company evaluates the performance of these three segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

Prior to 2015, the Commercial Lines segment was known as Insurance Operations segment. With the acquisition of American Reliable, the Insurance Operations segment was renamed to Commercial Lines segment. The newly acquired American Reliable became the Company’s Personal Lines segment. For segment reporting, the values for 2014 did not change for Commercial Lines and Reinsurance Operations.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016 (4)	2015		2015	2014 (5)
Gross premiums written	$565,845	$590,233	(4.1%)	$590,233	$291,253	102.7%

Net premiums written	$470,940	$501,244	(6.0%)	$501,244	$273,181	83.5%

Net premiums earned	$468,465	$504,143	(7.1%)	$504,143	$268,519	87.7%
Other income	10,345	3,400	204.3%	3,400	555	NM

Total revenues	478,810	507,543	(5.7%)	507,543	269,074	88.6%
Losses and expenses:
Net losses and loss adjustment expenses	264,003	275,368	(4.1%)	275,368	137,561	100.2%
Acquisition costs and other underwriting expenses	196,650	201,303	(2.3%)	201,303	109,619	83.6%

Underwriting income (loss)	18,157	$30,872	(41.2%)	$30,872	21,894	41.0%
Net investment income	33,983	34,609	(1.8%)	34,609	28,821	20.1%
Net realized investment gains (losses)	21,721	(3,374)	NM	(3,374)	35,860	(109.4%)
Corporate and other operating expenses	(17,338)	(24,448)	(29.1%)	(24,448)	(14,559)	67.9%
Interest expense	(8,905)	(4,913)	81.3%	(4,913)	(822)	NM

Income (loss) before income taxes	47,618	32,746	45.4%	32,746	71,194	(54.0%)
Income tax (expense) benefit	2,250	8,723	(74.2%)	8,723	(8,338)	204.6%

Net income (loss)	$49,868	$41,469	20.3%	$41,469	$62,856	(34.0%)

Underwriting Ratios:
Loss ratio (1):	56.4%	54.6%		54.6%	51.2%
Expense ratio (2)	42.0%	39.9%		39.9%	40.8%

Combined ratio (3)	98.4%	94.5%		94.5%	92.0%

NM—not meaningful

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.
(4)	On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company. Financial results for 2016 include United National Specialty Insurance. Company. This transaction will not have a significant impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.
(5)	Financial results for 2014 do not include American Reliable as it was not acquired until January 1, 2015.

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016	2015		2015	2014 (6)
Gross premiums written (1)
Personal Lines (3) (4)	$300,888	$326,282	(7.8%)	$326,282	$—	NM
Commercial Lines (4)	205,120	$214,218	(4.2%)	214,218	229,978	(6.9%)
Reinsurance (5)	59,837	49,733	20.3%	49,733	61,275	(18.8%)

Total gross premiums written	$565,845	$590,233	(4.1%)	$590,233	$291,253	102.7%

Ceded premiums written
Personal Lines (4)	$74,660	$72,247	3.3%	$72,247	$—	NM
Commercial Lines (4)	20,209	16,692	21.1%	16,692	17,013	(1.9%)
Reinsurance (5)	36	50	(28.0%)	50	1,059	(95.3%)

Total ceded premiums written	$94,905	$88,989	6.6%	$88,989	$18,072	NM

Net premiums written (2)
Personal Lines (4)	$226,228	$254,035	(10.9%)	$254,035	$—	NM
Commercial Lines (4)	184,911	197,526	(6.4%)	197,526	212,965	(7.2%)
Reinsurance (5)	59,801	49,683	20.4%	49,683	60,216	(17.5%)

Total net premiums written	$470,940	$501,244	(6.0%)	$501,244	$273,181	83.5%

Net premiums earned
Personal Lines (4)	$236,170	$253,048	(6.7%)	$253,048	$—	NM
Commercial Lines (4)	190,727	199,304	(4.3%)	199,304	211,165	(5.6%)
Reinsurance (5)	41,568	51,791	(19.7%)	51,791	57,354	(9.7%)

Total net premiums earned	$468,465	$504,143	(7.1%)	$504,143	$268,519	87.7%

NM—not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $35.3 million, $55.8 million, and $0 during the years ended December 31, 2016, 2015, and 2014, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.
(6)	Financial results for 2014 do not include American Reliable as it was not acquired until January 1, 2015.

Gross premiums written decreased by 4.1% for year ended December 31, 2016 as compared to 2015. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of $35.3 million and $55.8 million for the years ended December 31, 2016 and 2015, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 0.7% for the year ended December 31, 2016 as compared to 2015. The decline is mainly due to targeted reductions in catastrophe exposed business within the Company’s U.S. Insurance Operations offset by an increase in gross premiums written within the Company’s Reinsurance Operations due to a new mortgage insurance treaty written in the fourth quarter of 2016. This new mortgage insurance treaty contributed $22.4 million to gross premiums written and is expected to earn over an eight year period.

Gross premiums written increased by 102.7% for the year ended December 31, 2015 as compared to 2014. This increase was mainly due to the acquisition of American Reliable in 2015 offset by reduction in Commercial Lines and Reinsurance Operations’ gross premium written. Commerical Lines’ gross premium written decreased by 6.9%. This was the result of underwriting actions taken to improve profitability. Reinsurance Operations’ gross premiums written decreased by 18.8% mainly due to competition in the property catastrophe reinsurance marketplace. The market was very competitive due to excess capital resulting in property rates declining and smaller portfolios.

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2016	2015	Change	2015	2014	Change
Personal Lines (1) (2)	85.2%	93.9%	(8.7%)
Commercial Lines	90.1%	92.2%	(2.1%)	92.2%	92.6%	(0.4%)
Reinsurance	99.9%	99.9%	0.0%	99.9%	98.3%	1.6%

Total (1)	88.8%	93.8%	(5.0%)	93.8%	93.8%	0.0%

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $35.3 million and $55.8 million during the years ended December 31, 2016 and 2015, respectively.
(2)	Personal Lines was a new segment in 2015 due to the American Reliable acquisition on January 1, 2015.

The net premium retention for the Personal Lines segment for the year ended December 31, 2016 decreased by 8.7 points compared to the same period in 2015. The reduction in the Personal Lines’ retention rate for the year ended December 31, 2016 was primarily due to an increase in catastrophe reinsurance as well as the quota share arrangement that was put in place during the second quarter of 2016.

The net premium retention for the Commercial Lines segment for the year ended December 31, 2016 decreased by 2.1 points as compared to the same period in 2015 primarily due to ceding more premiums in an effort to reduce exposure to catastrophes and large losses.

Net Premiums earned

Net premiums earned within the Personal Lines segment decreased by 6.7% for the year ended December 31, 2016 as compared to the same period in 2015. This decline was due to the purchase of additional catastrophe reinsurance. In addition, net premiums earned also decreased due to incurring a reinstatement premium of $7.1 million in connection with wildfires that occurred in Tennessee during the 4th quarter of 2016 . These wildfires resulted in the Company incurring $25.0 million in net losses in 2016. Property net premiums earned were $196.3 million and $216.7 million for the years ended December 31, 2016 and 2015, respectively. Casualty net premiums earned were $39.8 million and $36.3 million for the years ended December 31, 2016 and 2015, respectively.

Net premiums earned within the Commercial Lines segment decreased by 4.3% for the year ended December 31, 2016 as compared to the same period in 2015. The decline in net premiums earned was primarily due to decreasing the Company’s property retention, the purchase of additional property excess of loss reinsurance, and a slight reduction in gross premiums written. Property net premiums earned were $109.2 million and $119.4 million for the years ended December 31, 2016 and 2015, respectively. Casualty net premiums earned were $81.6 million and $79.9 million for the years ended December 31, 2016 and 2015, respectively.

Net premiums earned within the Commercial Lines segment decreased by 5.6% for the year ended December 31, 2015 as compared to the same period in 2014. The decline in net premiums earned was primarily due to a reduction of gross premiums written which was the result of underwriting actions taken to improve profitability. Property net premiums earned for 2015 and 2014 were $119.4 million and $126.6 million, respectively. Casualty net premiums earned for 2015 and 2014 were $79.9 million and $84.5 million, respectively.

Net premiums earned within the Reinsurance Operations segment decreased by 19.7% for the year ended December 31, 2016 as compared to the same period in 2015. The decline in net premiums earned was primarily due to one treaty being non-renewed in 2016 in an effort to reduce catastrophe exposure. Property net premiums earned were $37.6 million and $49.5 million for the years ended December 31, 2016 and 2015, respectively. Casualty net premiums earned were $4.0 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.

Net premiums earned within the Reinsurance Operations segment decreased by 9.7% for the year ended December 31, 2015 as compared to the same period in 2014. The decrease is primarily attributable to a decline in gross premiums written mainly due to competition in the property catastrophe reinsurance marketplace. In addition, one of the treaties was non-renewed in 2016 to reduce catastrophe exposure. Property net premiums earned for 2015 and 2014 were $49.5 million and $55.3 million, respectively. Casualty net premiums earned for 2015 and 2014 were $2.3 million and $2.0 million, respectively.

Underwriting Results

The following table compares the Company’s combined ratios by segment:

	Years Ended December 31,
	2016	2015	2014
Personal Lines (1)	117.8%	104.0%
Commercial Lines	79.8%	90.6%	97.8%
Reinsurance	72.5%	63.5%	70.8%

Total	98.4%	94.5%	92.0%

(1)	Personal Lines was a new segment in 2015 due to the American Reliable acquisition on January 1, 2015.

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016 (3)	2015 (3)		2015 (3)	2014 (3) (4)
Gross premiums written (1)	$300,888	$326,282	(7.8%)	$326,282	$339,248	(3.8%)
Net premiums written	$226,228	$254,035	(10.9%)	$254,035	$255,182	(0.4%)

Net premiums earned	$236,170	$253,048	(6.7%)	$253,048	$254,641	(0.6%)
Other income	3,097	2,872	2.2%	2,872	1,912	50.2%

Total revenues	239,267	255,920	(6.5%)	255,920	256,553	(0.2%)
Losses and expenses:
Net losses and loss adjustment expenses	174,933	163,986	6.7%	163,986	154,856	5.9%
Acquisition costs and other underwriting expenses (2)	103,289	99,140	4.2%	99,140	106,131	(6.6%)

Underwriting income (loss)	$(38,955)	$(7,206)	NM	$(7,206)	$(4,434)	(62.5%)

Underwriting Ratios:
Loss ratio:
Current accident year	74.1%	64.8%		64.8%	56.8%
Prior accident year	0%	0.0%		0.0%	4.0%

Calendar year loss ratio	74.1%	64.8%		64.8%	60.8%
Expense ratio	43.7%	39.2%		39.2%	41.7%

Combined ratio	117.8%	104.0%		104.0%	102.5%

NM—not meaningful

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $35.3 million, $55.8 million, and $0 during the years ended December 31, 2016, 2015, and 2014, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $1.2 million, $1.3 million, and $1.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
(3)	Includes business ceded to the Company’s Reinsurance Operations.
(4)	Represent unaudited pro forma results of operation for the year ended December 31, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.

Although the Company did not acquire American Reliable until January 1, 2015, unaudited proforma results of operations for 2014 were included in the table directly above for comparative purposes only.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2016.

Gross premiums written decreased by 3.8% for the year ended December 31, 2015 as compared to 2014. The decrease is primarily due to a reduction in premiums on business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement.

Net premiums earned within the Personal Lines segment decreased by 0.6% for the year ended December 31, 2015 as compared to the same period in 2014. Property net premiums earned were $216.7 million and $217.0 million for the years ended December 31, 2015 and 2014, respectively. Casualty net premiums earned were $36.3 million and $37.6 million for the years ended December 31, 2015 and 2014, respectively.

Other Income

Other income was $3.1 million, $2.9 million and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Other income is primarily comprised of fee income on installments, commission income, and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. Other income includes interest income related to the loss indemnification of $1.0 million in each of the years ended December 31, 2016 and 2015. There was no interest income related to the loss indemnification during the year ended December 31, 2014. The dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc. is expected to be settled in the 1st half of 2018.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016	2015		2015	2014 (1)
Catastrophe	$58,162	$33,983	71.2%	$33,983	$16,245	109.2%
Non-catastrophe	116,771	130,003	(10.2%)	130,003	128,344	1.3%

Total accident year losses	$174,933	$163,986	6.7%	$163,986	$144,589	13.4%

Current accident year loss ratio:
Catastrophe	24.6%	13.4%		13.4%	6.4%
Non-catastrophe	49.5%	51.4%		51.4%	50.4%

Total accident year loss ratio	74.1%	64.8%		64.8%	56.8%

(1)	Represent unaudited pro forma results of operation for the year ended December 31, 2014 as if the acquisition had occurred on January 1, 2014 as opposed to January 1, 2015.

The current accident year catastrophe loss ratio for 2016 increased by 11.2 points compared to 2015 primarily due to the higher catastrophe losses experienced during the fourth accident quarter of 2016, particularly from the Tennessee Wildfires. The current accident year catastrophe loss ratio for 2015 increased by 7.0 points compared to 2014 mainly due to wild fires in California.

The current accident year non-catastrophe loss ratio for 2016 improved by 1.9 point compared to 2015 mainly due to lower case incurred emergence resulting from a decrease in reported claim frequency.

The gross loss reserves for the Personal Lines segment were increased for higher than expected emergence for accident years 2014 and prior. These losses are fully indemnified in accordance with the American Reliable Stock Purchase Agreement. There were no changes to net prior accident year losses during the years ended December 31, 2016 and 2015. In 2014, the calendar year loss ratio includes a decrease of $10.3 million, or 4.0 percentage points related to reserve development on prior accident years.

Expense Ratios

The expense ratio increased 4.5 points from 39.2% for 2015 to 43.7% for 2016 primarily due to the reduction in earned premiums in 2016 as a result of the quota share arrangement and the purchase of additional reinsurance. The increase in the expense ratio was also due to the 2015 expense ratio benefitting from accounting adjustments related to the purchase of American Reliable.

The expense ratio improved 2.5 points from 41.7% for 2014 to 39.2% for 2015 primarily due to impact on underwriting expenses from the acquisition date adjustments to fair value of deferred acquisition costs and intangible assets.

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016 (3)	2015 (3)		2015 (3)	2014 (3)
Gross premiums written	$205,120	$214,218	(4.2%)	$214,218	$229,978	(6.9%)

Net premiums written	$184,911	$197,526	(6.4%)	$197,526	$212,965	(7.2%)

Net premiums earned	$190,727	$199,304	(4.3%)	$199,304	$211,165	(5.6%)
Other income	7,472	621	NM	621	620	0.2%

Total revenues	198,199	199,925	(0.9%)	199,925	$211,785	(5.6%)
Losses and expenses:
Net losses and loss adjustment expenses	74,996	97,530	(23.1%)	97,530	117,586	(17.1%)
Acquisition costs and other underwriting expenses (1)	77,297	83,170	(7.1%)	83,170	88,983	(6.5%)

Underwriting income (loss)	$45,906	$19,225	138.8%	$19,225	$5,216	268.6%

Underwriting Ratios:
Loss ratio:
Current accident year	62.3%	61.8%		61.8%	61.6%
Prior accident year	(23.0%)	(12.9%)		(12.9%)	(5.9%)

Calendar year loss ratio	39.3%	48.9%		48.9%	55.7%
Expense ratio	41.0%	41.7%		41.7%	42.1%

Combined ratio	80.3%	90.6%		90.6%	97.8%

NM—not meaningful

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $523, $1,051, and $1,114 for the years ended December 31, 2016, 2015, and 2014, respectively.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $7.5 million, 0.6 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. For the year ended December 31, 2016, other income is primarily comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Specialty Insurance Company of $7.5 million and fee income. For the years ended December 31, 2015 and 2014, other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016	2015		2015	2014
Property losses
Catastrophe	$13,978	$11,014	26.9%	$11,014	$13,950	(21.0%)
Non-catastrophe	51,230	55,078	(7.0%)	55,078	51,697	6.5%

Property losses	65,208	66,092	(1.3%)	66,092	65,648	0.7%
Casualty losses	53,572	57,066	(6.1%)	57,066	64,431	(11.4%)

Total accident year losses	$118,780	$123,158	(3.6%)	$123,158	$130,078	(5.3%)

Current accident year loss ratio:
Property
Catastrophe	12.8%	9.2%		9.2%	11.0%
Non-catastrophe	46.9%	46.1%		46.1%	40.8%

Property loss ratio	59.7%	55.3%		55.3%	51.8%
Casualty loss ratio	65.7%	71.4%		71.4%	76.2%

Total accident year loss ratio	62.3%	61.8%		61.8%	61.6%

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

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$51,230	$55,078	$51,697	46.9%	46.1%	40.8%
Effect of prior accident year	966	(1,633)	1,038	0.9%	(1.4%)	0.8%

Non catastrophe property losses and ratio (2)	$52,196	$53,445	$52,735	47.8%	44.7%	41.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$13,978	$11,014	$13,950	12.8%	9.2%	11.0%
Effect of prior accident year	(502)	249	985	(0.5%)	0.2%	0.8%

Catastrophe losses and ratio (2)	$13,476	$11,263	$14,935	12.3%	9.4%	11.8%

Total property losses and ratio excluding the effect of prior accident year (1)	$65,208	$66,092	$65,648	59.7%	55.3%	51.8%
Effect of prior accident year	464	(1,384)	2,023	0.5%	(1.1%)	1.6%

Total property losses and ratio (2)	$65,672	$64,708	$67,671	60.2%	54.2%	53.4%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$53,572	$57,067	$64,431	65.7%	71.4%	76.2%
Effect of prior accident year	(44,248)	(24,244)	(14,514)	(54.2%)	(30.3%)	(17.2%)

Total Casualty losses and ratio (2)	$9,324	$32,823	$49,916	11.4%	41.1%	59.0%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$118,780	$123,158	$130,077	62.3%	61.8%	61.6%
Effect of prior accident year	(43,784)	(25,628)	(12,491)	(23.0%)	(12.9%)	(5.9%)

Total net losses and loss adjustment expense and total loss ratio (2)	$74,996	$97,530	$117,586	39.3%	48.9%	55.7%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

The current accident year catastrophe loss ratio for 2016 increased by 3.6 points compared to 2015 primarily due to losses from convective storms occurring during the first six months of the year. The current accident year catastrophe loss ratio for 2015 improved by 1.8 points compared to 2014 primarily due to a decrease in the severity of storms in 2015.

The current accident year property non-catastrophe loss ratio for 2016 increased by 0.8 points compared to 2015. The current accident year property non-catastrophe loss ratio for 2015 increased by 5.3 points compared to 2014 which is mainly attributable to one large fire loss in Florida.

The current accident year casualty loss ratio for 2016 improved by 5.7 points compared to 2015 mainly due to the decrease in reported claim frequency which reflects the milder winter weather experienced during 2016. Also, underwriting actions and rate increases over the past several years have contributed to the improvement experienced to date. The current accident year casualty loss ratio for 2015 improved by 4.8 points compared to 2014. During the last several years, rates were increased and unprofitable business was not renewed contributing to this improvement.

The calendar year loss ratio for the years ended December 31, 2016, 2015, and 2014 includes a decrease of $43.8 million, or 23.0 percentage points, a decrease of $25.6 million or 12.9 percentage points, and a decrease of $12.5 million or 5.9 percentage points, respectively, related to reserve development on prior accident years. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Lines improved 1.2 points from 41.7% for 2015 to 40.5% for 2016. The improvement in the expense ratio is primarily due to efficiencies realized from integration of American Reliable into the Company’s U.S. Insurance Operations.

The expense ratio for the Company’s Commercial Lines improved 0.4 points from 42.1% for 2014 to 41.7% for 2015. The improvement in the expense ratio is primarily due to certain costs which were allocated solely to Commercial Lines in 2014 now being allocated to both Commercial Lines and Personal Lines.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
(Dollars in thousands)	2016 (1)	2015 (1)		2015 (1)	2014 (1)
Gross premiums written	$59,837	$49,733	20.3%	$49,733	$61,275	(18.8%)

Net premiums written	$59,801	$49,683	20.4%	$49,683	$60,216	(17.5%)

Net premiums earned	$41,568	$51,791	(19.7%)	$51,791	$57,354	(9.7%)
Other loss	(224)	(93)	140.9%	(93)	(65)	43.1%

Total revenues	41,344	51,698	(20.0%)	51,698	$57,289	(9.8%)
Losses and expenses:
Net losses and loss adjustment expenses	14,074	13,852	1.6%	13,852	19,975	(30.7%)
Acquisition costs and other underwriting expenses	16,064	18,993	(15.4%)	18,993	20,636	(8.0%)

Underwriting income (loss)	$11,206	$18,853	(40.6%)	$18,853	$16,678	13.0%

Underwriting Ratios:
Loss ratio:
Current accident year	66.3%	44.3%		44.3%	41.7%
Prior accident year	(32.4%)	(17.5%)		(17.5%)	(6.9)%

Calendar year loss ratio	33.9%	26.8%		26.8%	34.8%
Expense ratio	38.6%	36.7%		36.7%	36.0%

Combined ratio	72.5%	63.5%		63.5%	70.8%

(1)	External business only, excluding business assumed from affiliates.

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

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$27,542	$22,922	$23,917	66.3%	44.3%	41.7%
Effect of prior accident year	(13,468)	(9,070)	(3,942)	(32.4%)	(17.5%)	(6.9)%

Total net losses and loss adjustment expense and total loss ratio (2)	$14,074	$13,852	$19,975	33.9%	26.8%	34.8%

	Years Ended December 31,
	2016	2015	2014
Loss ratio excluding the effect of prior accident year (1)	66.3%	44.3%	41.7%
Effect of prior accident year	(32.4%)	(17.5%)	(6.9)%

Loss ratio (2)	33.9%	26.8%	34.8%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Loss

Reinsurance Operations recognized a loss of $0.2 million in 2016 and a loss of less than $0.1 million in both 2015 and 2014. Other loss is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2016 increased by 22.0 points compared to 2015 primarily in the property lines for both catastrophe and non-catastrophe contracts. The higher catastrophe losses were being driven by the Fort McMurray fires in Canada, Hurricane Matthew, and the New Zealand earthquake. The higher non-catastrophe experience reflects the impact of the Jubilee platform breakdown in Africa. The current accident year loss ratio for 2015 increased by 2.6 points compared to 2014 primarily due to slightly higher premium volume in professional lines which generally has a higher loss ratio than property as well as increased marine property losses due to the Tianjin explosion in China.

The calendar year loss ratio for the years ended December 31, 2016, 2015, and 2014 includes a decrease of $13.5 million, or 32.4 percentage points, a decrease of $9.1 million or 17.5 percentage points, and a decrease of $3.9 million or 6.9 percentage points, respectively, related to reserve development on prior accident years. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased 1.9 points from 36.7% for 2015 to 38.6% for 2016. The increase is primarily due to higher ceding commission on business written as well as improvements in prior year losses resulting in higher contingent commission partially offset by a reduction in profit sharing commissions and a recovery of prior year cascading excise tax.

The expense ratio for the Company’s Reinsurance Operations increased 0.7 points from 36.0% for 2014 to 36.7% for 2015. The increase is primarily due to consulting fees incurred and bonuses awarded during 2015 offset by a reduction in current accident year contingent commissions due to lower premium earned on one of the property catastrophe contracts.

Unallocated Corporate Items

Net Investment Income

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2016	2015		2015	2014
Gross investment income (1)	$39,151	$37,918	3.3%	$37,918	$32,420	17.0%
Investment expenses	(5,168)	(3,309)	56.2%	(3,309)	(3,599)	(8.1%)

Net investment income	$33,983	$34,609	(1.8%)	$34,609	$28,821	20.1%

(1)	Excludes realized gains and losses

Gross investment income for 2016 increased by 3.3% compared to 2015. The increase was primarily due to the increase in income related to the Company’s limited liability investments during 2016 partially offset by a reduction in the size of the investment portfolio due to redeeming $190.0 million of A ordinary shares during the fourth quarter of 2015. Gross investment income for 2015 increased by 17.0% compared to 2014 primarily due to the acquisition of American Reliable’s investment portfolio in 2015.

Investment expenses for 2016 increased by 56.2% compared to 2015. The increase is mainly attributable to $1.5 million in upfront fees necessary to enter into a new investment in middle market corporate debt and equity investments in limited liability companies. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the Company’s $40 million commitment related to this new investment. Investment expenses for 2015 decreased by 8.1% compared to 2014 primarily due to a reduction of the Company’s equity portfolio during 2014.

At December 31, 2016, the Company held agency mortgage-backed securities with a market value of $59.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.9 years as of December 31, 2016, compared with 2.4 years as of December 31, 2015. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.8 years as of December 31, 2016 compared with 2.3 years as of December 31, 2015. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2016, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% compared with 2.2% at December 31, 2015. The embedded book yield on the $156.4 million of municipal bonds in the Company’s portfolio, which includes $103.6 million of taxable municipal bonds, was 2.7% at December 31, 2016, compared to an embedded book yield of 2.7% on the Company’s municipal bond portfolio of $205.2 million at December 31, 2015.

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

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Common stock	$27,049	$9,444	$55,026
Fixed maturities	2,515	1,505	2,171
Interest rate swap	(1,110)	(6,988)	(20,836)
Other than temporary impairment losses	(6,733)	(7,335)	(501)

Net realized investment gains (losses)	$21,721	$(3,374)	$35,860

`

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2016, 2015, and 2014.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $17.3 million, $24.4 million, and $14.6 million during the years ended December 31, 2016, 2015, and 2014, respectively. This decrease in 2016 as compared to 2015 is primarily due to 2015 including costs incurred in connection with the American Reliable acquisition of $8.3 million; whereas, 2016 included costs incurred in connection with the redomestication of $4.2 million. The increase in 2015 as compared to 2014 is primarily due to incurring costs as a result of the acquisition of American Reliable.

Interest Expense

Interest expense was $8.9 million, $4.9 million, and $0.8 million during the years ended December 31, 2016, 2015,and 2014, respectively. This increase in 2016 as compared to 2015 is primarily due to the Company’s $100 million debt offering in August 2015 offset by a reduction in interest expense on margin borrowing facility due to decreased borrowings. The increase in 2015 as compared to 2014 is primarily due to the new debt offering in August, 2015 as well as higher balances outstanding under the margin borrowing facilities in 2015 as compared to 2014.

See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax benefit was $2.3 million for the year ended December 31, 2016 compared with income tax benefit of $8.7 million for the year ended December 31, 2015. The decrease in income tax benefit is primarily due to capital gains and the gain on the sale of United National Specialty Insurance Company during the year ended December 31, 2016. The income tax benefit was $8.7 million for 2015 compared with income tax expense of $8.3 million for 2014. The reduction in income tax expense for 2015 compared to 2014 is primarily due to incurring acquisition expenses related to American Reliable, a decrease in capital gains in 2015, and a $6.3 million withholding tax paid in 2014 in connection with the $125 million dividend from Global Indemnity Group Inc. to U.A.I. Luxembourg S.à.r.l.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $49.9 million, $41.5 million and $62.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. In addition, the Company has future funding commitments of $24.8 million related to investments. The timing of this commitment is uncertain. Other than the impact of this potential redemption and the Company’s future funding commitments related to investments, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

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

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2016 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2017.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2016 statutory financial statements that will be filed in 2017, the Company believes Global Indemnity Reinsurance could pay a dividend of up to $324.7 million without requesting BMA approval. Global Indemnity Reinsurance did not declare or pay any dividends during 2016. For 2017, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.

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

The Company’s reconciliation of net income to cash provided from (used for) operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities in 2016, 2015, and 2014 was ($24.4) million, $3.8 million and $12.0 million, respectively.

In 2016, the decrease in operating cash flows of approximately $28.1 million from the prior year was primarily a net result of the following items:

	2016	2015	Change
Net premiums collected	$480,799	$527,123	$(46,324)
Net losses paid	(321,188)	(336,316)	15,128
Underwriting and corporate expenses	(217,845)	(229,738)	11,893
Net investment income	37,915	46,709	(8,794)
Net federal income taxes recovered (paid)	4,694	(102)	4,796
Interest paid	(8,771)	(3,926)	(4,845)

Net cash provided by (used for) operating activities	$(24,396)	$3,750	$(28,146)

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

See the consolidated statements of cash flows in the financial statements in Item 8 of Part II of this report for details concerning the Company’s investing and financing activities.

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

The Company has access to various capital sources including dividends from insurance subsidiaries, invested assets in its non-U.S. subsidiaries, and access to the debt and equity capital markets. The Company believes it has sufficient liquidity to meet its capital needs. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s dividend capacity. However, the Company’s future capital requirements depend on many factors, including the amount of premium it writes, the amount of loss reserves by lines of business, and catastrophe exposure. To the extent that the Company needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to the Company. If the Company cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income. This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

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

Capital Resources

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. Due to the recent liquidation of United America Indemnity, Ltd., this loan was assumed by Global Indemnity Limited. At December 31, 2016, there was $1.0 million outstanding on this loan with accrued interest of $1.9 million. Global Indemnity is dependent on its subsidiaries to pay its dividends and operating expenses.

On November 12, 2007, Global Indemnity Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. which bore interest at 5.25%. The proceeds of the line were used to fund purchases of the Company’s A ordinary shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. In June 2008, Global Indemnity Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity, Ltd. United America Indemnity, Ltd. used proceeds from the dividend to repay a portion of the line of credit. In February, 2010 the line of credit was converted to a non-interest bearing note payable for the full amount of principal and accrued interest to date. In May, 2014, United America Indemnity, Ltd. repaid $20 million of the outstanding balance due under this note. In November, 2016, this note was assumed by Global Indemnity Limited. As of December 31, 2016, there was $33.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds two promissory notes in the amounts of $175.0 million and $110.0 million and two loans in the amount of $125.0 million and $100.0 million from Global Indemnity Group, Inc. The $175.0 million and $110.0 million notes bear interest at a rate of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $125.0 million and the $100.0 million loan bears interest at 5.78% and 8.06%, respectively, and matures in 2024 and 2045, respectively. Interest on these agreements is paid annually. At December 31, 2016, accrued interest on these notes and loans was $12.0 million. Other than its investment portfolio, Global Indemnity Group, Inc. has no income producing operations. The ability of Global Indemnity Group, Inc. to generate cash to repay the notes and loan is dependent on dividends that it receives from its subsidiaries or using other assets it holds.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of the $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. In September, 2015, U.A.I. (Luxembourg) Investment S.à.r.l. increased the demand line of credit that it previously issued to Global Indemnity (Cayman) Limited from

$125.0 million to $225.0 million. In November, 2016, the amounts owed by Global Indemnity plc were assigned to Global Indemnity Limited. As of December 31, 2016, Global Indemnity Limited owed Global Indemnity (Cayman) Ltd. $108.0 million under this arrangement, with accrued interest of $6.1 million, and Global Indemnity (Cayman) Ltd. had $181.5 million outstanding on the line of credit with U.A.I. (Luxembourg) Investment S.à.r.l., with accrued interest of $6.9 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Global Indemnity Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%. The proceeds of the loan were used to fund trust accounts in the normal course of business. Effective October 31, 2013, American Insurance Service, Inc. (“AIS”) assigned all of its rights, obligations, duties, and liabilities under the note to Global Indemnity Group, Inc. As of December 31, 2016, there was $5.0 million outstanding on the note payable, with accrued interest of $0.2 million payable to AIS and $1.1 million payable to Global Indemnity Group, Inc.

As of December 31, 2016, the Company had available two margin borrowing facilities. The borrowing rate was tied to LIBOR and was approximately 1.6% as of December 31, 2016. These facilities were due on demand. The borrowings were subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2016, approximately $85.9 million in collateral was deposited to support the borrowings. The amount borrowed against the margin accounts may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facilities contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facilities was $66.6 million and $75.6 million as of December 31, 2016 and 2015, respectively. On February 17, 2017, the margin borrowing facilities were transferred to a new broker. See Note 24 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the new margin borrowing facility.

On May 12, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity (Cayman) Limited which bears interest at 0.28% and matures in 2017. In December, 2014, Global Indemnity (Cayman) Limited repaid $125.0 million of the outstanding principal. As of December 31, 2016, Global Indemnity (Cayman) Limited owed $75.0 million under this loan agreement with accrued interest of $0.9 million.

The Company entered into two $100 million derivative instruments. Due to declines in interest rates, the Company has paid $1.0 million and $6.6 million in connection with these derivative instruments for the years ended December 31, 2016 and 2015, respectively.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations. As of December 31, 2016, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Operating leases (1)	$8,686	$3,227	$5,342	$117	$—
Commitments to fund limited liability investments	24,768	24,768	—	—	—
Subordinated notes due 2045 (2)	322,813	7,750	15,500	15,500	284,063
Unpaid losses and loss adjustment expenses obligations (3)	651,042	264,974	207,031	85,938	93,099

Total	$1,007,309	$300,719	$227,873	$101,555	$377,162

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	On August 12, 2015, the Company issued Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75% payable quarterly. The notes mature on August 15, 2045. The Company has the right to redeem the notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payments date thereafter, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the 2045 Subordinated Notes.
(3)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

The forward-looking statements contained in this report are primarily based on the Company’s current expectations and projections about future events and trends that it believes may affect the Company’s business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section captioned “Risk Factors” and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact the Company’s business and financial performance. Moreover, the Company operates in a very competitive environment. New risks and uncertainties emerge from time to time and it is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The Company cannot provide assurance that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “the Company believes” and similar statements reflect the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that the Company have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This report and the documents that are referenced in this report and have filed as exhibits to this report should be read with the understanding that actual future results, levels of activity, performance and achievements may be materially different from what the Company expects. The Company qualifies all of its forward-looking statements by these cautionary statements.

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

As of December 31, 2016, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,285,954	$45,922	3.7%
(100)	1,263,475	23,443	1.9%
No change	1,240,032	—	—
100	1,216,946	(23,086)	(1.9%)
200	1,194,262	(45,770)	(3.7%)

The Company’s interest rate swaps are also exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these financial instruments. As interest rates decline, the market value of the Company’s interest rate swaps fall, and the converse is also true. Since the Company has designated the interest rate swaps as non-hedge instruments, the changes in the fair value is recognized as net realized investment gains / losses in the consolidated statements of operations. Therefore, changes in interest rates will have a direct impact to the Company’s results of operations. In addition, on a daily basis, a margin requirement is calculated. If interest rates decline, the Company is required to pay a margin call equal to the change in the fair market value of the interest rate swap. When interest rates rise, the counterparty is required to pay to the Company a margin call equal to the change in fair market value of the interest rate swap.

As of December 31, 2016, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statements of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value and Impact to Consolidated Statements of Operations
Basis Point Change	Market Value
(200)	$(40,479)	$(28,955)
(100)	(25,462)	(13,938)
No change	(11,524)	—
100	1,416	12,940
200	13,432	24,956

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2016, the Company had approximately $25.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2016, approximately $25.2 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.5 million were rated below investment grade. As of December 31, 2015, the Company had approximately $47.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2015, approximately $46.8 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.9 million were rated below investment grade. There were no impairments recognized on these investments during the years ended December 31, 2016 or 2015.

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

Equity Price Risk

In 2016, the strategy for the Company’s equity portfolio followed a large cap value approach. This investment style placed primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark which is the S&P 500 Value excluding financials. To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2016, the Company’s common stock portfolio returned a net gain of 13.2%, not including investment advisor fees, compared to the benchmark gain of 15.7%.

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

The Company attempts to mitigate its unsystemic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 5.7% of the market value of the equity portfolio. The Company continues to have systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2016, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity(1)
(20%)	$96,446	(2.0%)
(10%)	108,501	(1.0%)
No change	120,557	—
10%	132,613	1.0%
20%	144,668	2.0%

(1)	Net of 35% tax

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

GLOBAL INDEMNITY LIMITED

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Global Indemnity Limited

We have audited the accompanying consolidated balance sheets of Global Indemnity Limited (formerly known as Global Indemnity plc) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Indemnity Limited at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Indemnity Limited’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Global Indemnity Limited

In our opinion, the consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Global Indemnity Limited (formerly known as Global Indemnity, plc) and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 16, 2015

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,241,339 and $1,308,333)	$1,240,031	$1,306,149
Equity securities:
Available for sale, at fair value (cost: $119,515 and $100,157)	120,557	110,315
Other invested assets	66,121	32,592

Total investments	1,426,709	1,449,056
Cash and cash equivalents	75,110	67,037
Premiums receivable, net	92,094	89,245
Reinsurance receivables, net	143,774	115,594
Funds held by ceding insurers	13,114	16,037
Federal income taxes receivable	—	4,828
Deferred federal income taxes	40,957	34,687
Deferred acquisition costs	57,901	56,517
Intangible assets	23,079	23,607
Goodwill	6,521	6,521
Prepaid reinsurance premiums	42,583	44,363
Receivable for securities sold	—	172
Other assets	51,104	49,630

Total assets	$1,972,946	$1,957,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$651,042	$680,047
Unearned premiums	286,984	286,285
Federal income taxes payable	219	—
Ceded balances payable	14,675	4,589
Payable for securities purchased	3,717	—
Contingent commissions	9,454	11,069
Debt	163,143	172,034
Other liabilities	45,761	53,344

Total liabilities	$1,174,995	$1,207,368

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 13,436,548 and 16,424,546, respectively; A ordinary shares outstanding: 13,436,548 and 13,313,751, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	3
Additional paid-in capital	430,283	529,872
Accumulated other comprehensive income, net of taxes	(618)	4,078
Retained earnings	368,284	318,416
A ordinary shares in treasury, at cost: 0 and 3,110,795 shares, respectively	—	(102,443)

Total shareholders’ equity	797,951	749,926

Total liabilities and shareholders’ equity	$1,972,946	$1,957,294

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Gross premiums written	$565,845	$590,233	$291,253

Net premiums written	$470,940	$501,244	$273,181

Net premiums earned	$468,465	$504,143	$268,519
Net investment income	33,983	34,609	28,821
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(6,733)	(7,335)	(501)
Other net realized investment gains	28,454	3,961	36,361

Total net realized investment gains (losses)	21,721	(3,374)	35,860
Other income	10,345	3,400	555

Total revenues	534,514	538,778	333,755
Losses and Expenses:
Net losses and loss adjustment expenses	264,003	275,368	137,561
Acquisition costs and other underwriting expenses	196,650	201,303	109,619
Corporate and other operating expenses	17,338	24,448	14,559
Interest expense	8,905	4,913	822

Income before income taxes	47,618	32,746	71,194
Income tax expense (benefit)	(2,250)	(8,723)	8,338

Net income	$49,868	$41,469	$62,856

Per share data:
Net income
Basic	$2.89	$1.71	$2.50

Diluted	$2.84	$1.69	$2.48

Weighted-average number of shares outstanding
Basic	17,246,717	24,253,657	25,131,811

Diluted	17,547,061	24,505,851	25,331,420

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$49,868	$41,469	$62,856

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	10,058	(17,457)	6,878
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(3)	(4)	(4)
Reclassification adjustment for gains included in net income	(14,809)	(1,985)	(37,177)
Unrealized foreign currency translation gains (losses)	58	140	(341)

Other comprehensive income (loss), net of tax	(4,696)	(19,306)	(30,644)

Comprehensive income, net of tax	$45,172	$22,163	$32,212

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2016	2015	2014
Number of A ordinary shares issued:
Number at beginning of period	16,424,546	16,331,577	16,200,406
Ordinary shares issued under share incentive plans	115,711	121,812	94,563
Ordinary shares issued to directors	35,185	36,321	36,608
B ordinary shares converted to A ordinary shares	—	7,928,004	—
Ordinary shares redeemed	—	(8,260,870)	—
Ordinary shares issued in connection with American Reliable acquisition	—	267,702	—
Reduction in treasury shares due to redomestication	(3,138,894)	—	—

Number at end of period	13,436,548	16,424,546	16,331,577

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	12,061,370	12,061,370
B Ordinary shares converted to A ordinary shares	—	(7,928,004)	—

Number at end of period	4,133,366	4,133,366	12,061,370

Par value of A ordinary shares:
Balance at beginning of period	$2	$2	$2
Reduction in treasury shares due to redomestication	(1)	—	—

Balance at end of period	$1	$2	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$529,872	$519,590	$516,653
Reduction in treasury shares due to redomestication	(103,248)	—	—
Share compensation plans	3,532	10,272	2,900
Tax benefit on share-based compensation expense	127	10	37

Balance at end of period	$430,283	$529,872	$519,590

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$4,078	$23,384	$54,028
Other comprehensive income (loss):
Change in unrealized holding losses	(4,751)	(19,436)	(30,299)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(3)	(10)	(4)
Unrealized foreign currency translation gains (losses)	58	140	(341)

Other comprehensive income (loss)	(4,696)	(19,306)	(30,644)

Balance at end of period	$(618)	$4,078	$23,384

Retained earnings:
Balance at beginning of period	$318,416	$466,717	$403,861
Ordinary shares redeemed	—	(189,770)	—
Net income	49,868	41,469	62,856

Balance at end of period	$368,284	$318,416	$466,717

Number of treasury shares:
Number at beginning of period	3,110,795	3,064,815	3,059,371
A ordinary shares purchased	28,099	11,895	5,444
Elimination of shares indirectly owned by subsidiary	—	34,085	—
Reduction in treasury shares due to redomestication	(3,138,894)	—	—

Number at end of period	—	3,110,795	3,064,815

Treasury shares, at cost:
Balance at beginning of period	$(102,443)	$(101,404)	$(101,265)
A ordinary shares purchased, at cost	(805)	(333)	(139)
Elimination of shares indirectly owned by subsidiary	—	(706)	—
Reduction in treasury shares due to redomestication	103,248	—	—

Balance at end of period	$—	$(102,443)	$(101,404)

Total shareholders’ equity	$797,951	$749,926	$908,290

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$49,868	$41,469	$62,856
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of the value of business acquired	—	25,500	—
Amortization and depreciation	6,312	5,284	3,466
Amortization of debt issuance costs	123	47	—
Restricted stock and stock option expense	3,531	10,271	2,900
Deferred federal income taxes	(2,727)	(7,201)	(828)
Amortization of bond premium and discount, net	9,828	13,643	9,103
Net realized investment (gains) losses	(21,721)	3,374	(35,860)
Equity in the earnings of equity method limited liability investments	(5,190)	(2,533)	—
Gain on the disposition of subsidiary	(6,857)	—	—
Changes in:
Premiums receivable, net	(2,849)	25,325	(6,698)
Reinsurance receivables, net	(28,180)	23,966	72,169
Funds held by ceding insurers	2,923	9,147	(6,514)
Unpaid losses and loss adjustment expenses	(29,005)	(84,914)	(103,994)
Unearned premiums	699	(6,764)	4,186
Ceded balances payable	10,086	(11,430)	(2,377)
Other assets and liabilities, net	(15,065)	(6,070)	(3,398)
Contingent commissions	(1,615)	(6,264)	308
Federal income tax receivable/payable	5,047	(1,689)	(4,734)
Deferred acquisition costs, net	(1,384)	(31,279)	(3,061)
Prepaid reinsurance premiums	1,780	3,868	474

Net cash provided by (used for) operating activities	(24,396)	3,750	(12,002)

Cash flows from investing activities:
Cash release from escrow for business acquisition	—	113,696	—
Acquisition of business, net of cash acquired	—	(92,336)	—
Proceeds from sale of fixed maturities	381,389	647,404	415,739
Proceeds from sale of equity securities	111,156	39,723	191,765
Proceeds from sale of preferred stock	—	1,540	—
Proceeds from maturity of fixed maturities	86,009	157,845	108,556
Proceeds from limited partnership distribution	9,450	5,959	—
Proceeds from sale of other invested assets	—	—	12
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $1,269	16,922	—	—
Cash deposited in escrow for purchase of American Reliable	—	—	(113,696)
Amount paid in connection with derivatives	(1,010)	(6,604)	(20,550)
Purchases of fixed maturities	(437,690)	(627,983)	(615,867)
Purchases of equity securities	(109,940)	(38,451)	(45,077)
Purchases of other invested assets	(14,125)	(3,550)	(30,120)

Net cash provided by (used for) investing activities	42,161	197,243	(109,238)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facilities	(9,000)	(99,027)	74,673
Redemption of ordinary shares	—	(189,770)	—
Proceeds from issuance of subordinated notes	—	100,000	—
Debt issuance cost	(14)	(3,659)	—
Purchases of A ordinary shares	(805)	(333)	(139)
Tax benefit on share-based compensation expense	127	10	37

Net cash provided by (used for) financing activities	(9,692)	(192,779)	74,571

Net change in cash and cash equivalents	8,073	8,214	(46,669)
Cash and cash equivalents at beginning of period	67,037	58,823	105,492

Cash and cash equivalents at end of period	$75,110	$67,037	$58,823

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Limited (“Global Indemnity” or “the Company”) was incorporated on February 9, 2016 and is domiciled in the Cayman Islands. On November 7, 2016, Global Indemnity replaced Global Indemnity plc as the ultimate parent company as a result of a redomestication transaction. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI. See Note 2 below for details regarding the redomestication. In connection with the redomestication, Global Indemnity plc was converted to a private unlimited company and was placed into liquidation on November 7, 2016.

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

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income. This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Redomestication

On June 20, 2016, the Company’s Board of Directors unanimously approved a plan for the Company to redomicile from Ireland to the Cayman Islands. On September 14, 2016, the Company held a special meeting of the holders of its A ordinary shares and B ordinary shares and an extraordinary general meeting of its shareholders. All resolutions required to effectuate the redomestication were approved by the requisite shareholder vote. On October 21, 2016, the High Court of Ireland sanctioned Global Indemnity plc’s scheme of arrangement related to the redomestication from Ireland to Cayman Islands. The redomestication transaction was completed on November 7, 2016 and as a result, Global Indemnity Limited, a Cayman Islands exempted company, replaced Global Indemnity plc as the ultimate holding company of the Global Indemnity group of companies.

In connection with the redomestication to the Cayman Islands, each A ordinary share of Global Indemnity plc was cancelled and replaced with one A ordinary share of Global Indemnity Limited and each B ordinary share of Global Indemnity plc was cancelled and replaced with one B ordinary share of Global Indemnity Limited. The Global Indemnity Limited A ordinary shares trade on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol GBLI, the same symbol under which Global Indemnity plc’s A ordinary shares were previously listed.

3.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities and equity securities are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding interests in limited liability companies and limited partnerships, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. The difference between amortized cost and fair value of the Company’s available for sale investments, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary.

For investments in limited liability companies and limited partnerships where the ownership interest is less than 3%, the Company carries these investments at fair value, and the change in the difference between cost and the fair value of the partnership interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The Company uses the equity method to account for an investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company or limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the limited liability companies or limited partnerships is reflected in the consolidated statements of operations, and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $66.1 million and $32.6 million as of December 31, 2016 and 2015, respectively. These amounts relate to investments in limited liability companies

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and limited partnerships. The Company does not have access to daily valuations, therefore; the estimated fair value of the limited liability companies and limited partnerships are based on net asset value as a practical expedient for the limited liability companies and limited partnerships.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2016, 2015, and 2014, please see Note 5 below.

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

The Company has variable interests in two VIEs for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

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

At December 31, 2016, the Company had approximately $52.0 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $1.9 million and $1.6 million as of December 31, 2016 and 2015, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2016.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2016.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2016, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

See Note 8 for additional information on goodwill and intangible assets.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made. The allowance for uncollectible reinsurance was $8.0 million and $9.7 million as of December 31, 2016 and 2015, respectively.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Management believes that it is more likely than not that the results of future operations can generate sufficient taxable income to realize the remaining deferred income tax assets, and accordingly, the Company has not established any valuation allowances.

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

The amortization of deferred acquisition costs for the years ended December 31, 2016, 2015, and 2014 was $114.3 million, $86.2 million, and $57.1 million, respectively.

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

For the years ended December 31, 2016, 2015, and 2014, the total premium deficiency charges were $0.3 million, $0.2 million, and $0.4 million, respectively, comprised solely of reductions to unamortized deferred acquisition costs within the commercial automobile lines in the Commercial Lines Segment. Based on the Company’s analysis, the Company expensed acquisition cost as incurred for the remainder of 2016, 2015 and 2014 for the commercial automobile lines in the Commercial Lines Segment. As the charges were a reduction of unamortized deferred acquisition costs in each respective period, no premium deficiency reserve existed as of December 31, 2016 or 2015.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash flow variability from interest rate risk. The derivative instruments are carried on the balance sheet at fair value and included in other assets and other liabilities. Changes in the fair value of the derivative instruments and the periodic net interest settlements under the derivatives instruments are recognized as net realized investment gains on the consolidated statements of operations.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Margin Borrowing Facilities

The carrying amounts reported in the balance sheet represent the outstanding borrowings. The outstanding borrowings are due on demand; therefore, the cash receipts and cash payments related to the margin borrowing facilities are shown net in the consolidated statements of cash flows.

Subordinated Notes

The carrying amounts reported in the balance sheet represent the outstanding balances, net of deferred issuance cost. See Note 12 for details.

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

The process of establishing the liability for unpaid losses and loss adjustment is complex, requiring the use of informed actuarially based estimates and management’s judgment. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of that loss to the Company. To establish this liability, the Company regularly reviews and updates the methods of making such estimates and establishing the resulting liabilities. Any resulting adjustments are recorded in consolidated statements of operations during the period in which the determination is made.

Retirement of Treasury Stock

Upon the formal retirement of treasury stock, the Company offsets the par value of the treasury stock that is being retired against Ordinary Shares and reflects any excess of cost over par value as a deduction from Additional Paid-in Capital.

Premiums

Premiums are recognized as revenue ratably over the term of the respective policies and treaties. Unearned premiums are computed on a pro rata basis to the day of expiration.

Mandatory reinstatement premiums assessed on reinsurance policies are earned in the period of the loss event that gave rise to the reinstatement premiums.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 16 for details.

Earnings per Share

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards. See Note 18 for details.

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a loss of $0.7 million for the year ended December 31, 2016 and gains of $0.4 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively.

Other Income

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income. This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

In addition, other income is comprised of fee income on policies issued, commission income, accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserve, and foreign exchange gains and losses.

4.	Acquisition

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming $283.9 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Share Purchase Agreement (“SPA”), the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPA, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The Company’s purchase price, based on available financial information at the date of acquisition, was $99.8 million.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has finalized its process of valuing the assets acquired and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

(Dollars in thousands)
ASSETS:
Investments	$226,458
Cash and cash equivalents	21,360
Premiums receivables, net	26,102
Accounts receivable	11,311
Reinsurance receivables	13,842
Prepaid reinsurance premiums	43,506
Intangible assets	32,000
Deferred federal income taxes	915
Other assets	6,473

Total assets	381,967

LIABILITIES:
Unearned premiums	172,234
Unpaid losses and loss adjustment expenses	89,489
Reinsurance balances payable	13,219
Contingent commissions	3,903
Other liabilities	5,026

Total liabilities	283,871

Estimated fair value of net assets acquired	98,096
Purchase price	99,797

Goodwill	$1,701

The transaction was accounted for using the purchase method of accounting. The assets and liabilities acquired by the Company were adjusted to estimated fair value. The $1.7 million excess of cash and acquisition cost over the estimated fair value of assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized but is tested for impairment at least annually.

Goodwill of $1.7 million, arising from the acquisition, consists largely of the synergies and economies of scales expected from combining the operations of Global Indemnity and American Reliable. The Company has assigned goodwill of $1.7 million to the Personal Lines segment. There is no tax goodwill.

An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $32.0 million with values assigned as follows:

(Dollars in thousands) Description	Useful Life	Amount
State insurance licenses	Indefinite	$5,000
Value of business acquired	< 1 year	25,500
Agent relationships	10 years	900
Trade name	7 years	600

		$32,000

Intangible assets arising from the acquisition are deductible for income tax purposes over 15 years.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2015, the Company expected that amortization expense for the next five years related to the American Reliable acquisition will be as follows:

(Dollars in thousands)
2016	$176
2017	176
2018	176
2019	176
2020	176

As of December 31, 2015, the fair value, gross contractual amounts due, and contractual cash flows not expected to be collected of acquired receivables were as follows:

(Dollars in thousands)	Fair Value	Gross Contractual Amounts Due	Contractual cash flows not expected to be collected
Premium receivables	$26,102	$26,896	$794
Accounts receivable	11,311	11,311	—
Reinsurance receivables	13,842	13,842	—

In connection with the acquisition, the Company agreed to pay to Fox Paine & Company an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount was included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares were registered but cannot be sold until the earlier of five years or a change of control. See Note 16 for additional information on the Company’s share incentive plan, including the Global Indemnity plc Share Incentive Plan.

Additional costs, mainly professional fees, of $5.1 million were incurred in connection with the acquisition of American Reliable. Of this amount, $1.8 million and $3.3 million was recorded as corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the years ended December 31, 2015 and 2014, respectively.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2015, the Company paid approximately $1.6 million in employee compensation related costs, which were related to periods prior to the Acquisition. These costs were accrued by American Reliable and were included in the fair value of net assets acquired by Global Indemnity Group, Inc. on January 1, 2015.

5.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2016 and 2015:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2016
Fixed maturities:
U.S. treasury and agency obligations	$71,517	$763	$(233)	$72,047	$—
Obligations of states and political subdivisions	155,402	1,423	(379)	156,446	—
Mortgage-backed securities	88,131	895	(558)	88,468	—
Asset-backed securities	233,890	684	(583)	233,991	(4)
Commercial mortgage-backed securities	184,821	118	(1,747)	183,192	—
Corporate bonds	381,209	1,666	(2,848)	380,027	—
Foreign corporate bonds	126,369	164	(673)	125,860	—

Total fixed maturities	1,241,339	5,713	(7,021)	1,240,031	(4)
Common stock	119,515	3,445	(2,403)	120,557	—
Other invested assets	66,121	—	—	66,121	—

Total	$1,426,975	$9,158	$(9,424)	$1,426,709	$(4)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2015
Fixed maturities:
U.S. treasury and agency obligations	$106,303	$1,140	$(321)	$107,122	$—
Obligations of states and political subdivisions	203,121	2,576	(457)	205,240	—
Mortgage-backed securities	157,753	2,113	(743)	159,123	—
Asset-backed securities	261,008	435	(1,421)	260,022	(9)
Commercial mortgage-backed securities	142,742	—	(2,352)	140,390	—
Corporate bonds	334,720	685	(3,294)	332,111	—
Foreign corporate bonds	102,686	194	(739)	102,141	—

Total fixed maturities	1,308,333	7,143	(9,327)	1,306,149	(9)
Common stock	100,157	16,118	(5,960)	110,315	—
Other invested assets	32,592	—	—	32,592	—

Total	$1,441,082	$23,261	$(15,287)	$1,449,056	$(9)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders’ equity at December 31, 2016 and 2015, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$80,840	$80,982
Due in one year through five years	623,678	622,926
Due in five years through ten years	20,356	20,770
Due in ten years through fifteen years	3,245	3,252
Due after fifteen years	6,378	6,450
Mortgage-backed securities	88,131	88,468
Asset-backed securities	233,890	233,991
Commercial mortgage-backed securities	184,821	183,192

Total	$1,241,339	$1,240,031

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2016:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$39,570	$(233)	$—	$—	$39,570	$(233)
Obligations of states and political subdivisions	46,861	(369)	670	(10)	47,531	(379)
Mortgage-backed securities	52,780	(541)	298	(17)	53,078	(558)
Asset-backed securities	62,737	(493)	23,937	(90)	86,674	(583)
Commercial mortgage-backed securities	94,366	(1,090)	69,747	(657)	164,113	(1,747)
Corporate bonds	171,621	(2,731)	9,218	(117)	180,839	(2,848)
Foreign corporate bonds	76,036	(673)	—	—	76,036	(673)

Total fixed maturities	543,971	(6,130)	103,870	(891)	647,841	(7,021)
Common stock	57,439	(2,403)	—	—	57,439	(2,403)

Total	$601,410	$(8,533)	$103,870	$(891)	$705,280	$(9,424)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY LIMITED

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2016 concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 3 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations—As of December 31, 2016, gross unrealized losses related to U.S. treasury and agency obligations were $0.233 million. All unrealized losses have been in an unrealized loss position for less than 12 months and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions—As of December 31, 2016, gross unrealized losses related to obligations of states and political subdivisions were $0.379 million. Of this amount, $0.010 million have been in an unrealized loss position for twelve months or greater and are rated A. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”)—As of December 31, 2016, gross unrealized losses related to mortgage-backed securities were $0.558 million. Of this amount, $0.017 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”)—As of December 31, 2016, gross unrealized losses related to asset backed securities were $0.583 million. Of this amount, $0.090 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 21.8. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of December 31, 2016, gross unrealized losses related to the CMBS portfolio were $1.747 million. Of this amount, $0.657 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 30.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds—As of December 31, 2016, gross unrealized losses related to corporate bonds was $2.848 million. Of this amount, $0.117 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of December 31, 2016, gross unrealized losses related to foreign bonds were $0.673 million. All unrealized losses have been in an unrealized loss position for less than 12 months. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock—As of December 31, 2016, gross unrealized losses related to common stock were $2.403 million. All unrealized losses have been in an unrealized loss position for less than 12 months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturities:
OTTI losses, gross	$(259)	$(24)	$(31)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(259)	(24)	(31)
Equity securities	(6,474)	(7,311)	(470)

Total	$(6,733)	$(7,335)	$(501)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2016, 2015, and 2014 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$31	$50	$54
Additions where no OTTI was previously recorded	—	—	—
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	—	(19)	(4)

Balance at end of period	$31	$31	$50

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2016 and 2015 was as follows:

(Dollars in thousands)	December 31,
	2016	2015
Net unrealized gains (losses) from:
Fixed maturities	$(1,308)	$(2,184)
Common stock	1,042	10,158
Deferred taxes	(352)	(3,896)

Accumulated other comprehensive income (loss), net of tax	$(618)	$4,078

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before reclassification	10,374	(261)	10,113
Amounts reclassified from accumulated other comprehensive income (loss)	(15,128)	319	(14,809)

Other comprehensive income (loss)	(4,754)	58	(4,696)

Ending balance	$(554)	$(64)	$(618)

Year Ended December 31, 2015 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$23,647	$(263)	$23,384
Other comprehensive income (loss) before reclassification	(17,065)	(256)	(17,321)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,382)	397	(1,985)

Other comprehensive income (loss)	(19,447)	141	(19,306)

Ending balance	$4,200	$(122)	$4,078

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016 and 2015 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income Years Ended December 31,
(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2016	2015
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(30,055)	$(11,559)
	Other than temporary impairment losses on investments	6,733	7,335

	Total before tax	(23,322)	(4,224)
	Income tax expense	8,194	1,842

	Unrealized gains and losses on available for sale securities, net of tax	$(15,128)	$(2,382)

Foreign currency items	Other net realized investment losses	$491	$610
	Income tax (benefit)	(172)	(213)

	Foreign currency items, net of tax	$319	$397

Total reclassifications	Total reclassifications, net of tax	$(14,809)	$(1,985)

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturities:
Gross realized gains	$2,947	$3,565	$2,843
Gross realized losses	(691)	(2,180)	(703)

Net realized gains	2,256	1,385	2,140

Common stock:
Gross realized gains	28,785	10,379	55,907
Gross realized losses	(8,210)	(8,246)	(1,351)

Net realized gains	20,575	2,133	54,556

Preferred stock:
Gross realized gains	—	96	—
Gross realized losses	—	—	—

Net realized gains	—	96	—

Derivatives:
Gross realized gains	3,733	—	—
Gross realized losses	(4,843)	(6,988)	(20,836)

Net realized gains (losses) (1)	(1,110)	(6,988)	(20,836)

Total net realized investment gains (losses)	$21,721	$(3,374)	$35,860

(1)	Includes $4.8 million, $5.4 million, and $5.5 million of periodic net interest settlements related to the derivatives for the years ended December 31, 2016, 2015, and 2014, respectively.

The proceeds from sales of available for sale securities resulting in net realized investment gains (losses) for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturities	$381,389	$647,404	$415,739
Equity securities	111,156	39,723	191,765
Preferred stock	—	1,540	—

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income

The sources of net investment income for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fixed maturities	$30,337	$32,091	$26,788
Equity securities	3,302	3,125	5,484
Cash and cash equivalents	217	82	61
Other invested assets	5,295	2,620	87

Total investment income	39,151	37,918	32,420
Investment expense (1)	(5,168)	(3,309)	(3,599)

Net investment income	$33,983	$34,609	$28,821

(1)	Investment expense for the year ended December 31, 2016 includes $1.5 million in upfront fees necessary to enter into a new investment. See Note 9 for additional information on the Company’s $40 million commitment related to this new investment.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net investment income	$33,983	$34,609	$28,821

Net realized investment gains(losses)	21,721	(3,374)	35,860
Change in unrealized holding gains and losses	(8,240)	(25,673)	(45,861)

Net realized and unrealized investment returns	13,481	(29,047)	(10,001)

Total investment return	$47,464	$5,562	$18,820

Total investment return %	3.1%	0.3%	1.2%

Average investment portfolio	$1,507,184	$1,752,785	$1,533,104

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2016, the Company held insurance enhanced asset-backed and credit securities with a market value of approximately $27.1 million. Approximately $9.8 million of these securities were tax-free municipal bonds, which represented approximately 0.7% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “A+.” Approximately $5.6 million of these bonds are pre-refunded with U.S. treasury securities, of which $0.4 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $4.2 million of tax free insurance enhanced municipal bonds, none would have carried a lower credit rating had they not been insured.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2016, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities		Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,494	$450	$		$1,044
Municipal Bond Insurance Association	2,657	—		—	2,657
Gov’t National Housing Association	495	—		495	—

Total backed by financial guarantors	4,646	450		495	3,701
Other credit enhanced municipal bonds	5,164	5,164		—	—

Total	$9,810	$5,614		$495	$3,701

In addition to the tax-free municipal bonds, the Company held $17.3 million of insurance enhanced bonds that are comprised of $17.2 million of taxable municipal bonds and $0.1 million of asset-backed securities, which represented approximately 1.2% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $17.3 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($3.0 million) and Assured Guaranty Corporation ($14.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2016.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of December 31, 2016 and 2015:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2016	December 31, 2015
On deposit with governmental authorities	$29,079	$38,815
Intercompany trusts held for the benefit of U.S. policyholders	351,002	375,827
Held in trust pursuant to third party requirements	88,178	66,544
Letter of credit held for third party requirements	4,871	5,598
Securities held as collateral for borrowing arrangements (1)	85,939	95,647

Total	$559,069	$582,431

(1)	Amount required to collateralize margin borrowing facilities.

Variable Interest Entities

A Variable Interest Entity (VIE) refers to an investment in which an investor holds a controlling interest that is not based on the majority of voting rights. Under the VIE model, the party that has the power to exercise

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has variable interests in two VIEs for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

The fair value of one of the Company’s VIEs, which invests in distressed securities and assets, was $32.9 million and $32.6 million as of December 31, 2016 and 2015, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $48.6 million and $52.6 million at December 31, 2016 and 2015, respectively. The Company also invested in a new limited partnership during 2016 that is also considered a VIE. The Company’s investment in this partnership has a fair value of $33.2 million at December 31, 2016.

The Company’s maximum exposure to loss from this VIE at December 31, 2016 was $42.3 million. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

6.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

The Company accounts for the interest rate swaps as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains in the consolidated statements of operations. The Company is ultimately responsible for the valuation of the interest rate swaps. To aid in determining the estimated fair value of the interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of December 31, 2016 and 2015:

(Dollars in thousands) Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	December 31, 2016		December 31, 2015
		Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(11,524)	$200,000	$(15,256)

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2016, 2015, and 2014:

(Dollars in thousands)	Consolidated Statements of Operations Line	Years Ended December 31,
		2016	2015	2014
Interest rate swap agreements	Net realized investment gains (losses)	$(1,110)	$(6,988)	$(20,836)

As of December 31, 2016 and 2015, the Company is due $5.3 million and $4.5 million, respectively, for funds it needed to post to execute the swap transaction and $12.6 million and $17.3 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

7.	Fair Value Measurements

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$72,047	$—	$—	$72,047
Obligations of states and political subdivisions	—	156,446	—	156,446
Mortgage-backed securities	—	88,468	—	88,468
Commercial mortgage-backed securities	—	183,192	—	183,192
Asset-backed securities	—	233,991	—	233,991
Corporate bonds	—	380,027	—	380,027
Foreign corporate bonds	—	125,860	—	125,860

Total fixed maturities	72,047	1,167,984	—	1,240,031
Common stock	120,557	—	—	120,557

Total assets measured at fair value (1)	$192,604	$1,167,984	$—	$1,360,588

Liabilities:
Derivative instruments	$—	$11,524	$—	$11,524

Total liabilities measured at fair value	$—	$11,524	$—	$11,524

(1)	Excluded from the table above are limited partnerships of $66.1 million at December 31, 2016 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2015	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$101,264	$5,858	$—	$107,122
Obligations of states and political subdivisions	—	205,240	—	205,240
Mortgage-backed securities	—	159,123	—	159,123
Commercial mortgage-backed securities	—	140,390	—	140,390
Asset-backed securities	—	260,022	—	260,022
Corporate bonds	—	332,111	—	332,111
Foreign corporate bonds	—	102,141	—	102,141

Total fixed maturities	101,264	1,204,885	—	1,306,149
Common stock	110,315	—	—	110,315

Total assets measured at fair value (1)	$211,579	$1,204,885	$—	$1,416,464

Liabilities:
Derivative instruments	$—	$15,256	$—	$15,256

Total liabilities measured at fair value	$—	$15,256	$—	$15,256

(1)	Excluded from the table above are limited partnerships of $32.6 million at December 31, 2015 whose fair value is based on net asset value as a practical expedient.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities and derivative instruments. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. The estimated fair value of the derivative instruments, consisting of interest rate swaps, is obtained from a third party financial institution that utilizes observable inputs such as the forward interest rate curve.

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2016 and 2015 was as follows:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facilities	$66,646	$66,646	$75,646	$75,646
7.75% Subordinated Notes due 2045 (1)	96,497	95,697	96,388	91,748

Total	$163,143	$162,343	$172,034	$167,394

(1)	As of December 31, 2016 and 2015, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.5 million and $3.6 million, respectively.

The fair value of the margin borrowing facilities approximates its carrying value due to the facilities being due on demand. The 7.75% subordinated notes due 2045 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016, 2015, and 2014.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the year ended December 31, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Beginning balance	$—	$—
Total gains (realized / unrealized):
Amortization of bond premium and discount, net	75	—
Included in realized gains (losses)	486	—
Purchases	27,303	—
Sales	(27,864)	—

Ending balance	$—	$—

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investments classified as Level 3 in the above table consist of privately placed debt instruments purchased in 2016 with unobservable inputs. The Company does not have access to daily valuations; therefore, market trades, performance of the underlying assets, and key risks are considered in order to estimate fair values of these middle market corporate debt instruments. In the fourth quarter of 2016 the Company exchanged the debt instruments purchased in previous quarters of 2016, along with cash and equity related to the debt instruments, for a single interest in the Private Middle Market Loan Fund, LP, which is considered a VIE. As this investment is priced using a Net Asset Value (NAV) it is excluded from the level 3 investment table above. See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information regarding the Company’s investment in VIEs for the years ended December 31, 2016 and 2015.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	32,922	15,714	32,592	20,014
Private Middle Market Loan Fund, LP (3)	33,199	9,054	—	—

Total	$66,121	$24,768	$32,592	$20,014

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020.
(3)	This limited partnership provides financing for middle market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited partnerships, which is reflected in the consolidated statements of operations, was $5.2 million, $2.5 million, and $0.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships whose fair value is based on net asset values as a practical expedient. Two primary vendors are utilized to provide prices for equity and fixed maturity securities.

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

•	On a quarterly basis, the Company corroborates investment security prices received from its pricing vendors by obtaining pricing from a second pricing vendor for a sample of securities.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2016 and 2015, the Company has not adjusted quotes or prices obtained from the pricing vendors.

8.	Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill of $6.5 million as of December 31, 2016 and 2015, which represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. Impairment testing performed in 2016 and 2015 did not result in impairment of the goodwill acquired.

The changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	Commercial Lines	Personal Lines	Total
Balance at December 31, 2014	$4,820	$—	$4,820
Acquisition of American Reliable on January 1, 2015	—	1,701	1,701

Balance at December 31, 2015 and 2016	$4,820	$1,701	$6,521

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2016:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	2,369	2,931
Agent relationships	10 years	900	179	721
Trade names	7 years	600	173	427

		$25,800	$2,721	$23,079

The following table presents details of the Company’s intangible assets as of December 31, 2015:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	2,017	3,283
Agent relationships	10 years	900	90	810
Trade names	7 years	600	86	514
Value of business added (“VOBA”)	< 1 year	25,500	25,500	—

		$51,300	$27,693	$23,607

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization related to the Company’s definite lived intangible assets, other than VOBA, was $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization related to VOBA was $25.5 million for the year ended December 31, 2015. The Company did not have any amortization related to VOBA during the years ended December 31, 2016 or 2014.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2017	$529
2018	529
2019	529
2020	529
2021	529

Intangible assets with indefinite lives

As of December 31, 2016 and 2015, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, were $19.0 million. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets. Impairment testing performed in 2016 and 2015 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2016 and 2015, definite lived intangible assets, net of accumulated amortization, were $4.1 million and $4.6 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames. VOBA of $25.5 million, which was related to the American Reliable acquisition, was fully amortized in 2015. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets. There was no impairment of these assets in 2016 or 2015.

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

The Company had the following reinsurance balances as of December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Reinsurance receivables, net	$143,774	$115,594
Collateral securing reinsurance receivables	(13,865)	(6,445)

Reinsurance receivables, net of collateral	$129,909	$109,149

Allowance for uncollectible reinsurance receivables	$8,040	$9,675
Prepaid reinsurance premiums	42,583	44,363

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $2.0 million and $3.0 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had one aggregate unsecured reinsurance receivable that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2016)
Munich Re America Corporation	$51,178	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2016:
Direct business	$468,046	$466,750
Reinsurance assumed	97,799	98,267
Reinsurance ceded (1)	(94,905)	(96,552)

Net premiums	$470,940	$468,465

For the year ended December 31, 2015:
Direct business	$458,185	$452,441
Reinsurance assumed	132,048	144,554
Reinsurance ceded (2)	(88,989)	(92,852)

Net premiums	$501,244	$504,143

For the year ended December 31, 2014:
Direct business	$229,978	$228,652
Reinsurance assumed	61,275	58,414
Reinsurance ceded	(18,072)	(18,547)

Net premiums	$273,181	$268,519

(1)	Includes ceded written premiums and ceded earned premiums of $35.3 million and $43.2 million, respectively, to American Bankers Insurance Company.
(2)	Includes ceded written premiums and ceded earned premiums of $55.8 million and $59.5 million, respectively, to American Bankers Insurance Company.

10.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 29.22% in the Duchy of Luxembourg, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share and stop-loss agreements between Global Indemnity Reinsurance and the Insurance Operations, for the years ended December 31, 2016, 2015, and 2014 were as follows:

Year Ended December 31, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$201,726	$506,061	$(141,942)	$565,845

Net premiums written	$201,690	$269,250	$—	$470,940

Net premiums earned	$212,325	$256,140	$—	$468,465
Net investment income	48,807	19,341	(34,165)	33,983
Net realized investment gains	(89)	21,810	—	21,721
Other income (loss)	(224)	10,569	—	10,345

Total revenues	260,819	307,860	(34,165)	534,514
Losses and Expenses:
Net losses and loss adjustment expenses	95,812	168,191	—	264,003
Acquisition costs and other underwriting expenses	94,749	101,901	—	196,650
Corporate and other operating expenses	9,035	8,303	—	17,338
Interest expense	8,312	34,758	(34,165)	8,905

Income (loss) before income taxes	$52,911	$(5,293)	$—	$47,618

Year Ended December 31, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$345,392	$540,500	$(295,659)	$590,233

Net premiums written	$345,342	$155,902	$—	$501,244

Net premiums earned	$283,448	$220,695	$—	$504,143
Net investment income	44,534	18,011	(27,936)	34,609
Net realized investment losses	(1,039)	(2,335)	—	(3,374)
Other income (loss)	(93)	3,493	—	3,400

Total revenues	326,850	239,864	(27,936)	538,778
Losses and Expenses:
Net losses and loss adjustment expenses	141,444	133,924	—	275,368
Acquisition costs and other underwriting expenses	122,999	78,304	—	201,303
Corporate and other operating expenses	5,928	18,520	—	24,448
Interest expense	4,492	28,357	(27,936)	4,913

Income (loss) before income taxes	$51,987	$(19,241)	$—	$32,746

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2014: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$173,563	$229,979	$(112,289)	$291,253

Net premiums written	$172,504	$100,677	$—	$273,181

Net premiums earned	$168,743	$99,776	$—	$268,519
Net investment income	31,420	16,715	(19,314)	28,821
Net realized investment gains	926	34,934	—	35,860
Other income (loss)	(65)	620	—	555

Total revenues	201,024	152,045	(19,314)	333,755
Losses and Expenses:
Net losses and loss adjustment expenses	62,669	74,892	—	137,561
Acquisition costs and other underwriting expenses	70,479	39,140	—	109,619
Corporate and other operating expenses	5,243	9,316	—	14,559
Interest expense	852	19,284	(19,314)	822

Income (loss) before income taxes	$61,781	$9,413	$—	$71,194

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current income tax expense (benefit):
Non-resident withholding	$—	$—	$6,250
Foreign	330	263	129
U.S. Federal	147	(1,785)	2,787

Total current income tax expense (benefit)	477	(1,522)	9,166
Deferred income tax benefit:
U.S. Federal	(2,727)	(7,201)	(828)

Total deferred income tax benefit	(2,727)	(7,201)	(828)

Total income tax expense (benefit)	$(2,250)	$(8,723)	$8,338

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
(Dollars in thousands)	2016		2015		2014
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$(1,496)	(3.1%)	$(6,434)	(19.6%)	$3,465	4.9%
Adjustments:
Non-resident withholding	—	—	—	—	6,250	8.8
Tax exempt interest	(394)	(0.8)	(441)	(1.3)	(472)	(0.7)
Dividend exclusion	(617)	(1.3)	(784)	(2.4)	(1,340)	(1.9)
Other	257	0.5	(1,064)	(3.3)	435	0.6

Actual taxes on continuing operations	$(2,250)	(4.7%)	$(8,723)	(26.6%)	$8,338	11.7%

The effective income tax benefit rate for 2016 was 4.7%, compared with an effective income tax benefit rate of 26.6% for 2015 and an effective income tax rate of 11.7% for 2014. The increase in the effective income tax rate in 2016 compared to 2015 is primarily due to capital gains in 2016. The decrease in the effective income tax rate in 2015 compared to 2014 is primarily due to incurring acquisition expenses related to American Reliable, a decrease in capital gains in 2015, and a $6.3 million withholding tax paid in 2014 in connection with the $125 million dividend from Global Indemnity Group Inc. to U.A.I. Luxembourg S.à.r.l.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2016 and 2015 are presented below:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$7,015	$8,222
Unearned premiums	8,802	7,884
Section 163(j) carryforward	8,075	3,135
Alternative minimum tax credit carryover	10,957	10,868
Net operating loss carryforward	3,205	1,934
Partnership K1 basis differences	238	245
Capital gain on derivative instruments	4,033	5,340
Investment impairments	3,419	2,635
Stock options	2,820	2,635
Stat-to-GAAP reinsurance reserve	1,337	1,364
Intercompany transfers	808	1,612
Depreciation and amortization	—	36
Other	4,986	4,545

Total deferred tax assets	55,695	50,455

Deferred tax liabilities:
Purchase accounting adjustment for American Reliable	6,095	6,095
Intangible assets	3,942	3,893
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	352	3,896
Investment basis differences	484	1,034
Deferred acquisition costs	2,941	642
Depreciation and amortization	119	—
Other	805	208

Total deferred tax liabilities	14,738	15,768

Total net deferred tax assets	$40,957	$34,687

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States.

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2016 and 2015.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $11.0 million and $10.9 million as of December 31, 2016 and 2015, respectively, which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $3.2 million, as of December 31, 2016, which will expire in 2036 and a NOL carryforward of $1.9 million, as of December 31, 2015. The Company has a Section 163(j) (“163(j)”) carryforward of $8.1 million and $3.1 million as of December 31, 2016 and 2015, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2013.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply. The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings. The Company believes, although there can be no assurances, that it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation. In December, 2014, Global Indemnity Group, Inc. paid a dividend of $125 million to U.A.I. (Luxembourg) S.à.r.l. and paid a 5% withholding tax of $6.3 million. The Company did not pay any dividends from a U.S. subsidiary to a foreign affiliate during 2016 or 2015.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company had no unrecognized tax benefits during 2016 or 2015.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.

11.	Liability for Unpaid Losses and Loss Adjustment Expenses

Starting on December 31, 2016, and for future annual reporting periods, the Company has enhanced its disclosure regarding liabilities for unpaid losses and loss adjustment expenses by presenting development tables for incurred claims and paid claims, the average annual percentage payout of incurred claims by age and a reconciliation of incurred and paid claims development information to the unpaid losses and loss adjustment expenses on the balance sheet.

The incurred and paid claims tables are aggregated by lines of business that have similar payout patterns. In the case of Global Indemnity, payout patterns are generally similar for property lines within their respective segments and for casualty lines within their respective segments.

The tables are shown net of reinsurance and by accident year. The incurred claims tables include incurred-but-not-reported (“IBNR”) liabilities. The incurred claims tables also include quantitative information about claim frequency.

Information regarding liabilities for unpaid losses and loss adjustment expenses that had been provided in prior year end reporting periods are consistent with the disclosures made in such prior year end reporting periods.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$680,047	$675,472	$779,466
Less: Ceded reinsurance receivables	108,130	123,201	192,491

Net balance at beginning of period	571,917	552,271	586,975
Purchased reserves, gross	2,007	89,489	—
Less: Purchased reserves ceded	(45)	12,800	—

Purchase reserves, net of third party reinsurance	2,052	76,689	—

Incurred losses and loss adjustment expenses related to:
Current year	321,255	310,066	153,994
Prior years	(57,252)	(34,698)	(16,433)

Total incurred losses and loss adjustment expenses	264,003	275,368	137,561

Paid losses and loss adjustment expenses related to:
Current year	177,006	164,058	55,485
Prior years	140,363	168,353	116,780

Total paid losses and loss adjustment expenses	317,369	332,411	172,265

Net balance at end of period	520,603	571,917	552,271
Plus: Ceded reinsurance receivables	130,439	108,130	123,201

Balance at end of period	$651,042	$680,047	$675,472

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2016, the Company reduced its prior accident year loss reserves by $57.3 million, which consisted of a $43.8 million decrease related to Commercial Lines and a $13.5 million decrease related to Reinsurance Operations.

The $43.8 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

Property: A $0.8 million increase in aggregate with a $0.5 million increase in the non-catastrophe segments and $0.3 million increase in the catastrophe segments. The increases reflect higher than expected case incurred emergence, primarily in the 2009, 2012, and 2015 accident years. The increases were partially offset by decreases in the 2008, 2011, and 2013 accident years due to better than expected case incurred emergence in those accident years.

•

General Liability: A $43.8 million reduction in aggregate, within the casualty lines, with $9.4 million of favorable development in the construction defect reserve category and $34.4 million of favorable development in the other general liability reserve categories. For the construction defect reserve category, lower than expected frequency and severity led to favorable development in accident years 2005 through 2015. Lower than expected claims severity was the driver of the favorable development in the other general liability reserve categories, primarily in the 2004 through 2014 accident years.

•	Marine: A $1.4 million decrease in accident years 2010 through 2012 was driven by less than expected case incurred emergence in these years which is primarily within the casualty lines.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $13.5 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily from the property lines for accident years 2010 through 2015. Ultimate losses were lowered in these accident years based on reviews of the experience reported from cedants.

During 2015, the Company reduced its prior accident year loss reserves by $34.7 million, which consisted of a $25.6 million decrease related to Commercial Lines and a $9.1 million decrease related to Reinsurance Operations.

The $25.6 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

General Liability: A $20.4 million reduction in aggregate, within the casualty lines, with $5.9 million of favorable development in the construction defect reserve category and $14.5 million of favorable development in the other general liability reserve categories. In the construction defect reserve category, a reduction in both claims frequency and severity was observed across several accident years which contributed to the recognition of favorable development primarily in accident years 2008 through 2014. For general liability excluding construction defect, lower than expected claims severity was experienced across multiple accident years leading to the recognition of favorable development in accident years 2004 through 2014.

•	Professional: A $6.2 million decrease in aggregate primarily related to better than anticipated claims frequency and severity in accident years 2006 through 2011 which is within the casualty lines.

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

•

General Liability: A $3.1 million reduction, within the casualty lines, due to less than anticipated frequency in accident year 2001 and less than anticipated frequency and severity on claims from accident years 2007 through 2010 partially offset by greater than anticipated loss emergence in accident year 2013.

•

Asbestos and Environmental: A $7.1 million increase, within the casualty lines, related to policies written prior to 1990 as a result of recent severity being higher than expected due to faster erosion of underlying policy limits.

•	Professional: A $19.4 million reduction primarily due to expected loss emergence being much less than anticipated for accident years 2007 through 2011 which is within the casualty lines.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Umbrella: A $2.7 million decrease primarily driven by less than anticipated frequency in accident years 2002 through 2007 which is within the casualty lines.

•

Commercial Auto: A $3.6 million increase primarily related to accident years 2011 through 2013 which is within the casualty lines. Larger vehicles were written prior to 2014 and industry loss development factors were used to project losses.

The $3.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily due to better than anticipated loss emergence on property lines partially offset by adverse development related to commercial auto and higher than anticipated severity on the Company’s marine product.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2016 and 2015, gross reserves for CD claims were $54.5 million and $70.4 million, respectively, and net reserves for CD claims were $48.6 million and $62.2 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2016, 2015, and 2014 were IBNR reserves of $26.7 million, $26.0 million, and $26.4 million, respectively, and case reserves of approximately $3.2 million, $4.5 million, and $4.8 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross reserve for A&E losses and loss adjustment expenses—beginning of period	$53,824	$56,535	$50,155
Plus: Incurred losses and loss adjustment expenses—case reserves	(669)	2,666	4,333
Plus: Incurred losses and loss adjustment expenses—IBNR	2,064	(2,663)	7,340
Less: Payments	3,300	2,714	5,293

Gross reserves for A&E losses and loss adjustment expenses—end of period	$51,919	$53,824	$56,535

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net reserve for A&E losses and loss adjustment expenses—beginning of period	$30,529	$31,185	$23,038
Plus: Incurred losses and loss adjustment expenses—case reserves	(125)	395	2,754
Plus: Incurred losses and loss adjustment expenses—IBNR	631	(394)	8,241
Less: Payments	1,145	657	2,848

Net reserves for A&E losses and loss adjustment expenses—end of period	$29,890	$30,529	$31,185

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

As of December 31, 2016, 2015, and 2014, the survival ratio on a gross basis for the Company’s open A&E claims was 13.8 years, 15.0 years, and 10.8 years, respectively. As of December 31, 2016, 2015, and 2014, the survival ratio on a net basis for the Company’s open A&E claims was 19.3 years, 16.8 years, and 8.4 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar payout patterns, about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2007 to 2015, is presented as supplementary unaudited information.

Commercial Lines

Property and Casualty Methodologies

Commercial Lines internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The reserve reviews were completed with data through December, 2016. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE for most reserve categories. Additional actuarial methodologies were employed to develop estimates of ultimate Loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved. Management’s ultimate selections were

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the internal actuarial review and a third party actuarial review based on data through September 2016. A rollforward, performed by the aforementioned third party, was completed through December, 2016 to determine if there have been any significant changes in development. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Commercial Lines cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Lines—Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2016
Accident Year	2014	2015	2016	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2014	$64,459	$65,529	$65,375	$3,247	6,388
2015		64,693	65,880	5,817	4,864
2016			63,632	11,855	4,047

		Total	$194,887

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Lines—Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016
	(unaudited)	(unaudited)
2014	$45,771	$59,049	$61,085
2015		41,972	58,134
2016			39,994

Total			159,213
All outstanding liabilities before 2014, net of reinsurance			5,378

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$41,052

The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Lines—Property	65.5%	22.4%	3.1%

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Lines—Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$222,751	$238,374	$240,974	$229,255	$219,709	$221,276	$215,716	$210,327	$208,412	$205,257	$11,119	8,690
2008		138,417	170,855	160,325	149,564	148,019	146,142	138,558	134,352	129,740	10,002	6,065
2009			93,748	96,956	104,518	104,803	104,392	96,206	92,666	89,939	9,537	3,774
2010				79,188	101,830	102,252	101,113	94,484	90,683	83,997	11,891	3,287
2011					115,441	117,602	117,288	115,193	109,420	96,761	18,682	3,478
2012						61,340	65,911	65,637	63,123	54,674	14,766	2,140
2013							63,807	68,089	66,855	65,220	14,390	2,278
2014								61,325	58,873	56,620	19,267	2,089
2015									55,628	55,141	24,547	1,715
2016										52,228	37,773	1,247

									Total	$889,577

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Lines—Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$14,250	$46,819	$96,489	$136,203	$160,712	$174,488	$184,028	$188,162	$190,102	$191,564
2008		7,844	34,172	65,700	86,889	100,369	110,145	114,546	116,094	117,639
2009			5,564	19,154	37,653	53,738	65,721	71,108	73,831	76,413
2010				5,503	19,926	34,659	50,520	58,913	64,693	66,593
2011					5,451	21,325	41,282	56,562	64,885	72,247
2012						3,500	11,884	22,456	30,883	35,776
2013							6,400	17,881	28,955	37,657
2014								3,968	14,846	25,133
2015									2,958	13,922
2016										3,847

									Total	$640,791
All outstanding liabilities before 2007, net of reinsurance										62,487

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$311,274

The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Lines—Casualty	6.7%	17.4%	20.2%	16.7%	10.5%	6.9%	3.3%	2.0%	1.1%	0.7%

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Personal Lines

Property and Casualty Methodologies

Personal Lines internal actuarial reserve reviews were completed for loss and loss adjustment expenses (LAE) combined for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The reserve reviews were completed with data through December, 2016. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & LAE. Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review based on data through September 2016. A rollforward, performed by the aforementioned third party, was completed through December, 2016 to determine if there have been any significant changes in development. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Personal lines are primarily comprised of business acquired in the purchase of American Reliable, which occurred on January 1, 2015. The acquisition included the purchase of the business of the legal entity as well as additional books of business written by other Assurant entities. In addition, ceding arrangements subsequent to the date of the acquisition are not consistent with years prior to the acquisition. As a result, it is not practical, nor would it be consistent, to include information for years prior to 2015 in the development tables for Personal Lines.

Personal Lines cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Personal Lines—Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2016
Accident Year	2015	2016	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2015	$139,508	$137,611	$3,299	16,182
2016		144,916	14,179	15,724

	Total	$282,527

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Personal Lines—Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016
	(unaudited)
2015	$109,953	$133,093
2016		121,548

	Total	254,641
All outstanding liabilities before 2015, net of reinsurance		2,538

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$30,424

The following is supplementary information about average historical claims duration as of December 31, 2016.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Personal Lines—Property	81.9%	16.8%

Personal Lines—Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2016
Accident Year	2015	2016	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2015	$20,566	$21,986	$8,243	1,057
2016		23,390	16,465	745

	Total	$45,376

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Personal Lines —Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016
	(unaudited)
2015	$3,817	$9,418
2016		3,795

	Total	13,213
All outstanding liabilities before 2015, net of reinsurance		11,338

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$43,500

The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Personal Lines—Casualty	16.8%	25.5%

Reinsurance Lines

Property & Casualty Methodologies

Reinsurance Operations internal reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) combined for run off treaties and the current book of business. The current book of business is constituted of professional liability portfolios and retrocessions from Bermuda based companies for property catastrophe, marine business, and mortgage insurance. The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag. Paid loss, ALAE and Case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (FX) rate at the date the cedant’s report. Management’s ultimate selections were based on a review of ultimates reported from the cedants, a third party actuarial review based on data reported through September 2016, and loss emergence during the reporting period. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying certain reinsurance contracts. As a result, the Company does not believe providing claim frequency information is practicable.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reinsurance Lines—Property

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2016
Accident Year	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2010	$13,486	$15,041	$14,091	$14,562	$14,562	$14,562	$14,562	$248	—
2011		30,963	28,547	26,916	25,994	24,994	24,912	1,194	—
2012			10,388	10,578	9,279	8,579	8,497	616	—
2013				15,153	9,948	8,197	6,698	1,008	—
2014					21,787	18,861	14,139	1,979	—
2015						19,877	16,738	7,364	—
2016							23,646	17,739	—

						Total	$109,192

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines—Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2010	$456	$11,678	$12,201	$14,043	$14,199	$14,231	$14,249
2011		12,044	19,274	20,698	22,060	22,426	22,771
2012			1,127	5,481	7,221	7,648	7,527
2013				723	4,008	5,835	5,111
2014					2,243	9,035	10,460
2015						742	5,163
2016							2,071

						Total	67,352
All outstanding liabilities before 2010, net of reinsurance							181

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$42,021

The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Reinsurance Lines—Property	14.9%	46.8%	13.4%	3.1%	0.4%	0.8%	0.1%

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reinsurance Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$3,645	$6,396	$6,359	$6,351	$6,352	$4,705	$4,931	$4,931	$3,894	$3,944	$529	—
2008		8,906	8,758	8,988	8,997	10,167	10,340	10,340	9,435	9,835	476	—
2009			20,706	23,818	25,444	30,533	30,850	31,340	31,419	31,453	391	—
2010				41,831	53,279	57,916	62,628	61,062	61,792	60,701	2,755	—
2011					45,726	48,846	44,692	47,980	46,510	43,657	2,860	—
2012						15,865	15,624	17,123	17,579	17,360	1,018	—
2013							1,224	1,262	1,172	1,013	927	—
2014								1,988	2,095	2,060	1,995	—
2015									2,908	2,911	2,782	—
2016										3,626	3,627	—

									Total	$176,560

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines—Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$—	$78	$852	$1,811	$1,900	$2,452	$2,674	$2,678	$2,727	$2,733
2008			627	1,955	5,149	5,648	6,832	8,713	8,875	8,919
2009			1,986	9,759	11,064	12,597	13,652	15,104	30,141	31,019
2010				10,185	21,447	30,754	36,090	39,123	55,315	55,848
2011					7,968	20,072	28,495	36,020	38,907	39,815
2012						5,312	9,435	11,658	15,534	15,696
2013							123	50	62	65
2014								88	47	50
2015									107	128
2016										—

									Total	$154,273
All outstanding liabilities before 2007, net of reinsurance										—

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$22,287

The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines—Casualty	9.2%	10.5%	10.8%	15.7%	3.9%	11.9%	18.4%	1.5%	0.8%	0.1%

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2016 is as follows:

Net outstanding liabilities
Commercial Lines – Property	$41,052
Commercial Lines – Casualty	311,274
Personal Lines – Property	30,424
Personal Lines – Casualty	43,500
Reinsurance Lines – Property	42,021
Reinsurance Lines – Casualty	22,287

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	490,558

Reinsurance recoverable on unpaid claims
Commercial Lines – Property	$6,439
Commercial Lines – Casualty	76,956
Personal Lines – Property	39,708
Personal Lines – Casualty	5,352
Reinsurance Lines – Property	—
Reinsurance Lines – Casualty	237

Total reinsurance recoverable on unpaid claims	128,692

Other outstanding liabilities
Commercial Lines
Ceded Allowance	8,040
Unallocated claims adjustment expenses	17,795
Purchase accounting adjustment	(2,000)
Loss Clearing	(910)
Personal Lines
Fronted business ceded to Assurant	3,748
Unallocated claims adjustment expenses	4,685
Loss Clearing	(68)
Reinsurance Lines
Unallocated claims adjustment expenses	646
Other	(144)

Total other outstanding liabilities	31,792
Total gross liability for unpaid losses and loss adjustment expenses	$651,042

12. Debt

The Company’s outstanding debt consisted of the following at December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Margin Borrowing Facilities	$66,646	$75,646
7.75% Subordinated Notes due 2045	96,497	96,388

Total	$163,143	$172,034

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Margin Borrowing Facilities

The Company has available two margin borrowing facilities. The borrowing rate for each facility is tied to LIBOR and was approximately 1.6% and 1.3% at December 31, 2016 and 2015, respectively. These facilities are due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2016, approximately $85.9 million in securities were deposited as collateral to support borrowings. The amount borrowed against the margin accounts may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facilities contain customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facilities was $66.6 million and $75.6 million as of December 31, 2016 and 2015, respectively.

The Company recorded interest expense related to the Margin Borrowing Facilities of approximately $1.0 million, $1.9 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The subordinated notes do not require the maintenance of any financial ratios or specified levels of net worth or liquidity, and do not contain provisions that would afford holders of the subordinated notes protection in the event of a sudden and dramatic decline in the Company’s credit quality resulting from any highly leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders. The subordinated notes do not restrict the Company in any way, now or in the future, from incurring additional indebtedness, including senior indebtedness that would rank senior in right of payment to the subordinated notes. There is no right of acceleration of maturity of the subordinated notes in the case of default in the payment of principal, premium, if any, or interest on, the subordinated notes or in the performance of any other obligation of the Company under the notes or if the Company defaults on any other debt securities. Holders may accelerate payment of indebtedness on the notes only upon the Company’s bankruptcy, insolvency or reorganization. AM Best, which provides the Company’s industry rating, is giving the Company a 30% equity credit on the notes due to their 30 year maturity, as opposed to treating the notes entirely as debt.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred $3.7 million in deferred issuance costs associated with the notes, which is being amortized over the term of the notes. Interest expense, including amortization of deferred issuance costs, recognized on the notes was $7.9 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.

The following table represents the amounts recorded for the 7.75% subordinated notes as of December 31, 2016 and 2015:

	December 31, 2016
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,503)	$96,497

	December 31, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,612)	$96,388

13.	Shareholders’ Equity

On November 7, 2016, Global Indemnity plc, an Irish public limited company, and Global Indemnity Limited, a Cayman Islands exempted company, completed the previously disclosed scheme of arrangement under Irish law (the “Scheme of Arrangement”) that effected a transaction (the “Redomestication”) that resulted in the shareholders of Global Indemnity plc becoming shareholders of Global Indemnity Limited, and Global Indemnity plc becoming a subsidiary of Global Indemnity Limited. In accordance with the terms of the Scheme of Arrangement, the following steps occurred effectively simultaneously on November 7, 2016:

1.	13,463,864 shares of Global Indemnity plc A ordinary shares, par value $0.0001 per share, which represent all of the existing A ordinary shares excluding the treasury shares held by Global Indemnity plc and A shares held by Global Indemnity Limited, and 4,133,366 Global Indemnity plc B ordinary shares, par value $0.0001 per share, (together, the “Global Indemnity plc ordinary shares”) were cancelled. The treasury shares of Global Indemnity plc were not subject to the scheme. The carrying value of the Global Indemnity plc treasury shares, $103.2 million, were offset against the Additional Paid-in Capital account of Global Indemnity Limited, according to the Company’s policy regarding the treatment of treasury shares;

2.	the reserves created on the cancellation of the Global Indemnity plc ordinary shares were used to issue 17,597,230 Global Indemnity plc ordinary shares to Global Indemnity Limited; and

3.	in return for such issuance of new Global Indemnity plc ordinary shares to Global Indemnity Limited, Global Indemnity Limited issued 13,463,864 A ordinary shares, par value $0.0001 per share, and 4,133,366 Global Indemnity Limited B ordinary shares, par value $0.0001 per share (together the “Global Indemnity Limited ordinary shares”), to the former stockholders of Global Indemnity plc. Each shareholder received one Global Indemnity Limited A ordinary share for each Global Indemnity plc A ordinary share owned by such shareholder prior to the Scheme of Arrangement and one Global Indemnity Limited B ordinary share for each Global Indemnity plc B ordinary share owned by such shareholder prior to the Scheme of Arrangement.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Redomestication, the Global Indemnity plc A ordinary shares were listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “GBLI” and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with the Redomestication, Global Indemnity plc requested that Nasdaq file with the U.S. Securities and Exchange Commission (the “SEC”) an application to strike the Global Indemnity plc A ordinary shares from listing on Nasdaq and the Global Indemnity plc A ordinary shares from registration under the Exchange Act.

The Global Indemnity Limited ordinary shares are deemed registered under the Exchange Act. The Global Indemnity Limited A ordinary shares began trading on Nasdaq under the symbol “GBLI,” the same symbol under which the Global Indemnity plc ordinary shares previously traded, at the opening of Nasdaq on November 7, 2016.

Dividend Restriction

The ability of Global Indemnity Limited to pay dividends is subject to Cayman Island regulations. Under Cayman Islands law, dividends and distributions may only be made from distributable reserves or from amounts standing to the credit of the Company’s share premium account, together with any reserve established by the revaluation of the Company’s asset, subject to the ability of the Company to meet its obligations in the ordinary course as they fall due. Distributable reserves represents the accumulated realized profits and losses of Global Indemnity Limited on a standalone basis, which is $368.3 million as of December 31, 2016. Share premium represents the excess of the consideration paid upon the initial issuance of any share over the par value. As of December 31, 2016, share premium was $430.3 million. Reserves established by the revaluation of the Company’s asset were ($0.6) million as of December 31, 2016. As of December 31, 2016, the maximum dividends and distributions allowable under Cayman Island law is $797.9 million.

Since the Company is a holding company and has no direct operations, its ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See Note 19 for additional information regarding dividend limitations imposed on Global Indemnity Reinsurance and the U.S. insurance subsidiaries.

Repurchases and Redemptions of the Company’s Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance. During 2016, 2015, and 2014, the Company purchased an aggregate of 28,099, 11,895 and 5,444, respectively, of surrendered A ordinary shares from its employees for $0.8 million, $0.3 million and $0.1 million, respectively. All shares purchased from employees by the Company are held as treasury stock and recorded at cost until formally retired by the company.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information with respect to the A ordinary shares that were surrendered, repurchased, or redeemed in 2016:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1 – 31, 2016	12,410	(2)	$29.02	—	—
February 1 – 29, 2016	15,093	(2)	$28.25	—	—
May 1 – 31, 2016	596	(2)	$30.56	—	—

Total	28,099		$28.64	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered, repurchased, or redeemed in 2016.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Related Party Transactions

Fox Paine & Company

As of December 31, 2016, Fox Paine & Company beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine & Company has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine & Company for so long as Fox Paine & Company holds an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

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

There were no distributions received from Fox Paine Capital Fund II during the year ended December 31, 2016 or 2014. During the year ended December 31, 2015, the Company received a distribution of $0.8 million from Fox Paine Capital Fund II.

The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. Starting in 2014, this fee is adjusted annually to reflect the percentage change in the CPI-U. In addition, the payment of the annual management fee will be deferred until a change of control or September, 2018, whichever occurs first, and is subject to an annual adjustment equal to the rate of return the Company earns on its investment portfolio. Management fee expense of $2.1 million, $1.9 million, and $1.9 million was incurred during the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $4.6 million and $2.6 million, respectively.

In connection with the acquisition of American Reliable, the Company agreed to pay to Fox Paine & Company an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount was included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares cannot be sold until the earlier of five years after January 1, 2015 or a change of control. See Note 16 for additional information on the Company’s share incentive plans including the Global Indemnity plc Share Incentive Plan.

During 2015, the Company reimbursed Fox Paine & Company $1.2 million for expenses related to the redemption of the Company’s ordinary shares. See Note 13 for additional information on the share redemption.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cozen O’Connor

The Company incurred $0.7 million, and $0.2 million for legal services rendered by Cozen O’Connor during the years ended December 31, 2015, and 2014, respectively. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned on December 31, 2015.

Crystal & Company

During each of the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.2 million in brokerage fees to Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned on July 24, 2016.

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Assumed earned premium	$27	$2,266	$6,383
Assumed losses and loss adjustment expenses	(527)	509	763

Net payable balances due from Global Indemnity Reinsurance under this agreement are as follows:

	As of December 31.
(Dollars in thousands)	2016	2015
Net payable balance	$(107)	$(110)

15.	Commitments and Contingencies

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2016, the Company has funded $34.3 million of this commitment leaving $15.7 million as unfunded.

In June, 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of December 31, 2016, the Company has funded $30.9 million of this commitment leaving $9.1 million as unfunded.

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2016, 2015, and 2014 was $3.7 million, $3.5 million, and $2.6 million, respectively. Rent expense was net of sublease income of $0.02 million,

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.07 million, and $0.04 million for the years ended December 31, 2016, 2015, 2014, respectively. At December 31, 2016, future minimum cash payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2017	$3,227
2018	3,185
2019	2,157
2020	117

Total	$8,686

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

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee to Fox Paine & Company. See Note 14 above for additional information pertaining to this management agreement.

16.	Share-Based Compensation Plans

The fair value method of accounting recognizes share-based compensation to employees and non-employee directors in the consolidated statements of operations using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.

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

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the consolidated statements of cash flows as financing cash inflows. The tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $0.1 million, $0.05 million, and $0.04 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share Incentive Plan

On June 11, 2014, the Company’s Shareholders approved the Global Indemnity plc Share Incentive Plan (the “Plan”). The previous share incentive plan, which became effective in 2003, expired per its terms on

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 5, 2013. As a result of the redomestication, the Global Indemnity plc Share Incentive Plan’s sponsorship and existing obligations with respect to awards granted and outstanding were assumed by the Company and the Global Indemnity plc Share Incentive Plan was replaced with the Global Indemnity Limited Share Incentive Plan (collectively, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. Under the Plan, the Company may grant up to 2.0 million A ordinary shares pursuant to grants under the Plan.

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2014	412,500	—	412,500	$18.62
Options issued	325,000	—	325,000	$31.74
Options forfeited	(125,000)	—	(125,000)	$19.60
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2014	612,500	—	612,500	$25.38
Options issued	—	200,000	200,000	$28.37
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	(12,500)	—	(12,500)	$37.70
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2015	600,000	200,000	800,000	$25.94
Options issued	—	—	—	—
Options forfeited	—	(200,000)	(200,000)	$28.37
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2016	600,000	—	600,000	$25.13

Options exercisable at December 31, 2016	450,000	—	450,000	$22.71

Of the 450,000 of options exercisable at December 31, 2016, 250,000 options are still subject to a clawback which is based on the remeasurement of accident year results on the third anniversary after the options provisionally vest.

During the year ended December 31, 2015, the Company awarded 200,000 options with a strike price of $28.37 which were subsequently forfeited during the year ended December 31, 2016. During the year ended December 31, 2014, the Company granted 325,000 Time-Based Options under the Plan. Of these options, 25,000 were forfeited during 2014. The remaining 300,000 stock options were issued to the Company’s Chief Executive Officer. See below for vesting schedule related to this stock award.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $0.3 million, $0.4 million, and $0.3 million of compensation expense for stock options outstanding under the Plan in each of the years ended December 31, 2016, 2015, and 2014, respectively.

The Company did not receive any proceeds from the exercise of options during 2016, 2015 or 2014 under the Plan.

Amortization expense related to options outstanding is anticipated to be $0.3 million in 2017.

Option intrinsic values, which are the differences between the fair value of $38.21 at December 31, 2016 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price		Intrinsic Value
Outstanding	600,000	$25.13		$7.9 million
Exercisable	450,000	$22.71	(1)	$7.0 million
Exercised (1)	—	—		—

(1)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2016 include the following:

Option Price	Number of options exercisable
$17.87	300,000
$32.38	150,000

Options exercisable at December 31, 2016	450,000

There were no options granted under the Plan in 2016. The weighted average fair value of options granted under the Plan was $8.69 and $7.92 in 2015 and 2014, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	31.59%	37.7%
Risk-free interest rate	1.7%	1.7%
Expected option life	5.0 years	6.9 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2016, 2015, and 2014:

Ranges of Exercise Prices	Outstanding at December 31, 2016		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 – $19.99	300,000		$17.87	4.7 years
$20.00 – $29.99	—		—	N/A
$30.00 – $37.70	300,000	(1)	$32.38	7.1 years

Total	600,000

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Shares

In addition to stock option grants, the Plan also provides for the granting of restricted shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $3.2 million, $3.5 million and $2.6 million for 2016, 2015, and 2014, respectively. The total unrecognized compensation expense for the non-vested restricted stock is $2.9 million at December 31, 2016, which will be recognized over a weighted average life of 1.4 years.

The following table summarizes the restricted stock grants since the 2003 inception of the previous share incentive plan.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2013	711,068	405,280	1,116,348
2014	95,694	36,608	132,302
2015	138,507	36,321	174,828
2016	121,346	35,185	156,531

	1,066,615	513,394	1,580,009

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2016, 2015, and 2014:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2014	98,121	$21.48
Shares issued	132,302	$25.67
Shares vested	(57,017)	$24.29
Shares forfeited	(1,131)	$22.13

Non-vested Restricted Shares at December 31, 2014	172,275	$23.76
Shares issued	174,828	$28.24
Shares vested	(70,503)	$25.31
Shares forfeited	(16,695)	$24.11

Non-vested Restricted Shares at December 31, 2015	259,905	$26.33
Shares issued	156,531	$29.44
Shares vested	(111,205)	$26.11
Shares forfeited	(5,633)	$27.25

Non-vested Restricted Shares at December 31, 2016	299,598	$28.02

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2016, the Company granted an aggregate of 121,346 A ordinary shares to key employees at a weighted average grant date fair value of $28.97 per share under the Plan. Of the shares granted in 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 shares were granted to another key employee and vest 100% on February 7, 2019. 8,253 shares were granted to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on the first, second, and third anniversary of the grant, respectively.

•	50% of granted stock vests 100% on the third anniversary of the grant subject to true-up of bonus year underwriting results and are subject to Board approval.

During 2016, the Company granted 35,185 A ordinary shares, at a weighted average grant date fair value of $31.05 per share, to non-employee directors of the Company under the Plan.

All of the shares granted to non-employee directors in 2016, 2015, and 2014 were fully vested but subject to certain restrictions.

Chief Executive Officer

Effective September 19, 2011, Cynthia Y. Valko was hired as the Company’s Chief Executive Officer.

Ms. Valko’s terms of employment included two equity components including the granting of 300,000 stock options with a strike price equal to the closing price of the Company’s shares on the trading day preceding the start date, or $17.87 per share, and an annual bonus opportunity of which 50% shall be paid in restricted shares based on the market value of the Company’s shares as of December 31 of the subject bonus year. The stock options vested 33 1/3% on December 31, 2012, 2013, and 2014. The restricted shares vest 33 1/3% on each anniversary of the subject bonus year. All equity components based on performance are subject to accident year true-up of bonus year underwriting results and are subject to Board approval.

In 2014, Ms. Valko was awarded an additional 300,000 stock options. The stock options vest as follows: 20% vested on December 31, 2015, 30% vested on December 31, 2016, and the remaining 50% vest on December 31, 2017 and are based on achieving underwriting income, premium volume, and underwriting profitability targets, subject to an accident year true up on the 3rd anniversary of each such year. Vesting of the stock options is subject to continued employment. The exercise price applicable to the Stock Options is $25.00 subject to

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment based on the Company’s average year-end tangible book value per share, the average interest rate of certain Treasury bonds and the time period elapsed between January 1, 2014 and the date the stock options are exercised. The stock options were granted under and are subject to the terms of the Plan, as amended, subject to shareholder approval of such plan to the extent required to affect such grant under the plan.

17.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.9 million, $2.0 million, and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

18.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2016	2015	2014
Net income	$49,868	$41,469	$62,856

Basic earnings per share:
Weighted average shares outstanding—basic	17,246,717	24,253,657	25,131,811

Net income per share	$2.89	$1.71	$2.50

Diluted earnings per share:
Weighted average shares outstanding—diluted	17,547,061	24,505,851	25,331,420

Net income per share	$2.84	$1.69	$2.48

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2016	2015	2014
Weighted average shares for basic earnings per share	17,246,717	24,253,657	25,131,811
Non-vested restricted stock	187,526	148,669	100,546
Options	112,818	103,525	99,063

Weighted average shares for diluted earnings per share	17,547,061	24,505,851	25,331,420

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2016, 2015 and 2014 do not include 300,000, 500,000, and 312,500 options, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options which are deemed to be anti-dilutive at December 31, 2016:

Grant Date	Expiration Date	Outstanding Options	Strike Price
February 9, 2014	February 9, 2024	300,000	$32.38

		300,000

19.	Statutory Financial Information

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2016, the maximum amount of distributions that could be paid in 2017 by the United National insurance companies, the Penn-America insurance companies, and American Reliable as dividends under

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable laws and regulations without regulatory approval is approximately $17.8 million, $8.0 million and $3.4 million, respectively. The Penn-America insurance companies limitation includes $2.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2016 ownership percentages. United National Specialty Insurance Company paid a $12.0 million dividend to its parent company, Diamond State Insurance Company in September, 2016. The Penn-America insurance companies and American Reliable did not declare or pay any dividends in 2016. The maximum amount of distributions that can be paid in 2017 are not impacted by the $35.0 million in dividends that were paid on January 10, 2017, which were previously declared in 2015 by the United National insurance companies.

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

Based on the standards currently adopted, the Company reported in its 2016 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statutory capital and surplus, as of end of period	$323,144	$318,101	$253,362
Statutory net income (loss)	35,618	48,633	36,003

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

GLOBAL INDEMNITY LIMITED

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2016 statutory financial statements that will be filed in 2017, Global Indemnity Reinsurance could pay a dividend of up to $324.7 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statutory capital and surplus, as of end of period	$838,923	$713,842	$923,862
Statutory net income (loss)	32,768	864	44,593

20.	Segment Information

The Company manages its business through three business segments: Commercial Lines, managed in Bala Cynwyd, Pennsylvania, offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs; Personal Lines, managed in Scottsdale, Arizona, offers specialty personal lines and agricultural coverage; and Reinsurance Operations, managed in Bermuda, provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income. This transaction will not have an impact on the Company’s ongoing business operations. Going forward, any business previously written by United National Specialty Insurance Company has been and will be written by other companies within the Company’s U.S. Insurance Operations.

All three segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 3.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to 2015, the Commercial Lines segment was known as Insurance Operations segment. With the acquisition of American Reliable, the Insurance Operations segment was renamed to Commercial Lines segment. American Reliable became the Company’s Personal Lines segment. For segment reporting, the values for 2014 did not change for Commercial Lines and Reinsurance Operations.

The following are tabulations of business segment information for the years ended December 31, 2016, 2015, and 2014. Corporate information is included to reconcile segment data to the consolidated financial statements.

2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$205,120		$300,888	(6)	$59,837		$565,845

Net premiums written	$184,911		$226,228		$59,801		$470,940

Net premiums earned	$190,727		$236,170		$41,568		$468,465
Other income (loss)	7,472		3,097		(224)		10,345

Total revenues	198,199		239,267		41,344		478,810

Losses and Expenses:
Net losses and loss adjustment expenses	74,996		174,933		14,074		264,003
Acquisition costs and other underwriting expenses	77,297	(3)	103,289	(4)	16,064		196,650

Income (loss) from segments	$45,906		$(38,955)		$11,206		$18,157

Unallocated Items:
Net investment income							33,983
Net realized investment gains							21,721
Corporate and other operating expenses							(17,338)
Interest expense							(8,905)

Income before income taxes							47,618
Income tax benefit							2,250

Net income							49,868

Total assets	$804,418		$456,654		$711,874	(5)	$1,972,946

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $523 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $1,181 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes $35,334 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$214,218		$326,282	(6)	$49,733		$590,233

Net premiums written	$197,526		$254,035		$49,683		$501,244

Net premiums earned	$199,304		$253,048		$51,791		$504,143
Other income (loss)	621		2,872		(93)		3,400

Total revenues	199,925		255,920		51,698		507,543

Losses and Expenses:
Net losses and loss adjustment expenses	97,530		163,986		13,852		275,368
Acquisition costs and other underwriting expenses	83,170	(3)	99,140	(4)	18,993		201,303

Income (loss) from segments	$19,225		$(7,206)		$18,853		$30,872

Unallocated Items:
Net investment income							34,609
Net realized investment losses							(3,374)
Corporate and other operating expenses							(24,448)
Interest expense							(4,913)

Income before income taxes							32,746
Income tax benefit							8,723

Net income							41,469

Total assets	$729,097		$510,503		$717,694	(5)	$1,957,294

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $1,051 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $1,265 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes $55,829 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014: (Dollars in thousands)	Commercial Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$229,978		$61,275	(5)	$291,253

Net premiums written	$212,965		$60,216		$273,181

Net premiums earned	$211,165		$57,354		$268,519
Other income (loss)	620		(65)		555

Total revenue	211,785		57,289		269,074
Losses and Expenses:
Net losses and loss adjustment expenses	117,586		19,975		137,561
Acquisition costs and other underwriting expenses	88,983	(3)	20,636		109,619

Income from segments	$5,216		$16,678		$21,894

Unallocated items:
Net investment income					28,821
Net realized investment gains					35,860
Corporate and other operating expenses					(14,559)
Interest expense					(822)

Income before income taxes					71,194
Income tax expense					(8,338)

Net income					$62,856

Total assets	$1,288,763		$641,270	(4)	$1,930,033

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes excise tax of $1,114 related to cessions from Commercial Lines to Reinsurance Operations.
(4)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.

21.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2016, 2015, and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Federal income taxes paid	$195	$104	$13,997
Federal income taxes recovered	4,889	2	136
Interest paid	8,771	3,926	804

Non-Cash Activities

On January 1, 2015, Global Indemnity Group, Inc. acquired 100% of the voting equity interest of American Reliable. In conjunction with the acquisition, fair value of assets acquired and liabilities assumed by the Company were as follows:

(Dollars in thousands)
Fair value of assets acquired (including goodwill)	$383,668
Liabilities assumed	283,871

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	New Accounting Pronouncements

The following are new accounting guidance issued in 2016 which have not yet been adopted.

In October, 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding intra-entity transfers of assets other than inventory. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

In August, 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding the classification of certain cash receipts and cash payments within the statements of cash flows. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

23.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2016 and 2015 quarterly performance is as follows:

	Year Ended December 31, 2016
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$121,636	$117,804	$119,553	$109,472
Net investment income	9,746	6,562	8,795	8,880
Net realized investment gains (losses)	(7,493)	(3,492)	1,928	30,778
Net losses and loss adjustment expenses	64,784	78,111	72,162	48,946
Acquisition costs and other underwriting expenses	52,090	48,542	48,129	47,889
Income (loss) before income taxes	1,953	(11,468)	10,598	46,535
Net income (loss)	7,125	(5,165)	9,535	38,373
Per share data—Diluted:
Net income (loss)	$0.41	$(0.30)	$0.54	$2.18

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2015
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$127,337	$128,877	$124,707	$123,222
Net investment income	8,241	9,141	8,852	8,375
Net realized investment gains (losses)	(2,970)	6,532	(10,778)	3,842
Net losses and loss adjustment expenses	69,619	79,560	77,691	48,498
Acquisition costs and other underwriting expenses	48,258	50,926	50,934	51,185
Income before income taxes	3,238	9,772	(9,727)	29,463
Net income	6,794	11,117	(3,746)	27,304
Per share data—Diluted:
Net income	$0.26	$0.43	$(0.15)	$1.30

24.	Subsequent events

On February 17, 2017, the Company transferred the margin borrowing facility, described above in footnote 12, to a new broker. As of the transfer date, the Company had borrowed $74.8 million. The borrowing rate is tied to the Fed Funds Effective rate and is currently less than 1%. Approximately $95.0 million in collateral was deposited to support the transfer. The borrowing is subject to a maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The margin borrowing facility contains events of default, including, without limitation, insolvency, breach of contract, assignment for the benefit of the Company’s creditors, failure to comply with any representations or warranties, and proceedings to suspend the Company’s business or license by any regulator or organization.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2016. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2016. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2016, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 167.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of Global Indemnity Limited

We have audited Global Indemnity Limited’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Global Indemnity Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Global Indemnity Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Indemnity Limited as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 of Global Indemnity Limited, and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 10, 2017

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (“2016 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2017 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2017 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2017 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2017 Proxy Statement.

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 88 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 88 are filed as part of this report.

Exhibit No.	Description

2.1	American Reliable SPA dated as of October 16, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2014 (File No. 001-34809)).

3.1	Certificate of Incorporation of Global Indemnity Limited (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

3.2	Certificate of Incorporation of Change on Name of Global Indemnity Limited (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

3.3	Amended and Restated Memorandum and Articles of Association of Global Indemnity Limited (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

4.1	Specimen Share Certificate (evidencing the common shares of Global Indemnity Limited)(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

4.2	Indenture, dated as of August 12, 2015, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 12, 2015)(File No. 001-34809)).

4.3	First Supplemental Indenture, dated November 7, 2016, among Global Indemnity Limited, Global Indemnity plc and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of August 12, 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

4.4	Officers’ Certificate, dated August 12, 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

4.5	Form of 7.75% Subordinated Notes due 2045 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

Exhibit No.	Description

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.5*	Amendment No. 3 to the Management Agreement, dated as of April 10, 2011, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34809)).

10.6*	Amended and Restated Management Agreement, dated as of October 31, 2013, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.7*	Confirmation Letter, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc, Global Indemnity (Cayman) Limited and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.8*	Reaffirmation Agreements, dated as of October 31, 2013, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc. reaffirming the March 15, 2011 Guaranty Agreements (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.9*	Reaffirmation Agreement, dated as of November 7, 2016, by Global Indemnity Group, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.10*	Reaffirmation Agreement, dated as of November 7, 2016, by Global Indemnity Reinsurance Company, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8K-12B dated November 7, 2016 (File No. 001-34809)).

10.11*	Amendment No. 1 and the Global Indemnity plc Share Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 28, 2015 (File No. 001-34809)).

10.12*	Global Indemnity Limited Share Incentive Plan, as amended and restated and effective as of November 7, 2016 (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

Exhibit No.	Description

10.13*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.14*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.15*	Global Indemnity Limited Annual Incentive Awards Program, as amended and restated and effective as of November 7, 2016 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.16*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.17*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.18*	Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 001-34809)).

10.19*	Assignment and Assumption Agreement, dated as of November 7, 2016, between Global Indemnity Limited and Global Indemnity plc (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.20*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.21*	Assignment and Assumption Agreement, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc and Fox Paine Capital Fund II International L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.22*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.23*	Form of Assignment and Assumption Agreement, dated as of , 2016, between Global Indemnity Limited, Global Indemnity plc, United America Indemnity, Ltd. and certain directors and officers of who may become a party thereto (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.24*	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

10.25*	Amendment to Executive Employment Agreement with William J. Devlin, Jr., dated November 7, 2016 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12B (File No. 001-34809)).

Exhibit No.	Description

10.26*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.27*	Amendment to Executive Employment Agreement with Matthew B. Scott, dated November 7, 2016 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.28*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.29*	Amendment to Executive Employment Agreement with Thomas M. McGeehan, dated November 7, 2016 (incorporated by reference to exhibit 10.10 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.30*	Executive Employment Agreement with Cynthia Y. Valko, dated November 7, 2016 (incorporated by reference to exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.31*	Executive Employment Term Sheet with Stephen Green, dated February 18, 2015 (incorporated by reference to exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.32*	Amendment to the Executive Employment Term Sheet with Stephen Green, dated November 7, 2016 (incorporated by reference to exhibit 10.9 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.33	Amended and Restated Institutional Account Agreement dated as of June 7, 2013 (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34809)).

10.34	Amended and Restated Institutional Account Agreement dated as of May 28, 2014 (incorporated by reference to exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.35	Redemption Agreement, dated October 29, 2015, by and between Global Indemnity plc and the parties listed on Annex A thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated October 29, 2015)(File No. 001-34809)).

10.36	Amended and Restated Additional Redemption Agreement, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc and other parties listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.37	Assignment and Assumption Agreement, dated as of November 7, 2016, among Global Indemnity Limited, Global Indemnity plc, Global Indemnity Group, Inc., American Bankers Insurance Group, Inc. and Assurant, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8K-12B dated November 7, 2016 (File No. 001-34809)).

10.38	Deed Poll, dated as of November 7, 2016, by Global Indemnity Limited (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

21.1+	List of Subsidiaries.

23.1+	Consent of Ernst and Young LLP.

Exhibit No.	Description

23.2+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 10, 2017.

SIGNATURE	TITLE

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Cynthia Y. Valko Cynthia Y. Valko	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Thomas M. McGeehan Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ John H. Howes John H. Howes	Director

/s/ Bruce Lederman Bruce Lederman	Director

/s/ Raphael de Balmann Raphael de Balmann	Director

/s/ Joseph W. Brown Joseph W. Brown	Director

GLOBAL INDEMNITY LIMITED

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2016
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$71,517	$72,047	$72,047
States, municipalities, and political subdivisions	155,402	156,446	156,446
Mortgage-backed and asset-backed securities	506,842	505,651	505,651
Public utilities	24,949	24,847	24,847
All other corporate bonds	482,629	481,040	481,040

Total fixed maturities	1,241,339	1,240,031	1,240,031

Equity securities:
Common stocks:
Public utilities	8,881	9,146	9,146
Industrial and miscellaneous	110,634	111,411	111,411

Total equity securities	119,515	120,557	120,557

Other long-term investments	66,121	66,121	66,121

Total investments	$1,426,975	$1,426,709	$1,426,709

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts; original cost for other long-term investments adjusted for income or loss earned on investments in accordance with equity method of accounting. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY LIMITED

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

Years Ended December 31, 2016
ASSETS
Fixed maturities	$3,770
Cash and cash equivalents	91
Intercompany note receivable (1)	750,397
Equity in unconsolidated subsidiaries (1)	292,195
Receivable for Securities	1
Other assets	59

Total assets	$1,046,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$96,497
Intercompany notes payable (1)	141,998
Interest Payable	990
Due to affiliates (1)	8,759
Other liabilities	318

Total liabilities	$248,562

Commitments and contingencies	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued and outstanding: 13,436,548; B ordinary shares issued and outstanding: 4,133,366	2
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—
Additional paid-in capital	430,283
Accumulated other comprehensive income, net of tax	(618)
Retained earnings	368,284

Total shareholders’ equity	797,951

Total liabilities and shareholders’ equity	$1,046,513

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant

(Parent Only)

Balance Sheet

(Dollars in thousands, except share data)

Year Ended December 31, 2015
ASSETS
Cash and cash equivalents	$2,185
Equity in unconsolidated subsidiaries (1)	951,760
Due from affiliates (1)	3,645

Total assets	$957,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$96,388
Intercompany notes payable (1)	108,000
Other liabilities	3,221

Total liabilities	207,609

Commitments and contingencies	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued and outstanding: 16,424,546 and 13,313,751, respectively; B ordinary shares issued and outstanding: 4,133,366	3
Deferred shares, €1 par value, 40,000 ordinary shares authorized, issued and outstanding (1)	55
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—
Additional paid-in capital	529,872
Accumulated other comprehensive income, net of tax	4,078
Retained earnings	318,416
A ordinary shares in treasury, at cost: 3,110,795 shares	(102,443)

Total shareholders’ equity	749,981

Total liabilities and shareholders’ equity	$957,590

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II—Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

Year Ended December 31, 2016
Revenues:
Net investment income	$28

Total revenues	28
Expenses:
Intercompany interest expense (1)	198
Other expenses	1,833

Loss before equity in earnings of unconsolidated subsidiaries	(2,003)
Equity in earnings of unconsolidated subsidiaries (1)	51,871

Net income	49,868

Other comprehensive income (loss), net of tax:
Unrealized holding losses	(17)
Equity in other comprehensive loss of unconsolidated subsidiaries (1)	(4,679)

Other comprehensive loss, net of tax	(4,696)

Comprehensive income, net of tax	$45,172

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant (continued)

(Parent Only)

Statements of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2015	2014
Revenues:
Total revenues	$—	$—
Expenses:
Intercompany interest expense (1)	1,296	1,296
Other expenses	8,203	4,484

Loss before equity in earnings of unconsolidated subsidiaries	(9,499)	(5,780)
Equity in earnings of unconsolidated subsidiaries (1)	50,968	68,636

Net income	41,469	62,856

Other comprehensive income (loss), net of tax:
Equity in other comprehensive loss of unconsolidated subsidiaries (1)	(19,306)	(30,644)

Other comprehensive loss, net of tax	(19,306)	(30,644)

Comprehensive income, net of tax	$22,163	$32,212

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31, 2016
Net cash provided by operating activities	$1

Cash flows from investing activities activities:
Proceeds from disposition of subsidiaries	456
Capital contribution to a subsidiary	(450)
Proceeds from sale of fixed maturities	84

Net cash provided by investing activities	90

Net change in cash and equivalents	91
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$91

Supplemental Non-Cash Disclosure:

The Company did not receive any non-cash dividends during the years ended December 31, 2016.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II—Condensed Financial Information of Registrant—(continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2015	2014
Net cash provided by (used for) operating activities	$95,891	$(1,598)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	100,000	—
Debt issuance cost	(3,659)	—
Purchases of A ordinary shares	(333)	(139)
Tax benefit on share-based compensation expense	10	37
Redemption of ordinary shares	(189,770)	—

Net cash used for financing activities	(93,752)	(102)

Net change in cash and equivalents	2,139	(1,700)
Cash and cash equivalents at beginning of period	46	1,746

Cash and cash equivalents at end of period	$2,185	$46

Supplemental Non-Cash Disclosure:

During the year ended December 31, 2014, the Company received a non-cash dividend of $2.7 million and from one of its subsidiaries which was used to repay intercompany balances due. The Company did not receive any non-cash dividends during the year ended December 31, 2015.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2016:
Commercial Lines	$19,755	$458,645	$94,698		$—
Personal Lines	28,381	127,350	157,464	—
Reinsurance Operations	9,765	65,047	34,822	—
At December 31, 2015:
Commercial Lines	$20,784	$524,607	$100,027		$—
Personal Lines	31,900	94,359	169,669	—
Reinsurance Operations	3,833	61,081	16,589	—
At December 31, 2014:
Commercial Lines	$21,249	$579,621	$102,118		$—
Reinsurance Operations	3,989	95,851	18,697	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2016:
Commercial Lines	$190,727	$74,996	$42,361	$184,911
Personal Lines	236,170	174,933	61,416	226,228
Reinsurance Operations	41,568	14,074	10,540	59,801

Total	$468,465	$264,003	$114,317	$470,940

For the year ended December 31, 2015:
Commercial Lines	$199,304	$97,530	$43,821	$197,526
Personal Lines	253,048	163,986	31,291	254,035
Reinsurance Operations	51,791	13,852	11,058	49,683

Total	$504,143	$275,368	$86,170	$501,244

For the year ended December 31, 2014:
Commercial Lines	$211,165	$117,586	$45,015	$212,965
Reinsurance Operations	57,354	19,975	12,036	60,216

Total	$268,519	$137,561	$57,051	$273,181

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2016	$33,983	$17,338
For the year ended December 31, 2015	$34,609	$24,448
For the year ended December 31, 2014	$28,821	$14,559

GLOBAL INDEMNITY LIMITED

SCHEDULE IV—REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2016:
Property & Liability Insurance	$466,750	$96,552	$98,267	$468,465	21.0%
For the year ended December 31, 2015:
Property & Liability Insurance	$452,441	$92,852	$144,554	$504,143	28.7%
For the year ended December 31, 2014:
Property & Liability Insurance	$228,652	$18,547	$58,414	$268,519	21.8%

GLOBAL INDEMNITY LIMITED

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2016:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,646	$282	$—	$—	$1,928
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,675	(1,635)	—	—	8,040
For the year ended December 31, 2015:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,518	$128	$—	$—	$1,646
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,350	325	—	—	9,675
For the year ended December 31, 2014:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,782	$(264)	$—	$—	$1,518
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,010	340	—	—	9,350

GLOBAL INDEMNITY LIMITED

SCHEDULE VI—SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2016	$57,901	$651,042	$2,000	$286,984
As of December 31, 2015	56,517	680,047	3,000	286,285
As of December 31, 2014	25,238	675,472	4,000	120,815

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2016	$468,465	$33,983	$321,255	$(57,252)	$114,317	$317,369	$470,940
For the year ended December 31, 2015	504,143	34,609	310,066	(34,698)	86,170	332,417	501,244
For the year ended December 31, 2014	268,519	28,821	153,994	(16,433)	57,051	172,265	273,181

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.