Form 10-Q
period 2017-03-31
Global Indemnity Ltd
filed 2017-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐;	Accelerated filer	☒;

Non-accelerated filer	☐;	Smaller reporting company	☐;

		Emerging growth company	☐;

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, the registrant had outstanding 13,427,223 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,309,245 and $1,241,339)	$1,309,753	$1,240,031
Equity securities:
Available for sale, at fair value (cost: $122,559 and $119,515)	128,705	120,557
Other invested assets	64,213	66,121

Total investments	1,502,671	1,426,709

Cash and cash equivalents	127,543	75,110
Premiums receivable, net	80,727	92,094
Reinsurance receivables, net	106,432	143,774
Funds held by ceding insurers	31,862	13,114
Deferred federal income taxes	41,989	40,957
Deferred acquisition costs	58,090	57,901
Intangible assets	22,946	23,079
Goodwill	6,521	6,521
Prepaid reinsurance premiums	33,108	42,583
Other assets	60,496	51,104

Total assets	$2,072,385	$1,972,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$622,088	$651,042
Unearned premiums	275,884	286,984
Federal income taxes payable	220	219
Ceded balances payable	7,550	14,675
Payable for securities purchased	8,387	3,717
Contingent commissions	3,553	9,454
Debt	296,454	163,143
Other liabilities	43,082	45,761

Total liabilities	$1,257,218	$1,174,995

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 13,449,721 and 13,436,548 respectively; A ordinary shares outstanding: 13,420,756 and 13,436,548, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	431,404	430,283
Accumulated other comprehensive income, net of taxes	4,332	(618)
Retained earnings	380,566	368,284
A ordinary shares in treasury, at cost: 28,965 and 0 shares, respectively	(1,137)	—

Total shareholders’ equity	815,167	797,951

Total liabilities and shareholders’ equity	$2,072,385	$1,972,946

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2017	2016
Revenues:
Gross premiums written	$123,751	$141,366

Net premiums written	$111,506	$116,872

Net premiums earned	$113,126	$121,636
Net investment income	8,644	9,746
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(110)	(1,050)
Other net realized investment gains (losses)	885	(6,443)

Total net realized investment gains (losses)	775	(7,493)
Other income	1,368	956

Total revenues	123,913	124,845

Losses and Expenses:
Net losses and loss adjustment expenses	62,561	64,784
Acquisition costs and other underwriting expenses	46,551	52,090
Corporate and other operating expenses	3,054	3,803
Interest expense	2,467	2,215

Income before income taxes	9,280	1,953
Income tax benefit	(3,002)	(5,172)

Net income	$12,282	$7,125

Per share data:
Net income
Basic	$0.71	$0.41

Diluted	$0.70	$0.41

Weighted-average number of shares outstanding
Basic	17,316,015	17,224,051

Diluted	17,646,080	17,444,020

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2017	2016
Net income	$12,282	$7,125

Other comprehensive income, net of tax:
Unrealized holding gains	5,178	10,130
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	(1)
Reclassification adjustment for gains included in net income	(406)	(970)
Unrealized foreign currency translation gains (losses)	178	(1)

Other comprehensive income, net of tax	4,950	9,158

Comprehensive income, net of tax	$17,232	$16,283

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2017	Year Ended December 31, 2016
Number of A ordinary shares issued:
Number at beginning of period	13,436,548	16,424,546
Ordinary shares issued under share incentive plans	6,473	115,711
Ordinary shares issued to directors	6,700	35,185
Reduction in treasury shares due to redomestication	—	(3,138,894)

Number at end of period	13,449,721	13,436,548

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning of period	$1	$2
Reduction in treasury shares due to redomestication	—	(1)

Balance at end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$430,283	$529,872
Reduction in treasury shares due to redomestication	—	(103,248)
Share compensation plans	1,121	3,532
Tax benefit on share-based compensation expense	—	127

Balance at end of period	$431,404	$430,283

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$(618)	$4,078
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	4,772	(4,751)
Change in other than temporary impairment losses recognized in other comprehensive income	—	(3)
Unrealized foreign currency translation gains	178	58

Other comprehensive income (loss)	4,950	(4,696)

Balance at end of period	$4,332	$(618)

Retained earnings:
Balance at beginning of period	$368,284	$318,416
Net income	12,282	49,868

Balance at end of period	$380,566	$368,284

Number of treasury shares:
Number at beginning of period	—	3,110,795
A ordinary shares purchased	28,965	28,099
Reduction in treasury shares due to redomestication	—	(3,138,894)

Number at end of period	28,965	—

Treasury shares, at cost:
Balance at beginning of period	$—	$(102,443)
A ordinary shares purchased, at cost	(1,137)	(805)
Reduction in treasury shares due to redomestication	—	103,248

Balance at end of period	$(1,137)	—

Total shareholders’ equity	$815,167	$797,951

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$12,282	$7,125
Adjustments to reconcile net income to net cash used for operating activities:
Amortization and depreciation	1,553	1,685
Amortization of debt issuance costs	34	31
Restricted stock and stock option expense	1,121	559
Deferred federal income taxes	(3,098)	(5,285)
Amortization of bond premium and discount, net	2,451	2,513
Net realized investment gains (losses)	(775)	7,493
Equity in the earnings of equity method limited liability investments	(1,692)	(2,034)
Changes in:
Premiums receivable, net	11,367	3,677
Reinsurance receivables, net	37,342	2,030
Funds held by ceding insurers	(18,651)	(1,244)
Unpaid losses and loss adjustment expenses	(28,954)	(3,811)
Unearned premiums	(11,100)	1,276
Ceded balances payable	(7,125)	1,172
Other assets and liabilities, net	(13,435)	(17,489)
Contingent commissions	(5,901)	(2,999)
Federal income tax receivable/payable	1	(103)
Deferred acquisition costs, net	(189)	1,179
Prepaid reinsurance premiums	9,475	(6,042)

Net cash used for operating activities	(15,294)	(10,267)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	139,350	65,641
Proceeds from sale of equity securities	5,626	11,453
Proceeds from maturity of fixed maturities	14,418	30,352
Proceeds from limited partnerships	3,600	2,000
Amounts (paid) or received in connection with derivatives	114	(6,680)
Purchases of fixed maturities	(219,345)	(96,148)
Purchases of equity securities	(8,176)	(10,094)

Net cash used for investing activities	(64,413)	(3,476)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	7,497	(5,314)
Proceeds from issuance of subordinated notes	130,000	—
Debt issuance cost	(4,220)	(14)
Tax benefit on share-based compensation expense	—	125
Purchase of A ordinary shares	(1,137)	(787)

Net cash provided by (used for) financing activities	132,140	(5,990)

Net change in cash and cash equivalents	52,433	(19,733)
Cash and cash equivalents at beginning of period	75,110	67,037

Cash and cash equivalents at end of period	$127,543	$47,304

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Limited (“Global Indemnity” or “the Company”) was incorporated on February 9, 2016 and is domiciled in the Cayman Islands. On November 7, 2016, Global Indemnity replaced Global Indemnity plc as the ultimate parent company as a result of a redomestication transaction. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI. Please see Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s redomestication.

The Company manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines, managed in Bala Cynwyd, Pennsylvania, offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into three product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis and is managed in Scottsdale, Arizona. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”). Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (‘Insurance Operations”).

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company (“American Reliable”), which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the quarter ended March 31, 2016 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2017 and 2016 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY LIMITED

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2017
Fixed maturities:
U.S. treasury and agency obligations	$106,847	$782	$(206)	$107,423	$—
Obligations of states and political subdivisions	164,397	1,490	(287)	165,600	—
Mortgage-backed securities	100,863	761	(527)	101,097	—
Asset-backed securities	252,025	571	(483)	252,113	(2)
Commercial mortgage-backed securities	149,676	72	(1,430)	148,318	—
Corporate bonds	422,444	2,037	(2,068)	422,413	—
Foreign corporate bonds	112,993	263	(467)	112,789	—

Total fixed maturities	1,309,245	5,976	(5,468)	1,309,753	(2)
Common stock	122,559	9,334	(3,188)	128,705	—
Other invested assets	64,213	—	—	64,213	—

Total	$1,496,017	$15,310	$(8,656)	$1,502,671	$(2)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2016
Fixed maturities:
U.S. treasury and agency obligations	$71,517	$763	$(233)	$72,047	$—
Obligations of states and political subdivisions	155,402	1,423	(379)	156,446	—
Mortgage-backed securities	88,131	895	(558)	88,468	—
Asset-backed securities	233,890	684	(583)	233,991	(4)
Commercial mortgage-backed securities	184,821	118	(1,747)	183,192	—
Corporate bonds	381,209	1,666	(2,848)	380,027	—
Foreign corporate bonds	126,369	164	(673)	125,860	—

Total fixed maturities	1,241,339	5,713	(7,021)	1,240,031	(4)
Common stock	119,515	3,445	(2,403)	120,557	—
Other invested assets	66,121	—	—	66,121	—

Total	$1,426,975	$9,158	$(9,424)	$1,426,709	$(4)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders’ equity at March 31, 2017 or December 31, 2016.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$96,874	$96,991
Due in one year through five years	631,581	632,225
Due in five years through ten years	68,871	69,608
Due in ten years through fifteen years	3,245	3,237
Due after fifteen years	6,110	6,164
Mortgage-backed securities	100,863	101,097
Asset-backed securities	252,025	252,113
Commercial mortgage-backed securities	149,676	148,318

Total	$1,309,245	$1,309,753

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2017:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$67,936	$(206)	$—	$—	$67,936	$(206)
Obligations of states and political subdivisions	38,479	(265)	2,355	(22)	40,834	(287)
Mortgage-backed securities	75,197	(509)	288	(18)	75,485	(527)
Asset-backed securities	102,014	(476)	2,240	(7)	104,254	(483)
Commercial mortgage-backed securities	84,067	(1,043)	47,882	(387)	131,949	(1,430)
Corporate bonds	140,178	(1,997)	5,764	(71)	145,942	(2,068)
Foreign corporate bonds	63,510	(467)	—	—	63,510	(467)

Total fixed maturities	571,381	(4,963)	58,529	(505)	629,910	(5,468)
Common stock	40,696	(3,188)	—	—	40,696	(3,188)

Total	$612,077	$(8,151)	$58,529	$(505)	$670,606	$(8,656)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY LIMITED

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2017, gross unrealized losses related to U.S. treasury and agency obligations were $0.206 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. The analysis is driven by moderate interest rate anticipation, yield curve management, and security selection.

Obligations of states and political subdivisions – As of March 31, 2017, gross unrealized losses related to obligations of states and political subdivisions were $0.287 million. Of this amount, $0.022 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

GLOBAL INDEMNITY LIMITED

Mortgage-backed securities (“MBS”) – As of March 31, 2017, gross unrealized losses related to mortgage-backed securities were $0.527 million. Of this amount, $0.018 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset-backed securities (“ABS”) - As of March 31, 2017, gross unrealized losses related to asset backed securities were $0.483 million. Of this amount, $0.007 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 21.6. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2017, gross unrealized losses related to the CMBS portfolio were $1.430 million. Of this amount, $0.387 million have been in an unrealized loss position for twelve months or greater and are rated A+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 32.2. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of March 31, 2017, gross unrealized losses related to corporate bonds were $2.068 million. Of this amount, $0.071 million have been in an unrealized loss position for twelve months or greater and are rated A-. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of March 31, 2017, gross unrealized losses related to foreign bonds were $0.467 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated investment grade. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock – As of March 31, 2017, gross unrealized losses related to common stock were $3.188 million. All unrealized losses have been in an unrealized loss position for less than twelve months. To determine if an other than

GLOBAL INDEMNITY LIMITED

temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2017 and 2016:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Fixed maturities:
OTTI losses, gross	$(31)	$(56)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—

Net impairment losses on fixed maturities recognized in earnings	(31)	(56)
Equity securities	(79)	(994)

Total	$(110)	$(1,050)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters ended March 31, 2017 and 2016 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$31	$31
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—

Balance at end of period	$31	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2017 and December 31, 2016 was as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Net unrealized gains (losses)from:
Fixed maturities	$508	$(1,308)
Common stock	6,146	1,042
Foreign currency fluctuations	97	—
Deferred taxes	(2,419)	(352)

Accumulated other comprehensive income, net of tax	$4,332	$(618)

GLOBAL INDEMNITY LIMITED

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2017 and 2016:

Quarter Ended March 31, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(554)	$(64)	$(618)
Other comprehensive income (loss) before Reclassification	5,171	185	5,356
Amounts reclassified from accumulated other comprehensive income (loss)	(399)	(7)	(406)

Other comprehensive income (loss)	4,772	178	4,950

Ending balance	$4,218	$114	$4,332

Quarter Ended March 31, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before Reclassification	10,129	(1)	10,128
Amounts reclassified from accumulated other comprehensive income (loss)	(970)	—	(970)

Other comprehensive income (loss)	9,159	(1)	9,158

Ending balance	$13,359	$(123)	$13,236

GLOBAL INDEMNITY LIMITED

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2017 and 2016 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2017	2016
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(701)	$(2,535)
	Other than temporary impairment losses on investments	110	1,050

	Total before tax	(591)	(1,485)
	Income tax expense	192	515

	Unrealized gains and losses on available for sale securities, net of tax	$(399)	$(970)

Foreign currency items	Other net realized investment gains	$(11)	$—
	Income tax expense	4	—

	Foreign currency items, net of tax	$(7)	$—

Total reclassifications	Total reclassifications, net of tax	$(406)	$(970)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2017 and 2016 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Fixed maturities:
Gross realized gains	$189	$180
Gross realized losses	(83)	(72)

Net realized gains	106	108

Common stock:
Gross realized gains	575	2,564
Gross realized losses	(79)	(1,187)

Net realized gains	496	1,377

Derivatives:
Gross realized gains	1,236	—
Gross realized losses	(1,063)	(8,978)

Net realized gains (losses) (1)	173	(8,978)

Total net realized investment gains (losses)	$775	$(7,493)

(1)	Includes $1.1 million and $1.2 million of periodic net interest settlements related to the derivatives for the quarters ended March 31, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

The proceeds from sales and redemptions of available-for-sale securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2017 and 2016 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Fixed maturities	$139,350	$65,641
Equity securities	5,626	11,453

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2017 and 2016 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Fixed maturities	$6,678	$7,224
Equity securities	990	1,189
Cash and cash equivalents	84	30
Other invested assets	1,692	2,034

Total investment income	9,444	10,477
Investment expense	(800)	(731)

Net investment income	$8,644	$9,746

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2017 and 2016 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Net investment income	$8,644	$9,746

Net realized investment gain (losses)	775	(7,493)
Change in unrealized holding gains and losses	7,017	11,808

Net realized and unrealized investment returns	7,792	4,315

Total investment return	$16,436	$14,061

Total investment return % (1)	1.1%	0.9%

Average investment portfolio (2)	$1,559,965	$1,511,204

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset Backed and Credit Securities

As of March 31, 2017, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $30.2 million. Approximately $8.0 million of these securities were tax free municipal bonds, which represented approximately 0.5% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $3.9 million of these bonds are pre-refunded with U.S. treasury securities. Of the remaining $4.1 million of tax free insurance enhanced municipal bonds, none of the securities would have carried a lower credit rating had they not been insured.

GLOBAL INDEMNITY LIMITED

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2017, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,042	$—	$—	$1,042
Municipal Bond Insurance Association	2,637	—	—	2,637
Gov’t National Housing Association	440	—	440	—

Total backed by financial guarantors	4,119	—	440	3,679
Other credit enhanced municipal bonds	3,912	3,912	—	—

Total	$8,031	$3,912	$440	$3,679

In addition to the tax-free municipal bonds, the Company held $22.2 million of insurance enhanced bonds that are comprised of $22.1 million of taxable municipal bonds and $0.1 million of asset-backed securities, which represented approximately 1.4% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The financial guarantors of the Company’s $22.2 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($4.5 million), Build America Mutual ($1.4 million) and Assured Guaranty Corporation ($16.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2017.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of March 31, 2017 and December 31, 2016:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2017	December 31, 2016
On deposit with governmental authorities	$29,008	$29,079
Intercompany trusts held for the benefit of U.S. policyholders	347,065	351,002
Held in trust pursuant to third party requirements	81,487	88,178
Letter of credit held for third party requirements	4,137	4,871
Securities held as collateral for borrowing arrangements (1)	91,360	85,939

Total	$553,057	$559,069

(1)	Amount required to collateralize margin borrowing facility.

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

The Company has variable interests in two VIE’s for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

GLOBAL INDEMNITY LIMITED

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $30.3 million and $32.9 million as of March 31, 2017 and December 31, 2016, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $46.0 million at March 31, 2017 and $48.6 million at December 31, 2016. The Company also invested in a new limited partnership during 2016 that is also considered a VIE. The Company’s investment in this partnership has a fair value of $33.9 million at March 31, 2017 and $33.2 million at December 31, 2016. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $43.0 million at March 31, 2017 and $42.3 million at December 31, 2016. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

3.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates. Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

The Company accounts for the interest rate swaps as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains (losses) in the consolidated statements of operations. The Company is ultimately responsible for the valuation of the interest rate swaps. To aid in determining the estimated fair value of the interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)		March 31, 2017		December 31, 2016

Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(10,287)	$200,000	$(11,524)

The following table summarizes the net gain (loss) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2017 and 2016:

		Quarters Ended March 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2017	2016
Interest rate swap agreements	Net realized investment gain (loss)	$173	$(8,978)

As of March 31, 2017 and December 31, 2016, the Company is due $3.7 million and $5.3 million, respectively, for funds it needed to post to execute the swap transaction and $13.0 million and $12.6 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY LIMITED

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$107,423	$—	$—	$107,423
Obligations of states and political subdivisions	—	165,600	—	165,600
Mortgage-backed securities	—	101,097	—	101,097
Commercial mortgage-backed securities	—	148,318	—	148,318
Asset-backed securities	—	252,113	—	252,113
Corporate bonds	—	422,413	—	422,413
Foreign corporate bonds	—	112,789	—	112,789

Total fixed maturities	107,423	1,202,330	—	1,309,753
Common stock	128,705	—	—	128,705

Total assets measured at fair value (1)	$236,128	$1,202,330	$—	$1,438,458

Liabilities:
Derivative instruments	$—	$10,287	$—	$10,287

Total liabilities measured at fair value	$—	$10,287	$—	$10,287

(1)	Excluded from the table above are limited partnerships of $64.2 million at March 31, 2017 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$72,047	$—	$—	$72,047
Obligations of states and political subdivisions	—	156,446	—	156,446
Mortgage-backed securities	—	88,468	—	88,468
Commercial mortgage-backed securities	—	183,192	—	183,192
Asset-backed securities	—	233,991	—	233,991
Corporate bonds	—	380,027	—	380,027
Foreign corporate bonds	—	125,860	—	125,860

Total fixed maturities	72,047	1,167,984	—	1,240,031
Common stock	120,557	—	—	120,557

Total assets measured at fair value (1)	$192,604	$1,167,984	$—	$1,360,588

Liabilities:
Derivative instruments	$—	$11,524	$—	$11,524

Total liabilities measured at fair value	$—	$11,524	$—	$11,524

(1)	Excluded from the table above are limited partnerships of $66.1 million at December 31, 2016 whose fair value is based on net asset value as a practical expedient.

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

GLOBAL INDEMNITY LIMITED

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$74,144	$74,144	$66,646	$66,646
7.75% Subordinated Notes due 2045 (1)	96,527	98,127	96,497	95,697
7.875% Subordinated Notes due 2047 (2)	125,783	125,783	—	—

Total	$296,454	$298,054	$163,143	$162,343

(1)	As of March 31, 2017 and December 31, 2016, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.5 million.
(2)	As of March 31, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.2 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand. The subordinated notes due 2045 and 2047, respectively, are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2017 and 2016.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share as a practical expedient. The following table provides the fair value and future funding commitments related to these investments at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	30,308	15,714	32,922	15,714
Private Middle Market Loan Fund, LP (3)	33,905	9,054	33,199	9,054

Total	$64,213	$24,768	$66,121	$24,768

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020.

GLOBAL INDEMNITY LIMITED

(3)	This limited partnership provides financing for middle market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income or loss associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $1.7 million and $2.0 million during the quarters end March 31, 2017 and 2016, respectively.

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

GLOBAL INDEMNITY LIMITED

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.

•	On a quarterly basis, the Company corroborates investment security prices received from its pricing vendors by obtaining pricing from a second pricing vendor for a sample of securities.

During the quarters ended March 31, 2017 and 2016, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 27.08% in the Duchy of Luxembourg, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters ended March 31, 2017 and 2016 were as follows:

Quarter Ended March 31, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$54,102	$107,936	$(38,287)	$123,751

Net premiums written	$54,087	$57,419	$—	$111,506

Net premiums earned	$50,933	$62,193	$—	$113,126
Net investment income	12,328	4,959	(8,643)	8,644
Net realized investment gains	41	734	—	775
Other income	87	1,281	—	1,368

Total revenues	63,389	69,167	(8,643)	123,913
Losses and Expenses:
Net losses and loss adjustment expenses	20,860	41,701	—	62,561
Acquisition costs and other underwriting expenses	22,688	23,863	—	46,551
Corporate and other operating expenses	1,207	1,847	—	3,054
Interest expense	2,324	8,786	(8,643)	2,467

Income (loss) before income taxes	$16,310	$(7,030)	$—	$9,280

GLOBAL INDEMNITY LIMITED

Quarter Ended March 31, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$31,823	$128,631	$(19,088)	$141,366

Net premiums written	$31,823	$85,049	$—	$116,872

Net premiums earned	$55,985	$65,651	$—	$121,636
Net investment income	13,103	5,135	(8,492)	9,746
Net realized investment gains (losses)	13	(7,506)	—	(7,493)
Other income	94	862	—	956

Total revenues	69,195	64,142	(8,492)	124,845
Losses and Expenses:
Net losses and loss adjustment expenses	25,672	39,112	—	64,784
Acquisition costs and other underwriting expenses	23,520	28,570	—	52,090
Corporate and other operating expenses	1,788	2,015	—	3,803
Interest expense	2,076	8,631	(8,492)	2,215

Income (loss) before income taxes	$16,139	$(14,186)	$—	$1,953

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Current income tax expense :
Foreign	$96	$113
U.S. Federal	0	—

Total current income tax expense	96	113

Deferred income tax benefit:
U.S. Federal	(3,098)	(5,285)

Total deferred income tax benefit	(3,098)	(5,285)

Total income tax benefit	$(3,002)	$(5,172)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
(Dollars in thousands)	2017		2016
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(2,364)	(25.5%)	$(4,852)	(248.5%)
Adjustments:
Tax exempt interest	(84)	(0.9)	(104)	(5.3)
Dividend exclusion	(193)	(2.1)	(239)	(12.2)
Other	(361)	(3.8)	23	1.2

Actual tax on continuing operations	$(3,002)	(32.3%)	$(5,172)	(264.8%)

The effective income tax benefit rate for the quarter ended March 31, 2017 was 32.3%, compared with an effective income tax benefit rate of 264.8%, for the quarter ended March 31, 2016. The Company incurred a capital loss on its derivative instrument during the quarter ended March 31, 2016 which contributed to a much higher income tax benefit rate for the quarter ended March 31, 2016 as compared to the same period in 2017. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of March 31, 2017 and December 31, 2016, which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $8.4 million as of March 31, 2017, which begins to expire in 2035 based on when the original NOL was generated, and a

GLOBAL INDEMNITY LIMITED

NOL carryforward of $3.2 million as of December 31, 2016. The Company has a Section 163(j) (“163(j)”) carryforward of $8.1 million as of March 31, 2017 and December 31, 2016 which can be carried forward indefinitely.    The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$651,042	$680,047
Less: Ceded reinsurance receivables	130,439	108,130

Net balance at beginning of period	520,603	571,917
Purchased reserves gross	2,496	—
Purchased reserves ceded	549	—

Purchased reserves, net of third party reinsurance	3,045	—

Incurred losses and loss adjustment expenses related to:
Current year	72,691	71,380
Prior years	(10,130)	(6,596)

Total incurred losses and loss adjustment expenses	62,561	64,784

Paid losses and loss adjustment expenses related to:
Current year	24,384	19,826
Prior years	42,383	47,596

Total paid losses and loss adjustment expenses	66,767	67,422

Net balance at end of period	519,442	569,279
Plus: Ceded reinsurance receivables	102,646	106,957

Balance at end of period	$622,088	$676,236

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

In the first quarter of 2017, the Company reduced its prior accident year loss reserves by $10.1 million, which consisted of a $5.3 million decrease related to Commercial Lines, a $3.2 million decrease related to Personal Lines, and a $1.7 million decrease related to Reinsurance Operations.

The $5.3 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	Property: A $1.7 million reduction in the property catastrophe reserve categories. The decrease recognizes a lower than expected claims severity, primarily in the 2016 accident year.

•	General Liability: A $4.0 million reduction in the reserve categories excluding construction defect. Lower than expected claims severity was the driver of the favorable development, primarily in the 2007 through 2013 accident years.

The $3.2 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $2.7 million reduction in the property reserve categories, both including and excluding catastrophes. The decrease reflects lower than expected case incurred emergence, primarily in the 2016 accident year.

•	General Liability: A $0.5 million reduction in the agriculture reserve categories. Lower than expected case incurred emergence in the 2016 accident year was the driver of the favorable development.

GLOBAL INDEMNITY LIMITED

The $1.7 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered in the 2013 through 2015 accident years based on a review of the experience reported from cedants

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

GLOBAL INDEMNITY LIMITED

7.	Debt

7.875% Subordinated Notes due 2047

On March 23, 2017, the Company issued Subordinated Notes due in 2047 in the aggregate principal amount of $120.0 million through an underwritten public offering (the “2047 Notes”). Pursuant to the underwriting agreement, the Company granted the underwriters a 30 day option to purchase up to an additional $18 million aggregate principal amount of the 2047 Notes solely to cover over-allotments, if any. On March 30, 2017, the underwriters exercised their over-allotment option in the amount of $10 million principal amount of the 2047 Notes. As a result, the aggregate principal amount of the 2047 Notes increased to $130.0 million. The sale of the 2047 Notes pursuant to the over-allotment option closed on March 30, 2017.

The 2047 Notes bear interest at an annual rate equal to 7.875%, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing July 15, 2017. The 2047 Notes mature on April 15, 2047. The Company has the right to redeem the 2047 Notes in $25 increments, in whole or in part, on and after April 15, 2022, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 2047 Notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption. If the Company redeems only a portion of the 2047 Notes on any date of redemption, the Company may subsequently redeem additional 2047 Notes.

The 2047 Notes are subordinated unsecured obligations and rank (i) senior to the Company’s existing and future capital stock, (ii) senior in right of payment to future junior subordinated debt, (iii) equally in right of payment with any existing unsecured, subordinated debt that the Company has issued or may issue in the future that ranks equally with the 2047 Notes, including the Company’s 7.75% subordinated notes for $100.0 million due 2045 and (iv) subordinate in right of payment to any of the Company’s future senior debt. In addition, the 2047 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries including the Company’s margin borrowing facilities.

The 2047 Notes do not require the maintenance of any financial ratios or specified levels of net worth or liquidity, and do not contain provisions that would afford holders of the 2047 Notes protection in the event of a sudden and dramatic decline in the Company’s credit quality resulting from any highly leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders. The 2047 Notes do not restrict the Company in any way, now or in the future, from incurring additional indebtedness, including senior indebtedness that would rank senior in right of payment to the 2047 Notes. There is no right of acceleration of maturity of the 2047 Notes in the case of default in the payment of principal, premium, if any, or interest on, the 2047 Notes or in the performance of any other obligation of the Company under the notes or if the Company defaults on any other debt securities. Holders may accelerate payment of indebtedness on the 2047 Notes only upon the Company’s bankruptcy, insolvency or reorganization.

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $0.2 million for the quarters ended March 31, 2017.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for information on the Company’s Margin Borrowing Facilities and the 7.75% Subordinated Notes due 2045.

GLOBAL INDEMNITY LIMITED

8.	Shareholders’ Equity

Repurchases of the Company’s Ordinary Shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2017:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	13,656	(2)	$38.21	—	—
February 1-28, 2017	15,309	(2)	$40.18	—	—

Total	28,965		$39.25	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2016:

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

There were no B ordinary shares that were surrendered or repurchased during the quarters ended March 31, 2017 or 2016.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s repurchase program.

9.	Related Party Transactions

Fox Paine & Company

As of March 31, 2017, Fox Paine beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine. The Company relies on Fox Paine to provide management services and other services related to the operations of the Company.

The Company did not receive any distribution from Fox Paine Capital Fund II during the quarters ended March 31, 2017 and 2016.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million in each of the quarters ended March 31, 2017 and 2016 as part of the annual management fee paid to Fox Paine. As of March 31, 2017 and December 31, 2016, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $5.2 million and $4.6 million, respectively.

GLOBAL INDEMNITY LIMITED

Crystal & Company

The Company incurred $0.1 million in brokerage fees to Crystal & Company, an insurance broker, during the quarter ended March 31, 2016. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned on July 24, 2016.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2017, the Company has funded $34.3 million of this commitment leaving $15.7 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of March 31, 2017, the Company has funded $30.9 million of this commitment leaving $9.1 million as unfunded.

11.	Share-Based Compensation Plans

Effective January 1, 2017, the Company adopted new accounting guidance which changed several aspects of the accounting for share-based payment transactions. Under the new guidance, all excess tax benefits and tax deficiencies associated with share-based payment awards are required to be recognized as an income tax benefit or expense in net income with the corresponding cash flows recognized as an operating activity in the Consolidated Statement of Cash Flow as opposed to being reported separately as a financing activity. Excess tax benefits and deficiencies are no longer recognized in additional paid-in-capital. The new guidance removes the requirement to delay recognition of any excess tax benefit when there is no current taxes payable to which the benefit would be applied. The new guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur, rather than estimating forfeitures upon issuance of the award.

Upon adoption of this new accounting guidance, the Company elected to retain its policy of accruing the compensation cost based on the number of awards that are expected to vest. The adoption of this accounting guidance did not result in any cumulative adjustment or restatement. The provisions of this new guidance were adopted on a prospective basis and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Options

No stock options were awarded during the quarters ended March 31, 2017 and March 31, 2016. No unvested stock options were forfeited during the quarter ended March 31, 2017. 66,667 unvested stock options were forfeited during the quarter ended March 31, 2016.

GLOBAL INDEMNITY LIMITED

Restricted Shares

During the quarter ended March 31, 2017, the Company granted 22,503 A ordinary shares, with a weighted average grant date value of $38.21 per share, to key employees under the Plan. These shares will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on January 1, 2018, January 1, 2019, and January 1, 2020, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2020, following a re-measurement of 2016 results as of December 31, 2019.

During the quarter ended March 31, 2016, the Company granted 121,346 A ordinary shares, with a weighted average grant date value of $28.97 per share, to key employees under the Plan. Of the shares granted during the quarter ended March 31, 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 were granted to another key employee and were due to vest 100% on February 7, 2019. These shares were forfeited during the quarter ended March 31, 2017 as the key employee is no longer employed by the Company. 8,253 were issued to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

•	16.5% vested on January 1, 2017. 16.5% and 17.0% of the granted stock will vest on January 1, 2018 and January 1, 2019, respectively.

•	Subject to Board approval 50% of granted stock vests 100%, no later than March 15, 2019, following a re-measurement of 2015 results as of December 31, 2018.

During the quarters ended March 31, 2017 and 2016, the Company granted 6,700 and 9,442 A ordinary shares, respectively, at a weighted average grant date value of $38.49 and $31.13 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2017 and 2016 were fully vested but are subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2017	2016
Net income	$12,282	$7,125

Basic earnings per share:
Weighted average shares outstanding – basic	17,316,015	17,224,051

Net income per share	$0.71	$0.41

Diluted earnings per share:
Weighted average shares outstanding – diluted	17,646,080	17,444,020

Net income per share	$0.70	$0.41

GLOBAL INDEMNITY LIMITED

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2017	2016
Weighted average shares for basic earnings per share	17,316,015	17,224,051
Non-vested restricted stock	136,380	111,381
Options	193,685	108,588

Weighted average shares for diluted earnings per share	17,646,080	17,444,020

The weighted average shares outstanding used to determine dilutive earnings per share for the quarter ended March 31, 2016 do not include 433,333 shares which were deemed to be anti-dilutive. There were no anti-dilutive shares for March 31, 2017.

13.	Segment Information

The Company manages its business through three business segments. Commercial Lines offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Personal Lines offers specialty personal lines and agricultural coverage. Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the quarter ended March 31, 2016 have been revised to reflect these changes.

The following are tabulations of business segment information for the quarters ended March 31, 2017 and 2016.

Quarter Ended March 31, 2017: (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$45,911		$62,017	(6)	$15,823		$123,751

Net premiums written	$41,115		$54,583		$15,808		$111,506

Net premiums earned	$44,992		$58,663		$9,471		$113,126
Other income	—		1,281		87		1,368

Total revenues	44,992		59,944		9,558		114,494

Losses and Expenses:
Net losses and loss adjustment expenses	20,424		38,715		3,422		62,561
Acquisition costs and other underwriting expenses	19,019	(3)	24,534	(4)	2,998		46,551

Income (loss) from segments	$5,549		$(3,305)		$3,138		$5,382

Unallocated Items:
Net investment income							8,644
Net realized investment gain							775
Corporate and other operating expenses							(3,054)
Interest expense							(2,467)

Income before income taxes							9,280
Income tax benefit							3,002

Net income							12,282

Total assets	$877,798		$479,640		$714,947	(5)	$2,072,385

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $120 relating to cessions from Commercial Lines to Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

(4)	Includes federal excise tax of $293 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $1,051 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Quarter Ended March 31, 2016: (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$48,480		$80,151	(6)	$12,735		$141,366

Net premiums written	$42,966		$61,171		$12,735		$116,872

Net premiums earned	$47,077		$62,342		$12,217		$121,636
Other income	—		862		94		956

Total revenues	47,077		63,204		12,311		122,592

Losses and Expenses:
Net losses and loss adjustment expenses	25,162		35,017		4,605		64,784
Acquisition costs and other underwriting expenses	20,970	(3)	26,637	(4)	4,483		52,090

Income from segments	$945		$1,550		$3,223		$5,718

Unallocated Items:
Net investment income							9,746
Net realized investment losses							(7,493)
Corporate and other operating expenses							(3,803)
Interest expense							(2,215)

Income before income taxes							1,953
Income tax benefit							5,172

Net income							7,125

Total assets	$742,784		$526,380		$697,485	(5)	$1,966,649

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $126 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $312 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $13,444 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

14.	New Accounting Pronouncements

In March, 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends the amortization period for certain purchased callable debt securities held at a premium. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instruments. Under the new guidance, the amortizations period would be shortened to the earliest call date. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

In January, 2017, the FASB issued updated guidance that simplifies how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test). Under the new amendments, an entity may still first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for public business entities’ annual or interim goodwill impairment testing in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.    Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

GLOBAL INDEMNITY LIMITED

In January, 2017, the FASB amended The Accounting Standards Codification to incorporate SEC Staff Announcements at from the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) Meetings. The announcement from September 22, 2016 specifically addresses Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit

Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and provides the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. This guidance, which is effective immediately, has been adopted by the Company.

In February, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company expects to report higher assets and liabilities, in equal amounts, as a result of recognizing right-of-use assets and corresponding lease liabilities on the Consolidated Balance Sheets. The Company expects the new guidance to have minimal impact on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new accounting guidance addresses the measurement of credit losses on financial instruments. For assets held at amortized cost basis, the new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates. For available for sale debt securities, credit losses should be measured similar to current GAAP; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down and allows for the reversal of credit losses in the current period net income. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of this new guidance is permitted as of the fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. This guidance will be applied using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

In May, 2014, the FASB issued (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. While insurance contracts are not within the scope of this guidance, the Company is currently still evaluating whether its revenue recognition policy for fee income will be impacted by this updated guidance. Fee income was $0.6 million for the quarter ended March 31, 2017.    This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

GLOBAL INDEMNITY LIMITED

15.	Subsequent Events

In April 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of May 5th, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Developments

On March 23, 2017, the Company issued Subordinated Notes due in 2047 in the aggregate principal amount of $120.0 million through an underwritten public offering. Pursuant to the underwriting agreement, the Company granted the underwriters a 30 day option to purchase up to an additional $18 million aggregate principal amount of the 2047 Notes solely to cover over-allotments, if any. On March 30, 2017, the underwriters exercised their over-allotment option in the amount of $10 million principal amount of the 2047 Notes. As a result, the aggregate principal amount of the 2047 Notes increased to $130.0 million. The sale of the 2047 Notes pursuant to the over-allotment option closed on March 30, 2017. See Note 7 of the notes to the consolidated financial statements in Item 1of Part I of this report for additional information on this debt issuance.

In April 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of May 5th, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

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

GLOBAL INDEMNITY LIMITED

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to any of these policies or underlying methodologies during the current year.

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2017 and 2016:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017	2016
Gross premiums written	$123,751	$141,366	(12.5%)

Net premiums written	$111,506	$116,872	(4.6%)

Net premiums earned	$113,126	$121,636	(7.0%)
Other income	1,368	956	43.1%

Total revenues	114,494	122,592	(6.6%)
Losses and expenses:
Net losses and loss adjustment expenses	62,561	64,784	(3.4%)
Acquisition costs and other underwriting expenses	46,551	52,090	(10.6%)

Underwriting income	5,382	5,718	(5.9%)
Net investment income	8,644	9,746	(11.3%)
Net realized investment gains (losses)	775	(7,493)	110.3%
Corporate and other operating expenses	(3,054)	(3,803)	(19.7%)
Interest expense	(2,467)	(2,215)	11.4%

Income before income taxes	9,280	1,953	375.2%
Income tax benefit	3,002	5,172	(42.0%)

Net income	$12,282	$7,125	72.4%

Underwriting Ratios:
Loss ratio (1):	55.3%	53.3%
Expense ratio (2)	41.1%	42.8%

Combined ratio (3)	96.4%	96.1%

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Accordingly, the segment results, presented below, for the quarter ended March 31, 2016 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017	2016
Gross premiums written (1)
Personal Lines (3) (4)	$62,017	$80,151	(22.6%)
Commercial Lines (4)	45,911	48,480	(5.3%)
Reinsurance (5)	15,823	12,735	24.2%

Total gross premiums written	$123,751	$141,366	(12.5%)

Ceded premiums written
Personal Lines (4)	$7,434	$18,980	(60.8%)
Commercial Lines (4)	4,796	5,514	(13.0%)
Reinsurance (5)	15	—	NM

Total ceded premiums written	$12,245	$24,494	(50.0%)

Net premiums written (2)
Personal Lines (4)	$54,583	$61,171	(10.8%)
Commercial Lines (4)	41,115	42,966	(4.3%)
Reinsurance (5)	15,808	12,735	24.1%

Total net premiums written	$111,506	$116,872	(4.6%)

Net premiums earned
Personal Lines (4)	$58,663	$62,342	(5.9%)
Commercial Lines (4)	44,992	47,077	(4.4%)
Reinsurance (5)	9,471	12,217	(22.5%)

Total net premiums earned	$113,126	$121,636	(7.0%)

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $1,051 and $13,444 during the quarters ended March 31, 2017 and 2016, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

NM – not meaningful

Gross premiums written decreased by 12.5% for the quarter ended March 31, 2017 as compared to same period in 2016. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of $1.1 million and $13.4 million for the quarters ended March 31, 2017 and 2016, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 4.1% for the quarter March 31, 2017 as compared to same period in 2016. The decline is mainly due to the discontinuance of one unprofitable program within the Company’s Commercial Lines, a targeted reduction of catastrophe exposed business within the Company’s Personal Lines, and a slight reduction in property writings within the Company’s Reinsurance Operations. This decline was partially offset by an increase in gross premiums written within the Company’s Reinsurance Operations due to a new mortgage insurance treaty written in the fourth quarter of 2016. During the quarter ended March 31, 2017, this new mortgage insurance treaty contributed $4.9 million to gross premiums written and is expected to earn over an eight year period.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

(Dollars in thousands)	Quarters Ended March 31,		Change
	2017	2016
Personal Lines (1)	89.5%	91.7%	(2.2)
Commercial Lines	89.6%	88.6%	1.0
Reinsurance	99.9%	100.0%	(0.1)

Total (1)	90.9%	91.4%	(0.5)

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $1,051 and $13,444 during the quarters ended March 31, 2017 and 2016, respectively.

Net Premiums earned

Net premiums earned within the Personal Lines segment decreased by 5.9% for the quarter ended March 31, 2017 as compared to the same period in 2016 primarily due to a decline in gross premiums written. Property net premiums earned were $50.2 million and $53.9 million for the quarters ended March 31, 2017 and 2016, respectively. Casualty net premiums earned were $8.5 million and $8.4 million for the quarters ended March 31, 2017 and 2016, respectively.

Net premiums earned within the Commercial Lines segment decreased by 4.4% for the quarter ended March 31, 2017 as compared to the same period in 2016. The decline in net premiums earned was primarily due to the Company discontinuing one of its programs within the Commercial Lines. Property net premiums earned were $23.7 million and $26.3 million for the quarters ended March 31, 2017 and 2016, respectively. Casualty net premiums earned were $21.3 million and $20.8 million for the quarters ended March 31, 2017 and 2016, respectively.

Net premiums earned within the Reinsurance Operations segment decreased by 22.5% for the quarter ended March 31, 2017, respectively, as compared to the same period in 2016. The decline in net premiums earned was primarily due to reduced levels of catastrophe writings partially offset by the new mortgage treaty written in the fourth quarter of 2016 which is expected to earn out over an eight year period. Property net premiums earned were $8.3 million and $11.3 million for the quarters ended March 31, 2017 and 2016, respectively. Casualty net premiums earned were $1.2 million and $0.9 million for the quarters ended March 31, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at March 31, 2017 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $622.1 million and $519.4 million, respectively, as of March 31, 2017. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of March 31, 2017 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$115,502	$333,421	$448,923
Personal Lines	41,682	65,004	106,686
Reinsurance Operations	17,527	48,952	66,479

Total	$174,711	$447,377	$622,088

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$93,666	$274,503	$368,169
Personal Lines	30,422	54,570	84,992
Reinsurance Operations	17,527	48,754	66,281

Total	$141,615	$377,827	$519,442

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $72.7 million for claims occurring during the quarter ended March 31, 2017:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(10,542)	$(7,088)	$(3,635)	$(182)	$3,271
	-3%	(9,233)	(5,707)	(2,181)	1,345	4,871
	-2%	(8,579)	(5,016)	(1,454)	2,108	5,671
	-1%	(7,924)	(4,326)	(727)	2,872	6,470
	0%	(7,270)	(3,635)	—	3,635	7,270
	1%	(6,616)	(2,944)	727	4,398	8,070
	2%	(5,961)	(2,254)	1,454	5,162	8,869
	3%	(5,307)	(1,563)	2,181	5,925	9,669
	5%	(3,999)	(182)	3,635	7,452	11,269

The Company’s net reserves for losses and loss adjustment expenses of $519.4 million as of March 31, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

The following table compares the Company’s combined ratios by segment:

	Quarters Ended March 31,
	2017	2016
Personal Lines	107.8%	98.9%
Commercial Lines	87.7%	97.9%
Reinsurance	67.9%	74.4%

Total	96.4%	96.1%

Personal Lines

The components of income and loss from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017 (3)	2016 (3)
Gross premiums written (1)	$62,017	$80,151	(22.6%)

Net premiums written	$54,583	$61,171	(10.8%)

Net premiums earned	$58,663	$62,342	(5.9%)
Other income	1,281	862	48.6%

Total revenues	59,944	63,204	(5.2%)
Losses and expenses:
Net losses and loss adjustment expenses	38,715	35,017	10.6%
Acquisition costs and other underwriting expenses (2)	24,534	26,637	(7.9%)

Underwriting income (loss)	$(3,305)	$1,550	NM

Underwriting Ratios:
Loss ratio:
Current accident year	71.5%	56.2%
Prior accident year	(5.5%)	0.0%

Calendar year loss ratio	66.0%	56.2%
Expense ratio	41.8%	42.7%
Combined ratio	107.8%	98.9%

NM – not meaningful

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $1,051 and $13,444 during the quarters ended March 31, 2017 and 2016, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $293 and $312 for the quarters ended March 31, 2017 and 2016, respectively.
(3)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

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

	Quarters Ended March 31,
	2017	2016	2017	2016
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$24,655	$23,611	49.1%	43.8%
Effect of prior accident year	(2,683)	—	(5.3%)	—

Non catastrophe property losses and ratio (2)	$21,972	$23,611	43.8%	43.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$11,552	$5,502	23.0%	10.2%
Effect of prior accident year	—	—	—	—

Catastrophe losses and ratio (2)	$11,552	$5,502	23.0%	10.2%

Total property losses and ratio excluding the effect of prior accident year (1)	$36,207	$29,113	72.1%	54.0%
Effect of prior accident year	(2,683)	—	(5.3%)	—

Total property losses and ratio (2)	$33,524	$29,113	66.8%	54.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$5,716	$5,904	67.9%	69.9%
Effect of prior accident year	(525)	—	(6.2%)	—

Total Casualty losses and ratio (2)	$5,191	$5,904	61.7%	69.9%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$41,923	$35,017	71.5%	56.2%
Effect of prior accident year	(3,208)	—	(5.5%)	—

Total net losses and loss adjustment expense and total loss ratio (2)	$38,715	$35,017	66.0%	56.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Other income was $1.3 million and $0.9 million for the quarters ended March 31, 2017 and 2016, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The increase in other income is primarily the result of the Company increasing its estimate of unpaid losses and loss adjustment expenses that would be indemnified by $3.0 million in the 1st quarter of 2017.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017	2016
Property losses
Catastrophe	$11,552	$5,502	110.0%
Non-catastrophe	24,655	23,611	4.4%

Property losses	36,207	29,113	24.4%
Casualty losses	5,716	5,904	(3.2%)

Total accident year losses	$41,923	$35,017	19.7%

Current accident year loss ratio:
Property
Catastrophe	23.0%	10.2%
Non-catastrophe	49.1%	43.8%

Property loss ratio	72.1%	54.0%
Casualty loss ratio	67.9%	69.9%

Total accident year loss ratio	71.5%	56.2%

The current accident year catastrophe loss ratio increased by 12.8 points during the quarter ended March 31, 2017 as compared to the same period in 2016 primarily due to higher losses in the agriculture reserve category from convective storms in 2017 as opposed to 2016.

The current accident year non-catastrophe property loss ratio increased by 5.3 points during the quarter ended March 31, 2017 as compared to the same period in 2016. The increase in the loss ratio is driven primarily by an increase in reported claim frequency in the first accident quarter compared to the same accident quarter last year.

The current accident year casualty loss ratio improved by 2.0 points during the quarter ended March 31, 2017 as compared to the same period in 2016 mainly due to the decrease in reported claim frequency.

The calendar year loss ratio for the quarter ended March 31, 2017 includes a decrease of $3.2 million, or 5.5 percentage points, related to reserve development on prior accident years. There were no changes to net prior accident year losses during the quarter ended March 31, 2016. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Personal Lines improved 0.9 points from 42.7% for the quarter ended March 31, 2016 to 41.8% for the quarter ended March 31, 2017.

GLOBAL INDEMNITY LIMITED

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017 (2)	2016 (2)
Gross premiums written	$45,911	$48,480	(5.3%)

Net premiums written	$41,115	$42,966	(4.3%)

Net premiums earned	$44,992	$47,077	(4.4%)
Other income	—	—	—

Total revenues	44,992	47,077	(4.4%)
Losses and expenses:
Net losses and loss adjustment expenses	20,424	25,162	(18.8%)
Acquisition costs and other underwriting expenses (1)	19,019	20,970	(9.3%)

Underwriting income (loss)	$5,549	$945	NM

Underwriting Ratios:
Loss ratio:
Current accident year	57.1%	65.3%
Prior accident year	(11.7%)	(11.9%)

Calendar year loss ratio	45.4%	53.4%
Expense ratio	42.3%	44.5%

Combined ratio	87.7%	97.9%

NM – not meaningful

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $120 and $126 for the quarters ended March 31, 2017 and 2016, respectively.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

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

	Quarters Ended March 31,
	2017	2016	2017	2016
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$10,132	$14,572	42.8%	55.4%
Effect of prior accident year	(235)	(991)	(1.0%)	(3.8%)

Non catastrophe property losses and ratio (2)	$9,897	$13,581	41.8%	51.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,897	$3,760	12.2%	14.3%
Effect of prior accident year	(1,459)	—	(6.2%)	—

Catastrophe losses and ratio (2)	$1,438	$3,760	6.0%	14.3%

Total property losses and ratio excluding the effect of prior accident year (1)	$13,029	$18,332	55.0%	69.7%
Effect of prior accident year	(1,694)	(991)	(7.2%)	(3.8%)

Total property losses and ratio (2)	$11,335	$17,341	47.8%	65.9%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$12,646	$12,424	59.3%	59.8%
Effect of prior accident year	(3,557)	(4,603)	(16.7%)	(22.1%)

Total Casualty losses and ratio (2)	$9,089	$7,821	42.6%	37.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$25,675	$30,756	57.1%	65.3%
Effect of prior accident year	(5,251)	(5,594)	(11.7%)	(11.9%)

Total net losses and loss adjustment expense and total loss ratio (2)	$20,424	$25,162	45.4%	53.4%

(3)	Non-GAAP measure / ratio
(4)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017	2016
Property losses
Catastrophe	$2,897	$3,760	(23.0%)
Non-catastrophe	10,132	14,572	(30.5%)

Property losses	13,029	18,332	(28.9%)
Casualty losses	12,646	12,424	1.8%

Total accident year losses	$25,675	$30,756	(16.5%)

Current accident year loss ratio:
Property
Catastrophe	12.2%	14.3%
Non-catastrophe	42.8%	55.4%

Property loss ratio	55.0%	69.7%
Casualty loss ratio	59.3%	59.8%

Total accident year loss ratio	57.1%	65.3%

The current accident year catastrophe loss ratio improved by 2.1 points during the quarter ended March 31, 2017 as compared to the same period in 2016 primarily due to lower claim severity in the first accident quarter of 2017.

The current accident year non-catastrophe property loss ratio improved by 12.6 points during the quarter ended March 31, 2017 as compared to the same period in 2016. The improvement in the loss ratio reflects lower reported claims frequency in the first accident quarter of 2017 compared to the same accident quarter last year.

The calendar year loss ratio for the quarter ended March 31, 2017 includes a decrease of $5.3 million, or 11.7 percentage points, related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2016 includes a decrease of $5.6 million, or 11.9 percentage points related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Lines improved by 2.2 points from 44.5% for the quarter ended March 31, 2016 to 42.3% for the quarter ended March 31, 2017. The improvement in the expense ratio is primarily due to a reduction in compensation cost and lower acquisition costs.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2017 (1)	2016 (1)
Gross premiums written	$15,823	$12,735	24.2%

Net premiums written	$15,808	$12,735	24.1%

Net premiums earned	$9,471	$12,217	(22.5%)
Other income	87	94	(7.4%)

Total revenues	9,558	12,311	(22.4%)
Losses and expenses:
Net losses and loss adjustment expenses	3,422	4,605	(25.7%)
Acquisition costs and other underwriting expenses	2,998	4,483	(33.1%)

Underwriting income	$3,138	$3,223	(2.6%)

Underwriting Ratios:
Loss ratio:
Current accident year	53.8%	45.9%
Prior accident year	(17.6%)	(8.2%)

Calendar year loss ratio	36.2%	37.7%
Expense ratio	31.7%	36.7%

Combined ratio	67.9%	74.4%

(1)	External business only, excluding business assumed from affiliates.

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

	Quarters Ended March 31,
	2017	2016
Loss ratio excluding the effect of prior accident year (1)	53.8%	45.9%
Effect of prior accident year	(17.6%)	(8.2%)

Loss ratio (2)	36.2%	37.7%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

The Company recognized income of $0.09 million for both the quarters ended March 31, 2017 and 2016. Other income is comprised of foreign exchange gains and losses.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year loss ratio increased by 7.9 points during the quarter ended March 31, 2017 as compared to the same period in 2016. This increase was mainly attributable to higher catastrophe activity from larger convective storms in the United States and Cyclone Debbie in Australia.

The calendar year loss ratio for the quarter ended March 31, 2017 includes a decrease of $1.7 million, or 17.6 percentage points, related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2016 includes a decrease of $1.0 million, or 8.2 percentage points, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations decreased by 5.0 points from 36.7% for the quarter ended March 31, 2016 to 31.7% for the quarter ended March 31, 2017. The improvement in the expense ratio is primarily due to receiving a federal excise tax refund related to prior years of $0.4 million as well as a reduction in contingent commissions.

Unallocated Corporate Items

Net Investment Income

(Dollars in thousands)	Quarters Ended March 31,		%
	2017	2016	Change
Gross investment income (1)	$9,444	$10,477	(9.9%)
Investment expenses	(800)	(731)	9.4%

Net investment income	$8,644	$9,746	(11.3%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 9.9% for the quarter ended March 31, 2017, as compared with the quarter ended March 31, 2016. The decrease was primarily due to a reduction in the size of the investment portfolio due to net losses paid during the fourth quarter of 2016.

Investment expenses increased by 9.4% for the quarter ended March 31, 2017, as compared with the quarter ended March 31, 2016. The increase is primarily due to increased fees related to the appreciation of the Company’s equity portfolio during 2016.

At March 31, 2017, the Company held agency mortgage-backed securities with a market value of $74.2 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 2.2 years as of March 31, 2017, compared with 1.9 years as of March 31, 2016. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.0 years as of March 31, 2017, compared with 1.9 years as of March 31, 2016. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2017 and March 31, 2016, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2%. The embedded book yield on the $165.6 million of municipal bonds in the Company’s portfolio, which includes $116.7 million of taxable municipal bonds, was 2.8% at March 31, 2017, compared to an embedded book yield of 2.7% on the Company’s municipal bond portfolio of $187.5 million at March 31, 2016.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2017 and 2016 were as follows:

(Dollars in thousands)	Quarters Ended March 31,
	2017	2016
Common stock	$575	$2,371
Fixed maturities	137	164
Interest rate swap	173	(8,978)
Other than temporary impairment losses	(110)	(1,050)

Net realized investment gains (losses)	$775	$(7,493)

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2017 and 2016.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.1 million and $3.8 during the quarters ended March 31, 2017 and 2016, respectively. This decrease is primarily due to incurring cost in connection with the re-domestication in 2016 which the Company did not incur in 2017. In addition, there was a reduction in other professional fees and insurance during the quarter ended March 31, 2017.

Interest Expense

Interest expense increased 11.4% during the quarter ended March 31, 2017 as compared to the same period in 2016. This increase is primarily due to the Company’s $130 million debt offering in March, 2017. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $3.0 million for the quarter ended March 31, 2017 compared with income tax benefit of $5.2 million for the quarter ended March 31, 2016. The Company incurred a capital loss on its derivative instrument during the quarter ended March 31, 2016 which contributed to a higher income tax benefit for the quarter ended March 31, 2016 as compared to the same period in 2017.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $12.3 million and $7.1 million for the quarters ended March 31, 2017 and 2016, respectively.

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

GLOBAL INDEMNITY LIMITED

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

On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. As of March 31, 2017, the Company had future funding commitments of $24.8 million related to investments. In April 2017, the Company entered into an additional commitment for $50 million to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of May 5th, 2017, the Company has funded $16.5 million of this commitment leaving $33.3 million as unfunded. The timing of commitments related to investments is uncertain. Other than the impact of this potential redemption and the Company’s future funding commitments related to investments, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2016 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2016 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. During the quarter ended March 31, 2017, United National Insurance Company paid a $35.0 million dividend, which was previously declared in 2015, to its parent company, American Insurance Services, Inc.

For 2017, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2016 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter ended March 31, 2017.

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

GLOBAL INDEMNITY LIMITED

Net cash used for operating activities was $15.3 million and $10.3 million for the quarters ended March 31, 2017 and 2016, respectively. The decrease in operating cash flows of approximately $5.0 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2017	2016	Change
Net premiums collected	$97,499	$120,198	$(22,699)
Net losses paid	(54,173)	(66,565)	12,392
Underwriting and corporate expenses	(64,664)	(70,862)	6,198
Net investment income	8,340	9,359	(1,019)
Net federal income taxes paid	(96)	(216)	120
Interest paid	(2,200)	(2,181)	(19)

Net cash used for operating activities	$(15,294)	$(10,267)	$(5,027)

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Property Catastrophe Quota Share

Effective April 15, 2017, the Company entered into an agreement to cede 50% of its property catastrophe losses for all single occurrences over $3 million. This treaty is subject to an occurrence limit of $20 million and an aggregate limit of $60 million and will expire on June 1, 2018.

Public Debt Offering

On March 23, 2017, the Company issued the 7.875% Subordinated Notes due 2047 in the aggregate principal amount of $120.0 million through an underwritten public offering. Pursuant to the underwriting agreement, the Company granted the underwriters a 30 day option to purchase up to an additional $18 million aggregate principal amount of the 2047 Notes solely to cover over-allotments, if any. On March 30, 2017, the underwriters exercised their over-allotment option in the amount of $10 million principal amount of the 2047 Notes. As a result, the aggregate principal amount of the 2047 Notes increased to $130.0 million. The sale of the 2047 Notes pursuant to the over-allotment option closed on March 30, 2017.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2017. Please see Item 7 of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

During the first quarter of 2017, Global Indemnity made a capital contribution in the amount of $96.0 million. Through a series of capital contributions and repayment of certain intercompany balances, U.A.I. (Luxembourg) IV S.à.r.l. was the ultimate recipient of this capital contribution in the amount of $93.5 million.

Global Indemnity Group, Inc. issued a promissory note in the amount of $120.0 million to U.A.I. (Luxembourg) Investment S.à.r.l. during the first quarter of 2017. This note bears interest at a rate of 8.15% and matures in 2047.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2017. Please see Item 7 of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s capital resources.

GLOBAL INDEMNITY LIMITED

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations. As of March 31, 2017, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)
	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Operating leases (1)	$7,860	$3,224	$4,587	$49	$—
Commitments to fund limited partnership investments (2)	24,768	24,768	—	—	—
Subordinated notes due 2045 (3)	320,875	7,750	15,500	15,500	282,125
Subordinated notes due 2047 (4)	437,125	7,678	20,475	20,475	388,497
Unpaid losses and loss adjustment expenses obligations (5)	622,088	250,701	214,620	81,494	75,273

Total	$1,412,716	$294,121	$255,182	$117,518	$745,895

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	Represents future funding commitment of the Company’s participation in two separate limited partnership investments. See Note 10 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on these commitments

In April 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of May 5th, 2017, the Company’s unfunded commitment was $33.5 million. This commitment is not included in the table above since the commitment was entered into after March 31, 2017.

(3)	Represents the Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75% payable quarterly. Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s 7.75% subordinated note due 2045.
(4)	Represents the Subordinated Notes due in 2047 in the aggregate principal amount of $130.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.875% payable quarterly. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the 2047 Subordinated Notes.
(5)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers.

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

GLOBAL INDEMNITY LIMITED

See “Risk Factors” in Item 1A of Part I in the Company’s 2016 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending March 31, 2017, global equities rallied for the fourth consecutive quarter despite escalating European political risk and uncertainty surrounding U.S. President Trump’s protectionist trade agenda. The upcoming French presidential election was a primary source of anxiety as anti-euro candidate Marine Le Pen gained in polling during February. While risks stemming from President Trump’s ambitious U.S. legislative agenda and European elections were top of mind, economic data releases across most major economies remained robust, helping the rally to roll on. On the monetary policy front, the market was unfazed by the U.S. Federal Reserve raising rates by 25 basis points, a well-telegraphed move and only the third hike in the last decade. In the United States, economic data released during the quarter was generally encouraging. U.S. equities climbed for the sixth consecutive quarter. Within the S&P 500 Index, nine of the 11 sectors posted positive results.

Globally, most major fixed income spread sectors posted positive excess returns as spreads tightened, led by lower-rated sectors. Global government bond yields diverged during the quarter. Australian, Canadian, U.S., and UK yields declined. Eurozone yields trended higher following the benign Dutch election result and waning popularity for French far-right presidential candidate Le Pen. Japanese government bond yields remained anchored by the Bank of Japan’s yield-targeting policy, but still rose modestly. The U.S. dollar weakened versus most currencies.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a low duration of 2.1 years. Portfolio purchases during the quarter were focused within U.S. corporate bonds. These purchases were funded primarily through maturities and paydowns. During the first quarter, the portfolio’s asset allocation was relatively unchanged.

There have been no other material changes to the Company’s market risk since December 31, 2016. Please see Item 7A of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GLOBAL INDEMNITY LIMITED

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 10, 2017. The risk factors identified therein have not materially changed except as follows.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure to make periodic payments related to the subordinated notes could adversely affect the Company.

In 2015, the Company sold $100 million aggregate principal amount of its 7.75% Subordinated Notes due in 2045. In March of 2017, the Company sold $130 million aggregate principal amount of its 7.875% Subordinated Notes due in 2047. The Company may borrow again in the future. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

• increasing vulnerability to changing economic, regulatory and industry conditions;

• limiting the ability to borrow additional funds; and

• requiring the Company to dedicate a substantial portion of cash flow from operations to debt payments, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Furthermore, failure by the Company to make periodic payments related to its outstanding indebtedness could impact rating agencies and regulators assessment of the Company’s capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies, and regulators’ assessment of the solvency of the Company and its subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 28,965 shares surrendered by the Company’s employees during the quarter ended March 31, 2017. All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

GLOBAL INDEMNITY LIMITED

Item 6.	Exhibits

4.1	Second Supplemental Indenture, dated as of March 23, 2017, by and among the Company, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 23, 2017 (File No. 001-34809)).

4.2	Form of 7.875% Subordinated Notes due 2047 (incorporated by reference to Annex A-1 to Exhibit 4.1).

10.1+	Institutional Services Customer Agreement dated as of December 12, 2016.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarter ended March 31, 2017 and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED Registrant

May 10, 2017	By:	/s/ Thomas M. McGeehan
Date: May 10, 2017		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)