Form 10-Q
period 2017-06-30
Global Indemnity Ltd
filed 2017-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2017, the registrant had outstanding 13,461,023 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,336,457 and $1,241,339)	$1,338,974	$1,240,031
Equity securities:
Available for sale, at fair value (cost: $124,424 and $119,515)	130,516	120,557
Other invested assets	72,298	66,121

Total investments	1,541,788	1,426,709
Cash and cash equivalents	96,464	75,110
Premiums receivable, net	86,235	92,094
Reinsurance receivables, net	107,452	143,774
Funds held by ceding insurers	38,267	13,114
Deferred federal income taxes	43,995	40,957
Deferred acquisition costs	61,748	57,901
Intangible assets	22,814	23,079
Goodwill	6,521	6,521
Prepaid reinsurance premiums	32,048	42,583
Other assets	67,022	51,104

Total assets	$2,104,354	$1,972,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$615,763	$651,042
Unearned premiums	291,549	286,984
Federal income taxes payable	299	219
Ceded balances payable	14,795	14,675
Payable for securities purchased	6,325	3,717
Contingent commissions	4,663	9,454
Debt	296,238	163,143
Other liabilities	47,048	45,761

Total liabilities	$1,276,680	$1,174,995

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 13,456,489 and 13,436,548 respectively; A ordinary shares outstanding: 13,426,938 and 13,436,548, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	432,190	430,283
Accumulated other comprehensive income, net of taxes	5,986	(618)
Retained earnings	390,655	368,284
A ordinary shares in treasury, at cost: 29,551 and 0 shares, respectively	(1,159)	—

Total shareholders’ equity	827,674	797,951

Total liabilities and shareholders’ equity	$2,104,354	$1,972,946

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Gross premiums written	$143,894	$154,319	$267,645	$295,685

Net premiums written	$123,797	$125,310	$235,303	$242,182

Net premiums earned	$107,073	$117,804	$220,199	$239,440
Net investment income	8,840	6,562	17,484	16,308
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(578)	(1,217)	(688)	(2,267)
Other net realized investment gains (losses)	(84)	(2,275)	801	(8,718)

Total net realized investment gains (losses)	(662)	(3,492)	113	(10,985)
Other income	1,782	795	3,150	1,751

Total revenues	117,033	121,669	240,946	246,514
Losses and Expenses:
Net losses and loss adjustment expenses	57,700	78,111	120,261	142,895
Acquisition costs and other underwriting expenses	43,457	48,542	90,008	100,632
Corporate and other operating expenses	3,361	4,255	6,415	8,058
Interest expense	4,762	2,229	7,229	4,444

Income (loss) before income taxes	7,753	(11,468)	17,033	(9,515)
Income tax benefit	(2,336)	(6,303)	(5,338)	(11,475)

Net income (loss)	$10,089	$(5,165)	$22,371	$1,960

Per share data:
Net income (loss) (1)
Basic	$0.58	$(0.30)	$1.29	$0.11

Diluted	$0.57	$(0.30)	$1.27	$0.11

Weighted-average number of shares outstanding
Basic	17,335,914	17,244,075	17,326,019	17,234,063

Diluted	17,690,879	17,244,075	17,670,636	17,484,980

(1)	For the quarter ended June 30, 2016, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$10,089	$(5,165)	$22,371	$1,960

Other comprehensive income, net of tax:
Unrealized holding gains	2,155	9,875	7,333	20,005
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1)	—	(1)	(1)
Reclassification adjustment for gains included in net income (loss)	(823)	(723)	(1,229)	(1,693)
Unrealized foreign currency translation gains (losses)	323	(312)	501	(313)

Other comprehensive income, net of tax	1,654	8,840	6,604	17,998

Comprehensive income, net of tax	$11,743	$3,675	$28,975	$19,958

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2017	Year Ended December 31, 2016
Number of A ordinary shares issued:
Number at beginning of period	13,436,548	16,424,546
Ordinary shares issued under share incentive plans	6,473	115,711
Ordinary shares issued to directors	13,468	35,185
Reduction in treasury shares due to redomestication	—	(3,138,894)

Number at end of period	13,456,489	13,436,548

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning of period	$1	$2
Reduction in treasury shares due to redomestication	—	(1)

Balance at end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$430,283	$529,872
Reduction in treasury shares due to redomestication	—	(103,248)
Share compensation plans	1,907	3,532
Tax benefit on share-based compensation expense	—	127

Balance at end of period	$432,190	$430,283

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$(618)	$4,078
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	6,104	(4,751)
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	(3)
Unrealized foreign currency translation gains	501	58

Other comprehensive income (loss)	6,604	(4,696)

Balance at end of period	$5,986	$(618)

Retained earnings:
Balance at beginning of period	$368,284	$318,416
Net income	22,371	49,868

Balance at end of period	$390,655	$368,284

Number of treasury shares:
Number at beginning of period	—	3,110,795
A ordinary shares purchased	29,551	28,099
Reduction in treasury shares due to redomestication	—	(3,138,894)

Number at end of period	29,551	—

Treasury shares, at cost:
Balance at beginning of period	$—	$(102,443)
A ordinary shares purchased, at cost	(1,159)	(805)
Reduction in treasury shares due to redomestication	—	103,248

Balance at end of period	$(1,159)	—

Total shareholders’ equity	$827,674	$797,951

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$22,371	$1,960
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	3,142	3,229
Amortization of debt issuance costs	99	61
Restricted stock and stock option expense	1,907	1,543
Deferred federal income taxes	(5,521)	(11,680)
Amortization of bond premium and discount, net	4,258	5,080
Net realized investment gains (losses)	(113)	10,985
Equity in the earnings of equity method limited liability investments	(1,768)	(2,747)
Changes in:
Premiums receivable, net	5,859	(1,030)
Reinsurance receivables, net	36,322	229
Funds held by ceding insurers	(24,938)	(3,890)
Unpaid losses and loss adjustment expenses	(35,279)	3,803
Unearned premiums	4,565	8,141
Ceded balances payable	120	7,797
Other assets and liabilities, net	(18,175)	(12,948)
Contingent commissions	(4,791)	(1,571)
Federal income tax receivable/payable	80	(12)
Deferred acquisition costs, net	(3,847)	466
Prepaid reinsurance premiums	10,535	(5,400)

Net cash provided by (used for) operating activities	(5,174)	4,016

Cash flows from investing activities:
Proceeds from sale of fixed maturities	631,653	200,045
Proceeds from sale of equity securities	13,740	20,967
Proceeds from maturity of fixed maturities	53,478	46,741
Proceeds from limited partnerships	12,090	2,000
Amounts paid in connection with derivatives	(983)	(12,324)
Purchases of fixed maturities	(781,270)	(236,031)
Purchases of equity securities	(17,517)	(20,783)
Purchases of other invested assets	(16,500)	(2,459)

Net cash used for investing activities	(105,309)	(1,844)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	7,242	2,130
Proceeds from issuance of subordinated notes	130,000	—
Debt issuance cost	(4,246)	(14)
Tax benefit on share-based compensation expense	—	127
Purchase of A ordinary shares	(1,159)	(805)

Net cash provided by financing activities	131,837	1,438

Net change in cash and cash equivalents	21,354	3,610
Cash and cash equivalents at beginning of period	75,110	67,037

Cash and cash equivalents at end of period	$96,464	$70,647

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Limited (“Global Indemnity” or “the Company”), incorporated on February 9, 2016, is domiciled in the Cayman Islands. On November 7, 2016, Global Indemnity replaced Global Indemnity plc as the ultimate parent company as a result of a redomestication transaction. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI. Please see Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s redomestication.

The Company manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines, managed in Bala Cynwyd, Pennsylvania, offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into three product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis and is managed in Scottsdale, Arizona. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (‘Insurance Operations”).The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”). Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company (“American Reliable”), which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the quarter and six months ended June 30, 2016 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY LIMITED

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2017
Fixed maturities:
U.S. treasury and agency obligations	$130,148	$717	$(465)	$130,400	$—
Obligations of states and political subdivisions	122,639	990	(379)	123,250	—
Mortgage-backed securities	81,474	749	(245)	81,978	—
Asset-backed securities	201,919	695	(91)	202,523	(2)
Commercial mortgage-backed securities	154,898	97	(926)	154,069	—
Corporate bonds	505,364	2,665	(1,634)	506,395	—
Foreign corporate bonds	140,015	564	(220)	140,359	—

Total fixed maturities	1,336,457	6,477	(3,960)	1,338,974	(2)
Common stock	124,424	12,034	(5,942)	130,516	—
Other invested assets	72,298	—	—	72,298	—

Total	$1,533,179	$18,511	$(9,902)	$1,541,788	$(2)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2016
Fixed maturities:
U.S. treasury and agency obligations	$71,517	$763	$(233)	$72,047	$—
Obligations of states and political subdivisions	155,402	1,423	(379)	156,446	—
Mortgage-backed securities	88,131	895	(558)	88,468	—
Asset-backed securities	233,890	684	(583)	233,991	(4)
Commercial mortgage-backed securities	184,821	118	(1,747)	183,192	—
Corporate bonds	381,209	1,666	(2,848)	380,027	—
Foreign corporate bonds	126,369	164	(673)	125,860	—

Total fixed maturities	1,241,339	5,713	(7,021)	1,240,031	(4)
Common stock	119,515	3,445	(2,403)	120,557	—
Other invested assets	66,121	—	—	66,121	—

Total	$1,426,975	$9,158	$(9,424)	$1,426,709	$(4)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 5% of shareholders’ equity at June 30, 2017 and December 31, 2016, respectively.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$98,719	$98,748
Due in one year through five years	494,813	495,870
Due in five years through ten years	298,135	299,213
Due in ten years through fifteen years	592	596
Due after fifteen years	5,907	5,977
Mortgage-backed securities	81,474	81,978
Asset-backed securities	201,919	202,523
Commercial mortgage-backed securities	154,898	154,069

Total	$1,336,457	$1,338,974

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2017:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$84,240	$(465)	$—	$—	$84,240	$(465)
Obligations of states and political subdivisions	46,924	(359)	2,352	(20)	49,276	(379)
Mortgage-backed securities	46,266	(239)	289	(6)	46,555	(245)
Asset-backed securities	34,730	(85)	1,252	(6)	35,982	(91)
Commercial mortgage-backed securities	115,632	(742)	12,102	(184)	127,734	(926)
Corporate bonds	208,846	(1,554)	5,755	(80)	214,601	(1,634)
Foreign corporate bonds	45,432	(220)	—	—	45,432	(220)

Total fixed maturities	582,070	(3,664)	21,750	(296)	603,820	(3,960)
Common stock	43,117	(5,942)	—	—	43,117	(5,942)

Total	$625,187	$(9,606)	$21,750	$(296)	$646,937	$(9,902)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2017, gross unrealized losses related to U.S. treasury and agency obligations were $0.465 million. All unrealized losses have been in an unrealized loss position for less than twelve months. Macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of June 30, 2017, gross unrealized losses related to obligations of states and political subdivisions were $0.379 million. Of this amount, $0.020 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

GLOBAL INDEMNITY LIMITED

Mortgage-backed securities (“MBS”)—As of June 30, 2017, gross unrealized losses related to mortgage-backed securities were $0.245 million. Of this amount, $0.006 million have been in an unrealized loss position for twelve months or greater. 94.7% of the unrealized losses for twelve months or greater are related to securities rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset-backed securities (“ABS”)—As of June 30, 2017, gross unrealized losses related to asset backed securities were $0.091 million. Of this amount, $0.006 million have been in an unrealized loss position for twelve months or greater and are rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 20.7. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”)—As of June 30, 2017, gross unrealized losses related to the CMBS portfolio were $0.926 million. Of this amount, $0.184 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 28.0. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds—As of June 30, 2017, gross unrealized losses related to corporate bonds were $1.634 million. Of this amount, $0.080 million have been in an unrealized loss position for twelve months or greater and are rated A. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds—As of June 30, 2017, gross unrealized losses related to foreign bonds were $0.220 million. All unrealized losses have been in an unrealized loss position for less than twelve months. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY LIMITED

Common stock—As of June 30, 2017, gross unrealized losses related to common stock were $5.942 million. All unrealized losses have been in an unrealized loss position for less than twelve months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2017 and 2016:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities:
OTTI losses, gross	$—	$(36)	$(31)	$(93)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	—	(36)	(31)	(93)
Equity securities	(578)	(1,181)	(657)	(2,174)

Total	$(578)	$(1,217)	$(688)	$(2,267)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and six months ended June 30, 2017 and 2016 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$31	$31	$31	$31
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	(15)	—	(15)	—

Balance at end of period	$16	$31	$16	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2017 and December 31, 2016 was as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Net unrealized gains (losses)from:
Fixed maturities	$2,517	$(1,308)
Common stock	6,092	1,042
Foreign currency fluctuations	215	—
Deferred taxes	(2,838)	(352)

Accumulated other comprehensive income, net of tax	$5,986	$(618)

GLOBAL INDEMNITY LIMITED

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2017 and 2016:

Quarter Ended June 30, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,218	$114	$4,332
Other comprehensive income (loss) before reclassification	2,154	323	2,477
Amounts reclassified from accumulated other comprehensive income (loss)	(823)	—	(823)

Other comprehensive income (loss)	1,331	323	1,654

Ending balance	$5,549	$437	$5,986

Quarter Ended June 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$13,359	$(123)	$13,236
Other comprehensive income (loss) before reclassification	9,873	(310)	9,563
Amounts reclassified from accumulated other comprehensive income (loss)	(721)	(2)	(723)

Other comprehensive income (loss)	9,152	(312)	8,840

Ending balance	$22,511	$(435)	$22,076

Six Months Ended June 30, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(554)	$(64)	$(618)
Other comprehensive income (loss) before Reclassification	7,325	508	7,833
Amounts reclassified from accumulated other comprehensive income (loss)	(1,222)	(7)	(1,229)

Other comprehensive income (loss)	6,103	501	6,604

Ending balance	$5,549	$437	$5,986

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before reclassification	20,002	(311)	19,691
Amounts reclassified from accumulated other comprehensive	(1,691)	(2)	(1,693)

Other comprehensive income (loss)	18,311	(313)	17,998

Ending balance	$22,511	$(435)	$22,076

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2017 and 2016 were as follows:

(Dollars in thousands) Details about Accumulated Other	Affected Line Item in the Consolidated Statements of Operations	Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended June 30,
Comprehensive Income Components		2017	2016
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(1,739)	$(2,295)
	Other than temporary impairment losses on investments	578	1,217

	Total before tax	(1,161)	(1,078)
	Income tax expense	338	357

	Unrealized gains and losses on available for sale securities, net of tax	$(823)	$(721)

Foreign currency items	Other net realized investment (gains)	$—	$(4)
	Income tax expense	—	2

	Foreign currency items, net of tax	$—	$(2)

Total reclassifications	Total reclassifications, net of tax	$(823)	$(723)

GLOBAL INDEMNITY LIMITED

(Dollars in thousands)	Affected Line Item in the	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Consolidated Statements of	Six Months Ended June 30,
Comprehensive Income Components	Operations	2017	2016
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(2,440)	$(4,830)
	Other than temporary impairment losses on investments	688	2,267

	Total before tax	(1,752)	(2,563)
	Income tax expense	530	872

	Unrealized gains and losses on available for sale securities, net of tax	$(1,222)	$(1,691)

Foreign currency items	Other net realized investment (gains)	$(11)	$(4)
	Income tax expense	4	2

	Foreign currency items, net of tax	$(7)	$(2)

Total reclassifications	Total reclassifications, net of tax	$(1,229)	$(1,693)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities:
Gross realized gains	$2,500	$637	$2,689	$818
Gross realized losses	(1,976)	(71)	(2,059)	(144)

Net realized gains	524	566	630	674

Common stock:
Gross realized gains	1,219	2,158	1,794	4,723
Gross realized losses	(582)	(1,642)	(661)	(2,830)

Net realized gains	637	516	1,133	1,893

Derivatives:
Gross realized gains	—	—	336	—
Gross realized losses	(1,823)	(4,574)	(1,986)	(13,552)

Net realized (losses) (1)	(1,823)	(4,574)	(1,650)	(13,552)

Total net realized investment gains (losses)	$(662)	$(3,492)	$113	$(10,985)

(1)	Includes periodic net interest settlements related to the derivatives of $0.9 million and $1.2 million for the quarters ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

The proceeds from sales and redemptions of available-for-sale securities resulting in net realized investment gains (losses) for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Fixed maturities	$631,653	$200,045
Equity securities	13,740	20,967

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities	$8,334	$7,374	$15,012	$14,598
Equity securities	844	760	1,834	1,949
Cash and cash equivalents	311	37	395	67
Other invested assets	76	863	1,768	2,897

Total investment income	9,565	9,034	19,009	19,511
Investment expense	(725)	(2,472)	(1,525)	(3,203)

Net investment income	$8,840	$6,562	$17,484	$16,308

(1)	Investment expense for both the quarter and six months ended June 30, 2016 includes $1.5 million in upfront fees necessary to enter into a new investment. See Note 9 for additional information on the Company’s $40 million commitment related to this investment.

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net investment income	$8,840	$6,562	$17,484	$16,308

Net realized investment gains (losses)	(662)	(3,492)	113	(10,985)
Change in unrealized holding gains and losses	2,073	11,529	9,090	23,337

Net realized and unrealized investment returns	1,411	8,037	9,203	12,352

Total investment return	$10,251	$14,599	$26,687	$28,660

Total investment return % (1)	0.6%	1.0%	1.7%	1.9%

Average investment portfolio (2)	$1,626,877	$1,519,556	$1,565,015	$1,524,617

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset Backed and Credit Securities

As of June 30, 2017, the Company held insurance enhanced asset backed and credit securities with a market value of approximately $27.9 million. Approximately $4.6 million of these securities were tax free municipal bonds, which represented approximately 0.3% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $1.5 million of these bonds are pre-refunded with U.S. treasury securities. None of the remaining $3.1 million of tax free insurance enhanced municipal bonds, would have carried a lower credit rating had they not been insured.

GLOBAL INDEMNITY LIMITED

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2017, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,035	$—	$—	$1,035
Municipal Bond Insurance Association	1,565	—	—	1,565
Gov’t National Housing Association	439	—	439	—

Total backed by financial guarantors	3,039	—	439	2,600
Other credit enhanced municipal bonds	1,524	1,524	—	—

Total	$4,563	$1,524	$439	$2,600

In addition to the tax-free municipal bonds, the Company held $23.3 million of insurance enhanced bonds, which represented approximately 1.4% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The insurance enhanced bonds are comprised of $23.2 million of taxable municipal bonds and $0.1 million of asset-backed securities. The financial guarantors of the Company’s $23.3 million of insurance enhanced asset-backed and taxable municipal securities include Municipal Bond Insurance Association ($7.0 million) and Assured Guaranty Corporation ($16.3 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2017.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of June 30, 2017 and December 31, 2016:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2017	December 31, 2016
On deposit with governmental authorities	$28,756	$29,079
Intercompany trusts held for the benefit of U.S. policyholders	333,086	351,002
Held in trust pursuant to third party requirements	79,389	88,178
Letter of credit held for third party requirements	4,090	4,871
Securities held as collateral for borrowing arrangements (1)	90,922	85,939

Total	$536,243	$559,069

(1)	Amount required to collateralize margin borrowing facility.

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

The Company has variable interests in three VIE’s for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments. The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $29.2 million and $32.9 million as of June 30, 2017 and December 31, 2016, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $44.9 million at June 30, 2017 and $48.6 million at

GLOBAL INDEMNITY LIMITED

December 31, 2016. The fair value of a second VIE that provides financing for middle market companies, was $26.6 million at June 30, 2017 and $33.2 million at December 31, 2016. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $38.3 million at June 30, 2017 and $42.3 million at December 31, 2016. During the 2nd quarter of 2017 the Company invested in a new limited partnership that also invests in distressed securities and assets and is considered a VIE. The Company’s investment in this partnership has a fair value of $16.5 million as of June 30, 2017. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $50.0 million at June 30, 2017. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)		June 30, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(11,188)	$200,000	$(11,524)

The following table summarizes the net gain (loss) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2017 and 2016:

	Consolidated Statement of	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Operations Line	2017	2016	2017	2016
Interest rate swap agreements	Net realized investment gains (losses)	$(1,823)	$(4,574)	$(1,650)	$(13,552)

As of June 30, 2017 and December 31, 2016, the Company is due $3.5 million and $5.3 million, respectively, for funds it needed to post to execute the swap transaction and $13.3 million and $12.6 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY LIMITED

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$130,400	$—	$—	$130,400
Obligations of states and political subdivisions	—	123,250	—	123,250
Mortgage-backed securities	—	81,978	—	81,978
Commercial mortgage-backed securities	—	154,069	—	154,069
Asset-backed securities	—	202,523	—	202,523
Corporate bonds	—	506,395	—	506,395
Foreign corporate bonds	—	140,359	—	140,359

Total fixed maturities	130,400	1,208,574	—	1,338,974
Common stock	130,516	—	—	130,516

Total assets measured at fair value (1)	$260,916	$1,208,574	$—	$1,469,490

Liabilities:
Derivative instruments	$—	$11,188	$—	$11,188

Total liabilities measured at fair value	$—	$11,188	$—	$11,188

(1)	Excluded from the table above are limited partnerships of $72.3 million at June 30, 2017 whose fair value is based on net asset value as a practical expedient.

GLOBAL INDEMNITY LIMITED

As of December 31, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$72,047	$—	$—	$72,047
Obligations of states and political subdivisions	—	156,446	—	156,446
Mortgage-backed securities	—	88,468	—	88,468
Commercial mortgage-backed securities	—	183,192	—	183,192
Asset-backed securities	—	233,991	—	233,991
Corporate bonds	—	380,027	—	380,027
Foreign corporate bonds	—	125,860	—	125,860

Total fixed maturities	72,047	1,167,984	—	1,240,031
Common stock	120,557	—	—	120,557

Total assets measured at fair value (1)	$192,604	$1,167,984	$—	$1,360,588

Liabilities:
Derivative instruments	$—	$11,524	$—	$11,524

Total liabilities measured at fair value	$—	$11,524	$—	$11,524

(1)	Excluded from the table above are limited partnerships of $66.1 million at December 31, 2016 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$73,887	$73,887	$66,646	$66,646
7.75% Subordinated Notes due 2045 (1)	96,558	99,358	96,497	95,697
7.875% Subordinated Notes due 2047 (2)	125,793	127,873	—	—

Total	$296,238	$301,118	$163,143	$162,343

(1)	As of June 30, 2017 and December 31, 2016, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.4 million.
(2)	As of June 30, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.2 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand. The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended June 30, 2017 and 2016.

GLOBAL INDEMNITY LIMITED

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share as a practical expedient. The following table provides the fair value and future funding commitments related to these investments at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	29,229	15,714	32,922	15,714
Private Middle Market Loan Fund, LP (3)	26,569	11,776	33,199	9,054
Distressed Debt Fund, LP (4)	16,500	33,500	—	—

Total	$72,298	$60,900	$66,121	$24,768

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020.
(3)	This limited partnership provides financing for middle market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.
(4)	This limited partnership invests in stressed and distressed debt instruments. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income or loss associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $0.1 million and $0.9 million during the quarters end June 30, 2017 and 2016, respectively, and $1.8 million and $2.9 million during the six months ended June 30, 2017 and 2016, respectively.

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

GLOBAL INDEMNITY LIMITED

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

During the quarters and six months ended June 30, 2017 and 2016, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

The statutory income tax rates of the countries where the Company conducts or conducted business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 27.08% in the Duchy of Luxembourg, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

GLOBAL INDEMNITY LIMITED

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and six months ended June 30, 2017 and 2016 were as follows:

Quarter Ended June 30, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$60,061	$126,319	$(42,486)	$143,894

Net premiums written	$60,060	$63,737	$—	$123,797

Net premiums earned	$49,059	$58,014	$—	$107,073
Net investment income	14,560	5,243	(10,963)	8,840
Net realized investment gains (losses)	196	(858)	—	(662)
Other income	86	1,696	—	1,782

Total revenues	63,901	64,095	(10,963)	117,033
Losses and Expenses:
Net losses and loss adjustment expenses	22,876	34,824	—	57,700
Acquisition costs and other underwriting expenses	20,934	22,523	—	43,457
Corporate and other operating expenses	1,123	2,238	—	3,361
Interest expense	4,650	11,075	(10,963)	4,762

Income (loss) before income taxes	$14,318	$(6,565)	$—	$7,753

Quarter Ended June 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$57,574	$141,911	$(45,166)	$154,319

Net premiums written	$57,560	$67,750	$—	$125,310

Net premiums earned	$52,454	$65,350	$—	$117,804
Net investment income	12,132	2,925	(8,495)	6,562
Net realized investment gains (losses)	57	(3,549)	—	(3,492)
Other income (loss)	(66)	861	—	795

Total revenues	64,577	65,587	(8,495)	121,669
Losses and Expenses:
Net losses and loss adjustment expenses	30,550	47,561	—	78,111
Acquisition costs and other underwriting expenses	23,587	24,955	—	48,542
Corporate and other operating expenses	2,488	1,767	—	4,255
Interest expense	2,076	8,648	(8,495)	2,229

Income (loss) before income taxes	$5,876	$(17,344)	$—	$(11,468)

Six Months Ended June 30, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$114,163	$234,255	$(80,773)	$267,645

Net premiums written	$114,147	$121,156	$—	$235,303

Net premiums earned	$99,992	$120,207	$—	$220,199
Net investment income	26,888	10,202	(19,606)	17,484
Net realized investment gains (losses)	237	(124)	—	113
Other income (loss)	173	2,977	—	3,150

Total revenues	127,290	133,262	(19,606)	240,946
Losses and Expenses:
Net losses and loss adjustment expenses	43,736	76,525	—	120,261
Acquisition costs and other underwriting expenses	43,622	46,386	—	90,008
Corporate and other operating expenses	2,330	4,085	—	6,415
Interest expense	6,974	19,861	(19,606)	7,229

Income (loss) before income taxes	$30,628	$(13,595)	$—	$17,033

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$89,397	$270,542	$(64,254)	$295,685

Net premiums written	$89,383	$152,799	$—	$242,182

Net premiums earned	$108,439	$131,001	$—	$239,440
Net investment income	25,235	8,060	(16,987)	16,308
Net realized investment gains (losses)	70	(11,055)	—	(10,985)
Other income (loss)	28	1,723	—	1,751

Total revenues	133,772	129,729	(16,987)	246,514
Losses and Expenses:
Net losses and loss adjustment expenses	56,222	86,673	—	142,895
Acquisition costs and other underwriting expenses	47,107	53,525	—	100,632
Corporate and other operating expenses	4,276	3,782	—	8,058
Interest expense	4,152	17,279	(16,987)	4,444

Income (loss) before income taxes	$22,015	$(31,530)	$—	$(9,515)

The following table summarizes the components of income tax benefit:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Current income tax expense:
Foreign	$87	$92	$183	$205

Total current income tax expense	87	92	183	205

Deferred income tax benefit:
U.S. Federal	(2,423)	(6,395)	(5,521)	(11,680)

Total deferred income tax benefit	(2,423)	(6,395)	(5,521)	(11,680)

Total income tax benefit	$(2,336)	$(6,303)	$(5,338)	$(11,475)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2017		2016
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(2,210)	(28.5%)	$(5,977)	(52.1%)
Adjustments:
Tax exempt interest	(67)	(0.9)	(99)	(0.9)
Dividend exclusion	(73)	(0.9)	(238)	(2.1)
Other	14	0.2	11	0.1

Actual tax on continuing operations	$(2,336)	(30.1%)	$(6,303)	(55.0%)

The effective income tax benefit rate for the quarter ended June 30, 2017 was 30.1%, compared with an effective income tax benefit rate of 55.0% for the quarter ended June 30, 2016. The reduction in the income tax benefit rate is primarily due to losses incurred in the Company’s U.S. operations for the quarter ended June 30, 2016 as compared to a gain in 2017. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

GLOBAL INDEMNITY LIMITED

	Six Months Ended June 30,
	2017		2016
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(4,574)	(26.9%)	$(10,829)	(113.9%)
Adjustments:
Tax exempt interest	(151)	(0.9)	(203)	(2.1)
Dividend exclusion	(266)	(1.6)	(477)	(5.0)
Other	(347)	(1.9)	34	0.3

Actual tax on continuing operations	$(5,338)	(31.3%)	$(11,475)	(120.7%)

The effective income tax benefit rate for the six months ended June 30, 2017 was 31.3%, compared with an effective income tax benefit rate of 120.7% for the six months ended June 30, 2016. The Company incurred a higher capital loss on its derivative instrument during the six months ended June 30, 2016 compared to 2017 which contributed to a higher income tax benefit rate for the six months ended June 30, 2016. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of June 30, 2017 and December 31, 2016, which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $10.2 million as of June 30, 2017, which begins to expire in 2035 based on when the original NOL was generated, and a NOL carryforward of $3.2 million as of December 31, 2016. The Company has a Section 163(j) (“163(j)”) carryforward of $8.1 million as of June 30, 2017 and December 31, 2016 which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$622,088	$676,236	$651,042	$680,047
Less: Ceded reinsurance receivables	102,646	106,957	130,439	108,130

Net balance at beginning of period	519,442	569,279	520,603	571,917
Purchased reserves, gross	6,465	—	8,961	—
Purchased reserves ceded	(39)	—	510	—

Purchased reserves, net of third party reinsurance	6,426	—	9,471	—

Incurred losses and loss adjustment expenses related to:
Current year	73,003	87,032	145,694	158,412
Prior years	(15,303)	(8,921)	(25,433)	(15,517)

Total incurred losses and loss adjustment expenses	57,700	78,111	120,261	142,895

Paid losses and loss adjustment expenses related to:
Current year	42,975	43,560	67,363	63,386
Prior years	29,075	31,559	71,454	79,155

Total paid losses and loss adjustment expenses	72,050	75,119	138,817	142,541

Net balance at end of period	511,518	572,271	511,518	572,271
Plus: Ceded reinsurance receivables	104,245	111,579	104,245	111,579

Balance at end of period	$615,763	$683,850	$615,763	$683,850

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY LIMITED

In the second quarter of 2017, the Company reduced its prior accident year loss reserves by $15.3 million, which consisted of a $13.7 million decrease related to Commercial Lines and a $1.6 million decrease related to Reinsurance Operations.

The $13.7 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $6.6 million reduction in aggregate with $5.0 million of favorable development in the construction defect reserve category and $1.6 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category recognizes lower than anticipated claims frequency and severity which led to reductions primarily in the 2005 through 2016 accident years. For the other general liability reserve categories, lower than expected claims severity was the primary driver of the favorable development mainly in accident years 2008 through 2011 and the 2014 and 2015 accident years.

•	Professional Liability: A $3.5 million decrease in aggregate primarily reflects lower than expected claims severity in the 2006 through 2009 and 2011 through 2013 accident years.

•	Property: A $3.5 million reduction in aggregate with $3.0 million of favorable development in the property excluding catastrophe reserve categories and $0.5 million of favorable development in the property catastrophe reserve categories. The favorable development in the reserve categories excluding catastrophe experience reflects lower than expected claims frequency and severity in the 2011 through 2016 accident years. For the property catastrophe reserve categories, lower than anticipated claims severity was the driver of the favorable development in the 2013 through 2015 accident years.

The $1.6 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines. Ultimate losses were lowered primarily in the 2013 through 2015 accident years based on a review of the experience reported from cedants.

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

During the first six months of 2017, the Company reduced its prior accident year loss reserves by $25.4 million, which consisted of an $18.9 million decrease related to Commercial Lines, a $3.2 million decrease related to Personal Lines, and a $3.3 million decrease related to Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

The $18.9 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $10.3 million reduction in aggregate with $5.0 million of favorable development in the construction defect reserve category and $5.3 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category recognizes lower than anticipated claims frequency and severity which led to reductions primarily in the 2005 through 2016 accident years. For the other general liability reserve categories, lower than expected claims severity was the primary driver of the favorable development mainly in the 2007 through 2015 accident years.

•	Professional Liability: A $3.4 million decrease in aggregate primarily reflects lower than expected claims severity in the 2006 through 2009 and 2011 through 2014 accident years.

•	Property: A $5.2 million reduction in aggregate with $3.0 million of favorable development in the property excluding catastrophe reserve categories and $2.2 million of favorable development in the property catastrophe reserve categories. The favorable development in the reserve categories excluding catastrophe experience reflects lower than expected claims frequency and severity in the 2011 through 2016 accident years. For the property catastrophe reserve categories, lower than anticipated claims severity was the driver of the favorable development in the 2012 through 2016 accident years.

The $3.2 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $2.7 million reduction in the property reserve categories, both including and excluding catastrophes. The decrease reflects lower than expected case incurred emergence, primarily in the 2016 accident year.

•	General Liability: A $0.5 million reduction in the agriculture reserve categories. Lower than expected case incurred emergence in the 2016 accident year was the driver of the favorable development.

The $3.3 million reduction of prior accident year loss reserve related to Reinsurance Operations was from the property lines. Ultimate losses were lowered in the 2013 through 2015 accident years based on a review of the experience reported from cedants

In the first six months of 2016, the Company decreased its prior accident year loss reserves by $15.5 million, which consisted of a $12.3 million decrease related to Commercial Lines and a $3.2 million decrease related to Reinsurance Operations.

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

GLOBAL INDEMNITY LIMITED

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $2.6 million and $2.8 million for the quarters and six months ended June 30, 2017, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for information on the Company’s Margin Borrowing Facilities and the 7.75% Subordinated Notes due 2045.

8.	Shareholders’ Equity

Repurchases of the Company’s Ordinary Shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2017:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – 31, 2017	586	(2)	$38.49	—	—

Total	586		$38.49	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

GLOBAL INDEMNITY LIMITED

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2016:

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

There were no B ordinary shares that were surrendered or repurchased during the quarters ended June 30, 2017 or 2016.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s repurchase program.

9.	Related Party Transactions

Fox Paine & Company (“Fox Paine”)

As of June 30, 2017, Fox Paine beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.5 million in each of the quarters ended June 30, 2017 and 2016 and $1.1 million and $1.0 million in the six months ended June 30, 2017 and June 30, 2016 respectively as part of the annual management fee paid to Fox Paine. As of June 30, 2017 and December 31, 2016, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $5.7 million and $4.6 million, respectively.

Crystal & Company

The Company incurred $0.06 million and $0.1 million in brokerage fees to Crystal & Company, an insurance broker, during the quarter and six months ended June 30, 2016, respectively. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned on July 24, 2016.

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

GLOBAL INDEMNITY LIMITED

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2017, the Company has funded $34.3 million of this commitment leaving $15.7 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of June 30, 2017, the Company has funded $28.2 million of this commitment leaving $11.8 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of June 30, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

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

Options

No stock options were awarded during the quarters ended June 30, 2017 or 2016. No unvested stock options were forfeited during the quarter ended June 30, 2017. 133,333 unvested stock options were forfeited during the quarter ended June 30, 2016.

The Company did not award any stock options during the six months ended June 30, 2017 or 2016. No unvested stock options were forfeited during the six months ended June 30, 2017. 200,000 unvested stock options were forfeited during the six months ended June 30, 2016.

Restricted Shares

No restricted shares were issued to employees during the quarters ended June 30, 2017 and 2016.

During the six months ended June 30, 2017, the Company granted 22,503 A ordinary shares, with a weighted average grant date value of $38.21 per share, to key employees under the Plan. These shares will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on January 1, 2018, January 1, 2019, and January 1, 2020, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2020, following a re-measurement of 2016 results as of December 31, 2019.

During the six months ended June 30, 2016, the Company granted 121,346 A ordinary shares, with a weighted average grant date value of $28.97 per share, to key employees under the Plan. Of the shares granted during the six months ended June 30, 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of

GLOBAL INDEMNITY LIMITED

the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 were granted to another key employee and were due to vest 100% on February 7, 2019. These shares were forfeited during the six months ended June 30, 2017 as the key employee is no longer employed by the company. 8,253 were issued to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

•	16.5% vested on January 1, 2017. 16.5% and 17.0% of the granted stock will vest on January 1, 2018 and January 1, 2019, respectively.

•	Subject to Board approval 50% of granted stock vests 100%, no later than March 15, 2019, following a re-measurement of 2015 results as of December 31, 2018.

During the quarters ended June 30, 2017 and 2016, the Company granted 6,768 and 10,172 A ordinary shares, respectively, at a weighted average grant date value of $38.77 and $27.53 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2017 and 2016, the Company granted 13,468 and 19,614 A ordinary shares, respectively, at a weighted average grant date value of $38.63 and $29.26 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2017 and 2016 were fully vested but are subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Net income (loss)	$10,089	$(5,165)	$22,371	$1,960

Basic earnings per share:
Weighted average shares outstanding – basic	17,335,914	17,244,075	17,326,019	17,234,063

Net income (loss) per share	$0.58	$(0.30)	$1.29	$0.11

Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	17,690,879	17,244,075	17,670,636	17,484,980

Net income (loss) per share	$0.57	$(0.30)	$1.27	$0.11

(1)	For the quarter ended June 30, 2016, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares for basic earnings per share	17,335,914	17,244,075	17,326,019	17,234,063
Non-vested restricted stock	153,471	—	146,992	140,773
Options	201,494	—	197,625	110,144

Weighted average shares for diluted earnings per share	17,690,879	17,244,075	17,670,636	17,484,980

If the Company had not incurred a loss in the quarter ended June 30, 2016, 17,511,617 weighted average shares would have been used to compute the diluted loss per share calculation which would have included 155,967 shares of non-vested restricted stock and 111,575 share equivalents for options.

GLOBAL INDEMNITY LIMITED

The weighted average shares outstanding used to determine dilutive earnings per share for the quarter and six months ended June 30, 2016 do not include 300,000 shares which were deemed to be anti-dilutive. There were no anti-dilutive shares for the quarter or six months ended June 30, 2017.

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

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the quarter and six months ended June 30, 2016 have been revised to reflect these changes.

The following are tabulations of business segment information for the quarters and six months ended June 30, 2017 and 2016.

Quarter Ended June 30, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$56,752		$69,572	(6)	$17,570		$143,894

Net premiums written	$49,439		$56,789		$17,569		$123,797

Net premiums earned	$43,519		$53,171		$10,383		$107,073
Other income	78		1,618		86		1,782

Total revenues	43,597		54,789		10,469		108,855

Losses and Expenses:
Net losses and loss adjustment expenses	14,169		39,161		4,370		57,700
Acquisition costs and other underwriting expenses	18,142	(3)	22,058	(4)	3,257		43,457

Income (loss) from segments	$11,286		$(6,430)		$2,842		$7,698

Unallocated Items:
Net investment income							8,840
Net realized investment gain							(662)
Corporate and other operating expenses							(3,361)
Interest expense							(4,762)

Income before income taxes							7,753
Income tax benefit							2,336

Net income							10,089

Total assets	$880,084		$494,079		$730,191	(5)	$2,104,354

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $119 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $266 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $191 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended June 30, 2016: (Dollars in thousands)	Commercial Lines(1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$57,701		$84,210	(6)	$12,408		$154,319

Net premiums written	$52,159		$60,757		$12,394		$125,310

Net premiums earned	$47,898		$61,018		$8,888		$117,804
Other income (loss)	—		861		(66)		795

Total revenues	47,898		61,879		8,822		118,599

Losses and Expenses:
Net losses and loss adjustment expenses	29,805		44,594		3,712		78,111
Acquisition costs and other underwriting expenses	19,764	(3)	25,303	(4)	3,475		48,542

Income (loss) from segments	$(1,671)		$(8,018)		$1,635		$(8,054)

Unallocated Items:
Net investment income							6,562
Net realized investment losses							(3,492)
Corporate and other operating expenses							(4,255)
Interest expense							(2,229)

Loss before income taxes benefit							(11,468)
Income tax benefit							6,303

Net loss							(5,165)

Total assets	$757,258		$536,545		$712,291	(5)	$2,006,094

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $130 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $305 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $10,138 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Six Months Ended June 30, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$102,663		$131,589	(6)	$33,393		$267,645

Net premiums written	$90,554		$111,372		$33,377		$235,303

Net premiums earned	$88,511		$111,834		$19,854		$220,199
Other income	78		2,899		173		3,150

Total revenues	88,589		114,733		20,027		223,349

Losses and Expenses:
Net losses and loss adjustment expenses	34,593		77,876		7,792		120,261
Acquisition costs and other underwriting expenses	37,161	(3)	46,592	(4)	6,255		90,008

Income (loss) from segments	$16,835		$(9,735)		$5,980		$13,080

Unallocated Items:
Net investment income							17,484
Net realized investment gain							113
Corporate and other operating expenses							(6,415)
Interest expense							(7,229)

Income before income taxes							17,033
Income tax benefit							5,338

Net income							22,371

Total assets	$880,084		$494,079		$730,191	(5)	$2,104,354

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $239 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $559 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $1,242 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$106,181		$164,361	(6)	$25,143		$295,685

Net premiums written	$95,125		$121,928		$25,129		$242,182

Net premiums earned	$94,975		$123,360		$21,105		$239,440
Other income	—		1,723		28		1,751

Total revenues	94,975		125,083		21,133		241,191

Losses and Expenses:
Net losses and loss adjustment expenses	54,965		79,613		8,317		142,895
Acquisition costs and other underwriting expenses	40,736	(3)	51,938	(4)	7,958		100,632

Income (loss) from segments	$(726)		$(6,468)		$4,858		$(2,336)

Unallocated Items:
Net investment income							16,308
Net realized investment losses							(10,985)
Corporate and other operating expenses							(8,058)
Interest expense							(4,444)

Loss before income tax benefit							(9,515)
Income tax benefit							11,475

Net income							1,960

Total assets	$757,258		$536,545		$712,291	(5)	$2,006,094

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $256 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $617 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $23,582 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

14.	New Accounting Pronouncements

In May, 2017, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance which clarifies whether changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

In March, 2017, the FASB issued new accounting guidance which amends the amortization period for certain purchased callable debt securities held at a premium. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instruments. Under the new guidance, the amortizations period would be shortened to the earliest call date. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

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

GLOBAL INDEMNITY LIMITED

In January, 2017, the FASB amended The Accounting Standards Codification to incorporate SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) Meetings. The announcement from September 22, 2016 specifically addresses Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and provides the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. This guidance, which is effective immediately, has been adopted by the Company.

In February, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company expects to report higher assets and liabilities as a result of recognizing right-of-use assets and corresponding lease liabilities on the Consolidated Balance Sheets. The Company expects the new guidance to have minimal impact on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

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

In May, 2014, the FASB issued (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. While insurance contracts are not within the scope of this guidance, the Company is currently still evaluating whether its revenue recognition policy for fee income will be impacted by this updated guidance. Fee income related to policies written by the Company was $1.1 million for the six months ended June 30, 2017.    This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

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

In April, 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of June 30, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

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

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 270 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

GLOBAL INDEMNITY LIMITED

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

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2017 and 2016:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Gross premiums written	$143,894	$154,319	(6.8%)	$267,645	$295,685	(9.5%)

Net premiums written	$123,797	$125,310	(1.2%)	$235,303	$242,182	(2.8%)

Net premiums earned	$107,073	$117,804	(9.1%)	$220,199	$239,440	(8.0%)
Other income	1,782	795	124.2%	3,150	1,751	79.9%

Total revenues	108,855	118,599	(8.2%)	223,349	241,191	(7.4%)
Losses and expenses:
Net losses and loss adjustment expenses	57,700	78,111	(26.1%)	120,261	142,895	(15.8%)
Acquisition costs and other underwriting expenses	43,457	48,542	(10.5%)	90,008	100,632	(10.6%)

Underwriting income (loss)	7,698	(8,054)	195.6%	13,080	(2,336)	659.9%
Net investment income	8,840	6,562	34.7%	17,484	16,308	7.2%
Net realized investment gains (losses)	(662)	(3,492)	81.0%	113	(10,985)	101.0%
Corporate and other operating expenses	(3,361)	(4,255)	(21.0%)	(6,415)	(8,058)	(20.4%)
Interest expense	(4,762)	(2,229)	113.6%	(7,229)	(4,444)	62.7%

Income (loss) before income taxes	7,753	(11,468)	167.6%	17,033	(9,515)	279.0%
Income tax benefit	(2,336)	(6,303)	(62.9%)	(5,338)	(11,475)	(53.5%)

Net income (loss)	$10,089	$(5,165)	295.3%	$22,371	$1,960	NM

Underwriting Ratios:
Loss ratio (1):	53.9%	66.3%		54.6%	59.7%
Expense ratio (2)	40.6%	41.2%		40.9%	42.0%

Combined ratio (3)	94.5%	107.5%		95.5%	101.7%

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Accordingly, the segment results, presented below, for the quarter and six months ended June 30, 2016 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Gross premiums written (1)
Personal Lines (3) (4)	$69,572	$84,210	(17.4%)	$131,589	$164,361	(19.9%)
Commercial Lines (4)	56,752	57,701	(1.6%)	102,663	106,181	(3.3%)
Reinsurance (5)	17,570	12,408	41.6%	33,393	25,143	32.8%

Total gross premiums written	$143,894	$154,319	(6.8%)	$267,645	$295,685	(9.5%)

Ceded premiums written
Personal Lines (4)	$12,783	$23,453	(45.5%)	$20,217	$42,433	(52.4%)
Commercial Lines (4)	7,313	5,542	32.0%	12,109	11,056	9.5%
Reinsurance (5)	1	14	NM	16	14	14.3%

Total ceded premiums written	$20,097	$29,009	(30.7%)	$32,342	$53,503	(39.6%)

Net premiums written (2)
Personal Lines (4)	$56,789	$60,757	(6.5%)	$111,372	$121,928	(8.7%)
Commercial Lines (4)	49,439	52,159	(5.2%)	90,554	95,125	(4.8%)
Reinsurance (5)	17,569	12,394	41.8%	33,377	25,129	32.8%

Total net premiums written	$123,797	$125,310	(1.2%)	$235,303	$242,182	(2.8%)

Net premiums earned
Personal Lines (4)	$53,171	$61,018	(12.9%)	$111,834	$123,360	(9.3%)
Commercial Lines (4)	43,519	47,898	(9.1%)	88,511	94,975	(6.8%)
Reinsurance (5)	10,383	8,888	16.8%	19,854	21,105	(5.9%)

Total net premiums earned	$107,073	$117,804	(9.1%)	$220,199	$239,440	(8.0%)

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $0.2 million and $10.1 million during the quarters ended June 30, 2017 and 2016, respectively, and $1.2 million and $23.6 million during the six months ended June 30, 2017 and 2016, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

NM – not meaningful

Gross premiums written decreased by 6.8% and 9.5% for the quarter and six months ended June 30, 2017, respectively, as compared to same periods in 2016.    Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of $0.2 million and $10.1 million for the quarters ended June 30, 2017 and 2016, respectively, and $1.2 million and $23.6 million for the six months ended June 30, 2017 and 2016, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 0.3% and 2.1% for the quarter and six months ended June 30, 2017, respectively, as compared to same period in 2016. The decline is mainly due to the discontinuance of one unprofitable program within the Company’s Commercial Lines, a targeted reduction of catastrophe exposed business within the Company’s Personal Lines, and underwriting actions taken within the Company’s Personal Lines to improve profitability.    This decline was partially offset by an increase in gross premiums written within the Company’s Reinsurance Operations due to a new mortgage insurance treaty written in the fourth quarter of 2016 as well as the introduction of a new program within the Company’s Commercial Lines.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Personal Lines (1)	81.9%	82.0%	(0.2)	85.4%	86.6%	(1.2)
Commercial Lines	87.1%	90.4%	(3.3)	88.2%	89.6%	(1.4)
Reinsurance	100.0%	99.9%	0.1	100.0%	99.9%	0.1

Total (1)	86.1%	86.9%	(0.8)	88.3%	89.0%	(0.7)

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement $0.2 million and $10.1 million during the quarters ended June 30, 2017 and 2016, respectively, and $1.2 million and $23.6 million during the six months ended June 30, 2017 and 2016, respectively.

The net premium retention for the Commercial Lines segment for the quarter and six months ended June 30, 2017 decreased by 3.3 points and 1.4 points, respectively, as compared to the same period in 2016 primarily due to the Property Catastrophe Quota Share that became effective on April 15, 2017. Please see the Liquidity and Capital Resource section in Item 2 of Part I of this report for additional information on the Property Catastrophe Quota Share.

Net Premiums earned

Net premiums earned within the Personal Lines segment decreased by 12.9% and 9.3% for the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016 primarily due to a decline in gross premiums written as well as the ceding of additional premiums under the property catastrophe treaties. Property net premiums earned were $45.0 million and $52.7 million for the quarters ended June 30, 2017 and 2016, respectively, and $95.2 million and $106.6 million for the six months ended June 30, 2017 and 2016, respectively. Casualty net premiums earned were $8.2 million and $8.4 million for the quarters ended June 30, 2017 and 2016, respectively, and $16.6 million and $16.8 million for the six months ended June 30, 2017 and 2016, respectively.

Net premiums earned within the Commercial Lines segment decreased by 9.1% and 6.8% for the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016. The decline in net premiums earned was primarily due to the Company discontinuing one of its programs within the Commercial Lines as well as the Company ceding additional premiums under the new Property Catastrophe Quota Share agreement which was effective April 15, 2017. Property net premiums earned were $21.9 million and $25.9 million for the quarters ended June 30, 2017 and 2016, respectively, and $45.6 million and $52.2 million for the six months ended June 30, 2017 and 2016, respectively. Casualty net premiums earned were $21.6 million and $22.0 million for the quarters ended June 30, 2017 and 2016, respectively, and $42.9 million and $42.8 million for the six months ended June 30, 2017 and 2016, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 16.8% for the quarter ended June 30, 2017 as compared to the same period in 2016. This increase was primarily due to a new mortgage treaty written in the fourth quarter of 2016 which is expected to earn out over an eight year period. Net premiums earned within the Reinsurance Operations segment decreased by 5.9% for the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to reduced levels of property writings due to a competitive marketplace partially offset by the new mortgage treaty. Property net premiums earned were $9.2 million and $8.0 million for the quarters ended June 30, 2017 and 2016, respectively, and $17.5 million and $19.3 million for the six months ended June 30, 2017 and 2016, respectively. Casualty net premiums earned were $1.2 million and $0.9 million for the quarters ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at June 30, 2017 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $615.8 million and $511.5 million, respectively, as of June 30, 2017. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of June 30, 2017 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$118,414	$321,961	$440,375
Personal Lines	40,840	66,228	107,068
Reinsurance Operations	16,596	51,724	68,320

Total	$175,850	$439,913	$615,763

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$94,077	$262,907	$356,984
Personal Lines	29,954	56,458	86,412
Reinsurance Operations	16,596	51,526	68,122

Total	$140,627	$370,891	$511,518

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $145.7 million for claims occurring during the six months ended June 30, 2017:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(21,127)	$(14,206)	$(7,285)	$(364)	$6,556
	-3%	(18,504)	(11,437)	(4,371)	2,695	9,762
	-2%	(17,193)	(10,053)	(2,914)	4,225	11,365
	-1%	(15,881)	(8,669)	(1457)	5,755	12,967
	0%	(14,570)	(7,285)	—	7,285	14,570
	1%	(13,259)	(5,901)	1,457	8,815	16,173
	2%	(11,947)	(4,517)	2,914	10,345	17,775
	3%	(10,636)	(3,133)	4,371	11,875	19,378
	5%	(8,013)	(364)	7,285	14,934	22,584

The Company’s net reserves for losses and loss adjustment expenses of $511.5 million as of June 30, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

The following table compares the Company’s combined ratios by segment:

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Personal Lines	115.1%	114.6%	111.4%	106.6%
Commercial Lines	74.3%	103.5%	81.1%	100.8%
Reinsurance	73.5%	80.9%	70.7%	77.1%

Total	94.5%	107.5%	95.5%	101.7%

GLOBAL INDEMNITY LIMITED

Personal Lines

The components of income and loss from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017 (3)	2016 (3)	Change	2017 (3)	2016 (3)	Change
Gross premiums written (1)	$69,572	$84,210	(17.4%)	$131,589	$164,361	(19.9%)

Net premiums written	$56,789	$60,757	(6.5%)	$111,372	$121,928	(8.7%)

Net premiums earned	$53,171	$61,018	(12.9%)	$111,834	$123,360	(9.3%)
Other income	1,618	861	87.9%	2,899	1,723	68.3%

Total revenues	54,789	61,879	(11.5%)	114,733	125,083	(8.3%)
Losses and expenses:
Net losses and loss adjustment expenses	39,161	44,594	(12.2%)	77,876	79,613	(2.2%)
Acquisition costs and other underwriting expenses (2)	22,058	25,303	(12.8%)	46,592	51,938	(10.3%)

Underwriting income (loss)	$(6,430)	$(8,018)	(19.8%)	$(9,735)	$(6,468)	50.5%

Underwriting Ratios:
Loss ratio:
Current accident year	73.6%	73.1%		72.5%	64.5%
Prior accident year	0.0%	—		(2.8%)	—

Calendar year loss ratio	73.6%	73.1%		69.7%	64.5%
Expense ratio	41.5%	41.5%		41.7%	42.1%

Combined ratio	115.1%	114.6%		111.4%	106.6%

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $0.2 million and $10.1 million during the quarters ended June 30, 2017 and 2016, respectively, and $1.2 million and $23.6 million during the six months ended June 30, 2017 and 2016, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $0.3 million for both the quarters ended June 30, 2017 and 2016, and $0.6 million for both the six months ended June 30, 2017 and 2016.
(3)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Personal Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$21,737	48.3%	$24,555	46.6%	$46,394	48.7%	$48,169	45.2%
Effect of prior accident year	780	1.7%	—	—	(1,903)	(2.0%)	—	—

Non catastrophe property losses and ratio (2)	$22,517	50.0%	$24,555	46.6%	$44,491	46.7%	$48,169	45.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$12,073	26.8%	$13,774	26.1%	$23,624	24.8%	$19,276	18.1%
Effect of prior accident year	(814)	(1.8%)	—	—	(814)	(0.9%)	—	—

Catastrophe losses and ratio (2)	$11,259	25.0%	$13,774	26.1%	$22,810	23.9%	$19,276	18.1%

Total property losses and ratio excluding the effect of prior accident year (1)	$33,810	75.1%	$38,329	72.7%	$70,018	73.5%	$67,445	63.3%
Effect of prior accident year	(34)	(0.1%)	—	—	(2,717)	(2.9%)	—	—

Total property losses and ratio (2)	$33,776	75.0%	$38,329	72.7%	$67,301	70.6%	$67,445	63.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$5,328	65.0%	$6,265	74.9%	$11,043	66.5%	$12,168	72.4%
Effect of prior accident year	57	0.7%	—	—	(468)	(2.8%)	—	—

Total Casualty losses and ratio (2)	$5,385	65.7%	$6,265	74.9%	$10,575	63.7%	$12,168	72.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$39,138	73.6%	$44,594	73.1%	$81,061	72.5%	$79,613	64.5%
Effect of prior accident year	23	—	—	—	(3,185)	(2.8%)	—	—

Total net losses and loss adjustment expense and total loss ratio (2)	$39,161	73.6%	$44,594	73.1%	$77,876	69.7%	$79,613	64.5%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Other income was $1.6 million and $0.9 million for the quarters ended June 30, 2017 and 2016, respectively, and $2.9 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., former parent of American Reliable, any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The increase in other income is primarily the result of the Company increasing its estimate of unpaid losses and loss adjustment expenses that would be indemnified by $6.4 million and $9.5 million during the quarter and six months ended June 30, 2017, respectively.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Property losses
Catastrophe	$12,073	$13,774	(12.3%)	$23,624	$19,276	22.6%
Non-catastrophe	21,737	24,555	(11.5%)	46,394	48,169	(3.7%)

Property losses	33,810	38,329	(11.8%)	70,018	67,445	3.8%
Casualty losses	5,328	6,265	(15.0%)	11,043	12,168	(9.2%)

Total accident year losses	$39,138	$44,594	(12.2%)	$81,061	$79,613	1.8%

Current accident year loss ratio:
Property
Catastrophe	26.8%	26.1%		24.8%	18.1%
Non-catastrophe	48.3%	46.6%		48.7%	45.2%

Property loss ratio	75.1%	72.7%		73.5%	63.3%
Casualty loss ratio	65.0%	74.9%		66.5%	72.4%

Total accident year loss ratio	73.6%	73.1%		72.5%	64.5%

The current accident year catastrophe loss ratio increased by 0.7 points and 6.7 points during the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016 due to higher losses in the agriculture reserve category from convective storms in 2017.

The current accident year non-catastrophe property loss ratio increased by 1.7 points and 3.5 points during the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016. The increase in the loss ratio is driven primarily from higher claims frequency and severity in both the first and second accident quarters of 2017 compared to the same accident quarters last year.

The current accident year casualty loss ratio improved by 9.9 points and 5.9 points during the quarter and six months ended June 30, 2017 as compared to the same period in 2016. The decrease in loss ratio is driven primarily from lower claims frequency and severity compared to the same period last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2017 includes an increase of $0.02 million, or 0.0 percentage points, and a decrease of $3.2 million, or 2.8 percentage points, respectively, related to reserve development on prior accident years. There were no changes to net prior accident year losses during the quarter and six months ended June 30, 2016. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Personal Lines was 41.5% for both the quarters ended June 30, 2017 and 2016.

The expense ratio improved 0.4 points from 42.1% for the six months ended June 30, 2016 to 41.7% for the six months ended June 30, 2017.

GLOBAL INDEMNITY LIMITED

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017 (2)	2016 (2)	Change	2017 (2)	2016 (2)	Change
Gross premiums written	$56,752	$57,701	(1.6%)	$102,663	$106,181	(3.3%)

Net premiums written	$49,439	$52,159	(5.2%)	$90,554	$95,125	(4.8%)

Net premiums earned	$43,519	$47,898	(9.1%)	$88,511	$94,975	(6.8%)
Other income	78	—	NM	78	—	NM

Total revenues	43,597	47,898	(9.0%)	88,589	94,975	(6.7%)
Losses and expenses:
Net losses and loss adjustment expenses	14,169	29,805	(52.5%)	34,593	54,965	(37.1%)
Acquisition costs and other underwriting expenses (1)	18,142	19,764	(8.2%)	37,161	40,736	(8.8%)

Underwriting income (loss)	$11,286	$(1,671)	NM	$16,835	$(726)	NM

Underwriting Ratios:
Loss ratio:
Current accident year	64.0%	76.3%		60.5%	70.9%
Prior accident year	(31.4%)	(14.1%)		(21.4%)	(13.0%)

Calendar year loss ratio	32.6%	62.2%		39.1%	57.9%
Expense ratio	41.7%	41.3%		42.0%	42.9%

Combined ratio	74.3%	103.5%		81.1%	100.8%

NM – not meaningful

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of 0.1 million for both the quarters ended June 30, 2017 and 2016, and $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Commercial Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$11,541	52.7%	$16,268	62.9%	$21,673	47.6%	$30,840	59.1%
Effect of prior accident year	(3,432)	(15.7%)	8	—	(3,667)	(8.0%)	(1,533)	(2.9%)

Non catastrophe property losses and ratio (2)	$8,109	37.0%	$16,276	62.9%	$18,006	39.6%	$29,307	56.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,361	10.8%	$6,903	26.7%	$5,259	11.5%	$10,663	20.4%
Effect of prior accident year	(89)	(0.4%)	301	1.2%	(1,548)	(3.4%)	301	0.6%

Catastrophe losses and ratio (2)	$2,272	10.4%	$7,204	27.9%	$3,711	8.1%	$10,964	21.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$13,902	63.5%	$23,171	89.6%	$26,932	59.1%	$41,503	79.5%
Effect of prior accident year	(3,521)	(16.1%)	309	1.2%	(5,215)	(11.4%)	(1,232)	(2.3%)

Total property losses and ratio (2)	$10,381	47.4%	$23,480	90.8%	$21,717	47.7%	$40,271	77.2%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$13,937	64.4%	$13,365	60.7%	$26,582	61.9%	$25,789	60.2%
Effect of prior accident year	(10,149)	(46.9%)	(7,040)	(32.0%)	(13,706)	(31.9%)	(11,095)	(25.9%)

Total Casualty losses and ratio (2)	$3,788	17.5%	$6,325	28.7%	$12,876	30.0%	$14,694	34.3%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$27,839	64.0%	$36,536	76.3%	$53,514	60.5%	$67,292	70.9%
Effect of prior accident year	(13,670)	(31.4%)	(6,731)	(14.1%)	(18,921)	(21.4%)	(12,327)	(13.0%)

Total net losses and loss adjustment expense and total loss ratio (2)	$14,169	32.6%	$29,805	62.2%	$34,593	39.1%	$54,965	57.9%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Property losses
Catastrophe	$2,361	$6,903	(65.8%)	$5,259	$10,663	(50.7%)
Non-catastrophe	11,542	16,268	(29.1%)	21,672	30,840	(29.7%)

Property losses	13,903	23,171	(40.0%)	26,931	41,503	(35.1%)
Casualty losses	13,936	13,365	4.3%	26,583	25,789	3.1%

Total accident year losses	$27,839	$36,536	(23.8%)	$53,514	$67,292	(20.5%)

Current accident year loss ratio:
Property
Catastrophe	10.8%	26.7%		11.5%	20.4%
Non-catastrophe	52.7%	62.9%		47.6%	59.1%

Property loss ratio	63.5%	89.6%		59.1%	79.5%
Casualty loss ratio	64.4%	60.7%		61.9%	60.2%

Total accident year loss ratio	64.0%	76.3%		60.5%	70.9%

The current accident year catastrophe loss ratio improved by 15.9 points and 8.9 points during the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016 primarily due to lower claims frequency and severity in 2017.

The current accident year non-catastrophe property loss ratio improved by 10.2 points and 11.5 points during the quarter and six months ended June 30, 2017 as compared to the same period in 2016. The improvement in the loss ratio reflects lower reported claims frequency in both the first and second accident quarters of 2017 compared to the same accident quarters last year.

The current accident year casualty loss ratio increased by 3.7 points and 1.7 points during the quarter and six months ended June 30, 2017, respectively, as compared to the same period in 2016. The increase in the loss ratio is driven primarily by higher development in claims frequency and severity in the 1st accident quarter as compared to the same period last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2017 includes a decrease of $13.7 million, or 31.4 percentage points, and a decrease of $18.9 million, or 21.4 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2016 includes a decrease of $6.7 million, or 14.1 percentage points and a decrease of $12.3 million, or 13.0 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Lines increased by 0.4 points from 41.3% for the quarter ended June 30, 2016 to 41.7% for the quarter ended June 30, 2017. The expense ratio improved 0.9 points from 42.9% for the six months ended June 30, 2016 to 42.0% for the six months ended June 30, 2017.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017 (1)	2016 (1)	Change	2017 (1)	2016 (1)	Change
Gross premiums written	$17,570	$12,408	41.6%	$33,393	$25,143	32.8%

Net premiums written	$17,569	$12,394	41.8%	$33,377	$25,129	32.8%

Net premiums earned	$10,383	$8,888	16.8%	$19,854	$21,105	(5.9%)
Other income	86	(66)	NM	173	28	NM

Total revenues	10,469	8,822	18.7%	20,027	21,133	(5.2%)
Losses and expenses:
Net losses and loss adjustment expenses	4,370	3,712	17.7%	7,792	8,317	(6.3%)
Acquisition costs and other underwriting expenses	3,257	3,475	(6.3%)	6,255	7,958	(21.4%)

Underwriting income (loss)	$2,842	$1,635	73.8%	$5,980	$4,858	23.1%

Underwriting Ratios:
Loss ratio:
Current accident year (2)	58.0%	66.4%		56.0%	54.5%
Prior accident year	(15.9%)	(24.6%)		(16.8%)	(15.1%)

Calendar year loss ratio (3)	42.1%	41.8%		39.2%	39.4%
Expense ratio	31.4%	39.1%		31.5%	37.7%

Combined ratio	73.5%	80.9%		70.7%	77.1%

NM – not meaningful

(1)	External business only, excluding business assumed from affiliates.
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

Reconciliation of non-GAAP financial ratios

The table above reconciles the non-GAAP ratios to its most directly comparable GAAP ratio. The Company believes the non-GAAP ratios are useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Reinsurance Operations may be obscured by prior accident year adjustments. These non-GAAP ratios should not be considered as a substitute for its most directly comparable GAAP ratio and does not reflect the overall underwriting profitability of the Company.

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Reinsurance Operations recognized income of $0.09 million and a loss of $0.07 million for the quarters ended June 30, 2017 and 2016, respectively and income of $0.2 million and $0.03 million for the six months ended June 30, 2017 and 2016, respectively. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 8.4 points during the quarter ended June 30, 2017 as compared to the same period in 2016 mainly due to lower catastrophe activity during the 2nd quarter of 2017 compared to the same quarter last year.

GLOBAL INDEMNITY LIMITED

The current accident year loss ratio increased by 1.5 points during the six months ended June 30, 2017 as compared to the same period in 2016. This increase was mainly attributable to the mix of business changing as the professional liability contracts have become a larger percent of the total earned premium and these contracts are booked to a higher ultimate loss ratio than the property contracts.

The calendar year loss ratio for the quarter and six months ended June 30, 2017 includes a decrease of $1.7 million, or 15.9 percentage points, and a decrease of $3.3 million or 16.8 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2016 includes a decrease of $2.2 million, or 24.6 percentage points and a decrease of $3.2 million, or 15.1 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations improved by 7.7 points from 39.1% for the quarter ended June 30, 2016 to 31.4% for the quarter ended June 30, 2017. The expense ratio for the Company’s Reinsurance Operations improved by 6.2 points from 37.7% for the six months ended June 30, 2016 to 31.5% for the six months ended June 30, 2017. The improvement in the expense ratio is primarily due to receiving a federal excise tax refund related to prior years partially offset by an increase in commission expense due to the mix of business.

Unallocated Corporate Items

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Gross investment income (1)	$9,565	$9,034	5.9%	$19,009	$19,511	(2.6%)
Investment expenses	(725)	(2,472)	(70.7%)	(1,525)	(3,203)	(52.4%)

Net investment income	$8,840	$6,562	34.7%	$17,484	$16,308	(7.2%)

(1)	Excludes realized gains and losses

Gross investment income increased by 5.9% for the quarter ended June 30, 2017 and decreased 2.6% for the six months ended June 30, 2017, as compared with the same periods in 2016. The increase for the quarter ended was primarily due to an increase in yield within the fixed maturities portfolio.    The decrease for the six months ended was primarily due to a decrease in income related to the Company’s limited partnership investments.

Investment expenses decreased by 70.7% and 52.4% for the quarter and six months ended June 30, 2017, as compared with the same periods in 2016. The decrease is mainly attributable to $1.5 million in upfront fees paid in 2016 to enter into a new investment in middle market corporate debt and equity investments in limited liability companies.

At June 30, 2017, the Company held agency mortgage-backed securities with a market value of $50.5 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.3 years as of June 30, 2017, compared with 2.0 years as of June 30, 2016. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.0 years as of June 30, 2017, compared with 1.9 years as of June 30, 2016. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2017, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.7% compared with 2.2% at June 30, 2016. The embedded book yield on the $123.3 million of municipal bonds in the Company’s portfolio, which includes $96.8 million of taxable municipal bonds, was 3.0% at June 30, 2017, compared to an embedded book yield of 2.7% on the Company’s municipal bond portfolio of $179.3 million at June 30, 2016.

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2017 and 2016 were as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Common stock	$1,215	$1,697	(28.4%)	$1,790	$4,067	(56.0%)
Fixed maturities	524	602	(13.0%)	661	767	(13.8%)
Interest rate swap	(1,823)	(4,574)	60.1%	(1,650)	(13,552)	87.8%
Other than temporary impairment losses	(578)	(1,217)	52.5%	(688)	(2,267)	69.7%

Net realized investment gains (losses)	$(662)	$(3,492)	81.0%	$113	$(10,985)	101.0%

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2017 and 2016.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist primarily of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.4 million and $4.3 million during the quarters ended June 30, 2017 and 2016, respectively and $6.4 million and $8.1 million during the six months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to incurring cost in connection with the re-domestication in 2016 which the Company did not incur in 2017.

Interest Expense

Interest expense increased 113.6% and 62.7% during the quarter and six months ended June 30, 2017 as compared to the same period in 2016. This increase is primarily due to the Company’s $130 million debt offering in March, 2017. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details on the Company’s debt.

Income Tax Benefit

The income tax benefit was $2.3 million for the quarter ended June 30, 2017 compared with income tax benefit of $6.3 million for the quarter ended June 30, 2016. This reduction in the income tax benefit is primarily due to losses incurred in the Company’s U.S. operations for the quarter ended June 30, 2016 as compared to a gain in 2017.

The income tax benefit was $5.3 million for the six months ended June 30, 2017 compared with income tax benefit of $11.5 million for the quarter ended June 30, 2016. The Company incurred a higher capital loss on its derivative instrument during the six months ended June 30, 2016 compared to 2017 which contributed to a higher income tax benefit rate for the six months ended June 30, 2016.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in net income of $10.1 million and a net loss of $5.2 million for the quarters ended June 30, 2017 and 2016, respectively, and net income of $22.4 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

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

On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase. As of June 30, 2017, the Company had future funding commitments of $60.9 million related to investments. The timing of commitments related to investments is uncertain. Other than the impact of this potential redemption and the Company’s future funding commitments related to investments, Global Indemnity has no commitments that could have a material impact on its short-term or long-term liquidity needs.

Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2016 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2016 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. During the quarter ended June 30, 2017, the United National insurance companies, the Penn-America insurance companies, and American Reliable declared dividends of $17.8 million, $7.9 million, and $3.3 million, respectively, which currently have not been paid. During the six months ended June 30, 2017, United National Insurance Company paid a $35.0 million dividend, which was previously declared, to its parent company, American Insurance Services, Inc.

For 2017, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2016 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or six months ended June 30, 2017.

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

Net cash used for operating activities was $5.2 million for the six months ended June 30, 2017 and net cash provided by operating activities was $4.0 million for the six months ended June 30, 2016. The decrease in operating cash flows of approximately $9.2 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change
Net premiums collected	$225,896	$244,962	$(19,066)
Net losses paid	(128,689)	(138,863)	10,174
Underwriting and corporate expenses	(113,702)	(115,671)	1,969
Net investment income	15,776	18,188	(2,412)
Net federal income taxes paid	(103)	(217)	114
Interest paid	(4,352)	(4,383)	31

Net cash used for operating activities	$(5,174)	$4,016	$(9,190)

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Property Catastrophe Quota Share

Effective April 15, 2017, the Company entered into an agreement to cede 50% of its property catastrophe losses for all single occurrences over $3 million up to a loss of $40 million. This treaty has an aggregate limit of $60 million and will expire on June 1, 2018.

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

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the six months ended June 30, 2017. Please see Item 7 of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

During the first quarter of 2017, Global Indemnity made a capital contribution in the amount of $96.0 million to its subsidiary, Global Indemnity (Gibraltar) Limited. Through a series of additional capital contributions and repayment of certain intercompany balances, U.A.I. (Luxembourg) IV S.à.r.l. was the ultimate recipient of this capital contribution in the amount of $93.5 million.

Global Indemnity Group, Inc. issued a promissory note in the amount of $120.0 million to U.A.I. (Luxembourg) Investment S.à.r.l. during the first quarter of 2017. This note bears interest at a rate of 8.15% and matures in 2047.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the six months ended June 30, 2017. Please see Item 7 of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations. As of June 30, 2017, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Operating leases (1)	$7,049	$3,237	$3,787	$25	$—
Commitments to fund limited partnership investments (2)	60,900	60,900	—	—	—
Subordinated notes due 2045 (3)	318,938	7,750	15,500	15,500	280,188
Subordinated notes due 2047 (4)	437,125	10,238	20,475	20,475	385,937
Unpaid losses and loss adjustment expenses obligations (5)	615,763	251,231	215,517	77,586	71,429

Total	$1,439,775	$333,356	$255,279	$113,586	$737,554

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	Represents future funding commitment of the Company’s participation in three separate limited partnership investments. See Note 10 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on these commitments
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

GLOBAL INDEMNITY LIMITED

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending June 30, 2017, global equities rallied for the fifth consecutive quarter. Despite heightened geopolitical risk and European political uncertainty, risk assets remained resilient as solid global economic data and strong year-over-year corporate earnings growth bolstered investors’ optimism. Market participants breathed a sigh of relief in May after independent centrist Emmanuel Macron won the French presidential election by a large margin, a victory widely seen as supportive for the stability of the European Union. Continued evidence of an upswing in global growth helped to maintain bullish sentiment. Monetary policy developments among developed markets turned marginally more hawkish during the period. The Fed hiked rates in June, projected an additional hike later in 2017, and laid out a plan for tapering its asset purchases. US equities posted positive results for the seventh straight quarter. Plunging oil prices, heightened political risk, and a rate hike from the Fed were not enough to derail the eight-year-old market rally. Within the S&P 500, nine of the 11 sectors posted positive results. Health care was the best-performing sector.

Global fixed income markets generated strong gains in the second quarter as bouts of elevated political uncertainty kept a lid on government bond yields. Despite concerns about prospects for retailers, particularly in the US, generally solid corporate earnings and continued demand for yield-producing assets supported credit markets, and spreads tightened further. In the US, political controversies — in particular, the ongoing investigation into alleged involvement by Russia in the 2016 presidential election — led to a short-lived dip in risk assets. Elections in France and the UK presented potential sources of volatility, but proved benign in the aftermath. Most currencies strengthened versus the US dollar as market participants seemed doubtful that the US Federal Reserve would deliver on its projected tightening path.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating. The duration of the portfolio was extended to 3.1 years during the quarter. Portfolio purchases were focused within U.S. corporate bonds and CMBS. These purchases were funded primarily through sales of U.S. credit, ABS, and MBS, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to U.S. corporate bonds increased and the allocation to ABS decreased.

There have been no other material changes to the Company’s market risk since December 31, 2016. Please see Item 7A of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 10, 2017 and the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2017. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 586 shares surrendered by the Company’s employees during the quarter ended June 30, 2017. All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On August 8, 2017, the Company’s subsidiary, Global Indemnity Group, Inc. and William J. Devlin, Jr. amended Mr. Devlin’s executive employment agreement to allow for the vesting of any unvested A ordinary shares held by Mr. Devlin upon a change in control of the Company, as defined in the amendment.

On August 8, 2017, the Company and Stephen Green amended Mr. Green’s executive employment term sheet to allow for the vesting of any unvested A ordinary shares held by Mr. Green upon a change in control of the Company, as defined in the amendment.

GLOBAL INDEMNITY LIMITED

Item 6.	Exhibits

10.1+	Amendment to the Executive Employment Agreement with William J. Devlin, Jr., dated August 8, 2017.

10.2+	Amendment to the Executive Employment Agreement with Stephen Green, dated August 8, 2017.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED Registrant

August 9, 2017	By:	/s/ Thomas M. McGeehan
Date: August 9, 2017		Thomas M. McGeehan Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)