Form 10-Q
period 2017-09-30
Global Indemnity Ltd
filed 2017-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017, the registrant had outstanding 13,462,999 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,355,690 and $1,241,339)	$1,360,163	$1,240,031
Equity securities:
Available for sale, at fair value (cost: $124,064 and $119,515)	133,462	120,557
Other invested assets	73,553	66,121

Total investments	1,567,178	1,426,709

Cash and cash equivalents	60,087	75,110
Premiums receivable, net	84,462	92,094
Reinsurance receivables, net	123,769	143,774
Funds held by ceding insurers	40,274	13,114
Receivable for securities sold	785
Deferred federal income taxes	50,549	40,957
Deferred acquisition costs	62,297	57,901
Intangible assets	22,682	23,079
Goodwill	6,521	6,521
Prepaid reinsurance premiums	30,827	42,583
Other assets	81,259	51,104

Total assets	$2,130,690	$1,972,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$649,726	$651,042
Unearned premiums	290,760	286,984
Federal income taxes payable	533	219
Ceded balances payable	12,867	14,675
Payable for securities purchased	—	3,717
Contingent commissions	5,552	9,454
Debt	298,935	163,143
Other liabilities	48,404	45,761

Total liabilities	$1,306,777	$1,174,995

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 13,458,465 and 13,436,548 respectively; A ordinary shares outstanding: 13,428,914 and 13,436,548, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	433,254	430,283
Accumulated other comprehensive income, net of taxes	10,085	(618)
Retained earnings	381,731	368,284
A ordinary shares in treasury, at cost: 29,551 and 0 shares, respectively	(1,159)	—

Total shareholders’ equity	823,913	797,951

Total liabilities and shareholders’ equity	$2,130,690	$1,972,946

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:

Gross premiums written	$126,054	$133,569	$393,699	$429,254

Net premiums written	$109,045	$115,051	$344,348	$357,233

Net premiums earned	$108,619	$119,553	$328,818	$358,993
Net investment income	10,134	8,795	27,618	25,103
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(1,020)	(2,214)	(1,708)	(4,481)
Other net realized investment gains (losses)	57	4,142	858	(4,576)

Total net realized investment gains (losses)	(963)	1,928	(850)	(9,057)
Other income	2,294	7,852	5,444	9,603

Total revenues	120,084	138,128	361,030	384,642

Losses and Expenses:
Net losses and loss adjustment expenses	82,395	72,162	202,656	215,057
Acquisition costs and other underwriting expenses	45,002	48,129	135,010	148,761
Corporate and other operating expenses	4,630	5,006	11,045	13,064
Interest expense	4,836	2,233	12,065	6,677

Income (loss) before income taxes	(16,779)	10,598	254	1,083
Income tax expense (benefit)	(7,855)	1,063	(13,193)	(10,412)

Net income (loss)	$(8,924)	$9,535	$13,447	$11,495

Per share data:

Net income (loss) (1)
Basic	$(0.51)	$0.55	$0.78	$0.67

Diluted	$(0.51)	$0.54	$0.76	$0.66

Weighted-average number of shares outstanding
Basic	17,343,292	17,254,843	17,331,840	17,241,040

Diluted	17,343,292	17,540,060	17,684,519	17,515,854

(1)	For the quarter ended September 30, 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(8,924)	$9,535	$13,447	$11,495

Other comprehensive income, net of tax:
Unrealized holding gains	3,386	2,076	10,719	22,081
Portion of other-than-temporary impairment losses recognized in other comprehensive income	(1)	(3)	(2)	(4)
Reclassification adjustment for (gains) losses included in net income (loss)	441	(781)	(788)	(2,474)
Unrealized foreign currency translation gains (losses)	273	(89)	774	(402)

Other comprehensive income, net of tax	4,099	1,203	10,703	19,201

Comprehensive income (loss), net of tax	$(4,825)	$10,738	$24,150	$30,696

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Number of A ordinary shares issued:
Number at beginning of period	13,436,548	16,424,546
Ordinary shares issued under share incentive plans	2,204	115,711
Ordinary shares issued to directors	19,713	35,185
Reduction in treasury shares due to redomestication	—	(3,138,894)

Number at end of period	13,458,465	13,436,548

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning of period	$1	$2
Reduction in treasury shares due to redomestication	—	(1)

Balance at end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$430,283	$529,872
Reduction in treasury shares due to redomestication	—	(103,248)
Share compensation plans	2,971	3,532
Tax benefit on share-based compensation expense	—	127

Balance at end of period	$433,254	$430,283

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$(618)	$4,078
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	9,932	(4,751)
Change in other than temporary impairment losses recognized in other comprehensive income	(3)	(3)
Unrealized foreign currency translation gains	774	58

Other comprehensive income (loss)	10,703	(4,696)

Balance at end of period	$10,085	$(618)

Retained earnings:
Balance at beginning of period	$368,284	$318,416
Net income	13,447	49,868

Balance at end of period	$381,731	$368,284

Number of treasury shares:
Number at beginning of period	—	3,110,795
A ordinary shares purchased	29,551	28,099
Reduction in treasury shares due to redomestication	—	(3,138,894)

Number at end of period	29,551	—

Treasury shares, at cost:
Balance at beginning of period	$—	$(102,443)
A ordinary shares purchased, at cost	(1,159)	(805)
Reduction in treasury shares due to redomestication	—	103,248

Balance at end of period	$(1,159)	—

Total shareholders’ equity	$823,913	$797,951

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,447	$11,495
Adjustments to reconcile net income to net cash used for operating activities:
Amortization and depreciation	4,813	4,757
Amortization of debt issuance costs	166	92
Restricted stock and stock option expense	2,971	2,499
Deferred federal income taxes	(13,611)	(10,847)
Amortization of bond premium and discount, net	6,137	7,398
Net realized investment gains	850	9,057
Gain on disposition of subsidiary	—	(6,872)
Equity in the earnings of equity method limited liability investments	(2,423)	(3,749)
Changes in:
Premiums receivable, net	7,632	2,776
Reinsurance receivables, net	20,005	7,142
Funds held by ceding insurers	(26,576)	(3,319)
Unpaid losses and loss adjustment expenses	(1,316)	(15,665)
Unearned premiums	3,776	(7,724)
Ceded balances payable	(1,808)	7,129
Other assets and liabilities, net	(31,442)	(19,348)
Contingent commissions	(3,902)	(1,677)
Federal income tax receivable/payable	314	172
Deferred acquisition costs, net	(4,396)	1,376
Prepaid reinsurance premiums	11,756	5,962

Net cash used for operating activities	(13,607)	(9,346)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	742,229	279,659
Proceeds from sale of equity securities	24,483	34,976
Proceeds from maturity of fixed maturities	112,620	61,437
Proceeds from limited partnerships	12,990	6,350
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $1,269	—	16,937
Amounts paid in connection with derivatives	(2,500)	(11,527)
Purchases of fixed maturities	(979,074)	(344,514)
Purchases of equity securities	(28,631)	(34,945)
Purchases of other invested assets	(18,000)	(2,643)

Net cash provided by (used for) investing activities	(135,883)	5,730

Cash flows from financing activities:
Net borrowings under margin borrowing facility	9,872	1,050
Proceeds from issuance of subordinated notes	130,000	—
Debt issuance cost	(4,246)	(14)
Tax benefit on share-based compensation expense	—	127
Purchase of A ordinary shares	(1,159)	(805)

Net cash provided by financing activities	134,467	358

Net change in cash and cash equivalents	(15,023)	(3,258)
Cash and cash equivalents at beginning of period	75,110	67,037

Cash and cash equivalents at end of period	$60,087	$63,779

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

The Company manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into four product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and Vacant Express, which insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (‘Insurance Operations”). The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”). Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company (“American Reliable”), which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the quarter and nine months ended September 30, 2016 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2016 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY LIMITED

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2017
Fixed maturities:
U.S. treasury and agency obligations	$117,596	$665	$(495)	$117,766	$—
Obligations of states and political subdivisions	116,508	991	(256)	117,243	—
Mortgage-backed securities	146,800	650	(562)	146,888	—
Asset-backed securities	209,028	634	(142)	209,520	(1)
Commercial mortgage-backed securities	139,740	94	(741)	139,093	—
Corporate bonds	485,580	3,851	(838)	488,593	—
Foreign corporate bonds	140,438	810	(188)	141,060	—

Total fixed maturities	1,355,690	7,695	(3,222)	1,360,163	(1)
Common stock	124,064	13,148	(3,750)	133,462	—
Other invested assets	73,553	—	—	73,553	—

Total	$1,553,307	$20,843	$(6,972)	$1,567,178	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2016
Fixed maturities:
U.S. treasury and agency obligations	$71,517	$763	$(233)	$72,047	$—
Obligations of states and political subdivisions	155,402	1,423	(379)	156,446	—
Mortgage-backed securities	88,131	895	(558)	88,468	—
Asset-backed securities	233,890	684	(583)	233,991	(4)
Commercial mortgage-backed securities	184,821	118	(1,747)	183,192	—
Corporate bonds	381,209	1,666	(2,848)	380,027	—
Foreign corporate bonds	126,369	164	(673)	125,860	—

Total fixed maturities	1,241,339	5,713	(7,021)	1,240,031	(4)
Common stock	119,515	3,445	(2,403)	120,557	—
Other invested assets	66,121	—	—	66,121	—

Total	$1,426,975	$9,158	$(9,424)	$1,426,709	$(4)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 4% and 5% of shareholders’ equity at September 30, 2017 and December 31, 2016, respectively.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$86,480	$86,515
Due in one year through five years	493,819	495,425
Due in five years through ten years	273,515	276,346
Due in ten years through fifteen years	592	598
Due after fifteen years	5,716	5,778
Mortgage-backed securities	146,800	146,888
Asset-backed securities	209,028	209,520
Commercial mortgage-backed securities	139,740	139,093

Total	$1,355,690	$1,360,163

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2017:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$96,336	$(489)	$594	$(6)	$96,930	$(495)
Obligations of states and political subdivisions	27,806	(199)	8,629	(57)	36,435	(256)
Mortgage-backed securities	105,162	(554)	297	(8)	105,459	(562)
Asset-backed securities	41,719	(142)	—	—	41,719	(142)
Commercial mortgage-backed securities	97,191	(639)	6,727	(102)	103,918	(741)
Corporate bonds	125,550	(600)	17,493	(238)	143,043	(838)
Foreign corporate bonds	40,145	(87)	10,446	(101)	50,591	(188)

Total fixed maturities	533,909	(2,710)	44,186	(512)	578,095	(3,222)
Common stock	29,150	(3,750)	—	—	29,150	(3,750)

Total	$563,059	$(6,460)	$44,186	$(512)	$607,245	$(6,972)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY LIMITED

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2017, gross unrealized losses related to U.S. treasury and agency obligations were $0.495 million. Of this amount, $0.006 million have been in an unrealized loss position for 12 months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of September 30, 2017, gross unrealized losses related to obligations of states and political subdivisions were $0.256 million. Of this amount, $0.057 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

GLOBAL INDEMNITY LIMITED

Mortgage-backed securities (“MBS”) – As of September 30, 2017, gross unrealized losses related to mortgage-backed securities were $0.562 million. Of this amount, $0.008 million have been in an unrealized loss position for twelve months or greater. 75.9% of the unrealized losses for twelve months or greater are related to securities rated AA+. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset-backed securities (“ABS”) - As of September 30, 2017, gross unrealized losses related to asset backed securities were $0.142 million. All unrealized losses have been in an unrealized loss position for less than 12 months. The weighted average credit enhancement for the Company’s asset backed portfolio is 22.5. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2017, gross unrealized losses related to the CMBS portfolio were $0.741 million. Of this amount, $0.102 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 25.6. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of September 30, 2017, gross unrealized losses related to corporate bonds were $0.838 million. Of this amount, $0.238 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2017, gross unrealized losses related to foreign bonds were $0.188 million. Of this amount, $0.101 million have been in an unrealized loss position for twelve months or greater and are rated investment grade. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY LIMITED

Common stock – As of September 30, 2017, gross unrealized losses related to common stock were $3.750 million. All unrealized losses have been in an unrealized loss position for less than twelve months. To determine if an other-than-temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2017 and 2016:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities:
OTTI losses, gross	$—	$(108)	$(31)	$(201)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	—	(108)	(31)	(201)
Equity securities	(1,020)	(2,106)	(1,677)	(4,280)

Total	$(1,020)	$(2,214)	$(1,708)	$(4,481)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and nine months ended September 30, 2017 and 2016 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$16	$31	$31	$31
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	(3)	—	(18)	—

Balance at end of period	$13	$31	$13	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2017 and December 31, 2016 was as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Net unrealized gains (losses)from:
Fixed maturities	$4,473	$(1,308)
Common stock	9,398	1,042
Foreign currency fluctuations	584	—
Deferred taxes	(4,370)	(352)

Accumulated other comprehensive income, net of tax	$10,085	$(618)

GLOBAL INDEMNITY LIMITED

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2017 and 2016:

Quarter Ended September 30, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$5,549	$437	$5,986
Other comprehensive income (loss) before reclassification	3,173	485	3,658
Amounts reclassified from accumulated other comprehensive income (loss)	653	(212)	441

Other comprehensive income (loss)	3,826	273	4,099

Ending balance	$9,375	$710	$10,085

Quarter Ended September 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$22,511	$(435)	$22,076
Other comprehensive income (loss) before reclassification	2,073	(89)	1,984
Amounts reclassified from accumulated other Comprehensive loss	(781)	—	(781)

Other comprehensive income (loss)	1,292	(89)	1,203

Ending balance	$23,803	$(524)	$23,279

Nine Months Ended September 30, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(554)	$(64)	$(618)
Other comprehensive income (loss) before reclassification	10,498	993	11,491
Amounts reclassified from accumulated other comprehensive income (loss)	(569)	(219)	(788)

Other comprehensive income (loss)	9,929	774	10,703

Ending balance	$9,375	$710	$10,085

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before reclassification	22,075	(400)	21,675
Amounts reclassified from accumulated other comprehensive loss	(2,472)	(2)	(2,474)

Other comprehensive income (loss)	19,603	(402)	19,201

Ending balance	$23,803	$(524)	$23,279

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2017	2016
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(97)	$(3,384)
	Other than temporary impairment losses on investments	1,020	2,214

	Total before tax	923	(1,170)
	Income tax expense	(270)	389

	Unrealized gains and losses on available for sale securities, net of tax	$653	$(781)

Foreign currency items	Other net realized investment gains	$(326)	$—
	Income tax expense	114	—

	Foreign currency items, net of tax	$(212)	$—

Total reclassifications	Total reclassifications, net of tax	$441	$(781)

GLOBAL INDEMNITY LIMITED

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2017	2016
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(2,538)	$(8,214)
	Other than temporary impairment losses on investments	1,708	4,481

	Total before tax	(830)	(3,733)
	Income tax expense	261	1,261

	Unrealized gains and losses on available for sale securities, net of tax	$(569)	$(2,472)

Foreign currency items	Other net realized investment gains	$(336)	$(4)
	Income tax expense	117	2

	Foreign currency items, net of tax	$(219)	$(2)

Total reclassifications	Total reclassifications, net of tax	$(788)	$(2,474)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities:
Gross realized gains	$434	$434	$3,122	$1,252
Gross realized losses	(300)	(147)	(2,358)	(291)

Net realized gains	134	287	764	961

Common stock:
Gross realized gains	917	3,345	2,711	8,068
Gross realized losses	(1,648)	(2,462)	(2,309)	(5,292)

Net realized gains	(731)	883	402	2,776

Derivatives:
Gross realized gains	486	1,955	822	—
Gross realized losses	(852)	(1,197)	(2,838)	(12,794)

Net realized gains (losses) (1)	(366)	758	(2,016)	(12,794)

Total net realized investment gains (losses)	$(963)	$1,928	$(850)	$(9,057)

(1)	Includes periodic net interest settlements related to the derivatives of $0.9 million and $1.2 million for the quarters ended September 30, 2017 and 2016, respectively, and $2.8 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

The proceeds from sales and redemptions of available-for-sale securities resulting in net realized investment gains for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Fixed maturities	$742,229	$279,659
Equity securities	24,483	34,976

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fixed maturities	$9,020	$8,131	$24,032	$22,729
Equity securities	906	698	2,740	2,647
Cash and cash equivalents	226	44	621	111
Other invested assets	655	909	2,423	3,806

Total investment income	10,807	9,782	29,816	29,293
Investment expense (1)	(673)	(987)	(2,198)	(4,190)

Net investment income	$10,134	$8,795	$27,618	$25,103

(1)	Investment expense for the nine months ended September 30, 2016 includes $1.5 million in upfront fees necessary to enter into a new investment. See Note 9 for additional information on the Company’s $40 million commitment related to this investment.

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net investment income	$10,134	$8,795	$27,618	$25,103

Net realized investment gains (losses)	(963)	1,928	(850)	(9,057)
Change in unrealized holding gains and losses	5,631	2,061	14,721	25,398

Net realized and unrealized investment returns	4,668	3,989	13,871	16,341

Total investment return	$14,802	$12,784	$41,489	$41,444

Total investment return % (1)	0.9%	0.8%	2.6%	2.7%

Average investment portfolio	$1,629,989	$1,530,599	$1,587,645	$1,522,247

(1)	Not annualized.

Insurance Enhanced Asset Backed and Credit Securities

As of September 30, 2017, the Company held insurance enhanced asset-backed, commercial mortgage-backed, and credit securities with a market value of approximately $37.9 million. Approximately $4.2 million of these securities were tax free municipal bonds, which represented approximately 0.3% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. These securities had an average rating of “AA-.” Approximately $1.5 million of these bonds are pre-refunded with U.S. treasury securities. None of the remaining $2.7 million of tax free insurance enhanced municipal bonds, would have carried a lower credit rating had they not been insured.

GLOBAL INDEMNITY LIMITED

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2017, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Ambac Financial Group	$1,029	$—	$—	$1,029
Municipal Bond Insurance Association	1,191	—	—	1,191
Gov’t National Housing Association	440	—	440	—

Total backed by financial guarantors	2,660	—	440	2,220
Other credit enhanced municipal bonds	1,523	1,523	—	—

Total	$4,183	$1,523	$440	$2,220

In addition to the tax-free municipal bonds, the Company held $33.7 million of insurance enhanced bonds, which represented approximately 2.1% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The insurance enhanced bonds are comprised of $23.2 million of taxable municipal bonds, $10.4 million of commercial mortgage-backed securities, and $0.1 million of asset-backed securities. The financial guarantors of the Company’s $33.7 million of insurance enhanced asset-backed, commercial-mortgage-backed, and taxable municipal securities include Municipal Bond Insurance Association ($7.0 million), Assured Guaranty Corporation ($16.3 million), and Federal Home Loan Mortgage Corporation ($10.4 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2017.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of September 30, 2017 and December 31, 2016:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2017	December 31, 2016
On deposit with governmental authorities	$28,489	$29,079
Intercompany trusts held for the benefit of U.S. policyholders	335,444	351,002
Held in trust pursuant to third party requirements	80,820	88,178
Letter of credit held for third party requirements	4,028	4,871
Securities held as collateral for borrowing arrangements (1)	93,736	85,939

Total	$542,517	$559,069

(1)	Amount required to collateralize margin borrowing facility.

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

The Company has variable interests in three VIE’s for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments. The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $29.8 million and $32.9 million as of September 30, 2017

GLOBAL INDEMNITY LIMITED

and December 31, 2016, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $44.0 million at September 30, 2017 and $48.6 million at December 31, 2016. The fair value of a second VIE that provides financing for middle market companies, was $26.8 million at September 30, 2017 and $33.2 million at December 31, 2016. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $38.6 million at September 30, 2017 and $42.3 million at December 31, 2016. During the 2nd quarter of 2017, the Company invested in a new limited partnership that also invests in distressed securities and assets and is considered a VIE. The Company’s investment in this partnership has a fair value of $16.9 million as of September 30, 2017. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $50.4 million at September 30, 2017. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)		September 30, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(10,702)	$200,000	$(11,524)

The following table summarizes the net gain (loss) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2017 and 2016:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statement of Operations Line	2017	2016	2017	2016
Interest rate swap agreements	Net realized investment gains (losses)	$(366)	$758	$(2,016)	$(12,794)

As of September 30, 2017 and December 31, 2016, the Company is due $3.3 million and $5.3 million, respectively, for funds it needed to post to execute the swap transaction and $14.2 million and $12.6 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$117,766	$—	$—	$117,766
Obligations of states and political subdivisions	—	117,243	—	117,243
Mortgage-backed securities	—	146,888	—	146,888
Commercial mortgage-backed securities	—	139,093	—	139,093
Asset-backed securities	—	209,520	—	209,520
Corporate bonds	—	488,593	—	488,593
Foreign corporate bonds	—	141,060	—	141,060

Total fixed maturities	117,766	1,242,397	—	1,360,163
Common stock	133,462	—	—	133,462

Total assets measured at fair value (1)	$251,228	$1,242,397	$—	$1,493,625

Liabilities:
Derivative instruments	$—	$10,702	$—	$10,702

Total liabilities measured at fair value	$—	$10,702	$—	$10,702

(1)	Excluded from the table above are limited partnerships of $73.6 million at September 30, 2017 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$72,047	$—	$—	$72,047
Obligations of states and political subdivisions	—	156,446	—	156,446
Mortgage-backed securities	—	88,468	—	88,468
Commercial mortgage-backed securities	—	183,192	—	183,192
Asset-backed securities	—	233,991	—	233,991
Corporate bonds	—	380,027	—	380,027
Foreign corporate bonds	—	125,860	—	125,860

Total fixed maturities	72,047	1,167,984	—	1,240,031
Common stock	120,557	—	—	120,557

Total assets measured at fair value (1)	$192,604	$1,167,984	$—	$1,360,588

Liabilities:
Derivative instruments	$—	$11,524	$—	$11,524

Total liabilities measured at fair value	$—	$11,524	$—	$11,524

(1)	Excluded from the table above are limited partnerships of $66.1 million at December 31, 2016 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$76,518	$76,518	$66,646	$66,646
7.75% Subordinated Notes due 2045 (1)	96,588	100,448	96,497	95,697
7.875% Subordinated Notes due 2047 (2)	125,829	130,009	—	—

Total	$298,935	$306,975	$163,143	$162,343

(1)	As of September 30, 2017 and December 31, 2016, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.4 million and $3.5 million, respectively.
(2)	As of September 30, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.2 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand. The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended September 30, 2017 and 2016.

GLOBAL INDEMNITY LIMITED

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share as a practical expedient. The following table provides the fair value and future funding commitments related to these investments at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	29,795	14,214	32,922	15,714
Private Middle Market Loan Fund, LP (3)	26,824	11,776	33,199	9,054
Distressed Debt Fund, LP (4)	16,934	33,500	—	—

Total	$73,553	$59,490	$66,121	$24,768

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020.
(3)	This limited partnership provides financing for middle market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.
(4)	This limited partnership invests in stressed and distressed debt instruments. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income or loss associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $0.7 million and $0.9 million during the quarters end September 30, 2017 and 2016, respectively, and $2.4 million and $3.7 million during the nine months ended September 30, 2017 and 2016, respectively.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships whose fair value is based on net asset values as a practical expedient. Two primary vendors are utilized to provide prices for equity and fixed maturity securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Common stock prices are received from all primary and secondary exchanges.

•	Corporate and agency bonds are evaluated by utilizing a multi-dimensional relational model. For bonds with early redemption options, an option adjusted spread model is utilized. Both asset classes use standard inputs and incorporate security set up, defined sector breakdown, benchmark yields, apply base spreads, yield to maturity, and adjust for corporate actions.

GLOBAL INDEMNITY LIMITED

•	Data from commercial vendors is aggregated with market information, then converted into a prepayment/spread/LIBOR curve model used for commercial mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above. For asset-backed securities, data derived from market information along with trustee and servicer reports is converted into spreads to interpolated swap yield curve. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate discount rates, loan level information, prepayment speeds, treasury benchmarks, and LIBOR and swap curves.

•	For obligations of state and political subdivisions, a multi-dimensional relational model is used to evaluate securities. The pricing models incorporate security set-up, benchmark yields, apply base spreads, yield to worst or market convention, ratings updates, prepayment schedules and adjustments for material events notices.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For mortgage-backed securities, a matrix model correlation to a forward MBS trade or benchmarking is utilized to value a security.

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

During the quarters and nine months ended September 30, 2017 and 2016, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

GLOBAL INDEMNITY LIMITED

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share agreements between Global Indemnity Reinsurance and the Insurance Operations, for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

Quarter Ended September 30, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$50,812	$114,076	$(38,834)	$126,054

Net premiums written	$50,800	$58,245	$—	$109,045

Net premiums earned	$50,392	$58,227	$—	$108,619
Net investment income	14,631	6,584	(11,081)	10,134
Net realized investment losses	(150)	(813)	—	(963)
Other income	40	2,254	—	2,294

Total revenues	64,913	66,252	(11,081)	120,084
Losses and Expenses:
Net losses and loss adjustment expenses	31,044	51,351	—	82,395
Acquisition costs and other underwriting expenses	21,922	23,080	—	45,002
Corporate and other operating expenses	1,807	2,823	—	4,630
Interest expense	4,679	11,238	(11,081)	4,836

Income (loss) before income taxes	$5,461	$(22,240)	$—	$(16,779)

Quarter Ended September 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$51,900	$123,770	$(42,101)	$133,569

Net premiums written	$51,900	$63,151	$—	$115,051

Net premiums earned	$54,155	$65,398	$—	$119,553
Net investment income	11,556	5,828	(8,589)	8,795
Net realized investment gains	58	1,870	—	1,928
Other income (loss)	(10)	7,862	—	7,852

Total revenues	65,759	80,958	(8,589)	138,128
Losses and Expenses:
Net losses and loss adjustment expenses	27,932	44,230	—	72,162
Acquisition costs and other underwriting expenses	24,651	23,478	—	48,129
Corporate and other operating expenses	2,906	2,100	—	5,006
Interest expense	2,081	8,741	(8,589)	2,233

Income before income taxes	$8,189	$2,409	$—	$10,598

Nine Months Ended September 30, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$164,975	$348,331	$(119,607)	$393,699

Net premiums written	$164,947	$179,401	$—	$344,348

Net premiums earned	$150,384	$178,434	$—	$328,818
Net investment income	41,519	16,786	(30,687)	27,618
Net realized investment gains (losses)	87	(937)	—	(850)
Other income	213	5,231	—	5,444

Total revenues	192,203	199,514	(30,687)	361,030
Losses and Expenses:
Net losses and loss adjustment expenses	74,780	127,876	—	202,656
Acquisition costs and other underwriting expenses	65,544	69,466	—	135,010
Corporate and other operating expenses	4,137	6,908	—	11,045
Interest expense	11,653	31,099	(30,687)	12,065

Income (loss) before income taxes	$36,089	$(35,835)	$—	$254

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$141,297	$394,312	$(106,355)	$429,254

Net premiums written	$141,283	$215,950	$—	$357,233

Net premiums earned	$162,594	$196,399	$—	$358,993
Net investment income	36,791	13,888	(25,576)	25,103
Net realized investment gains (losses)	128	(9,185)	—	(9,057)
Other income	17	9,586	—	9,603

Total revenues	199,530	210,688	(25,576)	384,642
Losses and Expenses:
Net losses and loss adjustment expenses	84,154	130,903	—	215,057
Acquisition costs and other underwriting expenses	71,758	77,003	—	148,761
Corporate and other operating expenses	7,181	5,883	—	13,064
Interest expense	6,233	26,020	(25,576)	6,677

Income (loss) before income taxes	$30,204	$(29,121)	$—	$1,083

The following table summarizes the components of income tax benefit:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Current income tax expense:
Foreign	$107	$84	$290	$289
U.S. Federal	128	146	128	146

Total current income tax expense	235	230	418	435

Deferred income tax expense (benefit):
U.S. Federal	(8,090)	833	(13,611)	(10,847)

Total deferred income tax expense (benefit)	(8,090)	833	(13,611)	(10,847)

Total income tax expense (benefit)	$(7,855)	$1,063	$(13,193)	$(10,412)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
(Dollars in thousands)	2017		2016
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(7,678)	(45.8%)	$933	8.8%
Adjustments:
Tax exempt interest	(40)	(0.2)	(101)	(1.0)
Dividend exclusion	(144)	(0.9)	(3)	0.0
Other	7	0.1	234	2.2

Actual tax on continuing operations	$(7,855)	(46.8%)	$1,063	10.0%

The effective income tax benefit rate for the quarter ended September 30, 2017 was 46.8%, compared with an effective income tax rate of 10.0% for the quarter ended September 30, 2016. The increase in the income tax benefit rate is primarily due to losses incurred in the Company’s U.S. operations for the quarter ended September 30, 2017 as compared to a gain in 2016. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

GLOBAL INDEMNITY LIMITED

	Nine Months Ended September 30,
(Dollars in thousands)	2017		2016
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(12,252)	(4,823.6%)	$(9,896)	(913.8%)
Adjustments:
Tax exempt interest	(191)	(75.2)	(304)	(28.1)
Dividend exclusion	(410)	(161.4)	(480)	(44.3)
Other	(340)	(133.9)	268	24.8

Actual tax on continuing operations	$(13,193)	(5,194.1%)	$(10,412)	(961.4%)

The effective income tax benefit rate for the nine months ended September 30, 2017 was 5,194.1%, compared with an effective income tax benefit rate of 961.4% for the nine months ended September 30, 2016. The increase in the income tax benefit rate is primarily due to higher losses incurred in the Company’s U.S. operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of September 30, 2017 and December 31, 2016, which can be carried forward indefinitely. The Company has a net operating loss (“NOL”) carryforward of $21.8 million as of September 30, 2017, which begins to expire in 2035 based on when the original NOL was generated, and a NOL carryforward of $3.2 million as of December 31, 2016. The Company has a Section 163(j) (“163(j)”) carryforward of $6.0 million and $8.1 million as of September 30, 2017 and December 31, 2016, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$615,763	$683,850	$651,042	$680,047
Less: Ceded reinsurance receivables	104,245	111,579	130,439	108,130

Net balance at beginning of period	511,518	572,271	520,603	571,917
Purchased reserves, gross	9,063	1,410	18,024	1,410
Purchased reserves ceded	63	641	573	641

Purchased reserves, net of third party reinsurance	9,126	2,051	18,597	2,051

Incurred losses and loss adjustment expenses related to:
Current year	91,766	81,579	237,460	239,991
Prior years	(9,371)	(9,417)	(34,804)	(24,934)

Total incurred losses and loss adjustment expenses	82,395	72,162	202,656	215,057

Paid losses and loss adjustment expenses related to:
Current year	45,193	49,704	115,927	113,090
Prior years	25,190	35,147	93,273	114,302

Total paid losses and loss adjustment expenses	70,383	84,851	209,200	227,392

Net balance at end of period	532,656	561,633	532,656	561,633
Plus: Ceded reinsurance receivables	117,070	102,749	117,070	102,749

Balance at end of period	$649,726	$664,382	$649,726	$664,382

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY LIMITED

In the third quarter of 2017, the Company reduced its prior accident year loss reserves by $9.4 million, which consisted of a $7.3 million decrease related to Commercial Lines, a $1.3 million decrease related to Personal Lines, and a $0.8 million decrease related to Reinsurance Operations.

The $7.3 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $6.9 million reduction in aggregate with $1.0 million of favorable development in the construction defect reserve category and $5.9 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category recognizes lower than anticipated claims frequency and severity which led to reductions primarily in the 2005 through 2009 accident years. For the other general liability reserve categories, lower than expected claims severity was the primary driver of the favorable development mainly in accident years 2008 through 2016.

•	Professional Liability: A $0.2 million decrease in aggregate primarily reflects lower than expected claims severity in the 2010 through 2012 accident years which was partially offset by unfavorable development in the 2013 accident year.

The $1.3 million reduction of prior accident year loss reserves related to Personal Lines reflects $1.3 million in subrogation recoveries involving the 2015 wildfire.

The $0.8 million reduction related to Reinsurance Operations was from the property lines. Ultimate losses were lowered primarily in the 2015 accident year and partially offset by an increase in the 2016 accident year based on a review of the experience reported from cedants.

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

During the first nine months of 2017, the Company reduced its prior accident year loss reserves by $34.8 million, which consisted of a $26.2 million decrease related to Commercial Lines, a $4.5 million decrease related to Personal Lines, and a $4.1 million decrease related to Reinsurance Operations.

The $26.2 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $17.1 million reduction in aggregate with $6.0 million of favorable development in the construction defect reserve category and $11.1 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category recognizes lower than anticipated claims frequency and severity which led to reductions primarily in the 2005 through 2010 and 2012 through 2016 accident years. For the other general liability reserve categories, lower than expected claims severity was the primary driver of the favorable development mainly in the 2005 through 2014 accident years.

GLOBAL INDEMNITY LIMITED

•	Professional Liability: A $3.7 million decrease in aggregate primarily reflects lower than expected claims severity in the 2006 through 2008 and 2011 through 2012 accident years.

•	Property: A $5.4 million reduction in aggregate with $3.2 million of favorable development in the property excluding catastrophe reserve categories and $2.2 million of favorable development in the property catastrophe reserve categories. The favorable development in the reserve categories excluding catastrophe experience reflects lower than expected claims frequency and severity in the 2011 through 2015 accident years. For the property catastrophe reserve categories, lower than anticipated claims severity was the driver of the favorable development in the 2011 through 2016 accident years.

The $4.5 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $3.9 million reduction in the property reserve categories, both including and excluding catastrophes. The decrease reflects lower than expected case incurred emergence, primarily in the 2016 accident year and the aforementioned $1.3 million favorable development from the 2015 wildfire.

•	General Liability: A $0.6 million reduction in the agriculture reserve categories. The favorable development was primarily due to lower than expected case incurred emergence in the 2016 accident year partially offset by higher than expected development in the dwelling liability reserve category for the 2015 accident year.

The $4.1 million reduction of prior accident year loss reserve related to Reinsurance Operations was from the property lines. Ultimate losses were lowered in the 2013 through 2015 accident years and partially offset by an increase in the 2016 accident year based on a review of the experience reported from cedants.

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

GLOBAL INDEMNITY LIMITED

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $2.6 million and $5.4 million for the quarters and nine months ended September 30, 2017, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for information on the Company’s Margin Borrowing Facilities and the 7.75% Subordinated Notes due 2045.

8.	Shareholders’ Equity

No A ordinary shares were repurchased during the quarters ended September 30, 2017 or 2016. During the nine months ended September 30, 2017 and 2016, the Company repurchased 29,551 shares and 28,099 shares, respectively, with an average price paid of $39.24 per share and $ 28.64 per share, respectively. The Company repurchased these shares from employees as payment for the tax liability incurred upon the vesting of the employee’s restricted stock in accordance with the Company’s Share Incentive Plan.

There were no B ordinary shares that were repurchased during the quarters ended September 30, 2017 or 2016.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s repurchase program.

9.	Related Party Transactions

Fox Paine & Company (“Fox Paine”)

As of September 30, 2017, Fox Paine beneficially owned shares having approximately 84% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company, and Fox Paine may propose and negotiate transaction fees with the Company, subject to the provisions of the Company’s related party transaction policies including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time. The Company incurred management fees of $0.6 million and $0.5 million during the quarters ended September 30,

GLOBAL INDEMNITY LIMITED

2017 and 2016, respectively, and $1.6 million and $1.5 million during the nine months ended September 30, 2017 and 2016, respectively, as part of the annual management fee paid to Fox Paine. As of September 30, 2017 and December 31, 2016, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $6.3 million and $4.6 million, respectively.

On September 17, 2017, the Company and Fox Paine entered into a confidentiality agreement whereby Fox Paine agrees to keep confidential proprietary information, as defined in the confidentiality agreement, it receives regarding the Company from time to time, including proprietary information it may receive from director or director nominees appointed by Fox Paine.

Crystal & Company

The Company incurred $0.1 million and $0.2 million in brokerage fees to Crystal & Company, an insurance broker, during the quarter and nine months ended September 30, 2016, respectively. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned on July 24, 2016.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2017, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of September 30, 2017, the Company has funded $28.2 million of this commitment leaving $11.8 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of September 30, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

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

GLOBAL INDEMNITY LIMITED

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

Options

No stock options were awarded during the quarters ended September 30, 2017 or 2016. No unvested stock options were forfeited during the quarters ended September 30, 2017 and 2016.

The Company did not award any stock options during the nine months ended September 30, 2017 or 2016. No unvested stock options were forfeited during the nine months ended September 30, 2017. 200,000 unvested stock options were forfeited during the nine months ended September 30, 2016.

Restricted Shares

No restricted shares were issued to employees during the quarters ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, the Company granted 22,503 A ordinary shares, with a weighted average grant date value of $38.21 per share, to key employees under the Plan.    These shares will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on January 1, 2018, January 1, 2019, and January 1, 2020, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2020, following a re-measurement of 2016 results as of December 31, 2019.

During the nine months ended September 30, 2016, the Company granted 121,346 A ordinary shares, with a weighted average grant date value of $28.97 per share, to key employees under the Plan.    Of the shares granted during the nine months ended September 30, 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3 on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 were granted to another key employee and were due to vest 100% on February 7, 2019. These shares were forfeited during the nine months ended September 30, 2017 as the key employee is no longer employed by the company. 8,253 were issued to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

•	16.5% vested on January 1, 2017. 16.5% and 17.0% of the granted stock will vest on January 1, 2018 and January 1, 2019, respectively.

•	Subject to Board approval 50% of granted stock vests 100%, no later than March 15, 2019, following a re-measurement of 2015 results as of December 31, 2018.

During the quarters ended September 30, 2017 and 2016, the Company granted 6,245 and 8,802 A ordinary shares, respectively, at a weighted average grant date value of $42.40 and $29.70 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2017 and 2016, the Company granted 19,713 and 28,416 A ordinary shares, respectively, at a weighted average grant date value of $39.82 and $29.40 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2017 and 2016 were fully vested but are subject to certain restrictions.

GLOBAL INDEMNITY LIMITED

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Net income (loss)	$(8,924)	$9,535	$13,447	$11,495

Basic earnings per share:
Weighted average shares outstanding – basic	17,343,292	17,254,843	17,331,840	17,241,040

Net income (loss) per share	$(0.51)	$0.55	$0.78	$0.67

Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	17,343,292	17,540,060	17,684,519	17,515,854

Net income (loss) per share	$(0.51)	$0.54	$0.76	$0 .66

(1)	For the quarter ended September 30, 2017, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares for basic earnings per share	17,343,292	17,254,843	17,331,840	17,241,040
Non-vested restricted stock	—	176,087	149,490	165,011
Options	—	109,130	203,189	109,803

Weighted average shares for diluted earnings per share	17,343,292	17,540,060	17,684,519	17,515,854

If the Company had not incurred a loss in the quarter ended September 30, 2017, 17,721,954 weighted average shares would have been used to compute the diluted loss per share calculation which would have included 164,693 shares of non-vested restricted stock and 213,969 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the quarter and nine months ended September 30, 2016 do not include 300,000 shares which were deemed to be anti-dilutive. There were no anti-dilutive shares for the quarter or nine months ended September 30, 2017.

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

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the quarter and nine months ended September 30, 2016 have been revised to reflect these changes.

GLOBAL INDEMNITY LIMITED

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2017 and 2016.

Quarter Ended September 30, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$53,113		$60,962	(6)	$11,979		$126,054

Net premiums written	$46,471		$50,607		$11,967		$109,045

Net premiums earned	$44,778		$52,268		$11,573		$108,619
Other income	—		2,254		40		2,294

Total revenues	44,778		54,522		11,613		110,913

Losses and Expenses:
Net losses and loss adjustment expenses	19,095		42,534		20,766		82,395
Acquisition costs and other underwriting expenses	18,237	(3)	22,689	(4)	4,076		45,002

Income (loss) from segments	$7,446		$(10,701)		$(13,229)		$(16,484)

Unallocated Items:
Net investment income							10,134
Net realized investment loss							(963)
Corporate and other operating expenses							(4,630)
Interest expense							(4,836)

Loss before income taxes							(16,779)
Income tax benefit							7,855

Net loss							(8,924)

Total assets	$911,412		$481,357		$737,921	(5)	$2,130,690

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $127 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $262 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($1,427) of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended September 30, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$49,505		$74,266	(6)	$9,798		$133,569

Net premiums written	$45,074		$60,179		$9,798		$115,051

Net premiums earned	$47,774		$61,221		$10,558		$119,553
Other income (loss)	6,872		991		(11)		7,852

Total revenues	54,646		62,212		10,547		127,405

Losses and Expenses:
Net losses and loss adjustment expenses	23,848		42,927		5,387		72,162
Acquisition costs and other underwriting expenses	20,048	(3)	24,411	(4)	3,670		48,129

Income (loss) from segments	$10,750		$(5,126)		$1,490		$7,114

Unallocated Items:
Net investment income							8,795
Net realized investment gains							1,928
Corporate and other operating expenses							(5,006)
Interest expense							(2,233)

Income before income taxes							10,598
Income tax expense							(1,063)

Net income							9,535

Total assets	$770,255		$499,202		$712,358	(5)	$1,981,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $130 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $306 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $7,328 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Nine Months Ended September 30, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$155,776		$192,551	(6)	$45,372		$393,699

Net premiums written	$137,025		$161,979		$45,344		$344,348

Net premiums earned	$133,289		$164,102		$31,427		$328,818
Other income	78		5,153		213		5,444

Total revenues	133,367		169,255		31,640		334,262

Losses and Expenses:
Net losses and loss adjustment expenses	53,688		120,410		28,558		202,656
Acquisition costs and other underwriting expenses	55,398	(3)	69,281	(4)	10,331		135,010

Income (loss) from segments	$24,281		$(20,436)		$(7,249)		$(3,404)

Unallocated Items:
Net investment income							27,618
Net realized investment loss							(850)
Corporate and other operating expenses							(11,045)
Interest expense							(12,065)

Income before income taxes							254
Income tax benefit							13,193

Net income							13,447

Total assets	$911,412		$481,357		$737,921	(5)	$2,130,690

(1)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $366 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $821 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($185) of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Nine Months Ended September 30, 2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$155,686		$238,627	(6)	$34,941		$429,254

Net premiums written	$140,199		$182,107		$34,927		$357,233

Net premiums earned	$142,749		$184,581		$31,663		$358,993
Other income	6,872		2,714		17		9,603

Total revenues	149,621		187,295		31,680		368,596

Losses and Expenses:
Net losses and loss adjustment expenses	78,813		122,540		13,704		215,057
Acquisition costs and other underwriting expenses	60,784	(3)	76,349	(4)	11,628		148,761

Income (loss) from segments	$10,024		$(11,594)		$6,348		$4,778

Unallocated Items:
Net investment income							25,103
Net realized investment losses							(9,057)
Corporate and other operating expenses							(13,064)
Interest expense							(6,677)

Income before income taxes							1,083
Income tax benefit							10,412

Net income							11,495

Total assets	$770,255		$499,202		$712,358	(5)	$1,981,815

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $386 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $923 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $30,910 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

14.	New Accounting Pronouncements

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

GLOBAL INDEMNITY LIMITED

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

In May, 2014, the FASB issued (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. While insurance contracts are not within the scope of this guidance, the Company is currently still evaluating whether its revenue recognition policy for fee income will be impacted by this updated guidance. Fee income related to policies written by the Company was $0.6 million for the nine months ended September 30, 2017. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

Please see Note 22 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on accounting pronouncements issued in 2016 which have not been implemented in 2017.

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

In April, 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of September 30, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

Hurricanes Harvey, Irma, and Maria made landfall during the third quarter of 2017. The Company’s current estimate of net loss is approximately $30.6 million from Hurricanes Harvey, Irma, and Maria. Hurricanes Harvey, Irma and Maria impacted U.S. Insurance Operations by $12.9 million and Reinsurance Operations by $17.7 million. Actual losses from these events may vary materially from the Company’s current estimate due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies of the data provided.

Effective September 16, 2017, David J.W. Bruce, Jason B. Hurwitz, and Arik Rashkes were appointed to the Company’s Board of Directors.

Overview

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 120 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Lines operates predominantly in the excess and surplus lines marketplace. The Company manages its Commercial Lines segment via product classifications. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents.

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 270 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

GLOBAL INDEMNITY LIMITED

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

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2017 and 2016:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Gross premiums written	$126,054	$133,569	(5.6%)	$393,699	$429,254	(8.3%)

Net premiums written	$109,045	$115,051	(5.2%)	$344,348	$357,233	(3.6%)

Net premiums earned	$108,619	$119,553	(9.1%)	$328,818	$358,993	(8.4%)
Other income	2,294	7,852	(70.8%)	5,444	9,603	(43.3%)

Total revenues	110,913	127,405	(12.9%)	334,262	368,596	(9.3%)
Losses and expenses:
Net losses and loss adjustment expenses	82,395	72,162	14.2%	202,656	215,057	(5.8%)
Acquisition costs and other underwriting expenses	45,002	48,129	(6.5%)	135,010	148,761	(9.2%)

Underwriting income (loss)	(16,484)	7,114	(331.7%)	(3,404)	4,778	(171.2%)
Net investment income	10,134	8,795	15.2%	27,618	25,103	10.0%
Net realized investment gains (losses)	(963)	1,928	(149.9%)	(850)	(9,057)	(90.6%)
Corporate and other operating expenses	(4,630)	(5,006)	(7.5%)	(11,045)	(13,064)	(15.5%)
Interest expense	(4,836)	(2,233)	116.6%	(12,065)	(6,677)	80.7%

Income (loss) before income taxes	(16,779)	10,598	(258.3%)	254	1,083	(76.5%)
Income tax (expense) benefit	7,855	(1,063)	NM	13,193	10,412	26.7%

Net income (loss)	$(8,924)	$9,535	(193.6%)	$13,447	$11,495	17.0%

Underwriting Ratios:
Loss ratio (1):	75.9%	60.3%		61.6%	59.9%
Expense ratio (2)	41.4%	40.3%		41.1%	41.4%

Combined ratio (3)	117.3%	100.6%		102.7%	101.3%

NM – not meaningful

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Accordingly, the segment results, presented below, for the quarter and nine months ended September 30, 2016 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Gross premiums written (1)
Personal Lines (3) (4)	$60,962	$74,266	(17.9%)	$192,551	$238,627	(19.3%)
Commercial Lines (4)	53,113	49,505	7.3%	155,776	155,686	0.1%
Reinsurance (5)	11,979	9,798	22.3%	45,372	34,941	29.9%

Total gross premiums written	$126,054	$133,569	(5.6%)	$393,699	$429,254	(8.3%)

Ceded premiums written
Personal Lines (4)	$10,355	$14,087	(26.5%)	$30,572	$56,520	(45.9%)
Commercial Lines (4)	6,642	4,431	49.9%	18,751	15,487	21.1%
Reinsurance (5)	12	—	0.0%	28	14	100.0%

Total ceded premiums written	$17,009	$18,518	(8.1%)	$49,351	$72,021	(31.5%)

Net premiums written (2)
Personal Lines (4)	$50,607	$60,179	(15.9%)	$161,979	$182,107	(11.1%)
Commercial Lines (4)	46,471	45,074	3.1%	137,025	140,199	(2.3%)
Reinsurance (5)	11,967	9,798	22.1%	45,344	34,927	29.8%

Total net premiums written	$109,045	$115,051	(5.2%)	$344,348	$357,233	(3.6%)

Net premiums earned
Personal Lines (4)	$52,268	$61,221	(14.6%)	$164,102	$184,581	(11.1%)
Commercial Lines (4)	44,778	47,774	(6.3%)	133,289	142,749	(6.6%)
Reinsurance (5)	11,573	10,558	9.6%	31,427	31,663	(0.7%)

Total net premiums earned	$108,619	$119,553	(9.1%)	$328,818	$358,993	(8.4%)

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($1.4) million and $7.3 million during the quarters ended September 30, 2017 and 2016, respectively, and ($0.2) million and $30.9 million during the nine months ended September 30, 2017 and 2016, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written decreased by 5.6% and 8.3% for the quarter and nine months ended September 30, 2017, respectively, as compared to same periods in 2016. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($1.4) million and $7.3 million for the quarters ended September 30, 2017 and 2016, respectively, and ($0.2) million and $30.9 million for the nine months ended September 30, 2017 and 2016, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 1.0% for the quarter ended September 30, 2017 as compared to same period in 2016. The growth in gross premiums written is mainly due to increased production within one of the Company’s Commercial Lines programs as a result of providing additional commission incentives for increased business, the introduction of a new program within the Company’s Commercial Lines, and increased gross premiums written within the Company’s Reinsurance Operations due to a new mortgage insurance treaty written in the fourth quarter of 2016. This increase was partially offset by declines in gross written premiums due to the discontinuance of one unprofitable program within the Company’s Commercial Lines, a targeted reduction of catastrophe exposed business within the Company’s Personal Lines, and underwriting actions taken within the Company’s Personal Lines to improve profitability.

Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 1.1% for the nine months ended September 30, 2017 as compared to the same period in 2016. The decline is mainly due to the discontinuance of one unprofitable program within the Company’s Commercial Lines, a targeted reduction of catastrophe exposed business within the Company’s Personal Lines, and underwriting actions taken within the Company’s Personal Lines to improve profitability. This decline was partially offset by an increase in gross premiums written within the Company’s

GLOBAL INDEMNITY LIMITED

Reinsurance Operations due to a new mortgage insurance treaty written in the fourth quarter of 2016, the introduction of a new program within the Company’s Commercial Lines, and increased production within two of the Company’s Commercial Lines programs as a result of providing additional commission incentives for increased business.

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Personal Lines (1)	81.1%	89.9%	(8.8)	84.0%	87.7%	(3.6)
Commercial Lines	87.5%	91.0%	(3.6)	88.0%	90.1%	(2.1)
Reinsurance	99.9%	100.0%	(0.1)	99.9%	100.0%	0.0

Total (1)	85.5%	91.1%	(5.6)	87.4%	89.7%	(2.3)

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement ($1.4) million and $7.3 million during the quarters ended September 30, 2017 and 2016, respectively, and ($0.2) million and $30.9 million during the nine months ended September 30, 2017 and 2016, respectively.

The net premium retention for the quarter and nine months ended September 30, 2017 decreased by 8.8 points and 3.6 points, respectively, for Personal Lines and decreased by 3.6 points and 2.1 points, respectively, for Commercial Lines as compared to the same period in 2016 primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Please see the Liquidity and Capital Resource section in Item 2 of Part I of this report for additional information on the Property Catastrophe Quota Share.

Net Premiums Earned

Net premiums earned within the Personal Lines segment decreased by 14.6% and 11.1% for the quarter and nine months ended September 30, 2017, respectively, as compared to the same period in 2016 primarily due to a decline in gross premiums written as well as the ceding of additional premiums under the property catastrophe treaties. Property net premiums earned were $44.3 million and $52.3 million for the quarters ended September 30, 2017 and 2016, respectively, and $139.5 million and $158.9 million for the nine months ended September 30, 2017 and 2016, respectively. Casualty net premiums earned were $8.0 million and $8.9 million for the quarters ended September 30, 2017 and 2016, respectively, and $24.6 million and $25.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Net premiums earned within the Commercial Lines segment decreased by 6.3% and 6.6% for the quarter and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. The decline in net premiums earned was primarily due to the Company discontinuing one of its programs within the Commercial Lines as well as the Company ceding additional premiums under the new Property Catastrophe Quota Share Treaty which was effective April 15, 2017. In addition, the net premiums earned during the nine months ended September 30, 2017 were also impacted by a slight decline in gross premiums written within the Commercial Lines’ small business program experienced in 2016. Property net premiums earned were $22.0 million and $25.7 million for the quarters ended September 30, 2017 and 2016, respectively, and $67.6 million and $77.8 million for the nine months ended September 30, 2017 and 2016, respectively. Casualty net premiums earned were $22.8 million and $22.1 million for the quarters ended September 30, 2017 and 2016, respectively, and $65.7 million and $64.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 9.6% for the quarter ended September 30, 2017 as compared to the same period in 2016. This increase was primarily due to a new mortgage treaty written in the fourth quarter of 2016 which is expected to earn out over an eight year period. This new mortgage insurance treaty will not be renewed. Net premiums earned within the Reinsurance Operations segment decreased by 0.7% for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to reduced levels of property writings due to a competitive marketplace partially offset by the new mortgage treaty. Property net premiums earned were $10.4 million and $9.5 million for the quarters ended September 30, 2017 and 2016, respectively, and $27.8 million and $28.9 million for the nine months ended September 30, 2017 and 2016, respectively. Casualty net premiums earned were $1.2 million and $1.0 million for the quarters ended September 30, 2017 and 2016, respectively, and $3.6 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at September 30, 2017 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $649.7 million and $532.7 million, respectively, as of September 30, 2017. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of September 30, 2017 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Personal Lines	$49,576	$79,577	$129,153
Commercial Lines	110,757	323,000	433,757
Reinsurance Operations	17,512	69,304	86,816

Total	$177,845	$471,881	$649,726

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Personal Lines	$32,469	$63,087	$95,556
Commercial Lines	85,980	264,468	350,448
Reinsurance Operations	17,512	69,140	86,652

Total	$135,961	$396,695	$532,656

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $237.5 million for claims occurring during the nine months ended September 30, 2017:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(34,438)	$(23,156)	$(11,875)	$(594)	$10,688
	-3%	(30,163)	(18,644)	(7,125)	4,394	15,913
	-2%	(28,025)	(16,388)	(4,750)	6,887	18,525
	-1%	(25,888)	(14,131)	(2,375)	9,381	21,138
	0%	(23,750)	(11,875)	0	11,875	23,750
	1%	(21,613)	(9,619)	2,375	14,369	26,363
	2%	(19,475)	(7,363)	4,750	16,863	28,975
	3%	(17,338)	(5,106)	7,125	19,356	31,588
	5%	(13,063)	(594)	11,875	24,344	36,813

The Company’s net reserves for losses and loss adjustment expenses of $532.7 million as of September 30, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

The following table compares the Company’s combined ratios by segment:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Personal Lines	124.8%	110.0%	115.6%	107.8%
Commercial Lines	83.4%	91.9%	81.9%	97.8%
Reinsurance	214.7%	85.8%	123.8%	80.0%

Total	117.3%	100.6%	102.7%	101.3%

Personal Lines

The components of income and loss from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in thousands)	2017 (3)	2016 (3)		2017 (3)	2016 (3)
Gross premiums written (1)	$60,962	$74,266	(17.9%)	$192,551	$238,627	(19.3%)

Net premiums written	$50,607	$60,179	(15.9%)	$161,979	$182,107	(11.1%)

Net premiums earned	$52,268	$61,221	(14.6%)	$164,102	$184,581	(11.1%)
Other income	2,254	991	127.4%	5,153	2,714	89.9%

Total revenues	54,522	62,212	(12.4%)	169,255	187,295	(9.6%)
Losses and expenses:
Net losses and loss adjustment expenses	42,534	42,927	(0.9%)	120,410	122,540	(1.7%)
Acquisition costs and other underwriting expenses (2)	22,689	24,411	(7.1%)	69,281	76,349	(9.3%)

Underwriting income (loss)	$(10,701)	$(5,126)	108.8%	$(20,436)	$(11,594)	76.3%

	Quarters Ended September 30,		Point Change	Nine Months Ended September 30,		Point Change
	2017 (3)	2016 (3)		2017 (3)	2016 (3)
Underwriting Ratios:
Loss ratio:
Current accident year	83.9%	70.1%	13.8	76.1%	66.4%	9.7
Prior accident year	(2.5%)	0.0%	(2.5)	(2.7%)	0.0%	(2.7)

Calendar year loss ratio	81.4%	70.1%	11.3	73.4%	66.4%	7.0
Expense ratio	43.4%	39.9%	3.5	42.2%	41.4%	0.8

Combined ratio	124.8%	110.0%	14.8	115.6%	107.8%	7.8

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($1.4) million and $7.3 million during the quarters ended September 30, 2017 and 2016, respectively, and ($0.2) million and $30.9 million during the nine months ended September 30, 2017 and 2016, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $0.3 million during each of the quarters ended September 30, 2017 and 2016, and $0.8 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.
(3)	Includes business ceded to the Company’s Reinsurance Operations.

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Other Income

Other income was $2.3 million and $1.0 million for the quarters ended September 30, 2017 and 2016, respectively, and $5.2 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. Other income is primarily comprised of fee income on installments, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., former parent of American Reliable, any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The increase in other income is primarily the result of the Company increasing its estimate of unpaid losses and loss adjustment expenses that would be indemnified by $9.2 million and $18.7 million during the quarter and nine months ended September 30, 2017, respectively.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in thousands)	2017	2016		2017	2016
Property losses
Catastrophe	$11,424	$9,318	22.6%	$35,048	$28,594	22.6%
Non-catastrophe	26,530	26,649	(0.4%)	72,923	74,817	(2.5%)

Property losses	37,954	35,967	5.5%	107,971	103,411	4.4%
Casualty losses	5,898	6,960	(15.3%)	16,942	19,129	(11.4%)

Total accident year losses	$43,852	$42,927	2.2%	$124,913	$122,540	1.9%

	Quarters Ended September 30,		Point Change	Nine Months Ended September 30,		Point Change
	2017	2016		2017	2016
Current accident year loss ratio:
Property
Catastrophe	25.8%	17.8%	8.0	25.1%	18.0%	7.1
Non-catastrophe	59.9%	50.9%	9.0	52.3%	47.1%	5.2

Property loss ratio	85.7%	68.7%	17.0	77.4%	65.1%	12.3
Casualty loss ratio	73.7%	78.2%	(4.5)	68.8%	74.4%	(5.6)

Total accident year loss ratio	83.9%	70.1%	13.8	76.1%	66.4%	9.7

The current accident year catastrophe loss ratio increased by 8.0 points and 7.1 points during the quarter and nine months ended September 30, 2017, respectively, as compared to the same period in 2016 driven by higher losses in the mobile home reserve category from hurricanes Harvey and Irma in the 3rd quarter of 2017 and higher losses in the agriculture reserve category from convective storms in the first six months of 2017.

The current accident year non-catastrophe property loss ratio increased by 9.0 points and 5.2 points during the quarter and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. The increase in the loss ratio is driven by higher claims frequency and severity compared to last year.

The current accident year casualty loss ratio improved by 4.5 points and 5.6 points during the quarter and nine months ended September 30, 2017 as compared to the same period in 2016. The improvement in the loss ratio reflects lower reported claims frequency in each of the accident quarters of 2017 compared to the same accident quarters last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2017 includes a decrease of $1.3 million, or 2.5 percentage points, and a decrease of $4.5 million, or 2.7 percentage points, respectively, related to reserve development on prior accident years. There were no changes to net prior accident year losses during the quarter and nine months ended September 30, 2016. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$26,530	59.9%	$26,649	50.9%	$72,923	52.3%	$74,817	47.1%
Effect of prior accident year	17	—	—	—	(1,885)	(1.4%)	—	—

Non catastrophe property losses and ratio (2)	$26,547	59.9%	$26,649	50.9%	$71,038	50.9%	$74,817	47.1%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$11,424	25.8%	$9,318	17.8%	$35,048	25.1%	$28,594	18.0%
Effect of prior accident year	(1,241)	(2.8%)	—	—	(2,055)	(1.4%)	—	—

Catastrophe losses and ratio (2)	$10,183	23.0%	$9,318	17.8%	$32,993	23.6%	$28,594	18.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$37,954	85.7%	$35,967	68.7%	$107,971	77.4%	$103,411	65.1%
Effect of prior accident year	(1,224)	(2.8%)	—	—	(3,940)	(2.8%)	—	—

Total property losses and ratio (2)	$36,730	82.9%	$35,967	68.7%	$104,031	74.6%	$103,411	65.1%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$5,898	73.7%	$6,960	78.2%	$16,942	68.8%	$19,129	74.4%
Effect of prior accident year	(94)	(1.2%)	—	—	(563)	(2.3%)	—	—

Total Casualty losses and ratio (2)	$5,804	72.5%	$6,960	78.2%	$16,379	66.5%	$19,129	74.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$43,852	83.9%	$42,927	70.1%	$124,913	76.1%	$122,540	66.4%
Effect of prior accident year	(1,318)	(2.5%)	—	—	(4,503)	(2.7%)	—	—

Total net losses and loss adjustment expense and total loss ratio (2)	$42,534	81.4%	$42,927	70.1%	$120,410	73.4%	$122,540	66.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Expense Ratios

The expense ratio increased by 3.5 points from 39.9% for the quarter ended September 30, 2016 to 43.4% for the quarter ended September 30, 2017 primarily due to a decline in net premiums earned. The expense ratio increased 0.8 points from 41.4% for the nine months ended September 30, 2016 to 42.2% for the nine months ended September 30, 2017.

GLOBAL INDEMNITY LIMITED

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017 (2)	2016 (2)	Change	2017 (2)	2016 (2)	Change
Gross premiums written	$53,113	$49,505	7.3%	$155,776	$155,686	0.1%

Net premiums written	$46,471	$45,074	3.1%	$137,025	$140,199	(2.3%)

Net premiums earned	$44,778	$47,774	(6.3%)	$133,289	$142,749	(6.6%)
Other income	—	6,872	(100.0%)	78	6,872	(98.9%)

Total revenues	44,778	54,646	(18.1%)	133,367	149,621	(10.9%)
Losses and expenses:
Net losses and loss adjustment expenses	19,095	23,848	(19.9%)	53,688	78,813	(31.9%)
Acquisition costs and other underwriting expenses (1)	18,237	20,048	(9.0%)	55,398	60,784	(8.9%)

Underwriting income (loss)	$7,446	$10,750	(30.7%)	$24,281	$10,024	142.2%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2017 (2)	2016 (2)	Change	2017 (2)	2016 (2)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	58.9%	63.6%	(4.7)	59.9%	68.4%	(8.5)
Prior accident year	(16.2%)	(13.7%)	(2.5)	(19.6%)	(13.2%)	(6.4)

Calendar year loss ratio	42.7%	49.9%	(7.2)	40.3%	55.2%	(14.9)
Expense ratio	40.7%	42.0%	(1.3)	41.6%	42.6%	(1.0)

Combined ratio	83.4%	91.9%	(8.5)	81.9%	97.8%	(15.9)

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $0.1 million for the each of the quarters ended September 30, 2017 and 2016, and $0.4 million for each of the nine months ended September 30, 2017 and 2016.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Commercial Lines did not have any other income for the quarter ended September 30, 2017. Other income was $6.9 million for the quarter ended September 30, 2016, and $0.1 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. For the quarter and nine months ended September 30, 2016, other income of $6.9 million is comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Specialty Insurance Company.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Property losses
Catastrophe	$3,873	$2,447	58.3%	$9,132	$13,110	(30.3%)
Non-catastrophe	8,401	12,049	(30.3%)	30,073	42,889	(29.9%)

Property losses	12,274	14,496	(15.3%)	39,205	55,999	(30.0%)
Casualty losses	14,084	15,877	(11.3%)	40,667	41,666	(2.4%)

Total accident year losses	$26,358	$30,373	(13.2%)	$79,872	$97,665	(18.2%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2017	2016	Change	2017	2016	Change
Current accident year loss ratio:
Property
Catastrophe	17.6%	9.5%	8.1	13.5%	16.8%	(3.3)
Non-catastrophe	38.1%	46.9%	(8.8)	44.5%	55.1%	(10.6)

Property loss ratio	55.7%	56.4%	(0.7)	58.0%	71.9%	(13.9)
Casualty loss ratio	61.9%	71.8%	(9.9)	61.9%	64.2%	(2.3)

Total accident year loss ratio	58.9%	63.6%	(4.7)	59.9%	68.4%	(8.5)

The current accident year catastrophe loss ratio increased by 8.1 points during the quarter ended September 30, 2017 as compared to the same period in 2016 primarily due to the impacts from hurricanes Harvey and Irma in the third quarter of 2017. The current accident year catastrophe loss ratio improved by 3.3 points during the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to lower claims severity in 2017.

The current accident year non-catastrophe property loss ratio improved by 8.8 points and 10.6 points during the quarter and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. The improvement in the loss ratio reflects lower reported claims frequency in each of the accident quarters of 2017 compared to the same accident quarters last year.

The current accident year casualty loss ratio improved by 9.9 points and 2.3 points during the quarter and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. The improvement in the loss ratio is driven primarily by lower reported claims frequency as compared to the same period last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2017 includes a decrease of $7.3 million, or 16.2 percentage points, and a decrease of $26.2 million, or 19.6 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2016 includes a decrease of $6.5 million, or 13.7 percentage points and a decrease of $18.9 million, or 13.2 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$8,401	38.1%	12,049	46.9%	$30,073	44.5%	42,889	55.1%
Effect of prior accident year	(356)	(1.6%)	2,093	8.2%	(4,023)	(6.0%)	560	0.7%

Non catastrophe property losses and ratio (2)	$8,045	36.5%	14,142	55.1%	$26,050	38.5%	43,449	55.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,873	17.6%	2,447	9.5%	$9,132	13.5%	13,110	16.8%
Effect of prior accident year	212	1.0%	(2)	0.0%	(1,331)	(2.0%)	299	0.4%

Catastrophe losses and ratio (2)	$4,085	18.6%	2,445	9.5%	$7,801	11.5%	13,409	17.2%

Total property losses and ratio excluding the effect of prior accident year (1)	$12,274	55.7%	14,496	56.4%	$39,205	58.0%	55,999	71.9%
Effect of prior accident year	(144)	(0.6%)	2,091	8.2%	(5,354)	(8.0%)	859	1.1%

Total property losses and ratio (2)	$12,130	55.1%	16,587	64.6%	$33,851	50.0%	56,858	73.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$14,084	61.9%	$15,877	71.8%	$40,667	61.9%	$41,666	64.2%
Effect of prior accident year	(7,119)	(31.3%)	(8,616)	(39.0%)	(20,830)	(31.7%)	(19,711)	(30.4%)

Total Casualty losses and ratio (2)	$6,965	30.6%	$7,261	32.8%	$19,837	30.2%	$21,955	33.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$26,358	58.9%	$30,373	63.6%	$79,872	59.9%	$97,665	68.4%
Effect of prior accident year	(7,263)	(16.2%)	(6,525)	(13.7%)	(26,184)	(19.6%)	(18,852)	(13.2%)

Total net losses and loss adjustment expense and total loss ratio (2)	$19,095	42.7%	$23,848	49.9%	$53,688	40.3%	$78,813	55.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Expense Ratios

The expense ratio improved by 1.3 points from 42.0% for the quarter ended September 30, 2016 to 40.7% for the quarter ended September 30, 2017. The expense ratio improved 1.0 points from 42.6% for the nine months ended September 30, 2016 to 41.6% for the nine months ended September 30, 2017. The improvement in the expense ratio is primarily due to lower compensation expense.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017 (1)	2016 (1)	Change	2017 (1)	2016 (1)	Change
Gross premiums written	$11,979	$9,798	22.3%	$45,372	$34,941	29.9%

Net premiums written	$11,967	$9,798	22.1%	$45,344	$34,927	29.8%

Net premiums earned	$11,573	$10,558	9.6%	$31,427	$31,663	(0.7%)
Other income	40	(11)	NM	213	17	NM

Total revenues	11,613	10,547	10.1%	31,640	31,680	(0.1%)
Losses and expenses:
Net losses and loss adjustment expenses	20,766	5,387	285.5%	28,558	13,704	108.4%
Acquisition costs and other underwriting expenses	4,076	3,670	11.1%	10,331	11,628	(11.2%)

Underwriting income (loss)	$(13,229)	$1,490	NM	$(7,249)	$6,348	(214.2%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2017 (1)	2016 (1)	Change	2017 (1)	2016 (1)	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	186.3%	78.4%	107.9	104.0%	62.5%	41.5
Prior accident year	(6.8%)	(27.4%)	20.6	(13.1%)	(19.2%)	6.1

Calendar year loss ratio (3)	179.5%	51.0%	128.5	90.9%	43.3%	47.6
Expense ratio	35.2%	34.8%	0.4	32.9%	36.7%	(3.8)

Combined ratio	214.7%	85.8%	128.9	123.8%	80.0%	43.8

NM – not meaningful

(1)	External business only, excluding business assumed from affiliates.
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

Reconciliation of non-GAAP financial ratios

The table above includes a reconciliation of the current accident year loss ratio, which is a non-GAAP ratio, to its calendar year loss ratio, which is its most directly comparable GAAP ratio. The Company believes this non-GAAP ratio is useful to investors when evaluating the Company’s underwriting performance as trends in the Company’s Reinsurance Operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP ratio and does not reflect the overall underwriting profitability of the Company.

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

Reinsurance Operations recognized income of $0.04 million and a loss of $0.01 million for the quarters ended September 30, 2017 and 2016, respectively and income of $0.2 million and $0.02 million for the nine months ended September 30, 2017 and 2016, respectively. Other income is comprised of foreign exchange gains and losses.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year loss ratio increased by 107.9 points during the quarter ended September 30, 2017 as compared to the same period in 2016. The increase in the loss ratio was driven by the high frequency of catastrophe events in the 3rd quarter including hurricanes Harvey, Irma and Maria.

The current accident year loss ratio increased by 41.5 points during the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in the loss ratio was mainly attributable to the higher impact from catastrophes through nine months of development as compared to the same period last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2017 includes a decrease of $0.8 million, or 6.8 percentage points, and a decrease of $4.1 million or 13.1 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2016 includes a decrease of $2.9 million, or 27.4 percentage points and a decrease of $6.1 million, or 19.2 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio increased by 0.4 points from 34.8% for the quarter ended September 30, 2016 to 35.2% for the quarter ended September 30, 2017. The expense ratio improved by 3.8 points from 36.7% for the nine months ended September 30, 2016 to 32.9% for the nine months ended September 30, 2017. The improvement in the expense ratio is primarily due to receiving a federal excise tax refund related to prior years.

Unallocated Corporate Items

The Company’s investments are managed distinctly according to assets supporting future insurance obligations and assets in excess of those supporting future insurance obligations. Assets supporting insurance obligations are referred to as the Insurance Obligations Portfolio. The Insurance Obligations Portfolio consists of cash and high-quality fixed income investments. Assets in excess of insurance obligations are referred to as the Surplus Portfolio. The Surplus Portfolio targets higher returns and is comprised of cash, fixed income, common stocks, and alternative investments.

The Insurance Obligations Portfolio has a market value of $845.7 million and the fixed income securities within have a credit quality of AA- and duration of 3.1 years. The Surplus Reserve Portfolio has a market value of $782.3 million and the fixed income securities within have a credit quality of A- and duration of 3.5 years.

Since the Company began managing its investments as two portfolios during the 2nd quarter of 2017, year to date performance metrics are an approximation. The Insurance Obligations Portfolio returned 2.7% for the nine months ended September 30, 2017 with net investment income of $13.4 million and realized gains of $0.5 million. The Surplus Portfolio returned 4.5% for the nine months ended September 30, 2017 with net investment income of $14.2 million and realized gains of $0.7 million.

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Gross investment income (1)	$10,807	$9,782	10.5%	$29,816	$29,293	1.8%
Investment expenses	(673)	(987)	(31.8%)	(2,198)	(4,190)	(47.5%)

Net investment income	$10,134	$8,795	15.2%	$27,618	$25,103	10.0%

(1)	Excludes realized gains and losses

Gross investment income increased by 10.5% for the quarter ended September 30, 2017 and increased 1.8% for the nine months ended September 30, 2017, as compared with the same periods in 2016. The increase for the quarter ended was

GLOBAL INDEMNITY LIMITED

primarily due to an increase in yield within the fixed maturities portfolio. The increase for the nine months ended was due to an increase in yield and a larger investment portfolio, offset by a decrease in income related to the Company’s limited partnership investments.

Investment expenses decreased by 31.8% and 47.5% for the quarter and nine months ended September 30, 2017, respectively, as compared with the same periods in 2016. The decrease is mainly attributable to $1.5 million in upfront fees paid in 2016 to enter into a new investment in middle market corporate debt and equity investments in limited liability companies.

At September 30, 2017, the Company held agency mortgage-backed securities with a market value of $95.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.2 years as of September 30, 2017, compared with 2.0 years as of September 30, 2016. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.1 years as of September 30, 2017, compared with 1.9 years as of September 30, 2016. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At September 30, 2017, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.7% compared with 2.2% at September 30, 2016. The embedded book yield on the $117.2 million of municipal bonds in the Company’s portfolio, which includes $103.6 million of taxable municipal bonds, was 3.1% at September 30, 2017, compared to an embedded book yield of 2.8% on the Company’s municipal bond portfolio of $170.7 million at September 30, 2016.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2017	2016	Change	2017	2016	Change
Common stock	$289	$2,989	(90.3%)	$2,079	$7,056	(70.5%)
Fixed maturities	134	395	(66.1%)	795	1,162	(31.6%)
Interest rate swap	(366)	758	(148.3%)	(2,016)	(12,794)	84.2%
Other than temporary impairment losses	(1,020)	(2,214)	53.9%	(1,708)	(4,481)	61.9%

Net realized investment gains (losses)	$(963)	$1,928	(149.9%)	$(850)	$(9,057)	90.6%

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2017 and 2016.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist primarily of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.6 million and $5.0 million during the quarters ended September 30, 2017 and 2016, respectively and $11.0 million and $13.1 million during the nine months ended September 30, 2017 and 2016, respectively. This decrease is primarily due to incurring cost in connection with the re-domestication in 2016 which the Company did not incur in 2017.

Interest Expense

Interest expense increased 116.6% and 80.7% during the quarter and nine months ended September 30, 2017 as compared to the same period in 2016. This increase is primarily due to the Company’s $130 million debt offering in March, 2017. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for details on the Company’s debt.

GLOBAL INDEMNITY LIMITED

Income Tax Benefit

The income tax benefit was $7.9 million for the quarter ended September 30, 2017 compared with income tax expense of $1.1 million for the quarter ended September 30, 2016. The increase in the income tax benefit is primarily due to losses incurred in the Company’s U.S. operations for the quarter ended September 30, 2017 as compared to a gain in 2016.

The income tax benefit was $13.2 million for the nine months ended September 30, 2017 compared with income tax benefit of $10.4 million for the nine months ended September 30, 2016. The increase in the income tax benefit rate is primarily due to higher losses incurred in the Company’s US operations for the nine months ended September 30, 2017 compared to the same period in 2016.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $8.9 million and net income of $9.5 million for the quarters ended September 30, 2017 and 2016, respectively, and net income of $13.4 million and $11.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The principal sources of cash that Global Indemnity requires to meet its short term and long term liquidity needs, including the payment of corporate expenses, debt service payments, and share repurchases includes dividends, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

On October 29, 2015, Global Indemnity acquired rights, expiring December 31, 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which is subject to an annual 3% increase in price. As of September 30, 2017, the Company also had future funding commitments of $59.5 million related to investments. The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2016 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2016 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. The U.S. Insurance Companies did not declare any dividends during the quarter ended September 30, 2017. During the nine months ended September 30, 2017, the United National Insurance Company, the Penn-America Insurance Company, and American Reliable declared dividends of $17.8 million,

GLOBAL INDEMNITY LIMITED

$7.9 million, and $3.3 million, respectively, which were paid in September, 2017. In addition, United National Insurance Company paid a $35.0 million dividend, which was previously declared in 2015, to its parent company, American Insurance Services, Inc. during the nine months ended September 30, 2017.

For 2017, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2016 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter or nine months ended September 30, 2017.

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

Net cash used for operating activities was $13.6 million for the nine months ended September 30, 2017 and net cash used by operating activities was $9.3 million for the nine months ended September 30, 2016. The decrease in operating cash flows of approximately $4.3 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
Net premiums collected	$323,239	$363,677	$(40,438)
Net losses paid	(202,564)	(225,631)	23,067
Underwriting and corporate expenses	(150,012)	(168,391)	18,379
Net investment income	25,572	27,840	(2,268)
Net federal income taxes paid	(104)	(263)	159
Interest paid	(9,738)	(6,578)	(3,160)

Net cash used for operating activities	$(13,607)	$(9,346)	$(4,261)

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

As a result of entering into this treaty, the Company did not renew the $20 million in excess of $20 million layer of its property catastrophe treaty on June 1, 2017.

GLOBAL INDEMNITY LIMITED

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

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the nine months ended September 30, 2017. Please see Item 7 of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s liquidity.

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

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the nine months ended September 30, 2017. Please see Item 7 of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations. As of September 30, 2017, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 -5 years	More than 5 years
Operating leases (1)	$6,502	$3,314	$3,188	$—	$—
Commitments to fund limited partnership investments (2)	59,490	59,490	—	—	—
Subordinated notes due 2045 (3)	317,000	7,750	15,500	15,500	278,250
Subordinated notes due 2047 (4)	434,566	10,238	20,475	20,475	383,378
Unpaid losses and loss adjustment expenses obligations (5)	649,726	276,783	226,754	76,668	69,521

Total	$1,467,284	$357,575	$265,917	$112,643	$731,149

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	Represents future funding commitment of the Company’s participation in three separate limited partnership investments. See Note 10 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on these commitments.
(3)	Represents the Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75% payable quarterly. Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2016 Annual Report on Form 10-K for more information on the Company’s 7.75% subordinated note due 2045.
(4)	Represents the Subordinated Notes due in 2047 in the aggregate principal amount of $130.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.875% payable quarterly. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the 2047 Subordinated Notes.
(5)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers.

GLOBAL INDEMNITY LIMITED

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

For the quarter ending September 30, 2017, global equities rallied for the sixth consecutive quarter. A broad-based expansion of economic growth, supportive monetary policy, and benign inflation helped drive equity markets higher during the third quarter. Eurozone confidence reached a decade-high in September on the back of solid employment and manufacturing data and a reacceleration in the services sector. The US economy continued on an upward trajectory, and signs of firming inflation increased investors’ expectation of further monetary policy tightening at the end of the year. As the global economy continued to gain momentum, central banks began to normalize their long-standing loose monetary policies. Angela Merkel was reelected for a fourth term as German Chancellor. US equities rose for the eighth straight quarter. Despite continued White House turmoil and heightened U.S. tensions with Russia and North Korea, strong employment data and corporate earnings helped propel the S&P 500 Index to a series of new highs. Within the S&P 500 Index, 10 of the 11 sectors posted positive results for the quarter. Consumer staples was the only sector to post a negative return, with much of the weakness attributed to the poor performance of the tobacco and food products groups.

Global fixed income markets generated positive returns in the third quarter. Escalating geopolitical tensions between the US and North Korea and serial disappointments in inflation data helped to contain the increase in sovereign yields prompted by central bank policy normalization. Generally strong economic data, a rally in commodity prices, and continued demand for yield-producing assets supported credit markets and spreads tightened further. Most developed market currencies strengthened versus the US dollar as political uncertainty and continued skepticism about the US Federal Reserve’s (Fed’s) projected rate-hiking path weighed on the greenback.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and duration of 3.1 years. The Insurance Obligations Portfolio has a credit quality of AA- and duration of 3.0 years. The portion of the Surplus Portfolio comprised of cash and fixed income securities has a credit quality of A- and duration of 3.4 years.

Portfolio purchases were focused within agency mortgage backed securities, U.S. corporate bonds and asset backed securities. These purchases were funded primarily through sales of U.S. credit, commercial mortgage backed securities, and tax-exempt municipals, as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to agency mortgaged backed securities increased and the allocation to tax-exempt municipals decreased.

There have been no other material changes to the Company’s market risk since December 31, 2016. Please see Item 7A of Part II in the Company’s 2016 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY LIMITED

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock. There were no shares surrendered by the Company’s employees during the quarter ended September 30, 2017. All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY LIMITED

Item 6.	Exhibits

10.1+	Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

+ Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED Registrant

November 9, 2017		By:	/s/ Thomas M. McGeehan

Date:	November 9, 2017	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)