Form 10-K
period 2017-12-31
Global Indemnity Ltd
filed 2018-03-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

001-34809

Commission File Number

GLOBAL INDEMNITY LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1304287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 HOSPITAL ROAD

GEORGE TOWN, GRAND CAYMAN

KY1-9008

CAYMAN ISLANDS

(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: (345) 949-0100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
A Ordinary shares, $0.0001 Par Value 7.75% Subordinated Notes due 2045 7.875% Subordinated Notes due 2047	The Nasdaq Global Select Market The Nasdaq Global Select Market The Nasdaq Global Select Market

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $334,185,769. There are no B ordinary shares held by non-affiliates of the registrant.

As of February 27, 2018, the registrant had outstanding 10,046,737 A ordinary shares and 4,133,366 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 are incorporated by reference into Part III of this report.

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

Subsequent to the completion of the redomestication, several of the Company’s subsidiaries, including Global Indemnity plc, were placed into liquidation, liquidated, or merged out of existence. In addition, substantially all of the assets of these companies, including intellectual property, were transferred to Global Indemnity Limited.

On September 30, 2016, one of the Company’s indirect wholly owned subsidiaries, Diamond State Insurance Company, sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income in 2016. This transaction did not have an impact on the Company’s ongoing business operations. Subsequent to the sale, any business previously written by United National Specialty Insurance Company is being written by other companies within the Company’s U.S. Insurance Operations.

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable Insurance Company from American Bankers Insurance Group, Inc., a subsidiary of Assurant,Inc., by paying $113.7 million in cash and assuming $283.9 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Stock Purchase Agreement (“American Reliable SPA”), the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the American Reliable SPA, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The Company’s current estimate of the purchase price, based on available financial information, is approximately $99.8 million. Final settlement of the purchase price occurred in March, 2018. Please see Note 24 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the final settlement of the purchase price.

Please see Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the acquisition of American Reliable.

General

Global Indemnity provides its insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance. The Company manages the distribution of these products through three business segments: Commercial Lines offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, Vacant Express, and Programs; Personal Lines offers specialty personal lines and agricultural coverage; and Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations (“Insurance Operations”).

Business Segments

See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2017, 2016 and 2015. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for 2016 and 2015 have been revised to reflect these changes.

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

The Company’s Personal Lines writes specialty products such as agriculture, mobile homes, manufactured homes, homeowners, collectibles, and watersports via American Reliable. These products are distributed through retail agents, wholesale general agents, and brokers. The insurance products are either underwritten via specific binding authority or by internal personnel.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2017 and 2016, gross premiums written for the Personal Lines were $249.8 million and $302.9 million, respectively, and includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($1.3) million and $35.3 million, respectively.

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

The Commercial Lines’ insurance products target specific, defined groups of insureds with customized coverage to meet their needs. To manage operations, the Commercial Lines segment differentiates its products by product classification. These product classifications are as follows:

•	Penn-America Group distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority;

•	United National Group distributes property, general liability, and professional lines products through program administrators with specific binding authority; and

•	Diamond State Group distributes property, casualty, and professional lines products through wholesale brokers that are underwritten by the Company’s personnel and selected brokers with specific binding authority.

•	Vacant Express primarily distributes products for dwellings which are currently vacant, undergoing renovations, or are under construction through aggregators, brokers, and retail agents.

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

In 2017, gross premiums written for the Commercial Lines were $212.7 million compared to $203.1 million for 2016. For 2017, surplus lines business accounts for approximately 83.7% of the business written while specialty admitted business accounts for the remaining 16.3%.

Reinsurance Operations

Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”), a direct subsidiary of the Company, is a Bermuda based treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies, and consists solely of the operations of Global Indemnity Reinsurance.

The reinsurance markets face many of the same issues confronted in the primary insurance markets including excess capital capacity, low investment returns and increased pressure on generating acceptable return on investment.

The increased availability of capacity in the market has continued to put pressure on pricing levels and new opportunities. Global Indemnity Reinsurance is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused excess of loss contracts meeting the Company’s risk tolerance and return thresholds.

In 2017, gross premiums written from third parties were $53.9 million compared to $59.8 million for 2016.

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

The Company’s Reinsurance Operations offer third party treaty reinsurance for specialty property and casualty insurance and reinsurance companies as well as professional liability products to companies. The Company’s Reinsurance Operations also provide reinsurance to its Insurance Operations in the form of quota share arrangements. As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”), effective January 1, 2018, premiums being ceded under the quota share arrangement may potentially be subject to a 10% base erosion minimum tax (“BEAT”). As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies have agreed to terminate the quota share arrangement effective January 1, 2018. Regulatory approval is still pending.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
California	$58,669	11.4%	$62,010	11.0%	$56,142	9.5%
Texas	44,420	8.6	48,183	8.5	52,913	9.0
Florida	36,922	7.1	36,683	6.5	37,725	6.5
Louisiana	25,121	4.9	28,437	5.0	28,274	4.8
New York	24,317	4.7	26,040	4.6	28,329	4.8
Arizona	20,593	4.0	19,883	3.5	21,199	3.6
North Carolina	18,476	3.6	21,613	3.8	26,245	4.4
Massachusetts	14,909	2.9	14,352	2.5	15,352	2.6
Georgia	12,669	2.5	13,605	2.4	14,364	2.4
New Jersey	12,541	2.4	14,797	2.6	16,602	2.8

Subtotal	268,637	52.1	285,603	50.4	297,145	50.4
All other states	193,810	37.5	220,405	39.0	243,355	41.2
Reinsurance Operations	53,887	10.4	59,837	10.6	49,733	8.4

Total	$516,334	100.0%	$565,845	100.0%	$590,233	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network — binding authority, program, brokerage, direct, and reinsurance. For its binding authority and program product classifications, the Company distributes its insurance products primarily through a group of wholesale general agents and program administrators that have specific quoting and binding authority. For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. For its reinsurance business, the Company distributes its products through brokers and on a direct basis.

The Company’s Commercial Lines distributes its insurance products primarily through a group of approximately 120 wholesale general agents and program administrators. Of the Commercial Lines’ non-affiliated professional wholesale general agents and program administrators, the top five accounted for 32.1% of the Commercial Lines’ gross premiums written for the year ended December 31, 2017. One agency represented 10.8% of the Commercial Lines’ gross premiums written.

The Company’s Personal Lines distributes specialty personal and agricultural insurance products through a group of approximately 275 agents, primarily comprised of wholesale general agents. It also distributes its specialty personal insurance products on a retail basis in New Mexico and Arizona. Of the Personal Lines’ non-affiliated professional wholesale general agents and retail agents, the top five accounted for 21.9% of the Personal Lines’ gross premiums written for the year ended December 31, 2017. No one agency represented more than 10% of the Personal Lines’ gross premiums written.

There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2017.

Global Indemnity Reinsurance assumed premiums on four treaties from two cedants which accounted for 90% of the Reinsurance Operations’ 2017 gross premiums written. There is no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2017.

The Company’s primary distribution strategy is to seek to maintain strong relationships with a limited number of high-quality wholesale professional general agents and wholesale insurance brokers. The Company carefully selects distribution sources based on their expertise, experience and reputation. The Company believes that its distribution strategy enables it to effectively access numerous markets through the marketing, underwriting, and administrative support of the Company’s professional general agencies and wholesale insurance brokers. The Company believes these wholesale general agents and wholesale insurance brokers have local market knowledge and expertise that enables them to access business in these markets more effectively.

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

Specific Binding Authority — Several of the Company’s wholesale general agents, retail agents, and program administrators for both Commercial Lines and Personal Lines have specific quoting and binding authority with respect to the lines they write and some have limited quoting and binding authority with respect to multiple products.

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

Brokerage — The wholesale insurance brokers are within the Company’s Commercial Lines and are subject to the same guidelines and monitoring as discussed above. The majority of the Company’s wholesale insurance brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing. There is only one wholesale insurance broker with specific binding authority.

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

Reinsurance — The Company’s Global Indemnity Reinsurance subsidiary primarily offers retrocessional coverage to Bermuda based reinsurance companies. The business assumed is primarily quota share treaties on property catastrophe, marine business and mortgage insurance. The Company also writes a small amount of professional lines excess liability business. Prior to entering into any agreement, the Company evaluates a number of factors for each cedent including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience. The Company also models proposed treaties for both the catastrophe exposure and the marginal impact on the Company’s existing catastrophe portfolio.

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

Pricing

Actuaries establish pricing tailored to each specific product the Company underwrites, taking into account historical loss experience, historical rate level changes, property catastrophe modeling output, and individual risk and coverage characteristics. The Company generally uses the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most products. Specific products will utilize proprietary rating when deemed appropriate. The Company will seek to only write business if it believes it can achieve an adequate risk adjusted rate of return.

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

The Company purchases specific types and structures of reinsurance depending upon the characteristics of the lines of business and specialty products underwritten. The Company will typically seek to place proportional reinsurance for umbrella and excess products, certain specialty products, or new products in the development stage. The Company believes that this approach allows it to control net exposure in these product areas most cost effectively.

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

The Company’s Insurance Operations’ material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss — The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2017, the Company renewed the top two layers of its property catastrophe excess of loss treaty, which provided occurrence coverage for losses of $260 million in excess of $40 million. The treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to the amount of limit reinstated. This replaced the treaty which expired on May 31, 2017 and provided occurrence coverage for losses of $280 million in excess of $20 million. The expiring treaty was made up of three layers: $20 million in excess of $20 million, which the Company participated in 25% of the placement, $60 million in excess of $40 million, and $200 million in excess of $100 million. The expiring treaty provided for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated.

Location-Specific Quota Share — Effective May 1, 2016, the Company entered into an agreement, which is still in effect, to cede 50% of the net underwriting results for certain Personal Lines products in certain states, subject to an occurrence limit of $50 million for property coverages and $1.5 million for casualty coverages.

Catastrophe Quota Share — Effective April 15, 2017, the Company entered into an agreement to cede 50% of its catastrophe losses which are above $3 million, subject to an occurrence limit of $40 million and an aggregate limit of $120 million.

Property Per Risk Excess of Loss — Effective January 1, 2018, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage in two sections: $4 million per risk in excess of $1 million per risk for all business except the Property Brokerage unit, and $8 million per risk in excess of $2 million per risk for Property Brokerage business, of which the Company participated on 25% of the placement. This treaty also provides coverage of $20 million per risk in excess of $10 million per risk and $20 million per risk in excess of $30 million per risk for Property Brokerage business. This replaced the treaty which expired on December 31, 2017 and provided coverage in three sections: 80% of $4 million per risk in excess of $1 million per risk for all business except the Property Brokerage unit and business written by American Reliable, 100% of $4 million per risk in excess of $1 million per risk for American Reliable business, and 75% of $8 million per risk in excess of $2 million per risk for Property Brokerage business. The expiring treaty also provided coverage of 100% of $20 million per risk in excess of $10 million per risk and 100% of $20 million per risk in excess of $30 million per risk for Property Brokerage business.

Casualty and Professional Liability Excess of Loss — Effective October 1, 2016, the Company renewed its casualty and professional liability excess of loss treaty. The casualty section provides coverage for 50% of $2 million per occurrence in excess of $1 million per occurrence for general liability and auto liability. The professional liability section provides coverage for 50% of $4 million per policy/occurrence in excess of $1 million per policy/occurrence. For both sections, allocated loss adjustment expenses are included within limits. This treaty was terminated effective December 31, 2017 and replaced with the Casualty Excess of Loss.

Casualty Clash Excess of Loss — Effective October 1, 2016, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10 million per occurrence in excess of $3 million per occurrence, subject to a $20 million limit for all loss occurrences. This treaty was terminated effective December 31, 2017 and replaced with the Casualty Excess of Loss.

Casualty Excess of Loss — Effective January 1, 2018, the Company entered into a casualty excess of loss treaty which provides coverage of $10 million per occurrence in excess of $2 million per occurrence for all casualty lines of business. The treaty is subject to an aggregate limit of $20 million.

100% Ceded Quota Share to American Bankers — Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable. These treaties are still in effect at December 31, 2017. American Reliable recorded ceded written premiums of ($1.3) million and $35.3 million, and ceded earned premiums of $13.5 million and $43.2 million to American Bankers Insurance Company for the years ended December 31, 2017 and 2016, respectively.

100% Assumed Quota Share from American Bankers — Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable. These treaties are still in effect at December 31, 2017. American Reliable recorded assumed written premiums of $28.5 million and $38.1 million, and assumed earned premiums of $33.9 million and $55.8 million from insurance companies owned by Assurant, Inc. for the years ended December 31, 2017 and 2016, respectively.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2017.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2017. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2017.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$48.2	42.2%	$25.8	39.0%
General Reinsurance Corp.	A++	11.4	10.0	7.5	11.3
Transatlantic Reinsurance	A+	8.2	7.2	1.1	1.7
Westport Insurance Corporation	A+	6.4	5.6	—	—
Fl Hurricane Cat Fund	NR	3.8	3.3	0.6	0.9
Scor Switzerland AG	A-	2.7	2.4	—	—
American Bankers Insurance Company	A	2.6	2.3	(1.3)	(2.0)
Swiss Reinsurance America Corp.	A+	2.5	2.2	1.0	1.5
Everest Reinsurance Company	A+	2.5	2.2	1.3	2.0
Hartford Fire Insurance Company	A+	2.2	1.8	—	—

Subtotal		90.5	79.2	36.0	54.4
All other reinsurers		23.8	20.8	30.2	45.6

Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		114.3	100.0%	$66.2	100.0%

Purchase accounting adjustments and allowance for uncollectible reinsurance		(9.2)

Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		105.1
Collateral held in trust from reinsurers		6.6

Net receivables		$111.7

At December 31, 2017, the Company carried reinsurance receivables, net of collateral held in trust, of $111.7 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $1.2 million at December 31, 2017. The allowance for uncollectible reinsurance receivables was $8.0 million at December 31, 2017.

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

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent and one general agent. The Insurance Operations’ claims management staff supervises or processes all claims. The Company’s Insurance Operations has a formal claims review process, and all claims greater than $200,000 for Personal Lines and $250,000 for Commercial Lines, gross of reinsurance, are reviewed by senior claims management and certain senior executives. Large loss trends and analysis are reviewed by a Large Loss committee.

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

As of December 31, 2017, the Company had $155.6 million of direct outstanding loss and loss adjustment expense case reserves at its Insurance Operations. Claims relating to approximately 91% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 0.3% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis. The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year. Approximately 9% of its reserves are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The loss and loss adjustment expense reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

See of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2017, the Company had $15.8 million of net loss reserves for asbestos-related claims and $14.3 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The maximum allowable investment in equity securities under the Company’s investment policy is 30% of the Company’s GAAP equity, or $215.5 million at December 31, 2017. As of December 31, 2017, the Company had $1,535.4 million of investments and cash and cash equivalent assets, including $140.2 million of equity investments and $77.8 million of limited partnership investments plus a $1.5 million receivable for securities sold.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2017, 2016, and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$74,414	4.8%	$75,110	5.0%	$67,037	4.4%

U.S. treasury and agency obligations	104,680	6.8	72,047	4.8	107,122	7.1
Obligations of states and political subdivisions	95,114	6.2	156,446	10.4	205,240	13.5
Mortgage-backed securities (1)	149,350	9.7	88,468	5.9	159,123	10.5
Asset-backed securities	203,701	13.3	233,991	15.6	260,022	17.2
Commercial mortgage-backed securities	139,795	9.1	183,192	12.2	140,390	9.3
Corporate bonds and loans	425,410	27.8	380,027	25.3	332,111	21.9
Foreign corporate bonds	123,387	8.0	125,860	8.4	102,141	6.7

Total fixed maturities	1,241,437	80.9	1,240,031	82.6	1,306,149	86.2
Common stock	140,229	9.2	120,557	8.0	110,315	7.3
Other invested assets	77,820	5.1	66,121	4.4	32,592	2.1

Total investments and cash and cash equivalents (2)	$1,533,900	100.0%	$1,501,819	100.0%	$1,516,093	100.0%

(1)	Includes collateralized mortgage obligations of $68,183, $28,608, and $57,330 for 2017, 2016, and 2015, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of $1,543, ($3,717), and $172 for 2017, 2016, and 2015, respectively.

Although the Company generally intends to hold fixed maturities to recovery and/or maturity, the Company regularly re-evaluates its position based upon market conditions. As of December 31, 2017, the Company’s fixed maturities, excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 4.7 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 2.7 years. The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2017 of $1.7 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Average fixed maturities at book value	$1,242,242	$1,274,836	$1,290,641
Gross income on fixed maturities (1)	33,020	30,337	32,091
Book yield	2.66%	2.38%	2.49%
Fixed maturities at book value	$1,243,144	$1,241,339	$1,308,333
Unrealized gain (loss)	(1,707)	(1,308)	(2,184)

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $149.4 million of mortgage-backed securities, $81.2 million is invested in U.S. agency paper and $68.2 million is invested in collateralized mortgage obligations, of which $67.8 million, or 99.4%, are rated AA+ or better. In addition, the Company holds $203.7 million in asset-backed securities, of which 84.0% are rated AA or better and $139.8 million in commercial mortgaged-backed securities, of which 97.6% are rated A- or better. The weighted average credit enhancement for the Company’s asset-backed securities is 23.4. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 96.5% of the Company’s fixed income securities are investment grade securities. 17.2% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$213,943	17.2%	$232,176	18.7%
AA	403,723	32.5	432,595	35.0
A	229,381	18.5	346,606	28.0
BBB	350,849	28.3	197,449	15.9
BB	24,363	2.0	15,967	1.3
B	10,730	0.9	7,866	0.6
CCC	383	—	447	—
CC	138	—	241	—
C	—	—	—	—
Not rated	7,927	0.6	6,684	0.5

Total fixed maturities	$1,241,437	100.0%	$1,240,031	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$70,165	5.6%	$80,982	6.5%
Due in one year through five years	434,078	35.0	622,926	50.2
Due in five years through ten years	236,552	19.0	20,770	1.7
Due in ten years through fifteen years	2,205	0.2	3,252	0.3
Due after fifteen years	5,591	0.5	6,450	0.5

Securities with fixed maturities	748,591	60.3%	734,380	59.2%
Mortgaged-backed securities	149,350	12.0	88,468	7.1
Commercial mortgage-backed securities	139,795	11.3	183,192	14.8
Asset-backed securities	203,701	16.4	233,991	18.9

Total fixed maturities	$1,241,437	100.0%	$1,240,031	100.0%

The expected weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 3.1 years.

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

As of December 31, 2017, the Company had aggregate equity securities of $140.2 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership invests in distressed securities and assets, which was valued at $26.3 million at December 31, 2017, a limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2017, a limited liability partnership that provides financing for middle market companies, which was valued at $33.8 million at December 31, 2017, and a limited liability partnership investment that invests in stressed and distressed debt instruments, which was valued at $17.8 million at December 31, 2017. There is no readily available independent market price for these limited liability partnership investments. The Company does not have access to daily valuations; therefore, the estimated fair value of these limited partnerships is based on the net asset value as a practical expedient for each limited partnership. The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains (losses), including other than temporary impairments, for the year ended December 31, 2017 were $1.6 million compared with gains of $21.7 million and losses of $3.4 million for the years ended December 31, 2016 and 2015, respectively.

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

Employees

At December 31, 2017, the Company had approximately 420 employees. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2017.

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The Company’s Insurance Operations, which consist of its United States based insurance companies and Global Indemnity Reinsurance, are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories.

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

U.S. Regulation

At December 31, 2017, the Company had six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company,

which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Indiana and Virginia completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries, excluding American Reliable, for the period ended December 31, 2012. Their final reports were issued in 2014, and there were no materially adverse findings. The insurance department for the state of Arizona completed its most recent financial examination of American Reliable for the period ending December 31, 2013. Their final report was issued in 2015, and there were no materially adverse findings. The Company has been notified by the Pennsylvania Insurance Department that the financial examination for the period ended December 31, 2017 will begin in 2018. The Company expect the examination to continue into 2019.

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

The U.S. insurance subsidiaries have strong risk capital scores. The Company’s U.S. insurance subsidiaries have acceptable results for the IRIS ratios with the exception of the following:

•	Two-year operating ratio for Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Reliable Insurance Company were outside of IRIS range due to catastrophe losses in 2016 and 2017.

•	Investment yields were lower than the IRIS range for Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company. The investment portfolios of these companies are invested in high quality short duration bonds.

•	Investment yields were higher than the IRIS range for United National Insurance Company due to dividends from affiliates

•	Change in Surplus and Adjusted Surplus ratios for United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company were outside of the IRIS range due to dividends to affiliates and catastrophe losses in 2017.

•	Asset to liability liquidity ratio for Penn-America Insurance Company was outside of the IRIS range mainly due to intercompany payables to parents and affiliates that will be settled in the 1st quarter of 2018.

•	Estimated current reserve deficiency was outside of the range for Penn-Patriot Insurance Company due to changes in the intercompany pooling agreement in 2016.

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

Based on the standards currently adopted, the U.S. insurance companies reported in their 2017 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements. The cancellation of the Quota Share arrangement between Global Indemnity Reinsurance and the U.S. Insurance Companies will increase the capital requirements of its U.S. Insurance Companies and additional capital may need to be allocated to these companies in the future. The Company will continue to manage capital levels in its U.S. Insurance Companies to ensure its capital and surplus will remain above the prescribed risk-based capital requirements. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC’s risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2017 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2018.

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

Global Indemnity Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Global Indemnity Reinsurance’s transactions.

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

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose. For 2017, Global Indemnity Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

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

Economic Balance Sheet Framework

The Economic Balance Sheet (“EBS”) framework is an accounting balance sheet approach using market consistent values for all current assets and current obligations relating to in-force business which applies to Class 3B and 4 insurers and has been in effect since the 2016 financial year end. The EBS framework is embedded as part of the Capital and Solvency Return and forms the basis for the insurer’s ECR.

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

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. In addition, if at any time it fails to meet its minimum margin of solvency, Global Indemnity Reinsurance is required within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

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

Ireland

Global Indemnity Services Ltd., a direct wholly-owned subsidiary, is a company limited by shares incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Irish corporate income tax laws. Global Indemnity Services Ltd. has only trading income and is subject to corporate income tax of 12.5%.

U.A.I. (Ireland) Limited, U.A.I. (Ireland) II Unlimited Company, GBLI (Ireland) Limited, and Global Indemnity Group Limited, all indirect wholly-owned subsidiaries, are companies incorporated under the laws of Ireland. Each company is a resident taxpayer fully subject to Irish corporate income tax laws.

Bermuda

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Global Indemnity Reinsurance or its shareholders, or GBLI (Bermuda) Limited, or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest, or dividends paid to holders of the ordinary shares of Global Indemnity Reinsurance or GBLI (Bermuda) Limited, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Global Indemnity Reinsurance or its shareholders or GBLI (Bermuda) Limited or its shareholders will not be subject to any such tax in the future.

The Company has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Global Indemnity Reinsurance or GBLI (Bermuda) Limited or to any of its operations, shares, debentures or obligations through March 31, 2035; provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Global Indemnity Reinsurance or GBLI (Bermuda) Limited in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, the Company cannot be certain that the Company will not be subject to any Bermuda tax after March 31, 2035.

Luxembourg

U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., and Wind River (Luxembourg) S.à.r.l. (the “Luxembourg Companies”) are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg. These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. In accordance with Luxembourg regulations, the companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 27.08% and net worth tax at a rate of 0.5%. The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

The Luxembourg Companies have received advance tax confirmations (“ATCs”) from the Luxembourg Administration des Contributions Directes (the “Luxembourg tax authorities”) that the financing activities of the Luxembourg Companies do not lead to taxation in Luxembourg except for the taxation as provided in the ATCs. Based on these confirmations received, the current financing activities of the Luxembourg Companies should not lead to taxation in Luxembourg other than for such tax as provided for in the financial statements. The Luxembourg Companies have in their files transfer pricing documentation substantiating the arm’s length nature of the financing activities. It is however not guaranteed that the Luxembourg Companies cannot be subject to higher Luxembourg taxes.

Barbados

GBLI (Barbados) Limited, an indirect wholly owned subsidiary, is incorporated under the Companies Act, Cap. 308 of the Laws of Barbados. It is a duly licensed international business company under the International Business Companies Act, Cap. 77 of the Laws of Barbados and subject to a corporate income tax rate as follows:

•	2.5% on all profits and gains up to $5,000,000;

•	2% on all profits and gains exceeding $5,000,000 but not exceeding $10,000,000;

•	1.5% on all profits and gains exceeding $10,000,000 but not exceeding $15,000,000; and

•	0.25% on all profits and gains exceeding $15,000,000.

United States

The following discussion is a summary of the material U.S. federal income tax considerations relating to the Company’s operations. The Company manages its business in a manner that seeks to mitigate the risk that either

Global Indemnity or Global Indemnity Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the Internal Revenue Service (“IRS”) will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or has been engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Global Indemnity and Global Indemnity Reinsurance are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. The highest marginal federal income tax rates to take effect in 2018 are 21% for a corporation’s effectively connected income and 30% for the branch profits tax.

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

The Company’s U.S. subsidiaries are each subject to taxation in the United States at regular corporate rates. On December 22, 2017, the United States enacted the TCJA, which contains provisions that can materially affect the tax treatment of the Company’s U.S. subsidiaries. Although the TCJA reduced the U.S. corporate income tax rate to 21 percent, it also imposed a 10 percent base erosion minimum tax, or BEAT, on a U.S. corporation’s modified taxable income, which generally is the corporation’s taxable income calculated without regard to certain otherwise deductible payments made to certain foreign affiliates (including interest payments as well as gross premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance). In addition to BEAT, the TCJA limits the deductibility of interest expense and executive compensation by the Company’s U.S. subsidiaries. The Company is continuing to study the full extent of the impact of these and other provisions of the TCJA.

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

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2017 and 2016.

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

See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2017 and 2016.

Deterioration in the debt and equity markets could result in a margin call which could have a material adverse effect on the Company’s financial condition and/or results of operations.

The collateral backing the Company’s margin borrowing facility currently consist of equity securities but could also include fixed income securities in the future. Declines in financial markets could negatively impact the value of the Company’s collateral. Adverse changes in market value could result in a margin call which would require the posting of additional collateral thereby reducing liquidity. Additionally, if such a margin call is not met, the Company could be required to liquidate securities and incur realized losses or it could potentially decrease the Company’s borrowing capacity.

Borrowings under the Company’s margin borrowing facility are based upon a variable rate of interest, which could result in higher expense in the event of increases in interest rates.

As of December 31, 2017, $72.2 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon the Fed Funds Effective rate. If Fed Funds Effective rate rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facility. This could have a negative effect on the Company’s cash flow and financial condition.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure to make periodic payments related to the Subordinated Notes could adversely affect the Company.

In 2015, the Company sold $100 million aggregate principal amount of its 7.75% Subordinated Notes due in 2045. In 2017, the Company sold $130 million aggregate principal amount of its 7.875% Subordinated Notes due in 2047. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

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

The Company markets and distributes its insurance products through a group of approximately 395 professional general agencies that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by any one of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

The U.S. insurance regulatory framework has come under increased federal scrutiny and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 U.S. States and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on the Company’s business.

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

Fox Paine & Company, LLC (“Fox Paine & Company”) beneficially owns shares having approximately 83% of the Company’s total voting power. The percentage of the Company’s total voting power that Fox Paine & Company may exercise is greater than the percentage of the Company’s total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns all of the Company’s B ordinary shares, which have ten votes per share as opposed to A ordinary shares, which have one vote per share. The A ordinary shares and the B ordinary shares generally vote together as a single class on matters presented to the Company’s shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are not subject to the voting restriction contained in the Company’s articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Recent changes in U.S. tax law may increase taxes of the Company’s U.S. Subsidiaries.

On December 22, 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986. The TCJA contains provisions that can materially affect the tax treatment of the Company’s U.S. subsidiaries. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent, imposes a 10 percent base erosion minimum tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including interest payments as well as gross premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), and limits the deductibility of interest expense and executive compensation.

While the Company is continuing to study the impact of the TCJA, it is possible that the TCJA may reduce the benefits of lower effective tax rates enjoyed as a non-U.S. company, add expense and have an adverse effect on the Company’s results of operations. Further, in absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the TCJA, the Company will use what it believes are reasonable interpretations and assumptions in applying the TCJA, but it is possible that the Treasury or the IRS could issue subsequent regulations or guidance that differ from the Company’s prior interpretations and assumptions, which could materially affect the Company’s effective tax rate and cash tax position.

Interest paid by the Company’s U.S. subsidiaries to their foreign affiliates is subject to multiple tax-related risks including risks that the interest may become subject to a minimum U.S. federal income tax under BEAT, subject to a 30% U.S. withholding tax, subject to foreign income tax, and non-deductible in whole or in part for U.S. federal income tax purposes.

The TCJA has created new rules that limit the deductibility of interest for U.S. federal income tax purposes, which may cause some or all of the deduction for interest paid by the Company’s U.S. subsidiaries to be denied for U.S. federal income tax purposes. Second, to the extent interest paid is deductible by the Company’s U.S. Subsidiaries, such U.S. subsidiaries may become subject to a minimum U.S. federal income tax charge under BEAT. Third, should interest paid by the Company’s U.S. subsidiaries to their foreign affiliates become ineligible under an applicable income tax treaty between the United States and the recipient’s jurisdiction of tax residence, such interest could become subject to a 30% U.S. withholding tax. Finally, interest paid by the Company’s U.S. subsidiaries to their foreign affiliates may become subject to income tax in the recipient’s jurisdiction of tax residence, without regard to whether there is any corresponding tax deduction in the United States, potentially subjecting such interest payments to double taxation.

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

U.S. persons who hold shares in the Company may be subject to U.S. income taxation at ordinary income rates on the Company’s undistributed earnings and profits.

Controlled Foreign Corporation (“CFC”) Status: The Company’s organizational documents provide, subject to certain exceptions applicable to Fox Paine Company and its affiliates, that if the shares owned, directly, indirectly or by attribution, by any person would otherwise represent more than 9.5% of the aggregate voting power of all the Company’s shares, the voting rights attached to those shares will be reduced so that such person may not exercise and is not attributed more than 9.5% of the total voting power of the shares. These provisions were intended to reduce the likelihood that a shareholder of the Company would be a “10 % U.S. Shareholder” as defined below, and that the Company and its non-US subsidiaries are treated as CFCs in any taxable year.

Prior to the enactment of the TCJA a “10 % U.S. Shareholder” was any shareholder that is a U.S. person that owns directly, indirectly or by attribution, 10% or more of the total voting power of the Company. However, for taxable years beginning after December 31, 2017, the TCJA expands the definition of a “10 % U.S. Shareholder” to include U.S. persons that own directly, indirectly or by attribution, 10% or more of either the total voting power of the Company or total value of the stock of the Company. By expanding the definition to also reference value, the TCJA will increase the likelihood that the Company and its non-U.S. subsidiaries will be treated as CFCs in 2018 and in any subsequent taxable years.

If the Company were considered a CFC, any 10 % U.S. Shareholder may be subject to current U.S. income taxation at ordinary income tax rates on all or a portion of the Company’s undistributed earnings and profits attributable to the Company’s insurance and reinsurance income, including underwriting and investment income. Any gain realized on a sale of common shares by such shareholder may also be taxed as a dividend to the extent of the Company’s earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).

Related Person Insurance Income: If the related person insurance income (“RPII”) of any of the Company’s non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year, and U.S. persons were treated as owning 25% or more of the subsidiary’s stock, by vote or value, a U.S. person who directly or indirectly owns any common shares on the last day of such taxable year on which the 25% threshold is met would be required to include in income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year. The amount to be included in income is determined as if the RPII were distributed proportionately to U.S. shareholders on that date, regardless of whether that income is distributed. The amount of RPII to be included in income is limited by such shareholder’s share of the subsidiary’s current-year earnings and profits, and possibly reduced by the shareholder’s share of prior year deficits in earnings and profits. The amount of RPII earned by a subsidiary will depend on several factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although the Company does not believe that the 20% threshold will be met for its non-U.S. insurance subsidiaries, some of the factors that might affect that determination in any period may be beyond the Company’s control. Consequently, the Company cannot assure that it will not exceed the RPII threshold in any taxable year.

If a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% threshold was not met) and the 25% threshold is met at any time during the five-year period ending on the date of disposition, and the U.S. person owned any shares at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. The Company believes that those rules should not apply to a disposition of common shares because the Company is not itself directly engaged in the insurance business. The Company cannot assure, however, that the IRS will not successfully assert that those rules apply to a disposition of its shares.

U.S. persons who hold shares in the Company could be subject to adverse tax consequences if the Company is considered a passive foreign investment company for U.S. federal income tax purposes.

If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns shares in the Company could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. The Company does not believe that the it was a PFIC for U.S. federal income tax purposes for the taxable year ending on December 31, 2017 because the Company believes that it should be considered, through Global Indemnity Reinsurance Company, Ltd., to be engaged in the active conduct of a global insurance and reinsurance business. The Company cannot provide assurance that the Company will not be deemed to be a PFIC by the IRS.

Further, TCJA limited the exception applicable to corporations engaged in the active conduct of an insurance business by requiring that the applicable insurance liabilities of such corporation exceed 25 percent of its total assets for the exception to apply. It is unclear regarding how liability reserves are measured and taken into account for purposes of determining the applicable insurance liabilities. In addition, there are no currently effective Treasury Regulations regarding the application of the PFIC provisions to an insurance company, although proposed regulations were published in April 2015, which do not take into account the recent changes to the PFIC provisions by the TCJA. Due to ambiguities in the application of the relevant provisions of the TCJA and the PFIC provisions in general, there can be no assurance with respect to the Company’s status as a PFIC for the current or any future taxable years of the Company.

The Organization for Economic Cooperation and Development (“OECD”) and the European Union (“EU”) are considering measures that might encourage countries to change their tax laws which could have a negative impact on the Company.

The OECD has published an action plan to address base erosion and profit shifting (“BEPS”) impacting its member countries and other jurisdictions. It is possible that jurisdictions in which the Company does business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect the Company or its shareholders. In addition, the EU issued its Anti-Tax Avoidance Directive in 2016, which requires its member states to adopt specific tax reform measures by 2019. The implementation of these measures could have a negative impact on the Company.

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

U.A.I. (Ireland) Limited, U.A.I. (Ireland) II Unlimited Company, GBLI (Ireland) Limited, and Global Indemnity Group Limited are companies incorporated under the laws of Ireland. The companies are resident taxpayers fully subject to Irish corporate income tax of 12.5% on any trading income and 25.0% on any non-trading income, including interest and dividends from foreign companies. The Company believes it has, to date, managed its operations in such way that there will not be any material taxable income generated in Ireland under Irish law for these entities. However, there can be no assurance from the Irish authorities that a law may not be enacted that would impute income to U.A.I. (Ireland) Limited and U.A.I. (Ireland) II Unlimited Company in the future or retroactively arising out of the Companies’ current operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2017, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Lines’ principal executive offices and headquarters. Additional office space leased in California, Georgia, Illinois, and Texas, serve as field offices for Commercial Lines. Some of the office space in California also serves as office space for Commercial Lines’ claims operations. Office space in Hamilton, Bermuda used by Reinsurance Operations is shared with one of Global Indemnity Reinsurance’s service providers per an agreement between the two. Office space leased in Arizona, and Nebraska, is used by Personal Lines. Office space leased in Cavan, Ireland is used to support the operating needs of the Insurance and Reinsurance Operations. The leases for the properties listed are held by various Company subsidiaries. The Company believes the properties listed are suitable and adequate to meet its needs.

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

	High	Low
Fiscal Year Ended December 31, 2017:
First Quarter	$40.96	$34.00
Second Quarter	41.55	36.04
Third Quarter	42.96	37.27
Fourth Quarter	49.91	40.11
Fiscal Year Ended December 31, 2016:
First Quarter	$32.07	$27.39
Second Quarter	32.09	20.96
Third Quarter	31.77	26.55
Fourth Quarter	38.97	29.00

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of February 27, 2018, there were 4 holders of record of the Company’s B ordinary shares, all of whom are affiliates of Fox Paine & Company, LLC. The number of holders of record, including individual owners of the Company’s A ordinary shares, was 622 as of February 27, 2018. The Company believes that the actual number of beneficial owners of the Company’s A ordinary shares is much higher than the number of record holders as shares are held in “street name” by brokers and others on behalf of individual owners.

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

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Global Indemnity Limited	$100.0	$114.3	$128.2	$131.1	$172.7	$189.9
NASDAQ Insurance Index	100.0	128.8	139.8	148.8	172.1	177.6
NASDAQ Composite Index	100.0	138.3	156.8	165.8	178.3	228.6

Recent Sales of Unregistered Securities

None.

Company Purchases of Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan. During 2017, the Company purchased an aggregate 29,551 of surrendered A ordinary shares from employees for $1.2 million. All shares purchased from employees are held as treasury stock and recorded at cost until formally retired.

On December 29, 2017, Global Indemnity acquired 3,397,031 of its A ordinary shares for approximately $83.0 million in the aggregate (approximately $24.44 per share) from former investors in vehicles managed by Fox Paine & Company, LLC.

See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for additional information on the retirement of the Company’s A ordinary shares as well as a tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

On December 27, 2017, the Company announced the adoption of a dividend program with an anticipated initial dividend rate of $0.25 per share per quarter ($1.00 per share per year). Payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2017 or 2016.

The Company is a holding company and has no direct operations. The ability of Global Indemnity Limited to pay dividends is subject to Cayman Islands regulations and depends, in part, on the ability of its subsidiaries to pay dividends. Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 19 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance subsidiaries and Global Indemnity Reinsurance in 2017 and the maximum amount of distributions that they could pay as dividends in 2018.

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

For 2018, the Company believes that Global Indemnity Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, the Company anticipates using dividends from Global Indemnity Reinsurance to fund obligations of Global Indemnity. Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2017 statutory financial statements that will be filed in 2018, Global Indemnity Reinsurance could pay a dividend of up to $227.1 million in 2018 without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash. In 2017, Global Indemnity Reinsurance declared a dividend of $120.0 million to its parent, Global Indemnity. Of this amount, $100.0 million was paid to Global Indemnity in December, 2017. As of December 31, 2017, accrued dividends were $20.0 million.

Barbados resident companies are subject to a 15% withholding tax on dividends to a nonresident company or individual, with a 25% rate for dividends paid out of tax-exempt profits. Dividends paid by Barbados resident companies classified as International Business Companies (“IBCs”) to nonresidents are exempt from withholding tax. GBLI (Barbados) Limited is an IBC.

In 2017, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of EUR 1.2 million or more for a period of at least twelve months.

For a discussion of factors affecting the Company’s ability to pay dividends, see “Business — Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds” in Item 7 of Part II, and Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

(Dollars in thousands, except shares and per share data)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Gross premiums written	$516,334	$565,845	$590,233	$291,253	$290,723
Net premiums written	450,180	470,940	501,244	273,181	271,984
Net premiums earned	438,034	468,465	504,143	268,519	248,722
Net realized investment gains (losses)	1,576	21,721	(3,374)	35,860	27,412
Total revenues	485,515	534,514	538,778	333,755	319,134
Net income (loss)	(9,551)	49,868	41,469	62,856	61,690
Per share data:
Net income (loss) available to common shareholders (1)	$(9,551)	$49,868	$41,469	$62,856	$61,690
Basic	(0.55)	2.89	1.71	2.50	2.46
Diluted	(0.55)	2.84	1.69	2.48	2.45
Weighted-average number of shares outstanding
Basic	17,308,663	17,246,717	24,253,657	25,131,811	25,072,712
Diluted	17,308,663	17,547,061	24,505,851	25,331,420	25,174,015

(1)	For the year ended December 31, 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)	2017	2016	2015	2014	2013
Loss ratio (2) (3)	61.5	56.4	54.6	51.2	53.5
Expense ratio	41.9	42.0	39.9	40.8	42.5

Combined ratio (2) (3)	103.4	98.4	94.5	92.0	96.0

Net / gross premiums written	87.2	83.2	84.9	93.8	93.6

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,533,900	$1,501,819	$1,516,093	$1,498,009	$1,567,415
Reinsurance receivables, net of allowance	105,060	143,774	115,594	125,718	197,887
Total assets	2,001,669	1,972,946	1,957,294	1,930,033	1,911,779
7.75% Subordinated notes payable	96,619	96,497	96,388	—	—
7.875% Subordinated notes payable	125,864	—	—	—	—
Margin borrowing facility	72,230	66,646	75,646	174,673	100,000
Unpaid losses and loss adjustment expenses	634,664	651,042	680,047	675,472	779,466
Total shareholders’ equity	718,394	797,951	749,926	908,290	873,280
Book value per share	50.57	45.42	42.98	35.86	34.65

(1)	The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of the Company’s Commercial Lines, Personal Lines, and Reinsurance Operations.

(2)	A summary of prior accident year adjustments is summarized as follows:

•	2017 loss and combined ratios reflect a $53.9 million reduction of net losses and loss adjustment expenses

•	2016 loss and combined ratios reflect a $57.3 million reduction of net losses and loss adjustment expenses

•	2015 loss and combined ratios reflect a $34.7 million reduction of net losses and loss adjustment expenses

•	2014 loss and combined ratios reflect a $16.4 million reduction of net losses and loss adjustment expenses

•	2013 loss and combined ratios reflect a $7.9 million reduction of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	The Company’s loss and combined ratios for 2017, 2016, 2015, 2014, and 2013 include $61.1 million, $72.1 million, $45.0 million, $14.0 million, and $10.0 million, respectively, of catastrophic losses on a current accident year basis from the Insurance Operations. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On March 23, 2017, the Company issued Subordinated Notes due in 2047 in the aggregate principal amount of $130.0 million through an underwritten public offering. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on this debt issuance.

In April, 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of December 31, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

The Company was impacted by losses from Hurricanes Harvey, Irma, and Maria as well as the California wildfires during the third and fourth quarter of 2017. The Company’s current estimate of net loss is approximately $58.7 million from Hurricanes Harvey, Irma, and Maria and the California wildfires. Actual losses from these events may vary materially from the Company’s current estimate due to the inherent uncertainties resulting from several factors, including the preliminary nature of the loss data available and potential inaccuracies and inadequacies of the data provided.

Effective September 16, 2017, David J.W. Bruce, Jason B. Hurwitz, and Arik Rashkes were appointed to the Company’s Board of Directors.

On December 29, 2017, Global Indemnity acquired 3,397,031 of its A ordinary shares for approximately $83.0 million in the aggregate (approximately $24.44 per share) from former investors in vehicles managed by Fox Paine & Company, LLC. The Company paid an $11.0 million advisory fee to Fox Paine in connection with the redemption as well as other services performed. The Company sold $99.0 million of securities from its consolidated investment portfolio during December, 2017 to provide funding for the redemption and other obligations.

During the fourth quarter of 2017, Global Indemnity announced the adoption of a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates an initial dividend rate of $0.25 per share per quarter ($1.00 per share per year).

On December 21, 2017, A.M. Best affirmed the financial strength rating of “A” (Excellent) for Global Indemnity Reinsurance and its U.S. insurance subsidiaries.

On December 22, 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986. The TCJA contains provisions that can materially affect the tax treatment of the Company’s U.S. subsidiaries. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent, imposes a 10 percent base erosion minimum tax on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including interest payments as well as gross premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), and significantly limits the deductibility of interest expenses.

As a result of the enactment of the TCJA, effective January 1, 2018, premiums being ceded under the quota share arrangement may potentially be subject to a 10% BEAT tax. As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies have agreed to terminate the quota share arrangement effective January 1, 2018. Regulatory approval is still pending.

Overview

The Company operates and manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations.

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 120 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Lines operates predominantly in the excess and surplus lines marketplace. The Company manages its Commercial Lines segment via product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents.

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 275 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

The Company’s expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses considering both internal and external actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions and premium taxes that are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees & advisory fees, and salaries and benefits for company personnel whose services relate to the support of corporate activities. Interest expense is primarily comprised of amounts due on outstanding debt.

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

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates for the U.S. Insurance Operations, the Company’s actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as long-tail or short-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State, American Reliable, and Vacant Express. For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report. Each of the Company’s product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. Management is responsible for the final determination of loss reserve selections.

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

Management’s best estimate at December 31, 2017 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $634.7 million and $537.4 million, respectively, as of December 31, 2017. A breakout of the Company’s gross and net reserves, excluding the effects of the Company’s intercompany pooling arrangements and intercompany stop loss and quota share reinsurance agreements, as of December 31, 2017 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$116,222	$302,820	$419,042
Personal Lines	40,443	79,812	120,255
Reinsurance Operations	31,100	64,267	95,367

Total	$187,765	$446,899	$634,664

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$92,313	$250,636	$342,949
Personal Lines	32,792	66,384	99,176
Reinsurance Operations	31,099	64,197	95,296

Total	$156,204	$381,217	$537,421

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $323.1 million for claims occurring during the year ended December 31, 2017:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(46,850)	$(31,502)	$(16,155)	$(808)	$14,540
	-3%	(41,034)	(25,363)	(9,693)	5,977	21,648
	-2%	(38,126)	(22,294)	(6,462)	9,370	25,202
	-1%	(35,218)	(19,224)	(3,231)	12,762	28,756
	0%	(32,310)	(16,155)	—	16,155	32,310
	1%	(29,402)	(13,086)	3,231	19,548	35,864
	2%	(26,494)	(10,016)	6,462	22,940	39,418
	3%	(23,586)	(6,947)	9,693	26,333	42,972
	5%	(17,771)	(808)	16,155	33,118	50,081

The Company’s net reserves for losses and loss adjustment expenses of $537.4 million as of December 31, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2017 and 2016. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2017, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2017 and 2016, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2017, 2016, and 2015, please see Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2017.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2017.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2017, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2017 and 2016. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for the years ended December 31, 2016 and 2015 have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017	2016 (4)		2016 (4)	2015 (4)
Gross premiums written	$516,334	$565,845	(8.7%)	$565,845	$590,233	(4.1%)

Net premiums written	$450,180	$470,940	(4.4%)	$470,940	$501,244	(6.0%)

Net premiums earned	$438,034	$468,465	(6.5%)	$468,465	$504,143	(7.1%)
Other income	6,582	10,345	(36.4%)	10,345	3,400	204.3%

Total revenues	444,616	478,810	(7.1%)	478,810	507,543	(5.7%)
Losses and expenses:
Net losses and loss adjustment expenses	269,212	264,003	2.0%	264,003	275,368	(4.1%)
Acquisition costs and other underwriting expenses	183,733	196,650	(6.6%)	196,650	201,303	(2.3%)

Underwriting income (loss)	(8,329)	18,157	(145.9%)	18,157	30,872	(41.2%)
Net investment income	39,323	33,983	15.7%	33,983	34,609	(1.8%)
Net realized investment gains (losses)	1,576	21,721	(92.7%)	21,721	(3,374)	NM
Corporate and other operating expenses	(25,714)	(17,338)	48.3%	(17,338)	(24,448)	(29.1%)
Interest expense	(16,906)	(8,905)	89.8%	(8,905)	(4,913)	81.3%

Income (loss) before income taxes	(10,050)	47,618	(121.1%)	47,618	32,746	45.4%
Income tax benefit	499	2,250	(77.8%)	2,250	8,723	(74.2%)

Net income (loss)	$(9,551)	$49,868	(119.2%)	$49,868	$41,469	20.3%

Underwriting Ratios:
Loss ratio (1):	61.5%	56.4%		56.4%	54.6%
Expense ratio (2)	41.9%	42.0%		42.0%	39.9%

Combined ratio (3)	103.4%	98.4%		98.4%	94.5%

NM — not meaningful

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.
(4)	On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company. Financial results for 2016 and 2015 include United National Specialty Insurance. Company. This transaction did not have a significant impact on the Company’s ongoing business operations. Subsequent to the sale, any business previously written by United National Specialty Insurance Company is being written by other companies within the Company’s U.S. Insurance Operations.

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017	2016		2016	2015
Gross premiums written (1)
Personal Lines (3) (4)	$249,777	$302,947	(17.6%)	$302,947	$327,147	(7.4%)
Commercial Lines (4)	212,670	203,061	4.7%	203,061	213,353	(4.8%)
Reinsurance (5)	53,887	59,837	(9.9%)	59,837	49,733	20.3%

Total gross premiums written	$516,334	$565,845	(8.7%)	$565,845	$590,233	(4.1%)

Ceded premiums written
Personal Lines (4)	$39,978	$74,764	(46.5%)	$74,764	$73,990	1.0%
Commercial Lines (4)	26,222	20,105	30.4%	20,105	14,949	34.5%
Reinsurance (5)	(46)	36	(227.8%)	36	50	(28.0%)

Total ceded premiums written	$66,154	$94,905	(30.3%)	$94,905	$88,989	6.6%

Net premiums written (2)
Personal Lines (4)	$209,799	$228,183	(8.1%)	$228,183	$253,157	(9.9%)
Commercial Lines (4)	186,448	182,956	1.9%	182,956	198,404	(7.8%)
Reinsurance (5)	53,933	59,801	(9.8%)	59,801	49,683	20.4%

Total net premiums written	$450,180	$470,940	(4.4%)	$470,940	$501,244	(6.0%)

Net premiums earned
Personal Lines (4)	$215,983	$237,555	(9.1%)	$237,555	$253,948	(6.5%)
Commercial Lines (4)	178,798	189,342	(5.6%)	189,342	198,404	(4.6%)
Reinsurance (5)	43,253	41,568	4.1%	41,568	51,791	(19.7%)

Total net premiums earned	$438,034	$468,465	(6.5%)	$468,465	$504,143	(7.1%)

NM — not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($1.3) million, $35.3 million, and $55.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written decreased by 8.7% for year ended December 31, 2017 as compared to 2016. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($1.3) million and $35.3 million for the years ended December 31, 2017 and 2016, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 2.4% for the year ended December 31, 2017 as compared to 2016. The decline is mainly due to the discontinuance of one unprofitable program within the Company’s Commercial Lines, underwriting actions taken within the Company’s Personal Lines to improve profitability, and a reduction in premiums written within the Company’s Reinsurance Operations related to cancellation of a treaty. This decline was partially offset by an increase in gross premiums written within the Company’s Commercial Lines due to the introduction of a new program as well as increased production as a result of providing additional commission incentives for increased business.

Gross premiums written decreased by 4.1% for year ended December 31, 2016 as compared to 2015. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of $35.3 million and $55.8 million for the years ended December 31, 2016 and 2015, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written decreased by 0.7% for the year ended December 31, 2016 as compared to 2015. The decline is mainly due to targeted reductions in catastrophe exposed business within the Company’s U.S. Insurance Operations offset by an increase in gross premiums written within the Company’s Reinsurance Operations due to a new mortgage insurance treaty written in the fourth quarter of 2016. This new mortgage insurance treaty contributed $22.4 million to gross premiums written in 2016 and is expected to earn over an eight year period.

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,		Change	Years Ended December 31,		Change
(Dollars in thousands)	2017	2016		2016	2015
Personal Lines (1)	83.5%	85.3%	(1.8%)	85.3%	93.3%	(8.0%)
Commercial Lines	87.7%	90.1%	(2.4%)	90.1%	93.0%	(2.9%)
Reinsurance	100.1%	99.9%	0.2%	99.9%	99.9%	0.0%

Total (1)	87.0%	88.8%	(1.8%)	88.8%	93.8%	(5.0%)

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($1.3) million and $35.3 million during the years ended December 31, 2017 and 2016, respectively.

The net premium retention for the year ended December 31, 2017 decreased by 1.7 points for Personal Lines and decreased by 2.4 points for Commercial Lines as compared to 2016 primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Please see the Liquidity and Capital Resource section below for additional information on the Property Catastrophe Quota Share.

The net premium retention for the Personal Lines segment for the year ended December 31, 2016 decreased by 8.0 points compared to the same period in 2015. The reduction in the Personal Lines’ retention rate for the year ended December 31, 2016 was primarily due to an increase in catastrophe reinsurance as well as the quota share arrangement that was put in place during the second quarter of 2016.

Net Premiums earned

Net premiums earned within the Personal Lines segment decreased by 9.1% for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to a decline in gross premiums written as well as the ceding of additional premiums under the property catastrophe treaties. Property net premiums earned were $183.5 million and $203.1 million for the years ended December 31, 2017 and 2016, respectively. Casualty net premiums earned were $32.5 million and $34.4 million for the years ended December 31, 2017 and 2016, respectively.

Net premiums earned within the Personal Lines segment decreased by 6.5% for the year ended December 31, 2016 as compared to the same period in 2015. This decline was due to the purchase of additional catastrophe reinsurance. In addition, net premiums earned also decreased due to incurring a reinstatement premium of

$7.1 million in connection with wildfires that occurred in Tennessee during the 4th quarter of 2016 . These wildfires resulted in the Company incurring $25.0 million in net losses in 2016. Property net premiums earned were $203.1 million and $223.6 million for the years ended December 31, 2016 and 2015, respectively. Casualty net premiums earned were $34.4 million and $30.3 million for the years ended December 31, 2016 and 2015, respectively.

Net premiums earned within the Commercial Lines segment decreased by 5.6% for the year ended December 31, 2017 as compared to the same period in 2016. The decline in net premiums earned was primarily due to the Company discontinuing one of its programs within the Commercial Lines as well as the Company ceding additional premiums under the new Property Catastrophe Quota Share Treaty which was effective April 15, 2017. This decline was partially offset by an increase in gross premiums due to the introduction of a new program. Property net premiums earned were $90.0 million and $102.4 million for the years ended December 31, 2017 and 2016, respectively. Casualty net premiums earned were $88.8 million and $87.0 million for the years ended December 31, 2017 and 2016, respectively.

Net premiums earned within the Commercial Lines segment decreased by 4.6% for the year ended December 31, 2016 as compared to the same period in 2015. The decline in net premiums earned was primarily due to decreasing the Company’s property retention, the purchase of additional property excess of loss reinsurance, and a slight reduction in gross premiums written. Property net premiums earned were $102.4 million and $112.6 million for the years ended December 31, 2016 and 2015, respectively. Casualty net premiums earned were $87.0 million and $85.8 million for the years ended December 31, 2016 and 2015, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 4.1% for the year ended December 31, 2017 as compared to the same period in 2016. This increase was primarily due to a new mortgage treaty written in the fourth quarter of 2016 which is expected to earn out over an eight year period. This new mortgage insurance treaty will not be renewed. Property net premiums earned were $38.4 million and $37.6 million for the years ended December 31, 2017 and 2016, respectively. Casualty net premiums earned were $4.8 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively.

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

Underwriting Results

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017 (3)	2016 (3)		2016 (3)	2015 (3)
Gross premiums written (1)	$249,777	$302,947	(17.6%)	$302,947	$327,147	(7.4%)

Net premiums written	$209,799	$228,183	(8.1%)	$228,183	$253,157	(9.9%)

Net premiums earned	$215,983	$237,555	(9.1%)	$237,555	$253,948	(6.5%)
Other income	6,288	3,712	69.4%	3,712	3,493	6.3%

Total revenues	222,271	241,267	(7.9%)	241,267	257,441	(6.3%)
Losses and expenses:
Net losses and loss adjustment expenses	165,798	174,528	(5.0%)	174,528	163,045	7.0%
Acquisition costs and other underwriting expenses (2)	93,113	99,109	(6.0%)	99,109	97,687	1.5%

Underwriting income (loss)	$(36,640)	$(32,370)	(13.2%)	$(32,370)	$(3,291)	NM

	Years Ended December 31,		Point Change	Years Ended December 31,		Point Change
	2017 (3)	2016 (3)		2016 (3)	2015 (3)
Underwriting Ratios:
Loss ratio:
Current accident year	79.8%	73.5%	6.3	73.5%	64.4%	9.1
Prior accident year	(3.1%)	0.0%	(3.1)	0.0%	(0.2%)	0.2

Calendar year loss ratio	76.7%	73.5%	3.2	73.5%	64.2%	9.3
Expense ratio	43.1%	41.7%	1.4	41.7%	38.5%	3.2

Combined ratio	119.8%	115.2%	4.6	115.2%	102.7%	12.5

NM — not meaningful

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($1.3) million, $35.3 million, and $55.8 during the years ended December 31, 2017, 2016, and 2015, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $0.9 million, $0.9 million, and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
(3)	Includes business ceded to the Company’s Reinsurance Operations.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2017.

Other Income

Other income was $6.3 million, $3.7 million and $3.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Other income is primarily comprised of fee income on installments, commission income, and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The increase in other income is primarily the result of the Company increasing its estimate of unpaid losses and loss adjustment expenses that would be indemnified by $19.4 million and $1.5 million during 2017 and 2016, respectively.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017	2016		2016	2015
Property losses
Catastrophe	$51,015	$58,590	(12.9%)	$58,590	$33,961	72.5%
Non-catastrophe	98,676	91,521	7.8%	91,521	110,225	(17.0%)

Property losses	149,691	150,111	(0.3%)	150,111	144,186	4.1%
Casualty losses	22,711	24,398	(6.9%)	24,398	19,285	26.5%

Total accident year losses	$172,402	$174,509	(1.2%)	$174,509	$163,471	6.8%

	Years Ended December 31,		Point Change	Years Ended December 31,		Point Change
	2017	2016		2016	2015
Current accident year loss ratio:
Property
Catastrophe	27.8%	28.8%	(1.0)	28.8%	15.2%	13.6
Non-catastrophe	53.8%	45.1%	8.7	45.1%	49.3%	(4.2)

Property loss ratio	81.6%	73.9%	7.7	73.9%	64.5%	9.4
Casualty loss ratio	69.8%	70.9%	(1.1)	70.9%	63.6%	7.3

Total accident year loss ratio	79.8%	73.5%	6.3	73.5%	64.4%	9.1

The current accident year catastrophe loss ratio for 2017 improved by 1.0 point compared to 2016. 2016 included net losses from the Tennessee wildfires as well as some smaller catastrophes. 2017 included catastrophe losses from hurricanes Harvey, Irma, and Maria as well as losses from the California wildfires. The current accident year catastrophe loss ratio for 2016 increased by 13.6 points compared to 2015 primarily due to the higher catastrophe losses experienced during the fourth accident quarter of 2016, particularly from the Tennessee Wildfires.

The current accident year non-catastrophe loss ratio for 2017 increased by 8.7 point compared to 2016 mainly due to higher claims frequency and severity compared to last year. The current accident year non-catastrophe loss ratio for 2016 improved by 4.2 point compared to 2015 mainly due to lower case incurred emergence resulting from a decrease in reported claim frequency.

The current accident year casualty loss ratio for 2017 improved by 1.1 points compared to 2016 driven primarily by lower reported claims frequency as compared to the same period last year. The current accident year casualty loss ratio for 2016 increased by 7.3 points compared to 2015 mainly due to an increase in claims severity compared to the previous year.

The calendar year loss ratio for the years ended December 31, 2017, 2016, and 2015 includes a decrease of $6.6 million, or 3.1 percentage points, an increase of $0.02 million, or less than 0.1 percentage points, and a decrease of $0.4 million, or 0.2 percentage points, respectively, related to reserve development on prior accident years. There were no changes to net prior accident year losses during the year ended December 31, 2015. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

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

	Years Ended December 31,
	2017		2016		2015
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$98,676	53.8%	$91,521	45.1%	$110,225	49.3%
Effect of prior accident year	(3,933)	(2.1%)	39	—	(314)	(0.1%)

Non catastrophe property losses and ratio (2)	$94,743	51.6%	$91,560	45.1%	$109,911	49.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$51,015	27.8%	$58,590	28.8%	$33,961	15.2%
Effect of prior accident year	(2,188)	(1.2%)	(20)	—	(112)	(0.1%)

Catastrophe losses and ratio (2)	$48,827	26.6%	$58,570	28.8%	$33,849	15.1%

Total property losses and ratio excluding the effect of prior accident year (1)	$149,691	81.6%	$150,111	73.9%	$144,186	64.5%
Effect of prior accident year	(6,121)	(3.3%)	19	—	(426)	(0.2%)

Total property losses and ratio (2)	$143,570	78.3%	$150,130	73.9%	$143,760	64.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$22,711	69.8%	$24,398	70.9%	$19,285	63.6%
Effect of prior accident year	(483)	(1.5%)	—	—	—	—

Total Casualty losses and ratio (2)	$22,228	68.4%	$24,398	70.9%	$19,285	63.6%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$172,402	79.8%	$174,509	73.5%	$163,471	64.4%
Effect of prior accident year	(6,604)	(3.1%)	19	—	(426)	(0.2%)

Total net losses and loss adjustment expense and total loss ratio (2)	$165,798	76.7%	$174,528	73.5%	$163,045	64.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Expense Ratios

The expense ratio increased 1.4 points from 41.7% for 2016 to 43.1% for 2017 mainly due to a reduction in Personal Lines’ net premiums earned in 2017 as compared to 2016; as a result of underwriting actions taken to improve profitability.

The expense ratio increased 3.2 points from 38.5% for 2015 to 41.7% for 2016 primarily due to the reduction in earned premiums in 2016 as a result of the quota share arrangement and the purchase of additional reinsurance.

The increase in the expense ratio was also due to the 2015 expense ratio benefitting from accounting adjustments related to the purchase of American Reliable.

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017 (2)	2016 (2)		2016 (2)	2015 (2)
Gross premiums written	$212,670	$203,061	4.7%	$203,061	$213,353	(4.8%)

Net premiums written	$186,448	$182,956	1.9%	$182,956	$198,404	(7.8%)

Net premiums earned	$178,798	$189,342	(5.6%)	$189,342	$198,404	(4.6%)
Other income	78	6,857	(98.9%)	6,857	—	NM

Total revenues	178,876	196,199	(8.8%)	196,199	198,404	(1.1%)
Losses and expenses:
Net losses and loss adjustment expenses	62,834	75,401	(16.7%)	75,401	98,471	(23.4%)
Acquisition costs and other underwriting expenses (1)	75,990	81,477	(6.7%)	81,477	84,623	(3.7%)

Underwriting income (loss)	$40,052	$39,321	1.9%	$39,321	$15,310	156.8%

	Years Ended December 31,		Point Change	Years Ended December 31,		Point Change
	2017 (2)	2016 (2)		2016 (2)	2015 (2)
Underwriting Ratios:
Loss ratio:
Current accident year	57.2%	63.0%	(5.8)	63.0%	62.3%	0.7
Prior accident year	(22.0%)	(23.1%)	1.1	(23.1%)	(12.7%)	(10.4)

Calendar year loss ratio	35.2%	39.9%	(4.7)	39.9%	49.6%	(9.7)
Expense ratio	42.5%	43.0%	(0.5)	43.0%	42.7%	0.3

Combined ratio	77.7%	82.9%	(5.2)	82.9%	92.3%	(9.4)

NM — not meaningful

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $0.7 million, $0.8 million, and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.1 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively. There was no other income in 2015. For the years ended December 31, 2017, other income is primarily comprised of fee income. For the year ended December 31, 2016, other income is comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Specialty Insurance Company.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017	2016		2016	2015
Property losses
Catastrophe	$10,081	$13,550	(25.6%)	$13,550	$11,037	22.8%
Non-catastrophe	35,879	49,812	(28.0%)	49,812	53,865	(7.5%)

Property losses	45,960	63,362	(27.5%)	63,362	64,902	(2.4%)
Casualty losses	56,229	55,842	0.7%	55,842	58,771	(5.0%)

Total accident year losses	$102,189	$119,204	(14.3%)	$119,204	$123,673	(3.6%)

	Years Ended December 31,		Point Change	Years Ended December 31,		Point Change
	2017	2016		2016	2015
Current accident year loss ratio:
Property
Catastrophe	11.2%	13.2%	(2.0)	13.2%	9.8%	3.4
Non-catastrophe	39.8%	48.7%	(8.9)	48.7%	47.9%	0.8

Property loss ratio	51.0%	61.9%	(10.9)	61.9%	57.7%	4.2
Casualty loss ratio	63.4%	64.2%	(0.8)	64.2%	68.5%	(4.3)

Total accident year loss ratio	57.2%	63.0%	(5.8)	63.0%	62.3%	0.7

The current accident year catastrophe loss ratio for 2017 improved by 2.0 points compared to 2016 primarily due to lower claims severity in 2017. The current accident year catastrophe loss ratio for 2016 increased by 3.4 points compared to 2015 primarily due to losses from convective storms occurring during the first six months of the year.

The current accident year property non-catastrophe loss ratio for 2017 improved by 8.9 points compared to 2016 primarily due to Property Brokerage having several large losses in 2016. The current accident year property non-catastrophe loss ratio for 2016 increased by 0.8 points compared to 2015.

The current accident year casualty loss ratio for 2017 improved by 0.8 points compared to 2016 driven primarily by lower reported claims frequency as compared to the same period last year. The current accident year casualty loss ratio for 2016 improved by 4.3 points compared to 2015 mainly due to the decrease in reported claim frequency which reflects the milder winter weather experienced during 2016. Also, underwriting actions and rate increases over the past several years have contributed to the improvement experienced to date.

The calendar year loss ratio for the years ended December 31, 2017, 2016, and 2015 includes a decrease of $39.4 million, or 22.0 percentage points, a decrease of $43.8 million or 23.1 percentage points, and a decrease of $25.2 million or 12.7 percentage points, respectively, related to reserve development on prior accident years. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

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

	Years Ended December 31,
	2017		2016		2015
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$35,879	39.8%	$49,812	48.7%	$53,865	47.9%
Effect of prior accident year	(4,903)	(5.4%)	926	0.9%	(887)	(0.8%)

Non catastrophe property losses and ratio (2)	$30,976	34.4%	$50,738	49.6%	$52,978	47.1%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$10,081	11.2%	$13,550	13.2%	$11,037	9.8%
Effect of prior accident year	(1,351)	(1.5%)	(482)	(0.5%)	361	0.3%

Catastrophe losses and ratio (2)	$8,730	9.7%	$13,068	12.7%	$11,398	10.1%

Total property losses and ratio excluding the effect of prior accident year (1)	$45,960	51.0%	$63,362	61.9%	$64,902	57.7%
Effect of prior accident year	(6,255)	(6.9%)	444	0.4%	(526)	(0.5%)

Total property losses and ratio (2)	$39,705	44.1%	$63,806	62.3%	$64,376	57.2%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$56,229	63.4%	$55,842	64.2%	$58,771	68.5%
Effect of prior accident year	(33,100)	(37.3%)	(44,247)	(50.9%)	(24,676)	(28.7%)

Total Casualty losses and ratio (2)	$23,129	26.1%	$11,595	13.3%	$34,095	39.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$102,189	57.2%	$119,204	63.0%	$123,673	62.3%
Effect of prior accident year	(39,355)	(22.0%)	(43,803)	(23.1%)	(25,202)	(12.7%)

Total net losses and loss adjustment expense and total loss ratio (2)	$62,834	35.2%	$75,401	39.9%	$98,471	49.6%

(3)	Non-GAAP measure / ratio
(4)	Most directly comparable GAAP measure / ratio

Expense Ratios

The expense ratio improved 0.5 points from 43.0% for 2016 to 42.5% for 2017.

The expense ratio increased 0.3 points from 42.7% for 2015 to 43.0% for 2016.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017 (1)	2016 (1)		2016 (1)	2015 (1)
Gross premiums written	$53,887	$59,837	(9.9%)	$59,837	$49,733	20.3%

Net premiums written	$53,933	$59,801	(9.8%)	$59,801	$49,683	20.4%

Net premiums earned	$43,253	$41,568	4.1%	$41,568	$51,791	(19.7%)
Other income (loss)	216	(224)	(196.4%)	(224)	(93)	140.9%

Total revenues	43,469	41,344	5.1%	41,344	51,698	(20.0%)
Losses and expenses:
Net losses and loss adjustment expenses	40,580	14,074	188.3%	14,074	13,852	1.6%
Acquisition costs and other underwriting expenses	14,630	16,064	(8.9%)	16,064	18,993	(15.4%)

Underwriting income (loss)	$(11,741)	$11,206	(204.8%)	$11,206	$18,853	(40.6%)

	Years Ended December 31,		Point Change	Years Ended December 31,		Point Change
	2017 (1)	2016 (1)		2016 (1)	2015 (1)
Underwriting Ratios:
Loss ratio:
Current accident year (2)	112.2%	66.3%	45.9	66.3%	44.3%	22.0
Prior accident year	(18.4%)	(32.4%)	14.0	(32.4%)	(17.5%)	(14.9)

Calendar year loss ratio (3)	93.8%	33.9%	59.9	33.9%	26.8%	7.1
Expense ratio	33.8%	38.6%	(4.8)	38.6%	36.7%	1.9

Combined ratio	127.6%	72.5%	55.1	72.5%	63.5%	9.0

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income (Loss)

Reinsurance Operations recognized other income of $0.2 million in 2017, a loss of $0.2 million in 2016, and a loss of $0.1 million in 2015. Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2017 increased by 45.9 points compared to 2016. The increase in the loss ratio was mainly attributable to the higher impact from catastrophes, primarily hurricanes Harvey, Irma, and Maria as well as the California wildfires, as compared to the same period last year. The current accident year loss ratio for 2016 increased by 22.0 points compared to 2015 primarily in the property lines for both catastrophe and non-catastrophe contracts. The higher catastrophe losses were being driven by the Fort McMurray fires in Canada, Hurricane Matthew, and the New Zealand earthquake. The higher non-catastrophe experience reflects the impact of the Jubilee platform breakdown in Africa.

The calendar year loss ratio for the years ended December 31, 2017, 2016, and 2015 includes a decrease of $7.9 million, or 18.4 percentage points, a decrease of $13.5 million or 32.4 percentage points, and a decrease of $9.1 million or 17.5 percentage points, respectively, related to reserve development on prior accident years. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio improved 4.8 points from 38.6% for 2016 to 33.8% for 2017. The improvement in the expense ratio is primarily due to receiving a federal excise tax refund related to prior years as well as lower contingent commission.

The expense ratio increased 1.9 points from 36.7% for 2015 to 38.6% for 2016. The increase is primarily due to higher ceding commission on business written as well as improvements in prior year losses resulting in higher contingent commission partially offset by a reduction in profit sharing commissions and a recovery of prior year cascading excise tax.

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

The Insurance Obligations Portfolio has a market value of $845.2 million. Of this amount, $845.2 million are fixed income securities with a credit quality of AA- and duration of 3.1 years. The Surplus Portfolio has a market value of $690.2 million. Of this amount, $425.7 million are fixed income securities with a credit quality of A- and duration of 3.5 years.

Since the Company began managing its investments as two portfolios during the 2nd quarter of 2017, year to date performance metrics are an approximation. The Insurance Obligations Portfolio returned 2.2% for the year ended December 31, 2017 with net investment income of $18.7 million and realized gains of $0.8 million. The Surplus Portfolio returned 4.7% for the year ended December 31, 2017 with net investment income of $20.6 million and realized gains of $0.9 million.

Net Investment Income

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
(Dollars in thousands)	2017	2016		2016	2015
Gross investment income (1)	$42,250	$39,151	7.9%	$39,151	$37,918	3.3%
Investment expenses	(2,927)	(5,168)	(43.4%)	(5,168)	(3,309)	56.2%

Net investment income	$39,323	$33,983	15.7%	$33,983	$34,609	(1.8%)

(1)	Excludes realized gains and losses

Gross investment income for 2017 increased by 7.9% compared to 2016. The increase was primarily due to an increase in yield and a larger fixed maturities portfolio resulting from $130.0 million in borrowings offset by a reduction in the investment portfolio of $83.0 million for the redemption in December, 2017. Gross investment income for 2016 increased by 3.3% compared to 2015. The increase was primarily due to the increase in income related to the Company’s limited liability investments during 2016 partially offset by a reduction in the size of the investment portfolio due to redeeming $190.0 million of A ordinary shares during the fourth quarter of 2015.

Investment expenses for 2017 decreased by 43.4% compared to 2016. Investment expenses for 2016 increased by 56.2% compared to 2015. The increase in investment expense in 2016 and subsequent decrease in 2017 is mainly attributable to $1.5 million in upfront fees paid in 2016 to enter into a new investment in middle market corporate debt and equity investments in limited liability companies.

At December 31, 2017, the Company held agency mortgage-backed securities with a market value of $81.2 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.2 years as of December 31, 2017, compared with 1.9 years as of December 31, 2016. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.0 years as of December 31, 2017 compared with 1.8 years as of December 31, 2016. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2017, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.7% compared with 2.1% at December 31, 2016. The embedded book yield on the $95.1 million of municipal bonds in the Company’s portfolio, which includes $93.5 million of taxable municipal bonds, was 3.0% at December 31, 2017, compared to an embedded book yield of 2.7% on the Company’s municipal bond portfolio of $156.4 million at December 31, 2016.

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

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Common stock	$3,547	$27,049	$9,444
Fixed maturities	710	2,515	1,505
Interest rate swap	(75)	(1,110)	(6,988)
Other than temporary impairment losses	(2,606)	(6,733)	(7,335)

Net realized investment gains (losses)	$1,576	$21,721	$(3,374)

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2017, 2016, and 2015.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $25.7 million, $17.3 million, and $24.4 million during the years ended December 31, 2017, 2016, and 2015, respectively. The increase in 2017 as compared to 2016 is primarily due to incurring a $11.0 million advisory fee related to the redemption and other services performed, whereas, 2016 included cost incurred in connection with the re-domestication in 2016 of $4.2 million. The decrease in 2016 as compared to 2015 is primarily due to 2015 including costs incurred in connection with the American Reliable acquisition of $8.3 million; whereas, 2016 included costs incurred in connection with the redomestication of $4.2 million.

Interest Expense

Interest expense was $16.9 million, $8.9 million, and $4.9 million during the years ended December 31, 2017, 2016, and 2015, respectively. The increase in 2017 as compared to 2016 is primarily due to the Company’s $130 million debt offering in March, 2017. The increase in 2016 as compared to 2015 is primarily due to the Company’s $100 million debt offering in August 2015 offset by a reduction in interest expense on margin borrowing facility due to decreased borrowings.

See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/Expense

The income tax benefit was $0.5 million for the year ended December 31, 2017 compared with income tax benefit of $2.3 million for the year ended December 31, 2016. The decrease in the income tax benefit is primarily due to incurring a provisional tax expense of $17.5 million related to the reduction in the deferred tax asset as a result of the TCJA enacted on December 22, 2017 which lowered the U.S. tax rate from 35% to 21% offset by a $18.4 million tax benefit primarily due to an increase in losses incurred in the Company’s U.S. operations for 2017 compared to 2016. The income tax benefit was $2.3 million for the year ended December 31, 2016 compared with income tax benefit of $8.7 million for the year ended December 31, 2015. The decrease in income tax benefit is primarily due to capital gains and the gain on the sale of United National Specialty Insurance Company during the year ended December 31, 2016.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $9.6 million, net income of $49.9 million, and net income of $41.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

On March 23, 2017, the Company issued 7.875% Subordinated Notes due in 2047 in the aggregate principal amount of $130.0 million through an underwritten public offering. See Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on this debt issuance.

On December 29, 2017, Global Indemnity acquired 3,397,031 of its A ordinary shares for approximately $83.0 million in the aggregate (approximately $24.44 per share) from former investors in vehicles managed by Fox Paine & Company, LLC. The Company sold $99.0 million of securities from its consolidated investment portfolio during December, 2017 to provide funding for the redemption and other obligations.

During the fourth quarter of 2017, Global Indemnity announced the adoption of a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates an initial dividend rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2017, there are currently 14,206,742 shares issued and outstanding.

As of December 31, 2017, the Company also had future funding commitments of $57.7 million related to investments. The timing of commitments related to investments is uncertain.

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

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2017 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2018.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2017 statutory financial statements that will be filed in 2018, the Company believes Global Indemnity Reinsurance could pay a dividend of up to $227.1 million without requesting BMA approval. For 2018, the Company believes that Global

Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. In 2017, Global Indemnity Reinsurance declared a dividend of $120.0 million to its parent, Global Indemnity. Of this amount, $100.0 million was paid to Global Indemnity in December, 2017. As of December 31, 2017, accrued dividends were $20.0 million.

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

Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the new dividend policy, funds may also be used in the future to pay dividends to shareholders of Global Indemnity Limited.

The Company’s reconciliation of net income to cash provided from (used for) operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;

•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities in 2017, 2016, and 2015 was ($23.7) million, ($24.4) million and $3.8 million, respectively.

In 2017, the increase in operating cash flows of approximately $0.7 million from the prior year was primarily a net result of the following items:

	2017	2016	Change
Net premiums collected	$422,075	$480,799	$(58,724)
Net losses paid	(266,238)	(321,188)	54,950
Underwriting and corporate expenses	(202,055)	(217,845)	15,790
Net investment income	37,186	37,915	(729)
Net federal income taxes recovered (paid)	(114)	4,694	(4,808)
Interest paid	(14,504)	(8,771)	(5,733)

Net cash provided by (used for) operating activities	$(23,650)	$(24,396)	$746

In 2016, the decrease in operating cash flows of approximately $28.1 million from the prior year was primarily a net result of the following items:

	2016	2015	Change
Net premiums collected	$480,799	$527,123	$(46,324)
Net losses paid	(321,188)	(336,316)	15,128
Underwriting and corporate expenses	(217,845)	(229,738)	11,893
Net investment income	37,915	46,709	(8,794)
Net federal income taxes recovered (paid)	4,694	(102)	4,796
Interest paid	(8,771)	(3,926)	(4,845)

Net cash provided by (used for) operating activities	$(24,396)	$3,750	$(28,146)

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 3.23 years which allows the Company to defensively position itself during the current low interest rate environment.

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

On December 29, 2017, Global Indemnity acquired 3,397,031 of its A ordinary shares for approximately $83.0 million in the aggregate (approximately $24.44 per share) from former investors in vehicles managed by Fox Paine & Company, LLC. The Company sold $99.0 million of securities from its consolidated investment portfolio during December, 2017 to provide funding for the redemption and other obligations.

During the fourth quarter of 2017, Global Indemnity announced the adoption of a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates an initial dividend rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2017, there are currently 14,206,742 shares issued and outstanding.

On March 23, 2017, the Company issued 7.875% Subordinated Notes due in 2047 in the aggregate principal amount of $130.0 million through an underwritten public offering. See Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on this debt issuance.

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

During 2015, the Company’s U.S. insurance companies participated in quota share reinsurance agreements with Global Indemnity Reinsurance whereby 50% of the net retained business of the U.S. insurance companies was ceded to Global Indemnity Reinsurance. Effective January 1, 2016, the cession percentage was lowered to 40% from 50%. These agreements exclude named storms. As a result of the enactment of the TCJA, effective January 1, 2018, premiums being ceded under the quota share arrangement may potentially be subject to a 10% BEAT tax. As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies have agreed to terminate the quota share arrangement effective January 1, 2018. Regulatory approval is still pending.

Global Indemnity Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premiums that are ceded to Global Indemnity Reinsurance by the U.S. insurance companies must be collateralized. To satisfy this requirement, Global Indemnity Reinsurance has set up custodial trust accounts on behalf of the U.S. insurance companies.

Global Indemnity Reinsurance also has established trust accounts to collateralize exposure it has to certain third party ceding companies. The Company invests the funds in securities that have durations that closely match the expected duration of the liabilities assumed. The Company believes that Global Indemnity Reinsurance will have sufficient liquidity to pay claims prospectively.

Global Indemnity’s U.S. insurance companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies.

Capital Resources

As a result of the changes in the worldwide tax environment, several of the intercompany financing structures are expected to be restructured.

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à.r.l. loaned $6.0 million to United America Indemnity, Ltd. The loan was used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. Due to the liquidation of United America Indemnity, Ltd. in 2016, this loan was assumed by Global Indemnity Limited. At December 31, 2017, there was $1.0 million outstanding on this loan with accrued interest of $1.9 million. Global Indemnity Limited is dependent on its subsidiaries to pay its dividends and operating expenses.

In February, 2010, the line of credit between Global Indemnity Reinsurance and United America Indemnity, Limited was converted to a non-interest bearing note payable for the full amount of principal and accrued interest to date totaling $53.0 million. In May, 2014, United America Indemnity, Ltd. repaid $20 million of the outstanding balance due under this note. In November, 2016, this note was assumed by Global Indemnity Limited. As of December 31, 2017, there was $33.0 million outstanding on the note payable.

U.A.I. (Luxembourg) Investment S.à.r.l. holds two promissory notes in the amounts of $175.0 million and $110.0 million and three loans in the amount of $125.0 million, $100.0 million, and $120.0 million from Global Indemnity Group, Inc. The $175.0 million and $110.0 million notes bear interest at a rate of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $125.0 million, $100.0 million, and $120.0 million loans bears interest at 5.78%, 8.06%, and 8.15%, respectively, and matures in 2024, 2045, and 2047, respectively. Interest on these agreements is paid annually. At December 31, 2017, accrued interest on these notes and loans was $19.6 million. Other than its investment portfolio, Global Indemnity Group, Inc. has no income producing operations. The ability of Global Indemnity Group, Inc. to generate cash to repay the notes and loan is dependent on dividends that it receives from its subsidiaries or using other assets it holds.

In November, 2011, U.A.I. (Luxembourg) Investment S.à.r.l. issued a $100.0 million demand line of credit to Global Indemnity (Cayman) Ltd. which bears interest at 1.2%. The proceeds of the line were loaned from Global Indemnity (Cayman) Ltd. to Global Indemnity plc, bearing interest at 1.2%, to fund purchases of the Company’s A ordinary shares as part of the $100.0 million share repurchase program announced in September, 2011. In August, 2012, the demand line of credit was increased to $125.0 million to fund additional purchases under the Company’s $25.0 million share repurchase authorization. In September, 2015, U.A.I. (Luxembourg) Investment S.à.r.l. increased the demand line of credit that it previously issued to Global Indemnity (Cayman) Limited from $125.0 million to $225.0 million. In 2016, the amounts owed by Global Indemnity plc were assigned to Global Indemnity Limited. On May 5, 2017, Global Indemnity (Cayman) Limited was merged into Global Indemnity Limited. As a result, the loan between Global Indemnity (Cayman) Limited and Global Indemnity Limited was expunged and Global Indemnity Limited assumed the loan payable to U.A.I. (Luxembourg) Investment S.à.r.l. As of December 31, 2017, Global Indemnity Limited had $181.5 million outstanding on the line of credit with U.A.I. (Luxembourg) Investment S.à.r.l., with accrued interest of $9.1 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Global Indemnity Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%. The proceeds of the loan were used to fund trust accounts in the normal course of business. Effective October 31, 2013, American Insurance Service, Inc. (“AIS”) assigned all of its rights, obligations, duties, and liabilities under the note to Global Indemnity Group, Inc. As of December 31, 2017, there was $5.0 million outstanding on the note payable, with accrued interest of $0.2 million payable to AIS and $1.3 million payable to Global Indemnity Group, Inc.

As of December 31, 2017, the Company had available a margin borrowing facility. At December 31, 2017, the borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 1.6%. At December 31, 2016, the borrowing rate for this facility was tied to LIBOR and was approximately 1.6%. This facility is due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2017, approximately $88.0 million in securities were deposited as collateral to support borrowings. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facility was $72.2 million and $66.6 million as of December 31, 2017 and 2016, respectively.

On May 12, 2014, Global Indemnity Group, Inc. entered into an agreement to loan $200 million to Global Indemnity (Cayman) Limited. In December, 2014, Global Indemnity (Cayman) Limited repaid $125.0 million of the outstanding principal. On May 5, 2017, Global Indemnity (Cayman) Limited was merged into Global Indemnity Limited. In 2017, this note was refinanced at the Applicable Federal Rate of 1.11%. As of December 31, 2017, Global Indemnity Limited owed $75.0 million under this loan agreement with accrued interest of $1.4 million.

The Company entered into two $100 million derivative instruments. Due to fluctuations in interest rates, the Company received $1.5 million and paid $1.0 million in connection with these derivative instruments for the years ended December 31, 2017 and 2016, respectively.

During the first quarter of 2017, Global Indemnity made a capital contribution in the amount of $96.0 million to its subsidiary, Global Indemnity (Gibraltar) Limited. Through a series of additional capital contributions and repayment of certain intercompany balances, U.A.I. (Luxembourg) IV S.à.r.l. was the ultimate recipient of this capital contribution in the amount of $93.5 million.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations. As of December 31, 2017, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$5,466	$3,147	$2,319	$—	$—
Commitments to fund limited liability investments (2)	57,714	57,714	—	—	—
Subordinated notes due 2045 (3)	315,063	7,750	15,500	15,500	276,313
Subordinated notes due 2047 (4)	432,006	10,238	20,475	20,475	380,818
Unpaid losses and loss adjustment expenses obligations (5)	634,664	281,791	219,593	74,256	59,024

Total	$1,444,913	$360,640	$257,887	$110,231	$716,155

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)	Represents future funding commitment of the Company’s participation in three separate limited partnership investments. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on these commitments.
(3)	Represents the Subordinated Notes due in 2045 in the aggregate principal amount of $100.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.75% payable quarterly. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the 2045 Subordinated Notes.
(4)	Represents the Subordinated Notes due in 2047 in the aggregate principal amount of $130.0 million through an underwritten public offering. The notes bear interest at an annual rate equal to 7.875% payable quarterly. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the 2047 Subordinated Notes.
(5)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from the Company’s reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

As of December 31, 2017, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,317,538	$76,101	6.1%
(100)	1,279,357	37,920	3.1%
No change	1,241,437	—	0%
100	1,204,561	(36,876)	(3.0%)
200	1,168,582	(72,855)	(5.9%)

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

As of December 31, 2017, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statements of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)
Basis Point Change	Market Value	Change in Market Value and Impact to Consolidated Statements of Operations
(200)	$(32,108)	$(24,140)
(100)	(19,645)	(11,677)
No change	(7,968)	—
100	2,973	10,941
200	13,225	21,193

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2017, the Company had approximately $29.6 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2017, approximately $29.2 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.4 million were rated below investment grade. As of December 31, 2016, the Company had approximately $25.7 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2016, approximately $25.2 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.5 million were rated below investment grade. There were no impairments recognized on these investments during the years ended December 31, 2017 or 2016.

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

Equity Price Risk

In 2017, the strategy for the Company’s equity portfolio followed a large cap value approach. This investment style placed primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark which is the S&P 500 Value excluding financials. To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2017, the Company’s common stock portfolio returned a total return of 15.0%, not including investment advisor fees, compared to the benchmark gain of 13.3%.

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

As of December 31, 2017, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$112,183	(2.5%)
(10%)	126,206	(1.3%)
No change	140,229	—
10%	154,252	1.3%
20%	168,274	2.5%

(1)	Net of 35% tax

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

GLOBAL INDEMNITY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Limited (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Philadelphia, PA

March 9, 2018

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,243,144 and $1,241,339)	$1,241,437	$1,240,031
Equity securities:
Available for sale, at fair value (cost: $124,915 and $119,515)	140,229	120,557
Other invested assets	77,820	66,121

Total investments	1,459,486	1,426,709
Cash and cash equivalents	74,414	75,110
Premiums receivable, net	84,386	92,094
Reinsurance receivables, net	105,060	143,774
Funds held by ceding insurers	45,300	13,114
Federal income taxes receivable	10,332	—
Deferred federal income taxes	26,196	40,957
Deferred acquisition costs	61,647	57,901
Intangible assets	22,549	23,079
Goodwill	6,521	6,521
Prepaid reinsurance premiums	28,851	42,583
Receivable for securities sold	1,543	—
Other assets	75,384	51,104

Total assets	$2,001,669	$1,972,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$634,664	$651,042
Unearned premiums	285,397	286,984
Federal income taxes payable	—	219
Ceded balances payable	10,851	14,675
Payable for securities purchased	—	3,717
Contingent commissions	7,984	9,454
Debt	294,713	163,143
Other liabilities	49,666	45,761

Total liabilities	1,283,275	$1,174,995

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,102,927 and 13,436,548, respectively; A ordinary shares outstanding: 10,073,376 and 13,436,548, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	434,730	430,283
Accumulated other comprehensive income, net of taxes	8,983	(618)
Retained earnings	275,838	368,284
A ordinary shares in treasury, at cost: 29,551 and 0 shares, respectively	(1,159)	—

Total shareholders’ equity	718,394	797,951

Total liabilities and shareholders’ equity	$2,001,669	$1,972,946

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Gross premiums written	$516,334	$565,845	$590,233

Net premiums written	$450,180	$470,940	$501,244

Net premiums earned	$438,034	$468,465	$504,143
Net investment income	39,323	33,983	34,609
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(2,606)	(6,733)	(7,335)
Other net realized investment gains	4,182	28,454	3,961

Total net realized investment gains (losses)	1,576	21,721	(3,374)
Other income	6,582	10,345	3,400

Total revenues	485,515	534,514	538,778
Losses and Expenses:
Net losses and loss adjustment expenses	269,212	264,003	275,368
Acquisition costs and other underwriting expenses	183,733	196,650	201,303
Corporate and other operating expenses	25,714	17,338	24,448
Interest expense	16,906	8,905	4,913

Income (loss) before income taxes	(10,050)	47,618	32,746
Income tax benefit	(499)	(2,250)	(8,723)

Net income (loss)	$(9,551)	$49,868	$41,469

Per share data:
Net income (loss) (1)
Basic	$(0.55)	$2.89	$1.71

Diluted	$(0.55)	$2.84	$1.69

Weighted-average number of shares outstanding
Basic	17,308,663	17,246,717	24,253,657

Diluted	17,308,663	17,547,061	24,505,851

(1)	For the year ended December 31, 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(9,551)	$49,868	$41,469

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	9,677	10,058	(17,457)
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(3)	(3)	(4)
Reclassification adjustment for gains included in net income	(848)	(14,809)	(1,985)
Unrealized foreign currency translation gains	775	58	140

Other comprehensive income (loss), net of tax	9,601	(4,696)	(19,306)

Comprehensive income, net of tax	$50	$45,172	$22,163

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2017	2016	2015
Number of A ordinary shares issued:
Number at beginning of period	13,436,548	16,424,546	16,331,577
Ordinary shares issued under share incentive plans	2,204	115,711	121,812
Ordinary shares issued to directors	27,121	35,185	36,321
B ordinary shares converted to A ordinary shares	—	—	7,928,004
Ordinary shares redeemed	(3,397,031)	—	(8,260,870)
Adjustment for shares redeemed indirectly owned by subsidiary	34,085
Ordinary shares issued in connection with American Reliable acquisition	—	—	267,702
Reduction in treasury shares due to redomestication	—	(3,138,894)	—

Number at end of period	10,102,927	13,436,548	16,424,546

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366	12,061,370
B Ordinary shares converted to A ordinary shares	—	—	(7,928,004)

Number at end of period	4,133,366	4,133,366	4,133,366

Par value of A ordinary shares:
Balance at beginning of period	$1	$2	$2
Reduction in treasury shares due to redomestication	—	(1)	—

Balance at end of period	$1	$1	$2

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$430,283	$529,872	$519,590
Reduction in treasury shares due to redomestication	—	(103,248)	—
Adjustment for shares redeemed indirectly owned by subsidiary	706
Share compensation plans	3,741	3,532	10,272
Tax benefit on share-based compensation expense	—	127	10

Balance at end of period	$434,730	$430,283	$529,872

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$(618)	$4,078	$23,384
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	8,829	(4,751)	(19,436)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(3)	(3)	(10)
Unrealized foreign currency translation gains	775	58	140

Other comprehensive income (loss)	9,601	(4,696)	(19,306)

Balance at end of period	$8,983	$(618)	$4,078

Retained earnings:
Balance at beginning of period	$368,284	$318,416	$466,717
Ordinary shares redeemed	(83,015)	—	(189,770)
Adjustment for gain on shares redeemed indirectly owned by subsidiary	120
Net income (loss)	(9,551)	49,868	41,469

Balance at end of period	$275,838	$368,284	$318,416

Number of treasury shares:
Number at beginning of period	—	3,110,795	3,064,815
A ordinary shares purchased	29,551	28,099	11,895
Elimination of shares indirectly owned by subsidiary	—	—	34,085
Reduction in treasury shares due to redomestication	—	(3,138,894)	—

Number at end of period	29,551	—	3,110,795

Treasury shares, at cost:
Balance at beginning of period	$—	$(102,443)	$(101,404)
A ordinary shares purchased, at cost	(1,159)	(805)	(333)
Elimination of shares indirectly owned by subsidiary	—	—	(706)
Reduction in treasury shares due to redomestication	—	103,248	—

Balance at end of period	$(1,159)	$—	$(102,443)

Total shareholders’ equity	$718,394	$797,951	$749,926

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,551)	$49,868	$41,469
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of the value of business acquired	—	—	25,500
Amortization and depreciation	6,505	6,312	5,284
Amortization of debt issuance costs	232	123	47
Restricted stock and stock option expense	3,741	3,531	10,271
Deferred federal income taxes	(1,018)	(2,727)	(7,201)
Amortization of bond premium and discount, net	7,899	9,828	13,643
Net realized investment (gains) losses	(1,576)	(21,721)	3,374
Equity in the earnings of equity method limited liability investments	(4,741)	(5,190)	(2,533)
Gain on the disposition of subsidiary	—	(6,857)	—
Changes in:
Premiums receivable, net	7,708	(2,849)	25,325
Reinsurance receivables, net	38,714	(28,180)	23,966
Funds held by ceding insurers	(31,635)	2,923	9,147
Unpaid losses and loss adjustment expenses	(16,378)	(29,005)	(84,914)
Unearned premiums	(1,587)	699	(6,764)
Ceded balances payable	(3,824)	10,086	(11,430)
Other assets and liabilities, net	(27,061)	(15,065)	(6,070)
Contingent commissions	(1,470)	(1,615)	(6,264)
Federal income tax receivable/payable	406	5,047	(1,689)
Deferred acquisition costs, net	(3,746)	(1,384)	(31,279)
Prepaid reinsurance premiums	13,732	1,780	3,868

Net cash provided by (used for) operating activities	(23,650)	(24,396)	3,750

Cash flows from investing activities:
Cash release from escrow for business acquisition	—	—	113,696
Acquisition of business, net of cash acquired	—	—	(92,336)
Proceeds from sale of fixed maturities	918,439	381,389	647,404
Proceeds from sale of equity securities	32,218	111,156	39,723
Proceeds from sale of preferred stock	—	—	1,540
Proceeds from maturity of fixed maturities	145,475	86,009	157,845
Proceeds from limited partnership distribution	17,040	9,450	5,959
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $1,269	—	16,922	—
Amount received (paid) in connection with derivatives	1,464	(1,010)	(6,604)
Purchases of fixed maturities	(1,078,199)	(437,690)	(627,983)
Purchases of equity securities	(36,647)	(109,940)	(38,451)
Purchases of other invested assets	(24,000)	(14,125)	(3,550)

Net cash provided by (used for) investing activities	(24,210)	42,161	197,243

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	5,584	(9,000)	(99,027)
Redemption of ordinary shares	(83,015)	—	(189,770)
Proceeds from issuance of subordinated notes	130,000	—	100,000
Debt issuance cost	(4,246)	(14)	(3,659)
Purchases of A ordinary shares	(1,159)	(805)	(333)
Tax benefit on share-based compensation expense	—	127	10

Net cash provided by (used for) financing activities	47,164	(9,692)	(192,779)

Net change in cash and cash equivalents	(696)	8,073	8,214
Cash and cash equivalents at beginning of period	75,110	67,037	58,823

Cash and cash equivalents at end of period	$74,414	$75,110	$67,037

See accompanying notes to consolidated financial statements.

1.    Principles of Consolidation and Basis of Presentation

Global Indemnity Limited (“Global Indemnity” or “the Company”), incorporated on February 9, 2016, is domiciled in the Cayman Islands. On November 7, 2016, Global Indemnity replaced Global Indemnity plc as the ultimate parent company as a result of a redomestication transaction. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI. See Note 2 below for details regarding the redomestication. In connection with the redomestication, Global Indemnity plc was converted to a private unlimited company and was placed into liquidation. The liquidation was finalized in 2017.

The Company manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations. The Company’s Commercial Lines offers specialty property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its Commercial Lines by differentiating them into four product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Lines business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Personal Lines segment offers specialty personal lines and agricultural coverage through general and specialty agents with specific binding authority on an admitted basis. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance. Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company (“American Reliable”), which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for 2016 and 2015 have been revised to reflect these changes. See Note 20 for additional information regarding segments.

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

The Company’s investments in other invested assets were valued at $77.8 million and $66.1 million as of December 31, 2017 and 2016, respectively. These amounts relate to investments in limited liability companies and limited partnerships. The Company does not have access to daily valuations, therefore; the estimated fair value of the limited liability companies and limited partnerships are based on net asset value as a practical expedient for the limited liability companies and limited partnerships.

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2017, 2016, and 2015, please see Note 5 below.

Variable Interest Entities

A Variable Interest Entity (“VIE”) refers to an investment in which an investor holds a controlling interest that is not based on the majority of voting rights. Under the VIE model, the party that has the power to exercise significant management influence and maintain a controlling financial interest in the entity’s economics is said to be the primary beneficiary, and is required to consolidate the entity within their results. Other entities that participate in a VIE, for which their financial interests fluctuate with changes in the fair value of the investment entity’s net assets but do not have significant management influence and the ability to direct the VIE’s significant economic activities are said to have a variable interest in the VIE but do not consolidate the VIE in their financial results.

The Company has variable interests in three VIEs for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

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

At December 31, 2017 and 2016, the Company had approximately $67.1 million and $52.0 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $2.2 million and $1.9 million as of December 31, 2017 and 2016, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors. Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2017.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors. Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2017.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset. As of December 31, 2017, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made. The allowance for uncollectible reinsurance was $8.0 million as of December 31, 2017 and 2016.

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

The amortization of deferred acquisition costs for the years ended December 31, 2017, 2016, and 2015 was $109.0 million, $114.3 million, and $86.2 million, respectively.

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

For the years ended December 31, 2017, 2016, and 2015, the total premium deficiency charges were $0.3 million, $0.3 million, and $0.2 million, respectively, comprised solely of reductions to unamortized deferred acquisition costs within the commercial automobile lines in the Commercial Lines Segment. Based on the Company’s analysis, the Company expensed acquisition cost as incurred for the remainder of 2017, 2016 and 2015 for the commercial automobile lines in the Commercial Lines Segment. As the charges were a reduction of unamortized deferred acquisition costs in each respective period, no premium deficiency reserve existed as of December 31, 2017 or 2016.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash flow variability from interest rate risk. The derivative instruments are carried on the balance sheet at fair value and included in other assets and other liabilities. Changes in the fair value of the derivative instruments and the periodic net interest settlements under the derivatives instruments are recognized as net realized investment gains (losses) on the consolidated statements of operations.

Margin Borrowing Facility

The carrying amounts reported in the balance sheet represent the outstanding borrowings. The outstanding borrowings are due on demand; therefore, the cash receipts and cash payments related to the margin borrowing facility are shown net in the consolidated statements of cash flows.

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

Share Redemptions

When shares are redeemed, the Company offsets the par value of the redeemed shares against Ordinary Shares and reflects any excess of cost over par value as a deduction from Retained Earnings.

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

Earnings per Share

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average ordinary shares outstanding. In periods of net income, diluted earnings per share have been calculated by dividing net income available to common shareholders by the sum of the weighted-average ordinary shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards. In periods of net loss, diluted earnings per share is the same as basic earnings per share. See Note 18 for details.

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a gain of $2.1 million and $0.4 million for the years ended December 31, 2017 and 2015, respectively, and a loss $0.7 million for the year ended December 31, 2016.

Other Income

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income in 2016. This transaction did not have an impact on the Company’s ongoing business operations. Subsequent to the sale, any business previously written by United National Specialty Insurance Company is being written by other companies within the Company’s U.S. Insurance Operations.

In addition, other income is comprised of fee income on policies issued, commission income, accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserve, and foreign exchange gains and losses.

4.    Acquisition

On January 1, 2015, Global Indemnity Group, Inc., a subsidiary of the Company, acquired 100% of the voting equity interest of American Reliable from American Bankers Insurance Group, Inc. by paying $113.7 million in cash and assuming $283.9 million of customary insurance related liabilities, obligations, and mandates. Per the American Reliable Share Purchase Agreement (“SPA”), the ultimate purchase price is subject to (i) accounting procedures that were performed in 2015 to determine GAAP book value and (ii) indemnification on future development on recorded loss and loss adjustment expenses as of December 31, 2014. In accordance with the SPA, on the third calendar year following the calendar year of the closing, if loss and loss adjustment expenses for accident years 2014 and prior are lower than recorded unpaid loss and loss adjustment expenses as of December 31, 2014, Global Indemnity Group, Inc. will pay the variance to American Bankers Group, Inc. Conversely, if loss and loss adjustment expenses for accident years 2014 and prior exceed recorded unpaid loss and loss adjustment expenses as of December 31, 2014, American Bankers Group, Inc. will pay the variance to Global Indemnity Group, Inc. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The Company’s purchase price, based on available financial information at the date of acquisition, was $99.8 million.

The results of American Reliable’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition on January 1, 2015.

The purchase of American Reliable expanded Global Indemnity’s product offerings. American Reliable is a specialty company that distributes personal lines products written on an admitted basis that are unusual and harder to place. It complements Global Indemnity’s existing U.S. Insurance Operations that primarily distribute commercial lines products on an excess and surplus lines basis.

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

5.    Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2017 and 2016:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2017
Fixed maturities:
U.S. treasury and agency obligations	$105,311	$562	$(1,193)	$104,680	$—
Obligations of states and political subdivisions	94,947	441	(274)	95,114	—
Mortgage-backed securities	150,237	404	(1,291)	149,350	—
Asset-backed securities	203,827	267	(393)	203,701	(1)
Commercial mortgage-backed securities	140,761	101	(1,067)	139,795	—
Corporate bonds	422,486	2,295	(1,391)	423,390	—
Foreign corporate bonds	125,575	377	(545)	125,407	—

Total fixed maturities	1,243,144	4,447	(6,154)	1,241,437	(1)
Common stock	124,915	18,574	(3,260)	140,229	—
Other invested assets	77,820	—	—	77,820	—

Total	$1,445,879	$23,021	$(9,414)	$1,459,486	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2016
Fixed maturities:
U.S. treasury and agency obligations	$71,517	$763	$(233)	$72,047	$—
Obligations of states and political subdivisions	155,402	1,423	(379)	156,446	—
Mortgage-backed securities	88,131	895	(558)	88,468	—
Asset-backed securities	233,890	684	(583)	233,991	(4)
Commercial mortgage-backed securities	184,821	118	(1,747)	183,192	—
Corporate bonds	381,209	1,666	(2,848)	380,027	—
Foreign corporate bonds	126,369	164	(673)	125,860	—

Total fixed maturities	1,241,339	5,713	(7,021)	1,240,031	(4)
Common stock	119,515	3,445	(2,403)	120,557	—
Other invested assets	66,121	—	—	66,121	—

Total	$1,426,975	$9,158	$(9,424)	$1,426,709	$(4)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders’ equity at December 31, 2017 and 2016.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$70,222	$70,165
Due in one year through five years	435,122	434,078
Due in five years through ten years	235,233	236,552
Due in ten years through fifteen years	2,187	2,205
Due after fifteen years	5,555	5,591
Mortgage-backed securities	150,237	149,350
Asset-backed securities	203,827	203,701
Commercial mortgage-backed securities	140,761	139,795

Total	$1,243,144	$1,241,437

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2017:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$79,403	$(962)	$17,469	$(231)	$96,872	$(1,193)
Obligations of states and political subdivisions	34,537	(149)	12,060	(125)	46,597	(274)
Mortgage-backed securities	127,991	(1,247)	1,866	(44)	129,857	(1,291)
Asset-backed securities	97,817	(371)	6,423	(22)	104,240	(393)
Commercial mortgage-backed securities	83,051	(523)	27,976	(544)	111,027	(1,067)
Corporate bonds	147,064	(754)	53,024	(637)	200,088	(1,391)
Foreign corporate bonds	53,320	(305)	20,582	(240)	73,902	(545)

Total fixed maturities	623,183	(4,311)	139,400	(1,843)	762,583	(6,154)
Common stock	32,759	(3,260)	—	—	32,759	(3,260)

Total	$655,942	$(7,571)	$139,400	$(1,843)	$795,342	$(9,414)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2017 concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 3 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations — As of December 31, 2017, gross unrealized losses related to U.S. treasury and agency obligations were $1.193 million. Of this amount, $0.231 million have been in an unrealized loss position for twelve months or greater and rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions — As of December 31, 2017, gross unrealized losses related to obligations of states and political subdivisions were $0.274 million. Of this amount, $0.125 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) — As of December 31, 2017, gross unrealized losses related to mortgage-backed securities were $1.291 million. Of this amount, $0.044 million have been in an unrealized loss position for twelve months or greater. 95.5% of the unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”) — As of December 31, 2017, gross unrealized losses related to asset backed securities were $0.393 million. Of this amount, $0.022 million have been in an unrealized loss position for twelve months or greater and are rated AA or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.4. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) — As of December 31, 2017, gross unrealized losses related to the CMBS portfolio were $1.067 million. Of this amount, $0.544 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 24.7. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds — As of December 31, 2017, gross unrealized losses related to corporate bonds were $1.391 million. Of this amount, $0.637 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds — As of December 31, 2017, gross unrealized losses related to foreign bonds were $0.545 million. Of this amount, $0.240 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Common stock — As of December 31, 2017, gross unrealized losses related to common stock were $3.260 million. All unrealized losses have been in an unrealized loss position for less than twelve months. To determine if an other than temporary impairment of an equity security has occurred, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security. The Company also examines other factors to determine if the equity security could recover its value in a reasonable period of time.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturities:
OTTI losses, gross	$(31)	$(259)	$(24)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(31)	(259)	(24)
Equity securities	(2,575)	(6,474)	(7,311)

Total	$(2,606)	$(6,733)	$(7,335)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2017, 2016, and 2015 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of period	$31	$31	$50
Additions where no OTTI was previously recorded	—	—	—
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	(18)	—	(19)

Balance at end of period	$13	$31	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2017 and 2016 was as follows:

	December 31,
(Dollars in thousands)	2017	2016
Net unrealized gains (losses) from:
Fixed maturities	$(1,707)	$(1,308)
Common stock	15,314	1,042
Foreign currency fluctuations	551	—
Deferred taxes	(5,175)	(352)

Accumulated other comprehensive income, net of tax	$8,983	$(618)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(554)	$(64)	$(618)
Other comprehensive income (loss) before reclassification	9,455	994	10,449
Amounts reclassified from accumulated other comprehensive income (loss)	(629)	(219)	(848)

Other comprehensive income (loss)	8,826	775	9,601

Ending balance	$8,272	$711	$8,983

Year Ended December 31, 2016 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,200	$(122)	$4,078
Other comprehensive income (loss) before reclassification	10,374	(261)	10,113
Amounts reclassified from accumulated other comprehensive income (loss)	(15,128)	319	(14,809)

Other comprehensive income (loss)	(4,754)	58	(4,696)

Ending balance	$(554)	$(64)	$(618)

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2017	2016
Unrealized gains and losses on available for sale securities	Other net realized investment (gains)	$(3,921)	$(30,055)
	Other than temporary impairment losses on investments	2,606	6,733

	Total before tax	(1,315)	(23,322)
	Income tax expense	686	8,194

	Unrealized gains and losses on available for sale securities, net of tax	(629)	(15,128)

Foreign currency items	Other net realized investment (gains) losses	(336)	491
	Income tax expense (benefit)	117	(172)

	Foreign currency items, net of tax	(219)	319

Total reclassifications	Total reclassifications, net of tax	$(848)	$(14,809)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturities:
Gross realized gains	$4,066	$2,947	$3,565
Gross realized losses	(3,387)	(691)	(2,180)

Net realized gains	679	2,256	1,385

Common stock:
Gross realized gains	4,178	28,785	10,379
Gross realized losses	(3,206)	(8,210)	(8,246)

Net realized gains	972	20,575	2,133

Preferred stock:
Gross realized gains	—	—	96
Gross realized losses	—	—	—

Net realized gains	—	—	96

Derivatives:
Gross realized gains	3,555	3,733	—
Gross realized losses	(3,630)	(4,843)	(6,988)

Net realized gains (losses) (1)	(75)	(1,110)	(6,988)

Total net realized investment gains (losses)	$1,576	$21,721	$(3,374)

(1)	Includes $3.6 million, $4.8 million, and $5.4 million of periodic net interest settlements related to the derivatives for the years ended December 31, 2017, 2016, and 2015, respectively.

The proceeds from sales and redemptions of available for sale securities resulting in net realized investment gains (losses) for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturities	$918,439	$381,389	$647,404
Equity securities	32,218	111,156	39,723
Preferred stock	—	—	1,540

Net Investment Income

The sources of net investment income for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Fixed maturities	$33,020	$30,337	$32,091
Equity securities	3,595	3,302	3,125
Cash and cash equivalents	894	217	82
Other invested assets	4,741	5,295	2,620

Total investment income	42,250	39,151	37,918
Investment expense (1)	(2,927)	(5,168)	(3,309)

Net investment income	$39,323	$33,983	$34,609

(1)	Investment expense for the year ended December 31, 2016 includes $1.5 million in upfront fees necessary to enter into a new investment. See Note 15 for additional information on the Company’s $40 million commitment related to this investment.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net investment income	$39,323	$33,983	$34,609

Net realized investment gains (losses)	1,576	21,721	(3,374)
Change in unrealized holding gains and losses	14,424	(8,240)	(25,673)

Net realized and unrealized investment returns	16,000	13,481	(29,047)

Total investment return	$55,323	$47,464	$5,562

Total investment return %	3.5%	3.1%	0.3%

Average investment portfolio	$1,597,487	$1,507,184	$1,752,785

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2017, the Company held insurance enhanced asset-backed, commercial mortgage-backed, and credit securities with a market value of approximately $33.9 million. Approximately $1.6 million of these securities were tax-free municipal bonds, which represented approximately 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2017, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$1,157	$—	$—	$1,157
Gov’t National Housing Association	425	—	425	—

Total backed by financial guarantors	1,582	—	425	1,157
Other credit enhanced municipal bonds	—	—	—	—

Total	1,582	—	425	1,157

In addition to the tax-free municipal bonds, the Company held $32.3 million of insurance enhanced bonds, which represented approximately 2.1% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The insurance enhanced bonds are comprised of $21.8 million of taxable municipal bonds, $10.4 million of commercial mortgage-backed securities, and $0.1 million of asset-backed securities. The financial guarantors of the Company’s $32.3 million of insurance enhanced asset-backed, commercial-mortgage-backed, and taxable municipal securities include Municipal Bond Insurance Association ($6.4 million), Assured Guaranty Corporation ($15.5 million), and Federal Home Loan Mortgage Corporation ($10.4 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2017.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of December 31, 2017 and 2016:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2017	December 31, 2016
On deposit with governmental authorities	$26,852	$29,079
Intercompany trusts held for the benefit of U.S. policyholders	328,494	351,002
Held in trust pursuant to third party requirements	94,098	88,178
Letter of credit held for third party requirements	3,944	4,871
Securities held as collateral for borrowing arrangements (1)	88,040	85,939

Total	$541,428	$559,069

(1)	Amount required to collateralize margin borrowing facility.

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $26.3 million and $32.9 million as of December 31, 2017 and 2016, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $40.5 million and $48.6 million at December 31, 2017 and 2016, respectively. The fair value of a second VIE that provides financing for middle market companies, was $33.8 million and $33.2 million at December 31, 2017 and 2016, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $43.8 million and $42.3 million at December 31, 2017 and 2016, respectively. During the 2nd quarter of 2017, the Company invested in a new limited partnership that also invests in distressed securities and assets and is considered a VIE. The Company’s investment in this partnership has a fair value of $17.8 million as of December 31, 2017. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $51.3 million at December 31, 2017. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of December 31, 2017 and 2016:

(Dollars in thousands)		December 31, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(7,968)	$200,000	$(11,524)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2017, 2016, and 2015:

		Years Ended December 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2017	2016	2015
Interest rate swap agreements	Net realized investment gains (losses)	$(75)	$(1,110)	$(6,988)

As of December 31, 2017 and 2016, the Company is due $3.1 million and $5.3 million, respectively, for funds it needed to post to execute the swap transaction and $9.5 million and $12.6 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$104,680	$—	$—	$104,680
Obligations of states and political subdivisions	—	95,114	—	95,114
Mortgage-backed securities	—	149,350	—	149,350
Commercial mortgage-backed securities	—	139,795	—	139,795
Asset-backed securities	—	203,701	—	203,701
Corporate bonds	—	423,390	—	423,390
Foreign corporate bonds	—	125,407	—	125,407

Total fixed maturities	104,680	1,136,757	—	1,241,437
Common stock	140,229	—	—	140,229

Total assets measured at fair value (1)	$244,909	$1,136,757	$—	$1,381,666

Liabilities:
Derivative instruments	$—	$7,968	$—	$7,968

Total liabilities measured at fair value	$—	$7,968	$—	$7,968

(1)	Excluded from the table above are limited partnerships of $77.8 million at December 31, 2017 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2016	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$72,047	$—	$—	$72,047
Obligations of states and political subdivisions	—	156,446	—	156,446
Mortgage-backed securities	—	88,468	—	88,468
Commercial mortgage-backed securities	—	183,192	—	183,192
Asset-backed securities	—	233,991	—	233,991
Corporate bonds	—	380,027	—	380,027
Foreign corporate bonds	—	125,860	—	125,860

Total fixed maturities	72,047	1,167,984	—	1,240,031
Common stock	120,557	—	—	120,557

Total assets measured at fair value (1)	$192,604	$1,167,984	$—	$1,360,588

Liabilities:
Derivative instruments	$—	$11,524	$—	$11,524

Total liabilities measured at fair value	$—	$11,524	$—	$11,524

(1)	Excluded from the table above are limited partnerships of $66.1 million at December 31, 2016 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2017 and 2016 was as follows:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$72,230	$72,230	$66,646	$66,646
7.75% Subordinated Notes due 2045 (1)	96,619	100,059	96,497	95,697
7.875% Subordinated Notes due 2047 (2)	125,864	130,429	—	—

Total	$294,713	$302,718	$163,143	$162,343

(1)	As of December 31,2017 and 2016, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.4 million and $3.5 million, respectively.
(2)	As of December 31, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.1 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand. The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017, 2016, and 2015.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the year ended December 31, 2017 and 2016:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Beginning balance	$—	$—
Total gains (realized / unrealized):
Amortization of bond premium and discount, net	—	75
Included in realized gains (losses)	—	486
Purchases	—	27,303
Sales	—	(27,864)

Ending balance	$—	$—

The investments classified as Level 3 in the above table consist of privately placed debt instruments purchased in 2017 with unobservable inputs. The Company does not have access to daily valuations; therefore, market trades, performance of the underlying assets, and key risks are considered in order to estimate fair values of these middle market corporate debt instruments. In the fourth quarter of 2016, the Company exchanged the debt instruments purchased in previous quarters of 2016, along with cash and equity related to the debt instruments, for a single interest in the Private Middle Market Loan Fund, LP, which is considered a VIE. As this investment is priced using a Net Asset Value (“NAV”) it is excluded from the level 3 investment table above. See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information regarding the Company’s investment in VIEs for the years ended December 31, 2017 and 2016.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	26,262	14,214	32,922	15,714
Private Middle Market Loan Fund, LP (3)	33,760	10,000	33,199	9,054
Distressed Debt Fund, LP (4)	17,798	33,500	—	—

Total	$77,820	$57,714	$66,121	$24,768

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020.
(3)	This limited partnership provides financing for middle market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.
(4)	This limited partnership invests in stressed and distressed debt instruments. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $4.7 million, $5.2 million, and $2.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships whose fair value is based on net asset values as a practical expedient. Two primary vendors are utilized to provide prices for equity and fixed maturity securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Common stock prices are received from all primary and secondary exchanges.

•	Corporate and agency bonds are evaluated by utilizing terms and conditions sourced from commercial vendors. Bonds with similar characteristics are grouped into specific sectors. Both asset classes use standard inputs and utilize bid price or spread, quotes, benchmark yields, discount rates, market data feeds, and financial statements.

•	Data from commercial vendors is aggregated with market information, then converted into a prepayment/spread/LIBOR curve model used for commercial mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above. For asset-backed securities, data derived from market information along with trustee and servicer reports is converted into spreads to interpolated benchmark curve. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate discount rates, loan level information, prepayment speeds, treasury benchmarks, and LIBOR and swap curves.

•	For obligations of state and political subdivisions, an integrated evaluation system is used. The pricing models incorporate trades, spreads, benchmark curves, market data feeds, new issue data, and trustee reports.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers.

•	For mortgage-backed securities, various external analytical products are utilized and purchased from commercial vendors.

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

During 2017 and 2016, the Company has not adjusted quotes or prices obtained from the pricing vendors.

8.	Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill, within the Personal Lines segment, of $6.5 million as of December 31, 2017 and 2016. The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. Impairment testing performed in 2017 and 2016 did not result in impairment of the goodwill acquired.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2017:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	2,724	2,576
Agent relationships	10 years	900	270	630
Trade names	7 years	600	257	343

		$25,800	$3,251	$22,549

The following table presents details of the Company’s intangible assets as of December 31, 2016:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	2,369	2,931
Agent relationships	10 years	900	179	721
Trade names	7 years	600	173	427

		$25,800	$2,721	$23,079

Amortization related to the Company’s definite lived intangible assets, other than VOBA, was $0.5 million, for each of the years ended December 31, 2017, 2016 and 2015. Amortization related to the Value of Business Added (“VOBA”) was $25.5 million for the year ended December 31, 2015. The Company did not have any amortization related to VOBA during the years ended December 31, 2017 or 2016.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2018	$529
2019	529
2020	529
2021	529
2022	443

Intangible assets with indefinite lives

As of December 31, 2017 and 2016, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, were $19.0 million. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets. Impairment testing performed in 2017 and 2016 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2017 and 2016, definite lived intangible assets, net of accumulated amortization, were $3.5 million and $4.1 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets. There was no impairment of these assets in 2017 or 2016.

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

The Company had the following reinsurance balances as of December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Reinsurance receivables, net	$105,060	$143,774
Collateral securing reinsurance receivables	(6,584)	(13,865)

Reinsurance receivables, net of collateral	$98,476	$129,909

Allowance for uncollectible reinsurance receivables	$8,040	$8,040
Prepaid reinsurance premiums	28,851	42,583

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $1.2 million and $2.0 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had one aggregate unsecured reinsurance receivable that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2017)
Munich Re America Corporation	$48,222	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2017:
Direct business	$433,922	$440,109
Reinsurance assumed	82,412	77,811
Reinsurance ceded (1)	(66,154)	(79,886)

Net premiums	$450,180	$438,034

For the year ended December 31, 2016:
Direct business	$468,046	$466,750
Reinsurance assumed	97,799	98,267
Reinsurance ceded (1)	(94,905)	(96,552)

Net premiums	$470,940	$468,465

For the year ended December 31, 2015:
Direct business	$458,185	$452,441
Reinsurance assumed	132,048	144,554
Reinsurance ceded (1)	(88,989)	(92,852)

Net premiums	$501,244	$504,143

(1)	Includes ceded written premiums of ($1.3) million, $35.3 million, and $55.8 million and ceded earned premiums of $13.5 million, $43.2 million and $59.5 million to American Bankers Insurance Company for the years ended December 31, 2017, 2016, and 2015, respectively.

10.	Income Taxes

As of December 31, 2017, the statutory income tax rates of the countries where the Company conducts or conducted business are 35% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 0% in Gibraltar, 27.08% in the Duchy of Luxembourg (for Luxembourg City), 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, including the results of the quota share between Global Indemnity Reinsurance and the Insurance Operations, for the years ended December 31, 2017, 2016, and 2015 were as follows:

Year Ended December 31, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$212,386	$462,453	$(158,505)	$516,334

Net premiums written	$212,432	$237,748	$—	$450,180

Net premiums earned	$201,165	$236,869	$—	$438,034
Net investment income	56,890	24,609	(42,176)	39,323
Net realized investment gains (losses)	(641)	2,217	—	1,576
Other income	216	6,366	—	6,582

Total revenues	257,630	270,061	(42,176)	485,515
Losses and Expenses:
Net losses and loss adjustment expenses	94,903	174,309	—	269,212
Acquisition costs and other underwriting expenses	89,153	94,580	—	183,733
Corporate and other operating expenses	17,399	8,315	—	25,714
Interest expense	16,740	42,342	(42,176)	16,906

Income (loss) before income taxes	$39,435	$(49,485)	$—	$(10,050)

Year Ended December 31, 2016: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$201,726	$506,061	$(141,942)	$565,845

Net premiums written	$201,690	$269,250	$—	$470,940

Net premiums earned	$212,325	$256,140	$—	$468,465
Net investment income	48,807	19,341	(34,165)	33,983
Net realized investment gains (losses)	(89)	21,810	—	21,721
Other income (loss)	(224)	10,569	—	10,345

Total revenues	260,819	307,860	(34,165)	534,514
Losses and Expenses:
Net losses and loss adjustment expenses	95,812	168,191	—	264,003
Acquisition costs and other underwriting expenses	94,749	101,901	—	196,650
Corporate and other operating expenses	9,035	8,303	—	17,338
Interest expense	8,312	34,758	(34,165)	8,905

Income (loss) before income taxes	$52,911	$(5,293)	$—	$47,618

Year Ended December 31, 2015: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$345,392	$540,500	$(295,659)	$590,233

Net premiums written	$345,342	$155,902	$—	$501,244

Net premiums earned	$283,448	$220,695	$—	$504,143
Net investment income	44,534	18,011	(27,936)	34,609
Net realized investment losses	(1,039)	(2,335)	—	(3,374)
Other income (loss)	(93)	3,493	—	3,400

Total revenues	326,850	239,864	(27,936)	538,778
Losses and Expenses:
Net losses and loss adjustment expenses	141,444	133,924	—	275,368
Acquisition costs and other underwriting expenses	122,999	78,304	—	201,303
Corporate and other operating expenses	5,928	18,520	—	24,448
Interest expense	4,492	28,357	(27,936)	4,913

Income (loss) before income taxes	$51,987	$(19,241)	$—	$32,746

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current income tax expense (benefit):
Foreign	$392	$330	$263
U.S. Federal	127	147	(1,785)

Total current income tax expense (benefit)	519	477	(1,522)
Deferred income tax expense (benefit):
U.S. tax rate change	17,524	—	—
U.S. Federal	(18,542)	(2,727)	(7,201)

Total deferred income tax (benefit)	(1,018)	(2,727)	(7,201)

Total income tax (benefit)	$(499)	$(2,250)	$(8,723)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$(16,928)	(168.4%)	$(1,496)	(3.1%)	$(6,434)	(19.6%)
Adjustments:
Tax exempt interest	(213)	(2.1)	(394)	(0.8)	(441)	(1.3)
Dividend exclusion	(571)	(5.7)	(617)	(1.3)	(784)	(2.4)
Tax rate change	17,524	174.4	—	—	—	—
Other	(311)	(3.2)	257	0.5	(1,064)	(3.3)

Effective income tax benefit	$(499)	(5.0%)	$(2,250)	(4.7%)	$(8,723)	(26.6%)

The effective income tax benefit rate for 2017 was 5.0%, compared with an effective income tax benefit rate of 4.7% and 26.6% for 2016 and 2015, respectively. The increase in the effective income tax benefit rate in 2017 compared to 2016 is due to incurring a provisional tax expense of $17.5 million related to the reduction in the deferred tax asset as a result of the TCJA enacted on December 22, 2017 which lowered the U.S. tax rate from 35% to 21% offset by $18.4 million tax benefit due to an increase in losses incurred in the Company’s U.S. operations for 2017 compared to 2016. The decrease in the effective income tax benefit rate in 2016 compared to 2015 is primarily due to capital gains in 2016.

Financial results for the year ended December 31, 2017 reflect provisional amounts related to the December 22, 2017 enactment of the TCJA. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board, these estimates may be adjusted during 2018.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2017 and 2016 are presented below:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$3,625	$7,015
Unearned premiums	5,318	8,802
Section 163(j) carryforward	7,906	8,075
Alternative minimum tax credit carryover	—	10,957
Net operating loss carryforward	16,323	3,205
Partnership K1 basis differences	130	238
Capital gain on derivative instruments	1,673	4,033
Investment impairments	1,742	3,419
Stock options	1,740	2,820
Stat-to-GAAP reinsurance reserve	1,014	1,337
Intercompany transfers	317	808
Other	3,249	4,986

Total deferred tax assets	43,037	55,695

Deferred tax liabilities:
Purchase accounting adjustment for American Reliable	7,723	6,095
Intangible assets	2,394	3,942
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	3,105	352
Investment basis differences	211	484
Deferred acquisition costs	1,921	2,941
Depreciation and amortization	285	119
Other	1,202	805

Total deferred tax liabilities	16,841	14,738

Total net deferred tax assets	$26,196	$40,957

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States. The net deferred tax asset at December 31, 2017 includes a $17.5 million reduction as a result of the TCJA enacted on December 22, 2017. The new tax law reduces the Company’s U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company reduced its net deferred tax assets at December 31, 2017 and recorded a provisional deferred tax expense of $17.5 million increasing the effective tax rate for the year ending December 31, 2017 by 174.4%.

Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2017 and 2016.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017 and 2016. The TCJA repealed the corporate AMT. The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021. The Company has a net operating loss (“NOL”) carryforward of $16.3 million as of December 31, 2017, which begins to expire in 2035 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2016 was $3.2 million. The Company has a Section 163(j) (“163(j)”) carryforward of

$7.9 million and $8.1 million as of December 31, 2017 and 2016, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2014.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply. The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings. The Company believes, although there can be no assurances, that it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation. The Company did not pay any dividends from a U.S. subsidiary to a foreign affiliate during 2017, 2016, or 2015.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company had no unrecognized tax benefits during 2017 or 2016.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.

11.	Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of period	$651,042	$680,047	$675,472
Less: Ceded reinsurance receivables	130,439	108,130	123,201

Net balance at beginning of period	520,603	571,917	552,271
Purchased reserves, gross	19,333	2,007	89,489
Less: Purchased reserves ceded	(29)	(45)	12,800

Purchase reserves, net of third party reinsurance	19,362	2,052	76,689

Incurred losses and loss adjustment expenses related to:
Current year	323,112	321,255	310,066
Prior years	(53,900)	(57,252)	(34,698)

Total incurred losses and loss adjustment expenses	269,212	264,003	275,368

Paid losses and loss adjustment expenses related to:
Current year	156,325	177,006	164,058
Prior years	115,431	140,363	168,353

Total paid losses and loss adjustment expenses	271,756	317,369	332,411

Net balance at end of period	537,421	520,603	571,917
Plus: Ceded reinsurance receivables	97,243	130,439	108,130

Balance at end of period	$634,664	$651,042	$680,047

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2017, the Company reduced its prior accident year loss reserves by $53.9 million, which consisted of a $39.4 million decrease related to Commercial Lines, $6.6 million decrease related to Personal Lines, and a $7.9 million decrease related to Reinsurance Operations.

The $39.4 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $26.9 million reduction in aggregate with $6.9 million of favorable development in the construction defect reserve category and $20.0 million of favorable development in the other general liability reserve categories. The favorable development in the construction defect reserve category recognizes lower than anticipated claims frequency and severity which led to reductions primarily in the 2005 through 2016 accident years. For the other general liability reserve categories, lower than expected claims severity was the primary driver of the favorable development mainly in the 2005 through 2014 accident years.

•	Professional Liability: A $5.8 million decrease in aggregate primarily reflects lower than expected claims severity in the 2006 through 2008 and 2011 through 2012 accident years.

•	Property: A $6.3 million reduction in aggregate with $4.0 million of favorable development in the property excluding catastrophe reserve categories and $2.3 million of favorable development in the property catastrophe reserve categories. The favorable development in the reserve categories excluding catastrophe experience reflects lower than expected claims severity in the 2011 through 2015 accident years. For the property catastrophe reserve categories, lower than anticipated claims severity was the driver of the favorable development in the 2011 through 2016 accident years.

•	Workers Compensation: A $0.5 million reduction primarily due to lower than expected case incurred emergence in the 2011 accident year.

The $6.6 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $6.1 million reduction in the property reserve categories. The decrease reflects lower than expected case incurred emergence primarily in the 2016 accident year and favorable development from the Butte wildfire subrogation recovery in the 2015 accident year.

•	General Liability: A $0.5 million reduction reflects lower than expected case incurred emergence in the 2016 accident year, primarily in the agriculture reserve category, partially offset by adverse development in the 2015 accident year reflecting higher than anticipated case incurred emergence mainly in the dwelling reserve category.

The $7.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily from the property lines for accident years 2008 through 2016. Ultimate losses were lowered in these accident years based on review of the experience reported from cedants.

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

During 2015, the Company reduced its prior accident year loss reserves by $34.7 million, which consisted of a $25.2 million decrease related to Commercial Lines, a $0.4 million decrease related to Personal Lines, and a $9.1 million decrease related to Reinsurance Operations.

The $25.2 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $20.4 million reduction in aggregate, within the casualty lines, with $5.9 million of favorable development in the construction defect reserve category and $14.5 million of favorable development in the other general liability reserve categories. In the construction defect reserve category, a reduction in both claims frequency and severity was observed across several accident years which contributed to the recognition of favorable development primarily in accident years 2008 through 2014. For general liability excluding construction defect, lower than expected claims severity was experienced across multiple accident years leading to the recognition of favorable development in accident years 2004 through 2014.

•	Professional: A $6.2 million decrease in aggregate primarily related to better than anticipated claims frequency and severity in accident years 2006 through 2011 which is within the casualty lines.

•	Umbrella: A $1.6 million increase related to late case incurred emergence which contributed to the recognition of adverse development primarily in accident years 1990, 1995, 2001, 2007, and 2013. There is a small portion that is related to accidents years prior to 1990.

The $0.4 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of lower than expected case incurred emergence in the 2013 accident year.

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

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2017 and 2016, gross reserves for CD claims were $43.8 million and $54.5 million, respectively, and net reserves for CD claims were $40.2 million and $48.6 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2017, 2016, and 2015 were IBNR reserves of $26.9 million, $26.7 million, and $26.0 million, respectively, and case reserves of approximately $3.3 million, $3.2 million, and $4.5 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$51,919	$53,824	$56,535
Plus: Incurred losses and loss adjustment expenses — case reserves	542	(669)	2,666
Plus: Incurred losses and loss adjustment expenses — IBNR	928	2,064	(2,663)
Less: Payments	1,516	3,300	2,714

Gross reserves for A&E losses and loss adjustment expenses — end of period	$51,873	$51,919	$53,824

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net reserve for A&E losses and loss adjustment expenses — beginning of period	$29,890	$30,529	$31,185
Plus: Incurred losses and loss adjustment expenses — case reserves	769	(125)	395
Plus: Incurred losses and loss adjustment expenses — IBNR	198	631	(394)
Less: Payments	733	1,145	657

Net reserves for A&E losses and loss adjustment expenses — end of period	$30,124	$29,890	$30,529

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

As of December 31, 2017, 2016, and 2015, the survival ratio on a gross basis for the Company’s open A&E claims was 20.7 years, 13.8 years, and 15.0 years, respectively. As of December 31, 2017, 2016, and 2015, the survival ratio on a net basis for the Company’s open A&E claims was 35.6 years, 19.3 years, and 16.8 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts. The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2008 to 2015, is presented as required supplementary unaudited information.

Commercial Lines

Property and Casualty Methodologies

Commercial Lines internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December, 2017. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE for most reserve categories. Additional actuarial methodologies were employed to develop estimates of ultimate Loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved. Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2017. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Commercial Lines cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Lines — Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,			As of December 31, 2017
Accident Year	2015	2016	2017	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2015	$63,574	$64,722	$62,575	$2,868	4,649
2016		61,990	61,014	5,097	4,104
2017			44,785	8,583	2,778

Total			$168,374

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Lines — Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Accident Year	2015	2016	2017
	(unaudited)
2015	$41,942	$57,653	$58,926
2016		39,643	51,967
2017			28,541

Total			139,434
All outstanding liabilities before 2015, net of reinsurance			7,635

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$36,575

The following is required supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Lines — Property	65.2%	22.7%	2.0%

Commercial Lines — Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$138,417	$170,855	$160,325	$149,564	$148,019	$146,142	$138,558	$134,514	$129,894	$126,924	$7,096	6,191
2009		93,748	96,956	104,518	104,803	104,392	96,206	94,016	91,297	88,384	7,444	3,896
2010			79,188	101,830	102,252	101,113	94,484	91,368	84,681	82,824	10,785	3,503
2011				115,441	117,602	117,288	115,193	108,720	96,361	84,269	5,701	3,741
2012					61,340	65,911	65,637	63,359	55,137	52,504	11,346	2,379
2013						63,807	68,089	67,702	66,301	64,877	11,435	2,519
2014							61,325	60,227	58,042	56,837	15,139	2,307
2015								57,262	56,620	57,775	17,359	2,010
2016									54,130	53,776	25,895	1,750
2017										54,338	37,994	1,283

Total										$722,508

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Lines — Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$7,844	$34,172	$65,700	$86,889	$100,369	$110,145	$114,546	$116,246	$117,797	$118,254
2009		5,564	19,154	37,653	53,738	65,721	71,108	75,181	77,771	79,896
2010			5,503	19,926	34,659	50,520	58,913	65,377	67,277	69,615
2011				5,451	21,325	41,282	56,562	64,722	72,087	74,839
2012					3,500	11,884	22,456	31,231	36,360	39,596
2013						6,400	17,881	29,510	38,438	46,272
2014							3,968	15,690	26,268	33,697
2015								3,336	14,584	25,147
2016									4,135	14,027
2017										4,914

Total										506,257
All outstanding liabilities before 2008, net of reinsurance										64,830

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$281,081

The following is required supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Lines — Casualty	7.2%	18.3%	20.3%	16.5%	11.0%	7.3%	3.4%	2.4%	1.8%	0.4%

Personal Lines

Property and Casualty Methodologies

Personal Lines internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December, 2017. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE. Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2017. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

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

Personal Lines cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Personal Lines — Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,		As of December 31, 2017
Accident Year	2016	2017	IBNR (1)	Cumulative Number of Reported Claims
2016	$146,571	$144,787	5,418	17,356
2017		148,016	15,743	16,384

Total		$292,803

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Personal Lines — Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017
2016	$121,899	$138,289
2017		114,360

Total		252,649
All outstanding liabilities before 2016, net of reinsurance		4,206

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$44,360

The following is required supplementary information about average historical claims duration as of December 31, 2017.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Personal Lines — Property	80.7%	11.3%

Personal Lines — Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,			As of December 31, 2017
Accident Year	2015	2016	2017	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2015	$18,930	$20,506	$21,850	$5,059	1,317
2016		21,476	21,073	11,345	1,370
2017			19,999	15,334	878

Total			$62,922

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Personal Lines — Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017
	(unaudited)
2015	$3,439	$8,757	$12,926
2016		3,507	6,885
2017			2,132

Total			21,943
All outstanding liabilities before 2015, net of reinsurance			11,672

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$52,651

The following is required supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Personal Lines — Casualty	14.3%	20.2%	19.1%

Reinsurance Lines

Property & Casualty Methodologies

Reinsurance Operations internal reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) combined for run off treaties and the current book of business. The current book of business is constituted of professional liability portfolios and retrocessions from Bermuda based companies for property catastrophe, marine business, and mortgage insurance. The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag. Paid loss, ALAE and Case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (FX) rate at the date the cedant’s report. Management’s ultimate selections were based on a review of ultimates reported from the cedants, including loss emergence during the reporting period, and a third party actuarial review completed during the 4th quarter of 2017. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying certain reinsurance contracts. As a result, the Company does not believe providing claim frequency information is practicable.

Reinsurance Lines — Property

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,							As of December 31, 2017
Accident Year	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2011	$30,963	$28,547	$26,916	$25,994	$24,994	$24,912	$24,786	$1,028	—
2012		10,388	10,578	9,279	8,579	8,497	8,397	539	—
2013			15,153	9,948	8,197	6,698	6,345	753	—
2014				21,787	18,861	14,139	13,590	1,264	—
2015					19,877	16,738	12,526	2,977	—
2016						23,646	22,485	10,433	—
2017							43,782	26,239	—

Total							$131,911

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines — Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2011	$12,044	$19,274	$20,698	$22,060	$22,426	$22,771	$23,096
2012		1,127	5,481	7,221	7,648	7,527	7,584
2013			723	4,008	5,835	5,111	5,255
2014				2,243	9,035	10,460	11,182
2015					742	5,163	6,768
2016						2,071	5,704
2017							2,152

Total							61,741
All outstanding liabilities before 2011, net of reinsurance							322

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$70,492

The following is required supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Reinsurance Lines — Property	15.7%	39.0%	15.7%	1.1%	0.8%	1.0%	1.3%

Reinsurance Lines — Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$8,906	$8,758	$8,988	$8,997	$10,167	$10,340	$10,340	$9,435	$9,835	$9,768	$291	—
2009		20,706	23,818	25,444	30,533	30,850	31,340	31,419	31,453	31,514	386	—
2010			41,831	53,279	57,916	62,628	61,062	61,792	60,701	60,573	2,015	—
2011				45,726	48,846	44,692	47,980	46,510	43,657	42,968	2,122	—
2012					15,865	15,624	17,123	17,579	17,360	17,348	1,113	—
2013						1,224	1,262	1,172	1,013	974	870	—
2014							1,988	2,095	2,060	1,957	1,954	—
2015								2,908	2,911	2,780	2,779	—
2016									3,627	3,627	3,627	—
2017										4,358	4,358	—

Total										$175,867

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines — Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$—	$627	$1,955	$5,149	$5,648	$6,832	$8,713	$8,875	$8,919	$8,981
2009		1,986	9,759	11,064	12,597	13,652	15,104	30,141	31,019	31,128
2010			10,185	21,447	30,754	36,090	39,123	55,315	55,848	56,960
2011				7,968	20,072	28,495	36,020	38,907	39,815	40,079
2012					5,312	9,435	11,658	15,534	15,696	15,790
2013						123	50	62	65	65
2014							88	47	50	1
2015								107	128	1
2016									—	—
2017										—

Total										153,005
All outstanding liabilities before 2008, net of reinsurance										1,210

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$24,072

The following is required supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines — Casualty	9.3%	10.3%	7.8%	12.0%	3.5%	9.2%	17.1%	2.1%	0.4%	0.6%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2017 is as follows:

Net outstanding liabilities
Commercial Lines — Property	$36,575
Commercial Lines — Casualty	281,081
Personal Lines — Property	44,360
Personal Lines — Casualty	52,651
Reinsurance Lines — Property	70,492
Reinsurance Lines — Casualty	24,072

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	509,231

Reinsurance recoverable on unpaid claims
Commercial Lines — Property	8,508
Commercial Lines — Casualty	68,786
Personal Lines — Property	10,608
Personal Lines — Casualty	7,718
Reinsurance Lines — Property	—
Reinsurance Lines — Casualty	71

Total reinsurance recoverable on unpaid claims	95,691

Other outstanding liabilities
Commercial Lines
Ceded Allowance	8,040
Unallocated claims adjustment expenses	16,930
Purchase accounting adjustment	(1,200)
Loss Clearing	322
Personal Lines
Fronted business ceded to Assurant	2,752
Unallocated claims adjustment expenses	2,190
Loss Clearing	(25)
Reinsurance Lines
Unallocated claims adjustment expenses	987
Other	(254)

Total other outstanding liabilities	29,742

Total gross liability for unpaid losses and loss adjustment expenses	$634,664

12.	Debt

The Company’s outstanding debt consisted of the following at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Margin Borrowing Facility	$72,230	$66,646
7.75% Subordinated Notes due 2045	96,619	96,497
7.875% Subordinated Notes due 2047	125,864	—

Total	$294,713	$163,143

Margin Borrowing Facility

The Company has available a margin borrowing facility. At December 31, 2017, the borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 1.6%. At December 31, 2016, the borrowing rate for this facility was tied to LIBOR and was approximately 1.6%. This facility is due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. As of December 31, 2017, approximately $88.0 million in securities were deposited as collateral to support borrowings. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The amount outstanding on the Company’s margin borrowing facility was $72.2 million and $66.6 million as of December 31, 2017 and 2016, respectively.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $1.0 million, $1.0 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

7.75% Subordinated Notes due 2045

On August 12, 2015, the Company issued $100.0 million in aggregate principal amount of its 2045 Subordinated Notes through an underwritten public offering (the “2045 Notes”).

The 2045 Notes bear interest at an annual rate equal to 7.75%, payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, commencing November 15, 2015. The 2045 Notes mature on August 15, 2045. The Company has the right to redeem the 2045 Notes in $25 increments, in whole or in part, on and after August 15, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 2045 Notes being redeemed plus accrued and unpaid interest to, but not including, the date of redemption.

The 2045 Notes are subordinated unsecured obligations and rank (i) senior to the Company’s existing and future capital stock, (ii) senior in right of payment to future junior subordinated debt, (iii) equally in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 2045 Notes, and (iv) subordinate in right of payment to any of the Company’s existing and future senior debt. In addition, the 2045 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries.

The 2045 Notes do not require the maintenance of any financial ratios or specified levels of net worth or liquidity, and do not contain provisions that would afford holders of the 2045 Notes protection in the event of a sudden and dramatic decline in the Company’s credit quality resulting from any highly leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders. The 2045 Notes do not restrict the Company in any way, now or in the future, from incurring additional indebtedness, including senior indebtedness that would rank senior in right of payment to the 2045 Notes. There is no right of acceleration of maturity of the 2045 Notes in the case of default in the payment of principal, premium, if any, or interest on, the 2045 Notes or in the performance of any other obligation of the Company under the 2045 Notes or if the Company defaults on any other debt securities. Holders may accelerate payment of indebtedness on the 2045 Notes only upon the Company’s bankruptcy, insolvency or reorganization.

The Company incurred $3.7 million in deferred issuance costs associated with the 2045 Notes, which is being amortized over the term of the 2045 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2045 Notes was $7.9 million, $7.9 million, and $3.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The 2047 Notes are subordinated unsecured obligations and rank (i) senior to the Company’s existing and future capital stock, (ii) senior in right of payment to future junior subordinated debt, (iii) equally in right of payment with any existing unsecured, subordinated debt that the Company has issued or may issue in the future that ranks equally with the 2047 Notes, including the Company’s 2045 Notes and (iv) subordinate in right of payment to any of the Company’s future senior debt. In addition, the 2047 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries including the Company’s margin borrowing facility.

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $8.0 million for the year ended December 31, 2017.

The following table represents the amounts recorded for the subordinated notes as of December 31, 2017 and 2016:

	December 31, 2017
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,381)	$96,619
7.875% Subordinated Notes due 2047	130,000	(4,136)	125,864

	$230,000	$(7,517)	$222,483

	December 31, 2016
	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,503)	$96,497

13.	Shareholders’ Equity

On November 7, 2016, Global Indemnity plc, an Irish public limited company, and Global Indemnity Limited, a Cayman Islands exempted company, completed the previously disclosed scheme of arrangement under Irish law (the “Scheme of Arrangement”) that effected a transaction (the “Redomestication”) that resulted in the shareholders of Global Indemnity plc becoming shareholders of Global Indemnity Limited, and Global Indemnity plc becoming a subsidiary of Global Indemnity Limited until it was liquidated in 2017. In accordance with the terms of the Scheme of Arrangement, the following steps occurred effectively simultaneously on November 7, 2016:

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

Dividend Restriction

The ability of Global Indemnity Limited to pay dividends is subject to Cayman Island regulations. Under Cayman Islands law, dividends and distributions may only be made from distributable reserves or from amounts standing to the credit of the Company’s share premium account, together with any reserve established by the revaluation of the Company’s asset, subject to the ability of the Company to meet its obligations in the ordinary course as they fall due. Distributable reserves represents the accumulated realized profits and losses of Global Indemnity Limited on a standalone basis, which is $275.8 million as of December 31, 2017. Share premium represents the excess of the consideration paid upon the initial issuance of any share over the par value. As of December 31, 2017, share premium was $434.7 million. Reserves established by the revaluation of the Company’s asset were $9.0 million as of December 31, 2017. As of December 31, 2017, the maximum dividends and distributions allowable under Cayman Island law is $719.6 million.

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

Dividend Program

During the fourth quarter of 2017, Global Indemnity announced the adoption of a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates an initial dividend rate of $0.25 per share per quarter ($1.00 per share per year).

Repurchases and Redemptions of the Company’s Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance. During 2017, 2016, and 2015, the Company purchased an aggregate of 29,551, 28,099 and 11,895, respectively, of surrendered A ordinary shares from its employees for $1.2 million, $0.8 million and $0.3 million, respectively. All shares purchased from employees by the Company are held as treasury stock and recorded at cost until formally retired by the company.

In 2015, the Company entered into a redemption agreement with certain affiliates of Fox Paine & Company to redeem 8,260,870 of its ordinary shares. In conjunction with the 2015 redemption, the Company acquired rights, expiring year end 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which amount was subject to an annual 3% increase. On December 29, 2017, Global Indemnity acquired 3,397,031 of its A ordinary shares for approximately $83.0 million in the aggregate (approximately $24.44 per share) from former investors in vehicles managed by Fox Paine & Company, LLC. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for more information on the 2015 redemption.

The following table provides information with respect to the A ordinary shares that were surrendered, repurchased, or redeemed in 2017:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1-31, 2017	13,656	(2)	$38.21	—	—
February 1-28, 2017	15,309	(2)	$40.18	—	—
May 1-31, 2017	586	(2)	$38.49	—	—
December 1-31, 2017	3,397,031		$24.44

Total	3,426,582		$24.57	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered or repurchased in 2017.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased in 2016:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1-31, 2016	12,410	(2)	$29.02	—	—
February 1-29, 2016	15,093	(2)	$28.25	—	—
May 1-31, 2016	596	(2)	$30.56	—	—

Total	28,099		$28.64	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered or repurchased in 2016.

14.	Related Party Transactions

Fox Paine & Company

As of December 31, 2017, Fox Paine & Company beneficially owned shares having approximately 83% of the Company’s total outstanding voting power. Fox Paine & Company has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine & Company for so long as Fox Paine & Company holds an aggregate of 25% or more of the voting power in the Company. Fox Paine & Company controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine & Company.

The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. Starting in 2014, this fee is adjusted annually to reflect the percentage change in the CPI-U. Payment of the annual management fee will be deferred until a change of control or September, 2018, whichever occurs first, and is subject to an annual adjustment equal to the rate of return the Company earns on its investment portfolio. In addition, Fox Paine may propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction policies including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time. Management fee expense of $2.2 million, $2.1 million, and $1.9 million was incurred during the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $6.8 million and $4.6 million, respectively. In addition, the Company paid an $11.0 million advisory fee to Fox Paine in connection with the redemption of 3,397,031 shares on December 29, 2017 as well as other services performed.    See Note 13 for additional information on the share redemption.

During 2015, the Company reimbursed Fox Paine & Company $1.2 million for expenses related to the 2015 redemption of the Company’s ordinary shares. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for more information on the 2015 redemption.

On September 17, 2017, the Company and Fox Paine entered into a confidentiality agreement whereby Fox Paine agrees to keep confidential proprietary information, as defined in the confidentiality agreement, it receives regarding the Company from time to time, including proprietary information it may receive from director or director nominees appointed by Fox Paine.

In connection with the acquisition of American Reliable, the Company agreed to pay to Fox Paine & Company an investment banking fee of 3% of the amount paid plus the additional capital required to operate American Reliable on a standalone basis and a $1.5 million investment advisory fee, which in the aggregate, totaled $6.5 million. This amount was included in corporate and other operating expenses on the Company’s Consolidated Statements of Operations during the year ended December 31, 2015. As payment for these fees, 267,702 A ordinary shares of Global Indemnity were issued under the Global Indemnity plc Share Incentive Plan in May, 2015. These shares cannot be sold until the earlier of five years after January 1, 2015 or a change of control. See Note 16 for additional information on the Company’s share incentive plans including the Global Indemnity plc Share Incentive Plan which was replaced with the Global Indemnity Limited Share Incentive Plan.

Cozen O’Connor

The Company incurred $0.7 million for legal services rendered by Cozen O’Connor during the year ended December 31, 2015. Stephen A. Cozen, the chairman of Cozen O’Connor, was a member of the Company’s Board of Directors until he resigned on December 31, 2015.

Crystal & Company

During each of the years ended December 31, 2016 and 2015, the Company incurred $0.2 million in brokerage fees to Crystal & Company, an insurance broker. James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned on July 24, 2016.

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Assumed earned premium	$4	$27	$2,266
Assumed losses and loss adjustment expenses	(130)	(527)	509

Net payable balances due from Global Indemnity Reinsurance under this agreement are as follows:

	As of December 31,
(Dollars in thousands)	2017	2016
Net payable balance	$(10)	$(107)

15.	Commitments and Contingencies

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2017, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of December 31, 2017, the Company has funded $30.0 million of this commitment leaving $10.0 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of December 31, 2017, the Company has funded $16.5 million of this commitment leaving $33.5 million as unfunded.

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2017, 2016, and 2015 was $3.5 million, $3.7 million, and $3.5 million, respectively. Rent expense was net of sublease income of $0.02 million and $0.07 million for the years ended December 31, 2016 and 2015, respectively. There was no sublease income for the year ended December 31, 2017. At December 31, 2017, future minimum cash payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2018	$3,147
2019	2,192
2020	127

Total	$5,466

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

Prior to January 1, 2017, the prescribed accounting guidance required tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the consolidated statements of cash flows as financing cash inflows. The tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $0.1 million and $0.05 million for the years ended December 31, 2016 and 2015, respectively.

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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2015	612,500	—	612,500	$25.38
Options issued	—	200,000	200,000	$28.37
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	(12,500)	—	(12,500)	$37.70
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2015	600,000	200,000	800,000	$25.94
Options issued	—	—	—	—
Options forfeited	—	(200,000)	(200,000)	$28.37
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2016	600,000	—	600,000	$25.13
Options issued	—	—	—	—
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—

Options outstanding at December 31, 2017	600,000	—	600,000	25.13

Options exercisable at December 31, 2017	300,000	—	300,000	17.87

Of the options outstanding, there are 300,000 options that are not yet exercisable. Vesting of the options is dependent on meeting or exceeding underwriting targets. 60,000 options are related to the 2015 accident year. These options are subject to remeasurement of 2015 accident year results on December 31, 2018. As of December 31, 2017, the written premium target was not met but the targeted 2015 accident year results were met. 90,000 options are related to the 2016 accident year and are subject to remeasurement of accident year results on December 31, 2019. 150,000 options are related to the 2017 accident year and are subject to remeasurement of accident year results on December 31, 2020. As of December 31, 2017 the targeted accident year results for 2016 and 2017 were not met.

During the year ended December 31, 2015, the Company awarded 200,000 options with a strike price of $28.37 which were subsequently forfeited during the year ended December 31, 2016. There were no stock options issued in 2016 or 2017.

The Company recorded ($0.4) million, $0.3 million, and $0.4 million of compensation expense for stock options outstanding under the Plan during the years ended December 31, 2017, 2016, and 2015, respectively.

The Company did not receive any proceeds from the exercise of options during 2017, 2016 or 2015 under the Plan.

All options outstanding are fully amortized as of December 31, 2017.

Option intrinsic values, which are the differences between the fair value of $42.02 at December 31, 2017 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price		Intrinsic Value
Outstanding	600,000	25.13		10.1 million
Exercisable	300,000	17.87	(1)	7.2 million
Exercised (1)	—	—		—

(1)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2017 include the following:

Option Price	Number of options exercisable
$17.87	300,000

Options exercisable at December 31, 2017	300,000

There were no options granted under the Plan in 2017 or 2016. The weighted average fair value of options granted under the Plan was $8.69 in 2015 using a Black-Scholes option-pricing model and the following weighted average assumptions.

2015
Dividend yield	0.0%
Expected volatility	31.59%
Risk-free interest rate	1.7%
Expected option life	5.0 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2017, 2016, and 2015:

Ranges of Exercise Prices	Outstanding at December 31, 2017	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000	$17.87	3.7 years
$30.00 — $37.70	300,000 (1)	$32.38	6.1 years

Total	600,000

(1)	— the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2016		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	4.7 years
$30.00 — $37.70	300,000	(1)	$32.38	7.1 years

Total	600,000

(1)	— the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2015	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000	$17.87	5.7 years
$20.00 — $29.99	200,000	$28.37	9.0 years
$30.00 — $37.70	300,000 (1)	$32.38	8.1 years

Total	800,000

(1)	— the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Restricted Shares

In addition to stock option grants, the Plan also provides for the granting of restricted shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $4.1 million, $3.2 million and $3.5 million for 2017, 2016, and 2015, respectively. The total unrecognized compensation expense for the non-vested restricted stock is $1.7 million at December 31, 2017, which will be recognized over a weighted average life of 1.5 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2014	806,762	441,888	1,248,650
2015	138,507	36,321	174,828
2016	121,346	35,185	156,531
2017	22,503	27,121	49,624

	1,089,118	540,515	1,629,633

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2017, 2016, and 2015:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2015	172,275	$23.76
Shares issued	174,828	$28.24
Shares vested	(70,503)	$25.31
Shares forfeited	(16,695)	$24.11

Non-vested Restricted Shares at December 31, 2015	259,905	$26.33
Shares issued	156,531	$29.44
Shares vested	(111,205)	$26.11
Shares forfeited	(5,633)	$27.25

Non-vested Restricted Shares at December 31, 2016	299,598	$28.02
Shares issued	49,624	$39.42
Shares vested	(116,111)	$29.75
Shares forfeited	(20,299)	$28.63

Non-vested Restricted Shares at December 31, 2017	212,812	$29.67

Based on the terms of the Restricted Share grants, all forfeited shares revert back to the Company.

During 2015, the Company granted an aggregate of 138,507 A ordinary shares to key employees at a weighted average grant date fair value of $28.37 per share under the Plan. Of the shares granted in 2015, 10,574 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to an accident year true-up of bonus year underwriting results as of the third anniversary of the grant and an additional 44,058 shares were granted to the Company’s Chief Executive Officer and other key employees which vest 100% on January 1, 2018. The remaining 83,875 shares were granted to key employees and will vest as follows:

•	16.5% vested on January 1, 2016, 16.5% vested on January 1, 2017, and 17.0% of the granted stock will vest on January 1, 2018.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2018, following a re-measurement of 2014 results as of December 31, 2017.

During 2015, the Company granted 36,321 A ordinary shares, at a weighted average grant date fair value of $27.73 per share, to non-employee directors of the Company under the Plan.

During 2016, the Company granted an aggregate of 121,346 A ordinary shares to key employees at a weighted average grant date fair value of $28.97 per share under the Plan. Of the shares granted in 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant. 5,309 shares were granted to another key employee and were due to vest 100% on February 7, 2019. These shares were forfeited during 2017 as the key employee is no longer employed by the company. 8,253 shares were granted to other key employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval. The remaining 96,585 shares were granted to key employees and will vest as follows:

•	16.5% vested on January 1, 2017. 16.5% and 17.0% of the granted stock will vest on January 1, 2018 and January 1, 2019, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2019, following a re-measurement of 2015 results as of December 31, 2018.

During 2016, the Company granted 35,185 A ordinary shares, at a weighted average grant date fair value of $31.05 per share, to non-employee directors of the Company under the Plan.

During 2017, the Company granted an aggregate of 22,503 A ordinary shares to key employees at a weighted average grant date fair value of $38.21 per share under the Plan. These shares will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on January 1, 2018, January 1, 2019, and January 1, 2020, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2020, following a re-measurement of 2016 results as of December 31, 2019.

During 2017, the Company granted 27,121 A ordinary shares, at a weighted average grant date fair value of $40.42 per share, to non-employee directors of the Company under the Plan.

All of the shares granted to non-employee directors in 2017, 2016, and 2015 were fully vested but subject to certain restrictions.

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

In 2014, Ms. Valko was awarded an additional 300,000 stock options. The stock options which vested as follows: 20% vested on December 31, 2015, 30% vested on December 31, 2016, and the remaining 50% vested on December 31, 2017 were based on achieving underwriting income, premium volume, and underwriting profitability targets, subject to an accident year true up on the 3rd anniversary of each such year. Vesting of the stock options is subject to continued employment. The exercise price applicable to the Stock Options is $25.00 subject to adjustment based on the Company’s average year-end tangible book value per share, the average interest rate of certain Treasury bonds and the time period elapsed between January 1, 2014 and the date the stock options are exercised. The stock options were granted under and are subject to the terms of the Plan, as amended, subject to shareholder approval of such plan to the extent required to affect such grant under the plan.

17.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.9 million, $1.9 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

18.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2017	2016	2015
Net income (loss)	$(9,551)	$49,868	$41,469

Basic earnings per share:
Weighted average shares outstanding — basic	17,308,663	17,246,717	24,253,657

Net income (loss) per share	$(0.55)	$2.89	$1.71

Diluted earnings per share:
Weighted average shares outstanding — diluted (1)	17,308,663	17,547,061	24,505,851

Net income (loss) per share	$(0.55)	$2.84	$1.69

(1)	For the year ended December 31, 2017, “weighted average shares outstanding — basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted average shares for basic earnings per share	17,308,663	17,246,717	24,253,657
Non-vested restricted stock	—	187,526	148,669
Options	—	112,818	103,525

Weighted average shares for diluted earnings per share	17,308,663	17,547,061	24,505,851

If the Company had not incurred a loss in the year ended December 31, 2017, 17,680,209 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 157,441 shares of non-vested restricted stock and 214,105 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2016 and 2015 do not include 300,000 and 500,000 options, respectively, which were deemed to be anti-dilutive. The year ended December 31, 2017 did not have any options that were deemed to be anti-dilutive.

19.	Statutory Financial Information

GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the various U.S. state insurance departments. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are primarily carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets designated as “Non-admitted assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

•	Under SAP, certain premium receivables are non-admitted and are charged against surplus based upon aging criteria.

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

•	Under SAP, a provision for reinsurance is charged to surplus based on the authorized status of reinsurers, available collateral, and certain aging criteria, whereas under GAAP, an allowance for uncollectible reinsurance is established based on management’s best estimate of the collectability of reinsurance receivables.

•	Under SAP, the tax impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 is recorded through surplus, whereas under GAAP, the tax impact is recorded in the Consolidated Statements of Operations.

The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2017, the maximum amount of distributions that could be paid in 2018 by the United National insurance companies and the Penn-America insurance companies under applicable laws and regulations without regulatory approval is approximately $21.0 million and $6.3 million, respectively. The Penn-America insurance companies limitation includes $2.1 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2017 ownership percentages. American Reliable is unable to pay a distribution in 2018 without regulatory approval. During 2017, the United National Insurance Company, the Penn-America Insurance Company, and American Reliable declared and paid dividends of $17.8 million, $7.9 million, and $3.3 million, respectively. In addition, United National Insurance Company paid a $35.0 million dividend, which was previously declared in 2015, to its parent company, American Insurance Services, Inc. during the year ended December 31, 2017.

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

Based on the standards currently adopted, the Company reported in its 2017 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Statutory capital and surplus, as of end of period	$274,586	$323,144	$318,101
Statutory net income (loss)	($19,019)	35,618	48,633

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2017 statutory financial statements that will be filed in 2018, Global Indemnity Reinsurance could pay a dividend of up to $227.1 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash. In 2017, Global Indemnity Reinsurance declared a dividend of $120.0 million to its parent, Global Indemnity. Of this amount, $100.0 million was paid to Global Indemnity in December, 2017. As of December 31, 2017, accrued dividends were $20.0 million.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Statutory capital and surplus, as of end of period	$908,433	$838,923	$713,842
Statutory net income	29,647	32,768	864

20.	Segment Information

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

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment. As a result, the composition of the Company’s reportable segments changed slightly. Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment. In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment. Accordingly, the segment results for 2016 and 2015 have been revised to reflect these changes.

On September 30, 2016, Diamond State Insurance Company sold all the outstanding shares of capital stock of one of its wholly owned subsidiaries, United National Specialty Insurance Company, to an unrelated party. Diamond State Insurance Company received a one-time payment of $18.7 million and recognized a pretax gain of $6.9 million which is reflected in other income in 2016. This transaction did not have an impact on the Company’s ongoing business operations. Subsequent to the sale, any business previously written by United National Specialty Insurance Company is being written by other companies within the Company’s U.S. Insurance Operations.

The following are tabulations of business segment information for the years ended December 31, 2017, 2016, and 2015. Corporate information is included to reconcile segment data to the consolidated financial statements.

2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$212,670		$249,777	(6)	$53,887		$516,334

Net premiums written	$186,448		$209,799		$53,933		$450,180

Net premiums earned	$178,798		$215,983		$43,253		$438,034
Other income	78		6,288		216		6,582

Total revenues	178,876		222,271		43,469		444,616

Losses and Expenses:
Net losses and loss adjustment expenses	62,834		165,798		40,580		269,212
Acquisition costs and other underwriting expenses	75,990	(3)	93,113	(4)	14,630		183,733

Income (loss) from segments	$40,052		$(36,640)		$(11,741)		(8,329)

Unallocated Items:
Net investment income							39,323
Net realized investment gains							1,576
Corporate and other operating expenses							(25,714)
Interest expense							(16,906)

Loss before income taxes							(10,050)
Income tax benefit							499

Net loss							$(9,551)

Total assets	$905,184		$467,525		$628,960	(5)	$2,001,669

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $714 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $862 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries

(6)	Includes ($1,338) of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2016: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$203,061		$302,947	(6)	$59,837		$565,845

Net premiums written	$182,956		$228,183		$59,801		$470,940

Net premiums earned	$189,342		$237,555		$41,568		$468,465
Other income (loss)	6,857		3,712		(224)		10,345

Total revenues	196,199		241,267		41,344		478,810

Losses and Expenses:
Net losses and loss adjustment expenses	75,401		174,528		14,074		264,003
Acquisition costs and other underwriting expenses	81,477	(3)	99,109	(4)	16,064		196,650

Income (loss) from segments	$39,321		$(32,370)		$11,206		18,157

Unallocated Items:
Net investment income							33,983
Net realized investment gains							21,721
Corporate and other operating expenses							(17,338)
Interest expense							(8,905)

Income before income taxes							47,618
Income tax benefit							2,250

Net income							$49,868

Total assets	$790,564		$470,508		$711,874	(5)	$1,972,946

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $756 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $948 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries

(6)	Includes $35,334 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2015: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$213,353		$327,147	(6)	$49,733		$590,233

Net premiums written	$198,404		$253,157		$49,683		$501,244

Net premiums earned	$198,404		$253,948		$51,791		$504,143
Other income (loss)	—		3,493		(93)		3,400

Total revenues	198,404		257,441		51,698		507,543

Losses and Expenses:
Net losses and loss adjustment expenses	98,471		163,045		13,852		275,368
Acquisition costs and other underwriting expenses	84,623	(3)	97,687	(4)	18,993		201,303

Income (loss) from segments	$15,310		$(3,291)		$18,853		30,872

Unallocated Items:
Net investment income							34,609
Net realized investment losses							(3,374)
Corporate and other operating expenses							(24,448)
Interest expense							(4,913)

Income before income taxes							32,746
Income tax benefit							8,723

Net income							$41,469

Total assets	$714,688		$524,912		$717,694	(5)	$1,957,294

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $1,047 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $1,270 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes $55,829 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

21.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2017, 2016, and 2015:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Federal income taxes paid	$133	$195	$104
Federal income taxes recovered	19	4,889	2
Interest paid	14,504	8,771	3,926

Non-Cash Activities

On January 1, 2015, Global Indemnity Group, Inc. acquired 100% of the voting equity interest of American Reliable. In conjunction with the acquisition, fair value of assets acquired and liabilities assumed by the Company were as follows:

(Dollars in thousands)
Fair value of assets acquired (including goodwill)	$383,668
Liabilities assumed	283,871

22.	New Accounting Pronouncements

The following are new accounting guidance which have not yet been adopted.

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

In March, 2017, the FASB issued new accounting guidance which amends the amortization period for certain purchased callable debt securities held at a premium. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instruments. Under the new guidance, the amortization period would be shortened to the earliest call date. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

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

In October, 2016, the FASB issued new accounting guidance regarding intra-entity transfers of assets other than inventory. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. Upon adoption on January 1, 2018, there will be a cumulative adjustment to retained earnings which the Company does not expect to be material to its overall financial condition.

In August, 2016, the FASB issued new accounting guidance regarding the classification of certain cash receipts and cash payments within the statements of cash flows. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate it will have a material impact on its financial condition, results of operations, or cash flows.

In June, 2016, the FASB issued new accounting guidance addressing the measurement of credit losses on financial instruments. For assets held at amortized cost basis, the new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates. For available for sale debt securities, credit losses should be measured similar to current GAAP; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down and allows for the reversal of credit losses in the current period net income. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of this new guidance is permitted as of the fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. This guidance will be applied using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is still evaluating the impact of this guidance on its financial condition, results of operations, and cash flows.

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

In January, 2016, the FASB issued new accounting guidance surrounding the accounting for financial instruments. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In particular, the guidance requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of this new guidance is permitted as of the beginning of the fiscal year of adoption. Upon adoption on January 1, 2018, the Company estimates that a cumulative effect adjustment, net of tax, of approximately $10.0 million will be reclassified from accumulated other comprehensive income and increase retained earnings. However, there will be no net impact to overall equity.

In May, 2014, the FASB issued new accounting guidance regarding the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. While insurance contracts are not within the scope of this guidance, the Company reviewed the requirement of the new guidance to determine whether its revenue recognition policy for fee income will be impacted by this updated guidance. Based on this review, the Company does not believe its accounting policies will be impacted by this new revenue recognition guidance. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.

23.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2017 and 2016 quarterly performance is as follows:

	Year Ended December 31, 2017
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$113,126	$107,073	$108,619	$109,216
Net investment income	8,644	8,840	10,134	11,705
Net realized investment gains (losses)	775	(662)	(963)	2,426
Net losses and loss adjustment expenses	62,561	57,700	82,395	66,556
Acquisition costs and other underwriting expenses	46,551	43,457	45,002	48,723
Income (loss) before income taxes	9,280	7,753	(16,779)	(10,304)
Net income (loss)	12,282	10,089	(8,924)	(22,998)
Per share data — Diluted:
Net income (loss)	$0.70	$0.57	$(0.51)	$(1.33)

	Year Ended December 31, 2016
(Dollars in thousands, except per share data)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Net premiums earned	$121,636		$117,804	$119,553	$109,472
Net investment income	9,746		6,562	8,795	8,880
Net realized investment gains (losses)	(7,493)		(3,492)	1,928	30,778
Net losses and loss adjustment expenses	64,784		78,111	72,162	48,946
Acquisition costs and other underwriting expenses	52,090		48,542	48,129	47,889
Income (loss) before income taxes	1,953		(11,468)	10,598	46,535
Net income (loss)	7,125		(5,165)	9,535	38,373
Per share data — Diluted:
Net income (loss)	$0.41	$	(0.30)	$0.54	$2.18

24.	Subsequent events

On March 4, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to be paid on March 29, 2018 to all shareholders of record as of the close of business on March 21, 2018.

On March 8, 2018, the Company settled its final reserve calculation which resulted in $41.5 million being due to Global Indemnity Group, Inc. in accordance with the Stock Purchase Agreement between Global Indemnity Group, Inc. and American Bankers Insurance Group, Inc. for the purchase of American Reliable. The settlement is comprised of (i) receipt of $38.8 million for loss and loss adjustment expenses paid on or after January 1, 2015 or payable as of December 31, 2017 with respect to losses incurred prior to January 1, 2015, (ii) receipt of $6.2 million for accrued interest and (iii) payment of $3.5 million for the difference between the agreed upon purchase price and actual settlement on January 1, 2015. These amounts are included in other assets on the consolidated balance sheets as of December 31, 2017.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2017. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2017, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Limited

Opinion on Internal Control over Financial Reporting

We have audited Global Indemnity Limited’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Global Indemnity Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15 and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, PA

March 9, 2018

Item 9B.	OTHER INFORMATION

CEO Employment Agreement.

On March 6, 2018 Global Indemnity entered into a Chief Executive Agreement (the “Employment Agreement”) with Cynthia Y. Valko, the Chief Executive Officer (“CEO”). The Employment Agreement provides for an employment term of three years, from January 1, 2018 through December 31, 2020.

Under the Employment Agreement, Ms. Valko is eligible to receive a cash Return on Equity Bonus of up to $600,000 for each fiscal year of the Employment Agreement that Ms. Valko served as the CEO (the “ROE Bonus”). Ms. Valko is eligible to receive a preliminary ROE Bonus (the “Preliminary ROE Bonus”) for each such fiscal year if Global Indemnity’s return on equity percentage for such fiscal year exceeds 85% of the targeted return on equity percentage (as established by the Company’s Compensation Committee) for such fiscal year. If Ms. Valko is still employed by the Company and in good standing through the date of payment she will receive 50% of the Preliminary ROE Bonus, payable no later than April 1 of the calendar year immediately following the year to which such Preliminary ROE Bonus relates. Global Indemnity will retain the remaining 50% unpaid balance of the Preliminary ROE Bonus, which will be paid to Ms. Valko within 90 days after the end of the third full calendar year following a Bonus Year (as defined in the Employment Agreement), regardless of Ms. Valko’s then-current employment status with the Company, but subject to adjustment based on an actuarial assessment of incurred but not reported underwriting losses and loss adjustment expenses and actual underwriting losses and loss adjustment expenses.

Additionally, under the Employment Agreement, Ms. Valko is eligible to receive an annual cash Performance Incentive Bonus of up to $200,000, based on an assessment of her performance during the Bonus Year (as defined by the Employment Agreement) by the Company’s Compensation Committee, in its sole discretion, based upon the assessment of the Company’s Chairman of the Board of Directors, in his sole discretion.

Under the Employment Agreement, Ms. Valko is restricted from selling any A Ordinary Shares of Global Indemnity unless Ms. Valko retains vested Global Indemnity stock options and shares having an aggregate value of at least equal to the lesser of (i) $5,000,000 or (ii) $5,000,000 multiplied by a fraction, the numerator of which is the volume weighted trading price of Global Indemnity’s shares for the 30-day period ending on the relevant measurement date and the denominator of which is $50, and Ms. Valko retains at least 75% of the Global Indemnity options and restricted shares granted to her. Ms. Valko must provide Global Indemnity’s Chairman with advance notice, and receive approval of, any proposed sale.

In addition, Ms. Valko will be granted 300,000 options (“Tranche 3 Options”) to buy Global Indemnity A Ordinary Shares with an exercise price of $50.00 per share. Tranche 3 Options vest 1/3 on December 31 of 2018, 2019 and 2020, if Ms. Valko remains employed and in good standing as of such date. Tranche 3 Options expire on the earlier of December 31, 2027 and 90 calendar days after Ms. Valko is neither employed by Global Indemnity nor a member of the Board of Directors. In 2014, Ms. Valko was granted 300,000 options to buy Global A Ordinary Shares (“Tranche 2 Options”). The Tranche 2 Options will vest on each December 31 of 2018, 2019 and 2020 in an amount based on Ms. Valko’s attainment of the ROE Bonus criteria described above.

In the event of Ms. Valko’s termination by the Company (other than for a Cause Event, as defined in the Employment Agreement), before the expiration of the term, she will receive one month of then-current Base Salary for every completed 12 months of employment prior to the date of termination.

The foregoing description of the Employment Agreement is qualified by reference to the full text of the Chief Executive Agreement, which is filed as Exhibit 10.41 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (“2018 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2018 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2018 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2018 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2018 Proxy Statement.

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

The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 90 are filed as part of this report.

(2) The Financial Statement Schedules listed in the accompanying index on page 90 are filed as part of this report.

Exhibit No.	Description
2.1	American Reliable SPA dated as of October 16, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2014 (File No. 001-34809)).

3.1	Certificate of Incorporation of Global Indemnity Limited (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

3.2	Certificate of Incorporation of Change on Name of Global Indemnity Limited (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

3.3	Amended and Restated Memorandum and Articles of Association of Global Indemnity Limited (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

4.1	Specimen Share Certificate (evidencing the common shares of Global Indemnity Limited) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

4.2	Indenture, dated as of August 12, 2015, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 12, 2015) (File No. 001-34809)).

4.3	First Supplemental Indenture, dated November 7, 2016, among Global Indemnity Limited, Global Indemnity plc and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of August 12, 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

4.4	Officers’ Certificate, dated August 12, 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

4.5	Form of 7.75% Subordinated Notes due 2045 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

4.6	Second Supplemental Indenture, dated as of March 23, 2017, among Global Indemnity Limited, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 23, 2017 (File No. 001-34809)).

4.7	Form of 7.875% Subordinated Notes due 2047 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated March 23, 2017 (File No. 001-34809)).

10.1*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003) (File No. 000-50511)).

10.2*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 1, 2006) (File No. 000-50511)).

10.3*	Letter Agreement, dated March 16, 2011, assigning the 2003 Management Agreement (as amended) and related indemnity agreement, by and among United America Indemnity, Ltd., Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.26 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.4*	Guaranties, dated March 15, 2011, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc., in each case in favor of Fox Paine & Company, LLC, relating to the obligations of Global Indemnity (Cayman) Ltd. under the Letter Agreement, dated March 15, 2011 (incorporated by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-34809)).

10.5*	Amendment No. 3 to the Management Agreement, dated as of April 10, 2011, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34809)).

10.6*	Amended and Restated Management Agreement, dated as of October 31, 2013, by and among Global Indemnity (Cayman) Ltd. and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.7*	Confirmation Letter, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc, Global Indemnity (Cayman) Limited and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.8*	Reaffirmation Agreements, dated as of October 31, 2013, provided by each of United America Indemnity, Ltd., Global Indemnity Reinsurance Company, Ltd., and Global Indemnity Group, Inc. reaffirming the March 15, 2011 Guaranty Agreements (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34809)).

10.9*	Reaffirmation Agreement, dated as of November 7, 2016, by Global Indemnity Group, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.10*	Reaffirmation Agreement, dated as of November 7, 2016, by Global Indemnity Reinsurance Company, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8K-12B dated November 7, 2016 (File No. 001-34809)).

10.11*	Amendment No. 1 and the Global Indemnity plc Share Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 28, 2015 (File No. 001-34809)).

10.12*	Global Indemnity Limited Share Incentive Plan, as amended and restated and effective as of November 7, 2016 (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.13*	Global Indemnity plc Annual Incentive Award Program, amended and restated effective July 2, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.14*	Deed Poll of Assumption for United America Indemnity, Ltd. Annual Incentive Award Program by Global Indemnity plc, dated July 2, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.15*	Global Indemnity Limited Annual Incentive Awards Program, as amended and restated and effective as of November 7, 2016 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.16*	Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.17*	Assignment and Assumption Agreement relating to the Amended and Restated Shareholders Agreement, dated July 2, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.18*	Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 001-34809)).

10.19*	Assignment and Assumption Agreement, dated as of November 7, 2016, between Global Indemnity Limited and Global Indemnity plc (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.20*	Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.21*	Assignment and Assumption Agreement, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc and Fox Paine Capital Fund II International L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.22*	Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.23*	Form of Assignment and Assumption Agreement, dated as of , 2016, between Global Indemnity Limited, Global Indemnity plc, United America Indemnity, Ltd. and certain directors and officers of who may become a party thereto (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.24*	Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

10.25*	Amendment to Executive Employment Agreement with William J. Devlin, Jr., dated November 7, 2016 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12B (File No. 001-34809)).

10.26*	Amendment to the Executive Employment Agreement with William J. Devlin, Jr., dated August 8, 2017 ((incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34809)).

10.27*	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.28*	Amendment to Executive Employment Agreement with Matthew B. Scott, dated November 7, 2016 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.29*	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.30*	Amendment to Executive Employment Agreement with Thomas M. McGeehan, dated November 7, 2016 (incorporated by reference to exhibit 10.10 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.31*	Executive Employment Agreement with Cynthia Y. Valko, dated November 7, 2016 (incorporated by reference to exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.32*	Executive Employment Term Sheet with Stephen Green, dated February 18, 2015 (incorporated by reference to exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.33*	Amendment to the Executive Employment Term Sheet with Stephen Green, dated November 7, 2016 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.34*	Amendment to the Executive Employment Agreement with Stephen Green, dated August 8, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34809)).

10.35	Redemption Agreement, dated October 29, 2015, by and between Global Indemnity plc and the parties listed on Annex A thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated October 29, 2015) (File No. 001-34809)).

10.36	Amended and Restated Additional Redemption Agreement, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc and other parties listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.37	Assignment and Assumption Agreement, dated as of November 7, 2016, among Global Indemnity Limited, Global Indemnity plc, Global Indemnity Group, Inc., American Bankers Insurance Group, Inc. and Assurant, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8K-12B dated November 7, 2016 (File No. 001-34809)).

10.38	Deed Poll, dated as of November 7, 2016, by Global Indemnity Limited (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.39	Institutional Services Customer Agreement dated as of December 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34809)).

10.40	Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-34809)).

10.41*+	Cynthia Valko Chief Executive Agreement.

21.1+	List of Subsidiaries.

23.1+	Consent of Ernst and Young LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity’s Annual Report on Form 10-K for the Year Ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

+	Filed or furnished herewith.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 9, 2018.

SIGNATURE	TITLE

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Cynthia Y. Valko Cynthia Y. Valko	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Thomas M. McGeehan Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ John H. Howes John H. Howes	Director

/s/ Bruce Lederman Bruce Lederman	Director

/s/ Raphael de Balmann Raphael de Balmann	Director

/s/ Joseph W. Brown Joseph W. Brown	Director

/s/ David J. W. Bruce David J. W. Bruce	Director

/s/ Jason B. Hurwitz Jason B. Hurwitz	Director

/s/ Arik Rashkes Arik Rashkes	Director

GLOBAL INDEMNITY LIMITED

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2017
	Cost*	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$105,311	$104,680	$104,680
States, municipalities, and political subdivisions	94,947	95,114	95,114
Mortgage-backed and asset-backed securities	494,825	492,846	492,846
Public utilities	23,467	23,504	23,504
All other corporate bonds	524,594	525,293	525,293

Total fixed maturities	1,243,144	1,241,437	1,241,437

Equity securities:
Common stocks:
Public utilities	9,444	9,748	9,748
Industrial and miscellaneous	115,471	130,481	130,481

Total equity securities	124,915	140,229	140,229

Other long-term investments	77,820	77,820	77,820

Total investments	$1,445,879	$1,459,486	$1,459,486

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts; original cost for other long-term investments adjusted for income or loss earned on investments in accordance with equity method of accounting. All amounts are shown net of impairment losses.

GLOBAL INDEMNITY LIMITED

SCHEDULE II — Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	Years Ended December 31,
	2017	2016
ASSETS
Fixed maturities	$13,118	$3,770
Cash and cash equivalents	11,089	91
Intercompany note receivable (1)	—	750,397
Equity in unconsolidated subsidiaries (1)	1,207,590	292,195
Receivable for securities (1)	—	1
Due from affiliates	4,618	—
Other assets	20,681	59

Total assets	$1,257,096	$1,046,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$222,483	$96,497
Intercompany notes payable (1)	290,498	141,998
Interest payable	3,152	990
Due to affiliates (1)	12,465	8,759
Other liabilities	10,104	318

Total liabilities	538,702	248,562

Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,102,927 and 13,436,548, respectively; A ordinary shares outstanding: 10,073,376 and 13,436,548, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	434,730	430,283
Accumulated other comprehensive income, net of tax	8,983	(618)
Retained earnings	275,838	368,284
A ordinary shares in treasury, at cost: 29,551 and 0 shares, respectively	(1,159)	—

Total shareholders’ equity	718,394	797,951

Total liabilities and shareholders’ equity	$1,257,096	$1,046,513

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II — Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2017	2016
Revenues:
Net investment income	$361	$28
Net realized investment losses	(368)	—

Total revenues	(7)	28
Expenses:
Intercompany interest expense (1)	2,477	198
Interest expense	15,872	1,172
Other expenses	16,801	661

Loss before equity in earnings of unconsolidated subsidiaries	(35,157)	(2,003)
Equity in earnings of unconsolidated subsidiaries (1)	25,606	51,871

Net income	(9,551)	49,868

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	43	(17)
Equity in other comprehensive loss of unconsolidated subsidiaries (1)	9,558	(4,679)

Other comprehensive loss, net of tax	9,601	(4,696)

Comprehensive income, net of tax	$50	$45,172

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II — Condensed Financial Information of Registrant (continued)

(Parent Only)

Statements of Operations and Comprehensive Income

(Dollars in thousands)

Year Ended December 31, 2015
Revenues:
Total revenues	$—
Expenses:
Intercompany interest expense (1)	1,296
Other expenses	8,203

Loss before equity in earnings of unconsolidated subsidiaries	(9,499)
Equity in earnings of unconsolidated subsidiaries (1)	50,968

Net income	41,469

Other comprehensive income (loss), net of tax:
Equity in other comprehensive loss of unconsolidated subsidiaries (1)	(19,306)

Other comprehensive loss, net of tax	(19,306)

Comprehensive income, net of tax	$22,163

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II — Condensed Financial Information of Registrant — (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(24,927)	$1

Cash flows from investing activities:
Proceeds from disposition of subsidiaries	—	456
Dividend received from subsidiary	100,000	—
Capital contribution to a subsidiary	(96,000)	(450)
Proceeds from sale of fixed maturities	12,389	84
Proceeds from maturity of fixed maturities	10,000	—
Purchase of fixed maturities	(32,044)	—

Net cash provided by (used in) investing activities	(5,655)	90

Cash flows from financing activities:
Redemption of ordinary shares	(83,015)	—
Proceeds from issuance of subordinated notes	130,000	—
Debt issuance cost	(4,246)	—
Purchase of A ordinary shares	(1,159)	—

Net cash provided by financing activities	41,580	—

Net change in cash and equivalents	10,998	91
Cash and cash equivalents at beginning of period	91	—

Cash and cash equivalents at end of period	$11,089	$91

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY PLC

SCHEDULE II — Condensed Financial Information of Registrant — (continued)

(Parent Only)

Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31, 2015
Net cash provided by operating activities	$95,891

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	100,000
Debt issuance cost	(3,659)
Purchases of A ordinary shares	(333)
Tax benefit on share-based compensation expense	10
Redemption of ordinary shares	(189,770)

Net cash used for financing activities	(93,752)

Net change in cash and equivalents	2,139
Cash and cash equivalents at beginning of period	46

Cash and cash equivalents at end of period	$2,185

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2017:
Commercial Lines	$21,222	$419,042	$102,191	$—
Personal Lines	27,563	120,255	137,704	—
Reinsurance Operations	12,862	95,367	45,502	—
At December 31, 2016:
Commercial Lines	$19,755	$458,645	$94,698	$—
Personal Lines	28,381	127,350	157,464	—
Reinsurance Operations	9,765	65,047	34,822	—
At December 31, 2015:
Commercial Lines	$20,784	$524,607	$100,027	$—
Personal Lines	31,900	94,359	169,669	—
Reinsurance Operations	3,833	61,081	16,589	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2017:
Commercial Lines	$178,798	$62,834	$42,008	$186,448
Personal Lines	215,983	165,798	56,616	209,799
Reinsurance Operations	43,253	40,580	10,340	53,933

Total	$438,034	$269,212	$108,964	$450,180

For the year ended December 31, 2016:
Commercial Lines	$189,342	$75,401	$42,361	$182,956
Personal Lines	237,555	174,528	61,416	228,183
Reinsurance Operations	41,568	14,074	10,540	59,801

Total	$468,465	$264,003	$114,317	$470,940

For the year ended December 31, 2015:
Commercial Lines	$198,404	$98,471	$43,821	$198,404
Personal Lines	253,948	163,045	31,291	253,157
Reinsurance Operations	51,791	13,852	11,058	49,683

Total	$504,143	$275,368	$86,170	$501,244

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2017	$39,323	$25,714
For the year ended December 31, 2016	33,983	17,338
For the year ended December 31, 2015	34,609	24,448

GLOBAL INDEMNITY LIMITED

SCHEDULE IV — REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2017:
Property & Liability Insurance	$440,109	$79,886	$77,811	$438,034	17.8%
For the year ended December 31, 2016:
Property & Liability Insurance	$466,750	$96,552	$98,267	$468,465	21.0%
For the year ended December 31, 2015:
Property & Liability Insurance	$452,441	$92,852	$144,554	$504,143	28.7%

GLOBAL INDEMNITY LIMITED

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2017:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,928	$251	$—	$—	$2,179
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	—	—	—	8,040
For the year ended December 31, 2016:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,646	$282	$—	$—	$1,928
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,675	(1,635)	—	—	8,040
For the year ended December 31, 2015:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,518	$128	$—	$—	$1,646
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,350	325	—	—	9,675

GLOBAL INDEMNITY LIMITED

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2017	$61,647	$634,664	$1,200	$285,397
As of December 31, 2016	57,901	651,042	2,000	286,984
As of December 31, 2015	56,517	680,047	3,000	286,285

	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
			Current Year	Prior Year
Consolidated Property & Casualty Entities:
For the year ended December 31, 2017	$438,034	$39,323	$323,112	$(53,900)	$108,964	$271,756	$450,180
For the year ended December 31, 2016	468,465	33,983	321,255	(57,252)	114,317	317,369	470,940
For the year ended December 31, 2015	504,143	34,609	310,066	(34,698)	86,170	332,417	501,244

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.