Form 10-Q
period 2018-03-31
Global Indemnity Ltd
filed 2018-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-34809

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

As of May 2, 2018, the registrant had outstanding 10,075,346 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,281,954 and $1,243,144)	$1,262,996	$1,241,437
Equity securities:
At fair value (cost: $133,911 and $124,915)	133,911	140,229
Other invested assets	82,159	77,820

Total investments	1,479,066	1,459,486
Cash and cash equivalents	73,522	74,414
Premiums receivable, net	77,274	84,386
Reinsurance receivables, net	97,647	105,060
Funds held by ceding insurers	49,096	45,300
Federal income taxes receivable	10,157	10,332
Deferred federal income taxes	30,502	26,196
Deferred acquisition costs	61,425	61,647
Intangible assets	22,417	22,549
Goodwill	6,521	6,521
Prepaid reinsurance premiums	24,642	28,851
Receivable for securities sold	—	1,543
Other assets	31,445	75,384

Total assets	$1,963,714	$2,001,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$615,125	$634,664
Unearned premiums	281,062	285,397
Ceded balances payable	11,928	10,851
Payable for securities purchased	10,729	—
Contingent commissions	3,892	7,984
Debt	286,567	294,713
Other liabilities	50,659	49,666

Total liabilities	$1,259,962	1,283,275

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,150,130 and 10,102,927 respectively; A ordinary shares outstanding: 10,075,346 and 10,073,376, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	435,066	434,730
Accumulated other comprehensive income, net of taxes	(16,531)	8,983
Retained earnings	288,187	275,838
A ordinary shares in treasury, at cost: 74,784 and 29,551 shares, respectively	(2,972)	(1,159)

Total shareholders’ equity	703,752	718,394

Total liabilities and shareholders’ equity	$1,963,714	$2,001,669

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2018	2017
Revenues:
Gross premiums written	$124,247	$123,751

Net premiums written	$107,870	$111,506

Net premiums earned	$108,002	$113,126
Net investment income	11,404	8,644
Net realized investment gains (losses):
Other than temporary impairment losses on investments	—	(110)
Other net realized investment gains (losses)	(316)	885

Total net realized investment gains (losses)	(316)	775
Other income	554	1,368

Total revenues	119,644	123,913
Losses and Expenses:
Net losses and loss adjustment expenses	56,072	62,561
Acquisition costs and other underwriting expenses	45,003	46,551
Corporate and other operating expenses	9,260	3,054
Interest expense	4,861	2,467

Income before income taxes	4,448	9,280
Income tax benefit	(1,253)	(3,002)

Net income	$5,701	$12,282

Per share data:
Net income
Basic	$0.41	$0.71

Diluted	$0.40	$0.70

Weighted-average number of shares outstanding
Basic	14,055,022	17,316,015

Diluted	14,285,837	17,646,080

Cash dividends declared per share	$0.25	$—

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2018	2017
Net income	$5,701	$12,282

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(15,188)	5,178
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	(1)	—
Reclassification adjustment for gains included in net income	75	(406)
Unrealized foreign currency translation gains (losses)	(372)	178

Other comprehensive income, net of tax	(15,486)	4,950

Comprehensive income (loss), net of tax	$(9,785)	$17,232

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarter Ended March 31, 2018	Year Ended December 31, 2017
Number of A ordinary shares issued:
Number at beginning of period	10,102,927	13,436,548
Ordinary shares issued under share incentive plans	38,061	2,204
Ordinary shares issued to directors	9,142	27,121
Ordinary shares redeemed	—	(3,397,031)
Adjustment for shares redeemed indirectly owned by subsidiary	—	34,085

Number at end of period	10,150,130	10,102,927

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$434,730	$430,283
Adjustment for shares redeemed indirectly owned by subsidiary	—	706
Share compensation plans	336	3,741

Balance at end of period	$435,066	$434,730

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$8,983	$(618)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(15,113)	8,829
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	(3)
Unrealized foreign currency translation gains	(372)	775

Other comprehensive income (loss)	(15,486)	9,601
Cumulative effect adjustment resulting from adoption of new accounting guidance	(10,028)	—

Balance at end of period	$(16,531)	$8,983

Retained earnings:
Balance at beginning of period	$275,838	$368,284
Cumulative effect adjustment resulting from adoption of new accounting guidance	10,198	—
Ordinary shares redeemed	—	(83,015)
Adjustment for gain on shares redeemed indirectly owned by subsidiary	—	120
Net income (loss)	5,701	(9,551)
Dividends to shareholders ($0.25 per share)	(3,550)	—

Balance at end of period	$288,187	$275,838

Number of treasury shares:
Number at beginning of period	29,551	—
A ordinary shares purchased	45,233	29,551

Number at end of period	74,784	29,551

Treasury shares, at cost:
Balance at beginning of period	$(1,159)	$—
A ordinary shares purchased, at cost	(1,813)	(1,159)

Balance at end of period	$(2,972)	$(1,159)

Total shareholders’ equity	$703,752	$718,394

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,701	$12,282
Adjustments to reconcile net income to net cash used for operating activities:
Amortization and depreciation	1,791	1,553
Amortization of debt issuance costs	66	34
Restricted stock and stock option expense	336	1,121
Deferred federal income taxes	(1,998)	(3,098)
Amortization of bond premium and discount, net	1,543	2,451
Net realized investment gains (losses)	316	(775)
Changes in:
Premiums receivable, net	7,112	11,367
Reinsurance receivables, net	7,413	37,342
Funds held by ceding insurers	(4,168)	(18,651)
Unpaid losses and loss adjustment expenses	(19,539)	(28,954)
Unearned premiums	(4,335)	(11,100)
Ceded balances payable	1,077	(7,125)
Other assets and liabilities, net	45,398	(13,435)
Contingent commissions	(4,092)	(5,901)
Federal income tax receivable/payable	175	1
Deferred acquisition costs, net	222	(189)
Prepaid reinsurance premiums	4,209	9,475

Net cash provided by (used for) operating activities	41,227	(13,602)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	47,148	139,350
Proceeds from sale of equity securities	9,283	5,626
Proceeds from maturity of fixed maturities	18,281	14,418
Proceeds from limited partnerships	2,711	1,908
Amounts received in connection with derivatives	5,490	114
Purchases of fixed maturities	(93,603)	(219,345)
Purchases of equity securities	(7,340)	(8,176)
Purchases of other invested assets	(7,050)	—
Acquisition of business	(3,515)	—

Net cash used for investing activities	(28,595)	(66,105)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(8,212)	7,497
Proceeds from issuance of subordinated notes	—	130,000
Debt issuance cost	—	(4,220)
Dividends paid to shareholders	(3,499)	—
Purchase of A ordinary shares	(1,813)	(1,137)

Net cash provided by (used for) financing activities	(13,524)	132,140

Net change in cash and cash equivalents	(892)	52,433
Cash and cash equivalents at beginning of period	74,414	75,110

Cash and cash equivalents at end of period	$73,522	$127,543

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Limited (“Global Indemnity” or “the Company”) was incorporated on February 9, 2016 and is domiciled in the Cayman Islands. On November 7, 2016, Global Indemnity replaced Global Indemnity plc as the ultimate parent company as a result of a redomestication transaction. The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI. Please see Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s redomestication.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2018 and 2017 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K.

On January 1, 2018, the Company adopted new accounting guidance which requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. Upon adoption, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings. During the quarter ended March 31, 2018, net realized investment gains (losses) included a loss of $4.9 million related to the change in the fair value of equity investments in accordance with this new accounting guidance. In addition, under the new guidance, equity investments, are no longer classified into different categories as either trading or available for sale. Prior to the adoption of this new guidance, equity securities were previously classified as available for sale.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On January 1, 2018, the Company adopted new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows. Upon adoption, the Company made a policy election to use the cumulative earnings approach for presenting distributions received from equity method investees. Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section. Prior to adoption, all distributions received from equity method investees were presented in the investing section of the consolidated statements of cash flows. The provisions of this accounting guidance were adopted on a retrospective basis. As a result, the consolidated statement of cash flows for the quarter ended March 31, 2017 that was included in the Form 10-Q for the quarterly period ended March 31, 2017 was restated. For the quarter ended March 31, 2017, net cash flows from operating activities was increased by $1.7 million and net cash flows from investing activities” was reduced by $1.7 million.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2018
Fixed maturities:
U.S. treasury and agency obligations	$99,713	$476	$(2,060)	$98,129	$—
Obligations of states and political subdivisions	95,708	304	(601)	95,411	—
Mortgage-backed securities	176,983	313	(3,511)	173,785	—
Asset-backed securities	203,834	115	(1,204)	202,745	(1)
Commercial mortgage-backed securities	151,337	58	(3,554)	147,841	—
Corporate bonds	431,814	417	(7,424)	424,807	—
Foreign corporate bonds	122,565	9	(2,296)	120,278	—

Total fixed maturities	1,281,954	1,692	(20,650)	1,262,996	(1)
Common stock	133,911	—	—	133,911	—
Other invested assets	82,159	—	—	82,159	—

Total	$1,498,024	$1,692	$(20,650)	$1,479,066	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2017
Fixed maturities:
U.S. treasury and agency obligations	$105,311	$562	$(1,193)	$104,680	$—
Obligations of states and political subdivisions	94,947	441	(274)	95,114	—
Mortgage-backed securities	150,237	404	(1,291)	149,350	—
Asset-backed securities	203,827	267	(393)	203,701	(1)
Commercial mortgage-backed securities	140,761	101	(1,067)	139,795	—
Corporate bonds	422,486	2,295	(1,391)	423,390	—
Foreign corporate bonds	125,575	377	(545)	125,407	—

Total fixed maturities	1,243,144	4,447	(6,154)	1,241,437	(1)
Common stock	124,915	18,574	(3,260)	140,229	—
Other invested assets	77,820	—	—	77,820	—

Total	$1,445,879	$23,021	$(9,414)	$1,459,486	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 6% and 5% of shareholders’ equity at March 31, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$68,903	$68,736
Due in one year through five years	431,430	425,571
Due in five years through ten years	240,272	235,140
Due in ten years through fifteen years	4,215	4,170
Due after fifteen years	4,980	5,008
Mortgage-backed securities	176,983	173,785
Asset-backed securities	203,834	202,745
Commercial mortgage-backed securities	151,337	147,841

Total	$1,281,954	$1,262,996

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2018. Due to new accounting guidance implemented in 2018 regarding the treatment of gains and losses on equity securities, common stock is no longer included in the table:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$69,992	$(1,813)	$20,223	$(247)	$90,215	$(2,060)
Obligations of states and political subdivisions	46,524	(454)	7,711	(147)	54,235	(601)
Mortgage-backed securities	165,295	(3,453)	1,756	(58)	167,051	(3,511)
Asset-backed securities	148,609	(1,158)	6,399	(46)	155,008	(1,204)
Commercial mortgage-backed securities	113,728	(2,766)	27,292	(788)	141,020	(3,554)
Corporate bonds	320,235	(6,429)	52,303	(995)	372,538	(7,424)
Foreign corporate bonds	93,828	(1,951)	16,452	(345)	110,280	(2,296)

Total fixed maturities	$958,211	$(18,024)	$132,136	$(2,626)	$1,090,347	$(20,650)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

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

GLOBAL INDEMNITY LIMITED

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2018, gross unrealized losses related to U.S. treasury and agency obligations were $2.060 million. Of this amount, $0.247 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of March 31, 2018, gross unrealized losses related to obligations of states and political subdivisions were $0.601 million. Of this amount, $0.147 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of March 31, 2018, gross unrealized losses related to mortgage-backed securities were $3.511 million. Of this amount, $0.058 million have been in an unrealized loss position for twelve months or greater. 97.3% of the unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Asset backed securities (“ABS”) – As of March 31, 2018, gross unrealized losses related to asset backed securities were $1.204 million. Of this amount, $0.046 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.9. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) – As of March 31, 2018, gross unrealized losses related to the CMBS portfolio were $3.554 million. Of this amount, $0.788 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 28.4. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds – As of March 31, 2018, gross unrealized losses related to corporate bonds were $7.424 million. Of this amount, $0.995 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of March 31, 2018, gross unrealized losses related to foreign bonds were $2.296 million. Of this amount, $0.345 million have been in an unrealized loss position for twelve months or greater. 78.3% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2018 and 2017:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Fixed maturities:
OTTI losses, gross	$—	$(31)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—

Net impairment losses on fixed maturities recognized in earnings	—	(31)
Equity securities	—	(79)

Total	$—	$(110)

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of March 31, 2018 and 2017 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$13	$31
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—

Balance at end of period	$13	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2018 and December 31, 2017 was as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Net unrealized gains (losses) from:
Fixed maturities	$(18,958)	$(1,707)
Common stock	—	15,314
Foreign currency fluctuations	179	551
Deferred taxes	2,248	(5,175)

Accumulated other comprehensive income, net of tax	$(16,531)	$8,983

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2018 and 2017:

Quarter Ended March 31, 2018 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$8,272	$711	$8,983
Other comprehensive income (loss) before reclassification	(15,189)	(372)	(15,561)
Amounts reclassified from accumulated other comprehensive income (loss)	75	—	75

Other comprehensive income (loss)	(15,114)	(372)	(15,486)

Cumulative-effect adjustment	(9,868)	(160)	(10,028)

Ending balance	$(16,710)	$179	$(16,531)

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Quarter Ended March 31, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(554)	$(64)	$(618)
Other comprehensive income (loss) before reclassification	5,171	185	5,356
Amounts reclassified from accumulated other comprehensive income (loss)	(399)	(7)	(406)

Other comprehensive income (loss)	4,772	178	4,950

Ending balance	$4,218	$114	$4,332

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2018 and 2017 were as follows:

(Dollars in thousands) Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended March 31,
		2018	2017
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$93	$(701)
	Other than temporary impairment losses on investments	—	110

	Total before tax	93	(591)
	Income tax (benefit)	(18)	192

	Unrealized gains and losses on available for sale securities, net of tax	75	(399)

Foreign currency items	Other net realized investment (gains)	—	(11)
	Income tax expense	—	4

	Foreign currency items, net of tax	—	(7)

Total reclassifications	Total reclassifications, net of tax	$75	$(406)

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Fixed maturities:
Gross realized gains	$24	$189
Gross realized losses	(117)	(83)

Net realized gains (losses)	(93)	106

Common stock:
Gross realized gains	3,453	575
Gross realized losses	(7,827)	(79)

Net realized gains (losses)	(4,374)	496

Derivatives:
Gross realized gains	4,801	1,236
Gross realized losses	(650)	(1,063)

Net realized gains (1)	4,151	173

Total net realized investment gains (losses)	$(316)	$775

(1)	Includes $0.7 million and $1.1 million of periodic net interest settlements related to the derivatives for the quarters ended March 31, 2018 and 2017, respectively.

New accounting guidance regarding equity securities was implemented during the quarter ended March 31, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period. See Note 13 for additional information regarding new accounting pronouncements. The following table shows the calculation of the portion of realized gains and losses related to common stock being held as of March 31, 2018:

Quarter Ended March 31,
(Dollars in thousands)	2018
Net gains and losses recognized during the period on equity securities	$(4,374)
Less: Net gains and losses recognized during the period on equity securities sold during the period	554

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(4,928)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Fixed maturities	$47,148	$139,350
Equity securities	9,283	5,626

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Fixed maturities	$8,528	$6,678
Equity securities	999	990
Cash and cash equivalents	264	84
Other invested assets	2,323	1,692

Total investment income	12,114	9,444
Investment expense	(710)	(800)

Net investment income	$11,404	$8,644

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Net investment income	$11,404	$8,644

Net realized investment gains (losses)	(316)	775
Change in unrealized holding gains (losses)	(17,623)	7,017

Net realized and unrealized investment returns	(17,939)	7,792

Total investment return	$(6,535)	$16,436

Total investment return % (1)	(0.4%)	1.1%

Average investment portfolio (2)	$1,538,651	$1,559,965

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2018, the Company held insurance enhanced asset-backed, commercial mortgage-backed, and credit securities with a market value of approximately $33.0 million. Approximately $1.1 million of these securities were tax-free municipal bonds, which represented approximately 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2018, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$1,136	$—	$—	$1,136

Total backed by financial guarantors	1,136	—	—	1,136
Other credit enhanced municipal bonds	—	—	—	—

Total	$1,136	$—	$—	$1,136

In addition to the tax-free municipal bonds, the Company held $31.9 million of insurance enhanced bonds, which represented approximately 2.1% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The insurance enhanced bonds are comprised of $21.6 million of taxable municipal bonds, $10.2 million of commercial

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

mortgage-backed securities, and $0.1 million of asset-backed securities. The financial guarantors of the Company’s $31.9 million of insurance enhanced asset-backed, commercial-mortgage-backed, and taxable municipal securities include Municipal Bond Insurance Association ($6.3 million), Assured Guaranty Corporation ($15.4 million), and Federal Home Loan Mortgage Corporation ($10.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2018.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of March 31, 2018 and December 31, 2017:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2018	December 31, 2017
On deposit with governmental authorities	$26,412	$26,852
Intercompany trusts held for the benefit of U.S. policyholders	291,974	328,494
Held in trust pursuant to third party requirements	96,803	94,098
Letter of credit held for third party requirements	2,707	3,944
Securities held as collateral for borrowing arrangements (1)	78,053	88,040

Total	$495,949	$541,428

(1)	Amount required to collateralize margin borrowing facility.

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $22.9 million and $26.3 million as of March 31, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $37.2 million and $40.5 million at March 31, 2018 and December 31, 2017, respectively. The fair value of a second VIE that provides financing for middle market companies, was $36.4 million and $33.8 million at March 31, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $41.6 million and $43.8 million at March 31, 2018 and December 31, 2017, respectively. The fair value of a third VIE that also invests in distressed securities and assets, was $22.9 million and $17.8 million as of March 31, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $52.1 million and $51.3 million at March 31, 2018 and December 31, 2017, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)		March 31, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(3,168)	$200,000	$(7,968)

The following table summarizes the net gain included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2018 and 2017:

	Consolidated Statements of Operations Line	Quarters Ended March 31,
(Dollars in thousands)		2018	2017
Interest rate swap agreements	Net realized investment gain	$4,151	$173

As of March 31, 2018 and December 31, 2017, the Company is due $2.9 million and $3.1 million, respectively, for funds it needed to post to execute the swap transaction and $3.6 million and $9.5 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2018	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$98,129	$—	$—	$98,129
Obligations of states and political subdivisions	—	95,411	—	95,411
Mortgage-backed securities	—	173,785	—	173,785
Commercial mortgage-backed securities	—	147,841	—	147,841
Asset-backed securities	—	202,745	—	202,745
Corporate bonds	—	424,807	—	424,807
Foreign corporate bonds	—	120,278	—	120,278

Total fixed maturities	98,129	1,164,867	—	1,262,996
Common stock	133,911	—	—	133,911

Total assets measured at fair value (1)	$232,040	$1,164,867	$—	$1,396,907

Liabilities:
Derivative instruments	$—	$3,168	$—	$3,168

Total liabilities measured at fair value	$—	$3,168	$—	$3,168

(1)	Excluded from the table above are limited partnerships of $82.2 million at March 31, 2018 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$104,680	$—	$—	$104,680
Obligations of states and political subdivisions	—	95,114	—	95,114
Mortgage-backed securities	—	149,350	—	149,350
Commercial mortgage-backed securities	—	139,795	—	139,795
Asset-backed securities	—	203,701	—	203,701
Corporate bonds	—	423,390	—	423,390
Foreign corporate bonds	—	125,407	—	125,407

Total fixed maturities	104,680	1,136,757	—	1,241,437
Common stock	140,229	—	—	140,229

Total assets measured at fair value (1)	$244,909	$1,136,757	$—	$1,381,666

Liabilities:
Derivative instruments	$—	$7,968	$—	$7,968

Total liabilities measured at fair value	$—	$7,968	$—	$7,968

(1)	Excluded from the table above are limited partnerships of $77.8 million at December 31, 2017 whose fair value is based on net asset value as a practical expedient.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$64,018	$64,018	$72,230	$72,230
7.75% Subordinated Notes due 2045 (1)	96,650	99,770	96,619	100,059
7.875% Subordinated Notes due 2047 (2)	125,899	129,175	125,864	130,429

Total	$286,567	$292,963	$294,713	$302,718

(1)	As of March 31, 2018 and December 31, 2017, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.4 million.
(2)	As of March 31, 2018 and December 31, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.1 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand. The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2018 and 2017.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	22,938	14,214	26,262	14,214
Private Middle Market Loan Fund, LP (3)	36,361	5,200	33,760	10,000
Distressed Debt Fund, LP (4)	22,860	29,250	17,798	33,500

Total	$82,159	$48,664	$77,820	$57,714

(1)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company continues to hold an investment in this limited partnership and has written the fair value down to zero.
(2)	This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020.
(3)	This limited partnership provides financing for middle market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the investment management agreement, the Company anticipates its interest to be redeemed no later than 2024.
(4)	This limited partnership invests in stressed and distressed debt instruments. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $2.3 million and $1.7 million for the quarters ended March 31, 2018 and 2017, respectively.

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

During the quarters ended March 31, 2018 and 2017, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

As of March 31, 2018, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters ended March 31, 2018 and 2017 were as follows:

Quarter Ended March 31, 2018: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$10,315	$113,932	$—	$124,247

Net premiums written	$10,314	$97,556	$—	$107,870

Net premiums earned	48,022	59,980	—	108,002
Net investment income	15,221	7,188	(11,005)	11,404
Net realized investment losses	(5)	(311)	—	(316)
Other income	51	503	—	554

Total revenues	63,289	67,360	(11,005)	119,644
Losses and Expenses:
Net losses and loss adjustment expenses	20,565	35,507	—	56,072
Acquisition costs and other underwriting expenses	21,140	23,863	—	45,003
Corporate and other operating expenses	4,399	4,861	—	9,260
Interest expense	4,841	11,025	(11,005)	4,861

Income (loss) before income taxes	$12,344	$(7,896)	$—	$4,448

Quarter Ended March 31, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$54,102	$107,936	$(38,287)	$123,751

Net premiums written	$54,087	$57,419	$—	$111,506

Net premiums earned	$50,933	$62,193	$—	$113,126
Net investment income	12,328	4,959	(8,643)	8,644
Net realized investment gains	41	734	—	775
Other income	87	1,281	—	1,368

Total revenues	63,389	69,167	(8,643)	123,913
Losses and Expenses:
Net losses and loss adjustment expenses	20,860	41,701	—	62,561
Acquisition costs and other underwriting expenses	22,688	23,863	—	46,551
Corporate and other operating expenses	1,207	1,847	—	3,054
Interest expense	2,324	8,786	(8,643)	2,467

Income (loss) before income taxes	$16,310	$(7,030)	$—	$9,280

For the quarter ended March 31, 2017, the Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, as reported in the table above, includes the results of the quota share agreement between Global Indemnity Reinsurance and the Insurance Operations. This quota share agreement was cancelled on a runoff basis effective January 1, 2018.

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Current income tax expense:
Foreign	$179	$96
U.S. Federal	566	—

Total current income tax expense	745	96

Deferred income tax benefit:
U.S. Federal	(1,998)	(3,098)

Total income tax benefit	$(1,253)	$(3,002)

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

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
(Dollars in thousands)	2018		2017
	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(1,536)	(34.5%)	$(2,364)	(25.5%)
Adjustments:
Tax exempt interest	(1)	(0.0)	(84)	(0.9)
Dividend exclusion	(65)	(1.5)	(193)	(2.1)
Base Erosion Anti-Abuse Tax	566	12.7	—	—
Other	(217)	(4.9)	(361)	(3.8)

Actual tax on continuing operations	$(1,253)	(28.2%)	$(3,002)	(32.3%)

The effective income tax benefit rate for the quarter ended March 31, 2018 was 28.2%, compared with an effective income tax benefit rate of 32.3%, for the quarter ended March 31, 2017. The decrease in the effective income tax benefit rate in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 is due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 and the Base Erosion Anti-Abuse Tax (“BEAT”) that became effective upon the passage of the Tax Cuts and Jobs Act (“TCJA”). Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

Financial results for the quarter ended March 31, 2018 reflect provisional tax estimates related to the TCJA. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board (“FASB”), these estimates may be adjusted during 2018. During the quarter ended March 31, 2018, there were no adjustments to provisional tax estimates recorded in prior periods.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017. The TCJA repealed the corporate AMT. The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021. The Company has a net operating loss (“NOL”) carryforward of $14.7 million as of March 31, 2018, which begins to expire in 2036 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2017 was $16.3 million. The Company has a Section 163(j) (“163(j)”) carryforward of $7.9 million as of March 31, 2018 and December 31, 2017 which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$634,664	$651,042
Less: Ceded reinsurance receivables	97,243	130,439

Net balance at beginning of period	537,421	520,603
Purchased reserves gross	—	2,496
Purchased reserves ceded	—	549

Purchased reserves, net of third party reinsurance	—	3,045

Incurred losses and loss adjustment expenses related to:
Current year	61,999	72,691
Prior years	(5,927)	(10,130)

Total incurred losses and loss adjustment expenses	56,072	62,561

Paid losses and loss adjustment expenses related to:
Current year	17,454	24,384
Prior years	53,228	42,383

Total paid losses and loss adjustment expenses	70,682	66,767

Net balance at end of period	522,811	519,442
Plus: Ceded reinsurance receivables	92,314	102,646

Balance at end of period	$615,125	$622,088

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the first quarter of 2018, the Company reduced its prior accident year loss reserves by $5.9 million, which consisted of a $2.7 million decrease related to Commercial Lines, $1.1 million decrease related to Personal Lines, and a $2.1 million decrease related to Reinsurance Operations.

The $2.7 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•	General Liability: A $1.4 million reduction primarily due to lower than expected claims severity in the 2004 through 2014 accident years partially offset by increases in the 2015 through 2017 accident years.

•	Commercial Auto Liability: A $1.0 million reduction in the 2010 and 2012 accident years reflects lower than anticipated claims severity.

•	Property: A $0.4 million decrease in the non-catastrophe property reserve category. The decrease reflects slightly lower than expected claims frequency and severity, primarily in the 2015 and 2017 accident years, partially offset by an increase in the 2016 accident year for the property catastrophe reserve category.

The $1.1 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $0.9 million reduction primarily in the agriculture reserve category for the 2015 and 2017 accident years, partially offset by an increase in the 2016 accident year. The decrease reflects lower than expected claims frequency and severity.

The $2.1 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2015 and 2016, partially offset by increases in the 2013, 2014 and 2017 accident years. Ultimate losses were adjusted in these accident years based on a review of the experience reported from cedants.

In the first quarter of 2017, the Company reduced its prior accident year loss reserves by $10.1 million, which consisted of a $5.3 million decrease related to Commercial Lines, a $3.2 million decrease related to Personal Lines, and a $1.7 million decrease related to Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

Loss indemnification related to Purchase of American Reliable

On March 8, 2018, the Company settled its final reserve calculation which resulted in $41.5 million being due to Global Indemnity Group, Inc. in accordance with the Stock Purchase Agreement between Global Indemnity Group, Inc. and American Bankers Insurance Group, Inc. for the purchase of American Reliable. The settlement is comprised of (i) receipt of $38.8 million for loss and loss adjustment expenses paid on or after January 1, 2015 or payable as of December 31, 2017 with respect to losses incurred prior to January 1, 2015, (ii) receipt of $6.2 million for accrued interest and (iii) payment of $3.5 million for the difference between the agreed upon purchase price and actual settlement on January 1, 2015. These amounts, which were included in other assets on the consolidated balance sheets as of December 31, 2017, were received on March 9, 2018.

7.	Shareholders’ Equity

Repurchases of the Company’s Ordinary Shares

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2018:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	26,639	(2)	$42.02	—	—
March 1-31, 2018	18,594	(2)	$37.27	—	—

Total	45,233		$40.07	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

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

There were no B ordinary shares that were surrendered or repurchased during the quarters ended March 31, 2018 or 2017.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends

On March 4, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018. On March 29, 2018, dividends totaling $3.5 million were paid to shareholders. As of March 31, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.05 million.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s dividend program.

8.	Related Party Transactions

Fox Paine & Company (“Fox Paine”)

As of March 31, 2018, Fox Paine beneficially owned shares having approximately 82% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company, and Fox Paine may propose and negotiate transaction fees with the Company, subject to the provisions of the Company’s related party transaction policies including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time. The Company incurred management fees of $0.5 million during each of the quarters ended March 31, 2018 and 2017 as part of the annual management fee paid to Fox Paine. As of March 31, 2018 and December 31, 2017, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $7.3 million and $6.8 million, respectively. During the quarter ended March 31, 2018, Fox Paine also performed advisory services for the Company in relation to a transaction whereby one of the Company’s indirect wholly owned subsidiaries became a co-obligor on the Company’s subordinated notes during the second quarter of 2018. The advisory services were performed during the first and second quarter of 2018. The total fee for these services is estimated to be $12.5 million. The Company estimates that 50% of the services were provided in the first quarter of 2018 and has included $6.25 million in corporate expense and accrued $6.25 million in other liabilities as of March 31, 2018. The remainder of the fee will be recorded in the second quarter of 2018.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2018, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of March 31, 2018, the Company has completely funded the $40.0 million commitment. Of this amount, $5.2 million is still recallable.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed debt instruments. As of March 31, 2018, the Company has funded $20.8 million of this commitment leaving $29.2 million as unfunded.

10.	Share-Based Compensation Plans

Options

On March 6, 2018, the Company entered into a Chief Executive Agreement (the “Employment Agreement”) with Cynthia Y. Valko, the Company’s Chief Executive Officer. In accordance with the Employment Agreement, the vesting schedule on the 300,000 stock options issued in 2014 (“Tranche 2 Options”) was modified. The Tranche 2 Options will now vest on each December 31 of 2018, 2019 and 2020 in an amount based on Ms. Valko’s attainment of Return on Equity criteria specified in the Employment Agreement. As a result of applying modification accounting, stock based compensation was reduced by $0.3 million during the quarter ended March 31, 2018.

Under the terms of the Employment Agreement, Ms. Valko was also granted an additional 300,000 Time-Based Options (“Tranche 3 Options”) with an exercise price of $50 per share. Tranche 3 Options vest 1/3 on December 31 of 2018, 2019 and 2020, if Ms. Valko remains employed and in good standing as of such date. Tranche 3 Options expire on the earlier of December 31, 2027 and 90 calendar days after Ms. Valko is neither employed by Global Indemnity nor a member of the Board of Directors.

Other than the Tranche 3 Options granted to Ms. Valko, no additional stock options were awarded during the quarter ended March 31, 2018. No stock options were awarded during the quarter ended March 31, 2017. No unvested stock options were forfeited during the quarters ended March 31, 2018 or 2017.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Restricted Shares

During the quarter ended March 31, 2018, the Company granted 38,778 A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan. 11,843 of these shares vested immediately. The remainder will vest as follows

•	16.5%, 16.5%, and 17.0% of the granted stock vest on January 1, 2019, January 1, 2020, and January 1, 2021, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

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

During the quarters ended March 31, 2018 and 2017, the Company granted 9,142 and 6,700 A ordinary shares, respectively, at a weighted average grant date value of $34.52 and $38.49 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2018 and 2017 were fully vested but are subject to certain restrictions.

11.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2018	2017
Net income	$5,701	$12,282

Basic earnings per share:
Weighted average shares outstanding – basic	14,055,022	17,316,015

Net income per share	$0.41	$0.71

Diluted earnings per share:
Weighted average shares outstanding – diluted	14,285,837	17,646,080

Net income per share	$0.40	$0.70

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2018	2017
Weighted average shares for basic earnings per share	14,055,022	17,316,015
Non-vested restricted stock	68,782	136,380
Options	162,033	193,685

Weighted average shares for diluted earnings per share	14,285,837	17,646,080

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The weighted average shares outstanding used to determine dilutive earnings per share for the quarter ended March 31, 2018 does not include 600,000 shares which were deemed to be anti-dilutive. There were no anti-dilutive shares for the quarter ended March 31, 2017.

12.	Segment Information

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

The following are tabulations of business segment information for the quarters ended March 31, 2018 and 2017.

Quarter Ended March 31, 2018: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$53,773		$60,165	(6)	$10,309		$124,247

Net premiums written	$48,306		$49,255		$10,309		$107,870

Net premiums earned	$47,362		$50,612		$10,028		$108,002
Other income	—		503		51		554

Total revenues	47,362		51,115		10,079		108,556

Losses and Expenses:
Net losses and loss adjustment expenses	25,029		27,621		3,422		56,072
Acquisition costs and other underwriting expenses	19,205	(3)	22,179	(4)	3,619		45,003

Income from segments	$3,128		$1,315		$3,038		$7,481

Unallocated Items:
Net investment income							11,404
Net realized investment loss							(316)
Corporate and other operating expenses							(9,260)
Interest expense							(4,861)

Income before income taxes							4,448
Income tax benefit							1,253

Net income							$5,701

Total assets	$893,115		$494,908		$575,691	(5)	$1,963,714

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $174 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $206 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($867) of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Quarter Ended March 31, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$45,911		$62,017	(6)	$15,823		$123,751

Net premiums written	$41,115		$54,583		$15,808		$111,506

Net premiums earned	$44,992		$58,663		$9,471		$113,126
Other income	—		1,281		87		1,368

Total revenues	44,992		59,944		9,558		114,494

Losses and Expenses:
Net losses and loss adjustment expenses	20,424		38,715		3,422		62,561
Acquisition costs and other underwriting expenses	19,019	(3)	24,534	(4)	2,998		46,551

Income (loss) from segments	$5,549		$(3,305)		$3,138		$5,382

Unallocated Items:
Net investment income							8,644
Net realized investment gain							775
Corporate and other operating expenses							(3,054)
Interest expense							(2,467)

Income before income taxes							9,280
Income tax benefit							3,002

Net income							12,282

Total assets	$877,798		$479,640		$714,947	(5)	$2,072,385

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $120 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $293 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $1,051 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

13.	New Accounting Pronouncements

Accounting Standards Adopted in 2018

In March, 2018, the FASB issued new accounting guidance whereby the SEC provided clarification to address any uncertainty or diversity of views in practice related to the application of ASC Topic 740, Income Taxes, in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under Account Standards Codification (“ASC”) Topic 740 for certain income tax effects of the TCJA for the reporting period in which the Act was enacted. This guidance is effective immediately. Accordingly, provisional estimates were recorded based on the Company’s initial analysis and current interpretation of the legislation and disclosed in the notes above. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

In February, 2018, the FASB issued new accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The amendments in this Update also require certain disclosures related to stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company early adopted the provisions of this new guidance on January 1, 2018 and made an election to reclassify, in its entirety, all stranded tax effects related to TCJA. As a result, the Company recorded a cumulative effect adjustment of $0.1 million which was reclassified from accumulated other comprehensive income to retained earnings. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In May, 2017, the FASB issued updated accounting guidance which clarified whether changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this guidance during the first quarter of 2018. The provisions of this guidance were adopted on a prospective basis. As a result of adopting this guidance, stock based compensation was reduced by $0.3 million during the quarter ended March 31, 2018. The adjustment was due to the Company entering into an Employment Agreement with its Chief Executive Officer which modified the vesting schedule on 300,000 options issued in 2014. The Company did not record a cumulative effect adjustment to shareholders’ equity as a result of adopting this guidance and the adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

In October, 2016, the FASB issued new accounting guidance regarding intra-entity transfers of assets other than inventory. Prior to adoption, the tax effects of intra-entity asset transfers (intercompany sales) were deferred until the transferred asset was sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. Upon adoption on January 1, 2018, the Company applied the provisions of this guidance on a modified retrospective basis resulting in a cumulative-effect adjustment which increased retained earnings by $0.2 million. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

In August, 2016, the FASB issued new accounting guidance regarding the classification of certain cash receipts and cash payments within the statements of cash flows. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for public business entities for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company made an accounting policy election to use the cumulative earnings approach for presenting distributions received from equity method investees. Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section. Prior to adoption, all distributions received from equity method investees were presented in the investing section of the consolidated statements of cash flows. The other cash flow issues addressed by the new guidance did not impact the Company. The provisions of this accounting guidance were adopted on a retrospective basis. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

In January, 2016, the FASB issued new accounting guidance surrounding the accounting for financial instruments. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In particular, the guidance requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings. During the quarter ended March 31, 2018, net realized investment gains (losses) included a loss of $4.9 million related to the change in the fair value of equity investments in accordance with this new accounting guidance.

In May, 2014, the FASB issued new accounting guidance regarding the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the standard and all related amendments using the modified retrospective method. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. As such,

GLOBAL INDEMNITY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

revenue within the scope of the new guidance primarily includes fee income. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows. There were no material changes in the timing or measurement of revenues based upon the guidance. As a result, there is no cumulative effect on retained earnings.

Recently Issued Accounting Guidance Not Yet Adopted

Please see Note 22 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on accounting pronouncements issued in 2017 which have not been implemented in 2018.

14.	Subsequent Events

On April 25, 2018, Global Indemnity Group, Inc. (“GIGI”), an indirect wholly owned subsidiary of the Company, became a subordinated co-obligor with respect to the 7.75% Subordinated Notes due in 2045 and the 7.875% Subordinated Notes due in 2047 with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of and interest on the Notes of any series when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder. Notwithstanding the foregoing, GIGI’s obligations (including the obligation to pay the principal of and interest in respect of the Notes of any series) are subject to subordination to all monetary obligations or liabilities of GIGI owing to Global Indemnity Reinsurance, Ltd., a wholly owned subsidiary of the Company, and/or any other regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of GIGI for borrowed money.

In conjunction with the co-obligor transaction discussed above, Fox Paine performed advisory services during the first and second quarters of 2018. The total fee for these services is estimated to be $12.5 million. The Company estimates that 50% of the services were provided in the first quarter of 2018 and has included $6.25 million in corporate expense and accrued $6.25 million in other liabilities. The remainder of the fee will be recorded in the second quarter of 2018.

GLOBAL INDEMNITY LIMITED

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Developments

During the quarter ended March 31, 2018, the Company received regulatory approval to terminate the quota share agreement between Global Indemnity Reinsurance and the Company’s U.S. insurance companies effective January 1, 2018.

On March 4, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018. On March 29, 2018, dividends totaling $3.5 million were paid to shareholders. As of March 31, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.05 million.

On April 25, 2018 the Company and Global Indemnity Group, Inc., an indirect wholly owned subsidiary of the Company, entered into an agreement pursuant to which Global Indemnity Group, Inc. agreed to become a subordinated co-obligor with respect to the 7.75% subordinated notes due 2045 and the 7.875% subordinated notes due 2047. Please see Note 14 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on this transaction.

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

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 250 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to any of these policies or underlying methodologies during the current year except for the following:

•	The Company adopted new accounting guidance which requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income.

•	The Company adopted new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows. Upon adoption, the Company made a policy election to use the cumulative earnings approach for presenting distributions received from equity method investees. Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section.

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2018 and 2017:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018	2017
Gross premiums written	$124,247	$123,751	0.4%

Net premiums written	$107,870	$111,506	(3.3%)

Net premiums earned	$108,002	$113,126	(4.5%)
Other income	554	1,368	(59.5%)

Total revenues	108,556	114,494	(5.2%)
Losses and expenses:
Net losses and loss adjustment expenses	56,072	62,561	(10.4%)
Acquisition costs and other underwriting expenses	45,003	46,551	(3.3%)

Underwriting income	7,481	5,382	39.0%
Net investment income	11,404	8,644	31.9%
Net realized investment gains (losses)	(316)	775	(140.8%)
Corporate and other operating expenses	(9,260)	(3,054)	203.2%
Interest expense	(4,861)	(2,467)	97.0%

Income before income taxes	4,448	9,280	(52.1%)
Income tax benefit	1,253	3,002	(58.3%)

Net income	$5,701	$12,282	(53.6%)

Underwriting Ratios:
Loss ratio (1):	51.9%	55.3%
Expense ratio (2)	41.7%	41.1%

Combined ratio (3)	93.6%	96.4%

(1)	The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018	2017
Gross premiums written (1)
Commercial Lines	$53,773	$45,911	17.1%
Personal Lines (3)	60,165	62,017	(3.0%)
Reinsurance (5)	10,309	15,823	(34.8%)

Total gross premiums written	$124,247	$123,751	0.4%

Ceded premiums written
Commercial Lines	$5,467	$4,796	14.0%
Personal Lines	10,910	7,434	46.8%
Reinsurance (5)	—	15	NM

Total ceded premiums written	$16,377	$12,245	33.7%

Net premiums written (2)
Commercial Lines	$48,306	$41,115	17.5%
Personal Lines	49,255	54,583	(9.8%)
Reinsurance (5)	10,309	15,808	(34.8%)

Total net premiums written	$107,870	$111,506	(3.3%)

Net premiums earned
Commercial Lines (4)	$47,362	$44,992	5.3%
Personal Lines (4)	50,612	58,663	(13.7%)
Reinsurance (5)	10,028	9,471	5.9%

Total net premiums earned	$108,002	$113,126	(4.5%)

NM – not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($867) and $1,051 during the quarters ended March 31, 2018 and 2017, respectively.
(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 0.4% for the quarter ended March 31, 2018 as compared to same period in 2017. Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($0.9) million and $1.1 million for the quarters ended March 31, 2018 and 2017, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 2.0% for the quarter March 31, 2018 as compared to same period in 2017. The increase is mainly due to the premium growth within the Company’s Commercial Lines offset by a reduction in premiums written within the Company’s Reinsurance Operations due to the cancellation of a treaty. The growth experienced in Commercial Lines is primarily being driven by rate increases primarily due to catastrophes experienced in the prior year, new programs, and increased interactions with agents.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

(Dollars in thousands)	Quarters Ended March 31,
	2018	2017	Change
Commercial Lines	89.8%	89.6%	0.2
Personal Lines (1)	80.7%	89.5%	(8.8)
Reinsurance	100.0%	99.9%	0.1

Total (1)	86.2%	90.9%	(4.7)

(1)	Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($867) and $1,051 during the quarters ended March 31, 2018 and 2017, respectively.

The net premium retention for the quarter ended March 31, 2018 decreased by 8.8 points for Personal Lines as compared to 2017 primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Please see the Liquidity section within Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for additional information on the Property Catastrophe Quota Share.

Net Premiums Earned

Net premiums earned within the Commercial Lines segment increased by 5.3% for the quarter ended March 31, 2018 as compared to the same period in 2017. The increase in net premiums earned was primarily due to an increase in gross premiums written. Property net premiums earned were $23.7 million in each of the quarters ended March 31, 2018 and 2017, respectively. Casualty net premiums earned were $23.7 million and $21.3 million for the quarters ended March 31, 2018 and 2017, respectively.

Net premiums earned within the Personal Lines segment decreased by 13.7% for the quarter ended March 31, 2018 as compared to the same period in 2017 primarily due to a decline in gross premiums written as well as additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Property net premiums earned were $42.7 million and $50.2 million for the quarters ended March 31, 2018 and 2017, respectively. Casualty net premiums earned were $7.9 million and $8.5 million for the quarters ended March 31, 2018 and 2017, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 5.9% for the quarter ended March 31, 2018 as compared to the same period in 2017. The increase in net premiums earned was primarily due to the mortgage treaty which earns out over an eight year period. Property net premiums earned were $8.7 million and $8.3 million for the quarters ended March 31, 2018 and 2017, respectively. Casualty net premiums earned were $1.3 million and $1.2 million for the quarters ended March 31, 2018 and 2017, respectively.

Reserves

Management’s best estimate at March 31, 2018 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $615.1 million and $522.8 million, respectively, as of March 31, 2018. A breakout of the Company’s gross and net reserves, as of March 31, 2018, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$116,283	$296,506	$412,789
Personal Lines	33,648	80,208	113,856
Reinsurance Operations	30,965	57,515	88,480

Total	$180,896	$434,229	$615,125

GLOBAL INDEMNITY LIMITED

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$90,491	$247,836	$338,327
Personal Lines	28,035	68,032	96,067
Reinsurance Operations	30,965	57,452	88,417

Total	$149,491	$373,320	$522,811

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $62.0 million for claims occurring during the quarter ended March 31, 2018:

(Dollars in thousands)		Severity Change
		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(8,990)	$(6,045)	$(3,100)	$(155)	$2,790
	-3%	(7,874)	(4,867)	(1,860)	1,147	4,154
	-2%	(7,316)	(4,278)	(1,240)	1,798	4,836
	-1%	(6,758)	(3,689)	(620)	2,449	5,518
	0%	(6,200)	(3,100)	—	3,100	6,200
	1%	(5,642)	(2,511)	620	3,751	6,882
	2%	(5,084)	(1,922)	1,240	4,402	7,564
	3%	(4,526)	(1,333)	1,860	5,053	8,246
	5%	(3,410)	(155)	3,100	6,355	9,610

The Company’s net reserves for losses and loss adjustment expenses of $522.8 million as of March 31, 2018 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018 (2)	2017 (2)
Gross premiums written	$53,773	$45,911	17.1%

Net premiums written	$48,306	$41,115	17.5%

Net premiums earned	$47,362	$44,992	5.3%

Total revenues	47,362	44,992	5.3%
Losses and expenses:
Net losses and loss adjustment expenses	25,029	20,424	22.5%
Acquisition costs and other underwriting expenses (1)	19,205	19,019	1.0%

Underwriting income (loss)	$3,128	$5,549	(43.6%)

	Quarters Ended March 31,		Point Change
	2018	2017
Underwriting Ratios:
Loss ratio:
Current accident year	58.6%	57.1%	1.5
Prior accident year	(5.7)	(11.7%)	6.0

Calendar year loss ratio	52.9%	45.4%	7.5
Expense ratio	40.5%	42.3%	(1.8)

Combined ratio	93.4%	87.7%	5.7

(1)	Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $174 and $120 for the quarters ended March 31, 2018 and 2017, respectively.
(2)	Includes business ceded to the Company’s Reinsurance Operations.

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

	Quarters Ended March 31,
	2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$11,792	49.8%	$10,132	42.8%
Effect of prior accident year	(421)	(1.8%)	(235)	(1.0%)

Non catastrophe property losses and ratio (2)	$11,371	48.0%	$9,897	41.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,775	7.5%	$2,897	12.2%
Effect of prior accident year	8	0.0%	(1,459)	(6.2%)

Catastrophe losses and ratio (2)	$1,783	7.5%	$1,438	6.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$13,567	57.3%	$13,029	55.0%
Effect of prior accident year	(413)	(1.8%)	(1,694)	(7.2%)

Total property losses and ratio (2)	$13,154	55.5%	$11,335	47.8%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$14,167	59.9%	$12,646	59.3%
Effect of prior accident year	(2,292)	(9.7%)	(3,557)	(16.7%)

Total Casualty losses and ratio (2)	$11,875	50.2%	$9,089	42.6%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$27,734	58.6%	$25,675	57.1%
Effect of prior accident year	(2,705)	(5.7%)	(5,251)	(11.7%)

Total net losses and loss adjustment expense and total loss ratio (2)	$25,029	52.9%	$20,424	45.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018	2017
Property losses
Catastrophe	$1,775	$2,897	(38.7%)
Non-catastrophe	11,792	10,132	16.4%

Property losses	13,567	13,029	4.1%
Casualty losses	14,167	12,646	12.0%

Total accident year losses	$27,734	$25,675	8.0%

	Quarters Ended March 31,		Point Change
	2018	2018
Current accident year loss ratio:
Property
Catastrophe	7.5%	12.2%	(4.7)
Non-catastrophe	49.8%	42.8%	7.0

Property loss ratio	57.3%	55.0%	2.3
Casualty loss ratio	59.9%	59.3%	0.6

Total accident year loss ratio	58.6%	57.1%	1.5

The current accident year catastrophe loss ratio improved by 4.7 points during the quarter ended March 31, 2018 as compared to the same period in 2017. The loss ratio improvement reflects a lower claims frequency and severity for the first accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 7.0 points during the quarter ended March 31, 2018 as compared to the same period in 2017. The increase in the loss ratio reflects a higher claims severity in the first accident quarter compared to the same quarter last year.

The calendar year loss ratio for the quarter ended March 31, 2018 includes a decrease of $2.7 million, or 5.7 percentage points, related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2017 includes a decrease of $5.3 million, or 11.7 percentage points related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Lines improved by 1.8 points from 42.3% for the quarter ended March 31, 2017 to 40.5% for the quarter ended March 31, 2018. The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above.

GLOBAL INDEMNITY LIMITED

Personal Lines

The components of income and loss from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018 (3)	2017 (3)
Gross premiums written (1)	$60,165	$62,017	(3.0%)

Net premiums written	$49,255	$54,583	(9.8%)

Net premiums earned	$50,612	$58,663	(13.7%)
Other income	503	1,281	(60.7%)

Total revenues	51,115	59,944	(14.7%)
Losses and expenses:
Net losses and loss adjustment expenses	27,621	38,715	(28.7%)
Acquisition costs and other underwriting expenses (2)	22,179	24,534	(9.6%)

Underwriting income (loss)	$1,315	$(3,305)	139.8%

	Quarters Ended March 31,		Point Change
	2018	2017
Underwriting Ratios:
Loss ratio:
Current accident year	56.7%	71.5%	(14.8)
Prior accident year	(2.1%)	(5.5%)	3.4

Calendar year loss ratio	54.6%	66.0%	(11.4)
Expense ratio	43.8%	41.8%	2.0

Combined ratio	98.4%	107.8%	(9.4)

(1)	Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($867) and $1,051 during the quarters ended March 31, 2018 and 2017, respectively.
(2)	Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $206 and $293 for the quarters ended March 31, 2018 and 2017, respectively.
(3)	Includes business ceded to the Company’s Reinsurance Operations.

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

	Quarters Ended March 31,
	2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$19,786	46.4%	$24,655	49.1%
Effect of prior accident year	(459)	(1.1%)	(2,683)	(5.3%)

Non catastrophe property losses and ratio (2)	$19,327	45.3%	$21,972	43.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$5,230	12.2%	$11,552	23.0%
Effect of prior accident year	(486)	(1.1%)	—	—

Catastrophe losses and ratio (2)	$4,744	11.1%	$11,552	23.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$25,016	58.6%	$36,207	72.1%
Effect of prior accident year	(945)	(2.2%)	(2,683)	(5.3%)

Total property losses and ratio (2)	$24,071	56.4%	$33,524	66.8%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$3,684	46.6%	$5,716	67.9%
Effect of prior accident year	(134)	(1.7%)	(525)	(6.2%)

Total Casualty losses and ratio (2)	$3,550	44.9%	$5,191	61.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$28,700	56.7%	$41,923	71.5%
Effect of prior accident year	(1,079)	(2.1%)	(3,208)	(5.5%)

Total net losses and loss adjustment expense and total loss ratio (2)	$27,621	54.6%	$38,715	66.0%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.5 million and $1.3 million for the quarters ended March 31, 2018 and 2017, respectively. In 2018, other income is primarily comprised of fee income. In 2017, other income is primarily comprised of fee income, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification will be subject to interest of 5% compounded semi-annually. The reduction in other income is primarily due to the Company settling its final reserve calculation with American Bankers Group, Inc. with an effective date of December 31, 2017 resulting in no interest on the loss indemnification being accrued in the first quarter of 2018.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018	2017
Property losses
Catastrophe	$5,230	$11,552	(54.7%)
Non-catastrophe	19,786	24,655	(19.7%)

Property losses	25,016	36,207	(30.9%)
Casualty losses	3,684	5,716	(35.5%)

Total accident year losses	$28,700	$41,923	(31.5%)

	Quarters Ended March 31,		Point Change
	2018	2017
Current accident year loss ratio:
Property
Catastrophe	12.2%	23.0%	(10.8)
Non-catastrophe	46.4%	49.1%	(2.7)

Property loss ratio	58.6%	72.1%	(13.5)
Casualty loss ratio	46.6%	67.9%	(21.3)

Total accident year loss ratio	56.7%	71.5%	(14.8)

The current accident year catastrophe loss ratio improved by 10.8 points during the quarter ended March 31, 2018 as compared to the same period in 2017 primarily due to lower claims frequency during the first quarter. Much of the loss ratio improvement was experienced in the agriculture reserve category.

The current accident year non-catastrophe property loss ratio improved by 2.7 points during the quarter ended March 31, 2018 as compared to the same period in 2017. The decrease in the loss ratio is driven primarily by a lower claims frequency in the first accident quarter compared to the same accident quarter last year.

The current accident year casualty loss ratio improved by 21.3 points during the quarter ended March 31, 2018 as compared to the same period in 2017. The loss ratio improvement reflects a decrease in claims frequency and severity in the first accident quarter.

The calendar year loss ratio for the quarter ended March 31, 2018 includes a decrease of $1.1 million, or 2.1 percentage points, related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2017 includes a decrease of $3.2 million, or 5.5 percentage points, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Personal Lines increased 2.0 points from 41.8% for the quarter ended March 31, 2017 to 43.8% for the quarter ended March 31, 2018. The increase in the expense ratio is primarily due to a reduction in net earned premiums which is the result of a decline in gross premiums written as well as additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018 (1)	2017 (1)
Gross premiums written	$10,309	$15,823	(34.8%)

Net premiums written	$10,309	$15,808	(34.8%)

Net premiums earned	$10,028	$9,471	5.9%
Other income	51	87	(41.4%)

Total revenues	10,079	9,558	5.5%
Losses and expenses:
Net losses and loss adjustment expenses	3,422	3,422	0.0%
Acquisition costs and other underwriting expenses	3,619	2,998	20.7%

Underwriting income	$3,038	$3,138	(3.2%)

	Quarters Ended March 31,		Point Change
	2018	2017
Underwriting Ratios:
Loss ratio:
Current accident year	55.5%	53.8%	1.7
Prior accident year	(21.4%)	(17.6%)	(3.8)

Calendar year loss ratio	34.1%	36.2%	(2.1)
Expense ratio	36.1%	31.7%	4.4

Combined ratio	70.2%	67.9%	2.3

(1)	External business only, excluding business assumed from affiliates.

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

	Quarters Ended March 31,
	2018	2017
Loss ratio excluding the effect of prior accident year (1)	55.5%	53.8%
Effect of prior accident year	(21.4%)	(17.6%)

Loss ratio (2)	34.1%	36.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Other Income

The Company recognized income of $0.1 million in each of the quarters ended March 31, 2018 and 2017. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 1.7 points during the quarter ended March 31, 2018 as compared to the same period in 2017. This increase was mainly attributable to higher loss ratios in the property contracts excluding catastrophes.

The calendar year loss ratio for the quarter ended March 31, 2018 includes a decrease of $2.1 million, or 21.4 percentage points, related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2017 includes a decrease of $1.7 million, or 17.6 percentage points, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 4.4 points from 31.7% for the quarter ended March 31, 2017 to 36.1% for the quarter ended March 31, 2018. This was primarily due to the expense ratio for 2017 being lower than otherwise would have been due to receiving a federal excise tax refund related to prior years of $0.4 million.

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

The Insurance Obligations Portfolio has a market value of $809.5 million and the fixed income securities within have a credit quality of AA- and duration of 3.1 years. The Surplus Reserve Portfolio has a market value of $732.4 million and the fixed income securities within have a credit quality of A- and duration of 3.5 years.

The Insurance Obligations Portfolio returned (2.8%) for the three months ended March 31, 2018 with net investment income of $4.8 million, offset by realized losses of $0.1 million and unrealized losses of $10.2 million. The Surplus Portfolio returned (2.9%) for the three months ended March 31, 2018 with net investment income of $6.6 million, offset by realized losses of $4.4 million and unrealized losses of $7.4 million.

Net Investment Income

(Dollars in thousands)	Quarters Ended March 31,		% Change
	2018	2017
Gross investment income (1)	$12,114	$9,444	28.3%
Investment expenses	(710)	(800)	(11.3%)

Net investment income	$11,404	$8,644	31.9%

(1)	Excludes realized gains and losses

Gross investment income increased by 28.3% for the quarter ended March 31, 2018, as compared with the quarter ended March 31, 2017. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to extending duration in 2017.

Investment expenses decreased by 11.3% for the quarter ended March 31, 2018, as compared with the quarter ended March 31, 2017. The decrease is primarily due to reduced fees related to the custody of the Company’s investment portfolio during 2018.

GLOBAL INDEMNITY LIMITED

At March 31, 2018, the Company held agency mortgage-backed securities with a market value of $77.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.2 years as of March 31, 2018, compared with 2.2 years as of March 31, 2017. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.0 years as of March 31, 2018, compared with 2.0 years as of March 31, 2017. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2018 and March 31, 2017, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.8%, compared with 2.2% at March 31, 2017. The embedded book yield on the $95.4 million of municipal bonds in the Company’s portfolio, which includes $94.3 million of taxable municipal bonds, was 3.1 % at March 31, 2018, compared to an embedded book yield of 2.8% on the Company’s municipal bond portfolio of $165.6 million at March 31, 2017.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2018 and 2017 were as follows:

(Dollars in thousands)	Quarters Ended March 31,
	2018	2017
Common stock	$(4,374)	$575
Fixed maturities	(93)	137
Interest rate swap	4,151	173
Other than temporary impairment losses	—	(110)

Net realized investment gains (losses)	$(316)	$775

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2017 and 2016.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $9.3 million and $3.1 during the quarters ended March 31, 2018 and 2017, respectively. The increase is primarily due to incurring a $6.3 million advisory fee related to the co-obligor transaction. For additional information on the co-obligor transaction, see Note 14 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Interest Expense

Interest expense increased 97.0% during the quarter ended March 31, 2018 as compared to the same period in 2017. This increase is primarily due to the Company’s $130 million debt offering in March, 2017.

Income Tax Benefit

The income tax benefit was $1.3 million for the quarter ended March 31, 2018 compared with income tax benefit of $3.0 million for the quarter ended March 31, 2017. The decrease in the income tax benefit is primarily due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 and the Base Erosion Anti-Abuse Tax that became effective upon the passage of the Tax Cuts and Jobs Act.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $5.7 million and $12.3 million for the quarters ended March 31, 2018 and 2017, respectively.

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

Global Indemnity’s short term and long term liquidity needs include the payment of corporate expenses, debt service payments, dividend payments to shareholders, and share repurchases. In order to meet their short term and long term needs, the Company’s principal sources of cash includes dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

As of March 31, 2018, the Company also had future funding commitments of $48.7 million related to investments. The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation – Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2017 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2017 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2018.

For 2018, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation – Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2017 Annual Report on Form 10-K. During the quarter ended March 31, 2018, Global Indemnity Reinsurance paid a $20.0 million dividend, which was previously declared in 2017, to its parent company, Global Indemnity Limited.

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

GLOBAL INDEMNITY LIMITED

Net cash provided by (used for) operating activities was $41.2 million and ($15.3) million for the quarters ended March 31, 2018 and 2017, respectively. The increase in operating cash flows of approximately $56.5 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2018	2017	Change
Net premiums collected	$112,573	$97,499	$15,074
Net losses paid	(68,198)	(54,173)	(14,025)
Underwriting and corporate expenses	(61,633)	(64,664)	3,031
Recovery on loss indemnification (1)	45,045	—	45,045
Net investment income	18,803	8,340	10,463
Net federal income taxes paid	(570)	(96)	(474)
Interest paid	(4,793)	(2,200)	(2,593)

Net cash provided by (used for) operating activities (1)	$41,227	$(15,294)	$56,521

(1)	Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable. This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows. The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million. For additional information on the loss indemnification, please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

On March 4, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018. On March 29, 2018, dividends totaling $3.5 million were paid to shareholders. Accrued dividends on unvested shares were $0.05 million as of March 31, 2018.

On March 8, 2018, the Company settled its final reserve calculation which resulted in the recovery of $41.5 million in accordance with the Stock Purchase Agreement between Global Indemnity Group, Inc. and American Bankers Insurance Group, Inc. for the purchase of American Reliable.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2018. Please see Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

On April 25, 2018 the Company and Global Indemnity Group, Inc., an indirect wholly owned subsidiary of the Company, entered into an agreement pursuant to which Global Indemnity Group, Inc. agreed to become a subordinated co-obligor with respect to the 7.75% subordinated notes due 2045 and the 7.875% subordinated notes due 2047. Global Indemnity Group, Inc. has agreed to pay all amounts due and payable in respect of the subordinated note obligations, including, without limitation, the payment of principal of and interest on each series of notes. In consideration for becoming a subordinated co-obligor on the subordinated notes, Global Indemnity Group, Inc. received a promissory note from the Company with a principal amount of $230 million at an interest rate of 7.825% per annum and due on April 15, 2047. Global Indemnity Group, Inc. assigned the $230 million promissory note from the Company to U.A.I. (Luxembourg) Investment S.à.r.l. as payment on $230 million of the outstanding debt owed to U.A.I. (Luxembourg) Investment S.à.r.l. by Global Indemnity Group, Inc.

Other than the items discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2018. Please see Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2017 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending March 31, 2018, global equities registered their first quarterly loss in eight quarters. A sharp correction in global markets and a large spike in volatility were initially triggered by concerns about escalating inflation risks in the US. Fears of a global trade war further unsettled financial markets after US President Donald Trump imposed stiff tariffs on steel and aluminum and announced plans to implement tariffs on Chinese imports, while also enacting tighter restrictions on acquisitions and technology transfers. The European Central Bank (ECB) kept interest rates unchanged but signaled that it will begin to normalize monetary policy. The US Federal Reserve (Fed) increased the benchmark federal funds rate by 25 basis points (bps), noting that the US economic outlook had strengthened in recent months. Tensions in Asia appeared to ease after North Korea’s leader Kim Jong Un pledged his commitment to denuclearization and agreed to meet with US officials. Within the S&P 500 Index, nine of the 11 sectors posted negative results for the quarter. The two outperforming sectors, information technology and consumer discretionary, were aided by recent tax reform and high-profile earnings results.

Global fixed income markets posted flat returns in USD terms during the first quarter, while the US fixed income market posted negative returns. Global monetary policy continued along a less accommodative path during the period. The Fed raised interest rates in March and projected two additional hikes in 2018. The ECB adjusted its forward guidance to remove its official easing bias and is expected to cease asset purchases by September. Sovereign yield curves continued to flatten to varying degrees across most developed markets amid shifts to more normalized monetary policy. Short-term yields in the UK and US increased sharply on expectations of more aggressive monetary policy tightening. Longer-term yields declined in the major developed markets where inflation remained tame.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 3.1 years. The Insurance Obligations Portfolio has a credit quality of AA- and duration of 3.0 years. The portion of the Surplus Portfolio comprised of cash and fixed income securities has a credit quality of A and duration of 3.3 years. Portfolio purchases were focused within Agency MBS, U.S. corporate bonds and CMBS. These purchases were funded primarily through sales of ABS and U.S. credit, as well as maturities and paydowns. During the first quarter, the portfolio’s allocation to Agency MBS and CMBS increased and cash and equivalents decreased.

There have been no other material changes to the Company’s market risk since December 31, 2017. Please see Item 7A of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY LIMITED

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 9, 2018. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 45,233 shares surrendered by the Company’s employees during the quarter ended March 31, 2018. All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

Item 3.	Defaults upon Senior Securities

None.

GLOBAL INDEMNITY LIMITED

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

4.1	Third Supplemental Indenture, dated as of April 25, 2018, by and among the Company, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 25, 2018 (File No. 001-34809)).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarter ended March 31, 2018 and the year ended December 31, 2017; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

May 10, 2018		By:	/s/ Thomas M. McGeehan
Date:	May 10, 2018	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)