Form 10-Q
period 2018-06-30
Global Indemnity Ltd
filed 2018-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 2, 2018, the registrant had outstanding 10,082,458 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,308,735 and $1,243,144)	$1,283,870	$1,241,437
Equity securities:
At fair value (cost: $137,789 and $124,915)	137,789	140,229
Other invested assets	83,499	77,820

Total investments	1,505,158	1,459,486
Cash and cash equivalents	47,138	74,414
Premiums receivable, net	92,567	84,386
Reinsurance receivables, net	96,568	105,060
Funds held by ceding insurers	52,110	45,300
Federal income taxes receivable	9,991	10,332
Deferred federal income taxes	32,843	26,196
Deferred acquisition costs	65,504	61,647
Intangible assets	22,285	22,549
Goodwill	6,521	6,521
Prepaid reinsurance premiums	25,237	28,851
Receivable for securities sold	—	1,543
Other assets	25,897	75,384

Total assets	$1,981,819	$2,001,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$613,670	$634,664
Unearned premiums	304,188	285,397
Ceded balances payable	21,848	10,851
Payable for securities purchased	553	—
Contingent commissions	6,496	7,984
Debt	287,324	294,713
Other liabilities	45,323	49,666

Total liabilities	$1,279,402	$1,283,275

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,157,242 and 10,102,927 respectively; A ordinary shares outstanding: 10,082,458 and 10,073,376, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	436,035	434,730
Accumulated other comprehensive income, net of taxes	(22,475)	8,983
Retained earnings	291,827	275,838
A ordinary shares in treasury, at cost: 74,784 and 29,551 shares, respectively	(2,972)	(1,159)

Total shareholders’ equity	702,417	718,394

Total liabilities and shareholders’ equity	$1,981,819	$2,001,669

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Gross premiums written	$158,817	$143,894	$283,064	$267,645

Net premiums written	$136,454	$123,797	$244,324	$235,303

Net premiums earned	$113,917	$107,073	$221,919	$220,199
Net investment income	10,954	8,840	22,358	17,484
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(371)	(578)	(371)	(688)
Other net realized investment gains (losses)	3,201	(84)	2,885	801

Total net realized investment gains (losses)	2,830	(662)	2,514	113
Other income	324	1,782	878	3,150

Total revenues	128,025	117,033	247,669	240,946
Losses and Expenses:
Net losses and loss adjustment expenses	58,861	57,700	114,933	120,261
Acquisition costs and other underwriting expenses	47,513	43,457	92,516	90,008
Corporate and other operating expenses	10,918	3,361	20,178	6,415
Interest expense	4,940	4,762	9,801	7,229

Income before income taxes	5,793	7,753	10,241	17,033
Income tax benefit	(1,399)	(2,336)	(2,652)	(5,338)

Net income	$7,192	$10,089	$12,893	$22,371

Per share data:
Net income
Basic	$0.51	$0.58	$0.92	$1.29

Diluted	$0.50	$0.57	$0.90	$1.27

Weighted-average number of shares outstanding
Basic	14,092,397	17,335,914	14,073,813	17,326,019

Diluted	14,334,600	17,690,879	14,308,264	17,670,636

Cash dividends declared per share	$0.25	$—	$0.50	$—

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,192	$10,089	$12,893	$22,371

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(5,820)	2,155	(21,008)	7,333
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	(7)	(1)	(8)	(1)
Reclassification adjustment for gains included in net income	611	(823)	686	(1,229)
Unrealized foreign currency translation gains (losses)	(728)	323	(1,100)	501

Other comprehensive income (loss), net of tax	(5,944)	1,654	(21,430)	6,604

Comprehensive income (loss), net of tax	$1,248	$11,743	$(8,537)	$28,975

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Six Months Ended June 30, 2018	Year Ended December 31, 2017
Number of A ordinary shares issued:
Number at beginning of period	10,102,927	13,436,548
Ordinary shares issued under share incentive plans	37,381	2,204
Ordinary shares issued to directors	16,934	27,121
Ordinary shares redeemed	—	(3,397,031)
Adjustment for shares redeemed indirectly owned by subsidiary	—	34,085

Number at end of period	10,157,242	10,102,927

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$434,730	$430,283
Adjustment for shares redeemed indirectly owned by subsidiary	—	706
Share compensation plans	1,305	3,741

Balance at end of period	$436,035	$434,730

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$8,983	$(618)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(20,322)	8,829
Change in other than temporary impairment losses recognized in other comprehensive income	(8)	(3)
Unrealized foreign currency translation gains (losses)	(1,100)	775

Other comprehensive income (loss)	(21,430)	9,601
Cumulative effect adjustment resulting from adoption of new accounting guidance	(10,028)	—

Balance at end of period	$(22,475)	$8,983

Retained earnings:
Balance at beginning of period	$275,838	$368,284
Cumulative effect adjustment resulting from adoption of new accounting guidance	10,198	—
Ordinary shares redeemed	—	(83,015)
Adjustment for gain on shares redeemed indirectly owned by subsidiary	—	120
Net income (loss)	12,893	(9,551)
Dividends to shareholders	(7,102)	—

Balance at end of period	$291,827	$275,838

Number of treasury shares:
Number at beginning of period	29,551	—
A ordinary shares purchased	45,233	29,551

Number at end of period	74,784	29,551

Treasury shares, at cost:
Balance at beginning of period	$(1,159)	$—
A ordinary shares purchased, at cost	(1,813)	(1,159)

Balance at end of period	$(2,972)	$(1,159)

Total shareholders’ equity	$702,417	$718,394

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,893	$22,371
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	3,602	3,142
Amortization of debt issuance costs	132	99
Restricted stock and stock option expense	1,305	1,907
Deferred federal income taxes	(3,648)	(5,521)
Amortization of bond premium and discount, net	3,120	4,258
Net realized investment gains	(2,514)	(113)
Changes in:
Premiums receivable, net	(8,181)	5,859
Reinsurance receivables, net	8,492	36,322
Funds held by ceding insurers	(7,910)	(24,938)
Unpaid losses and loss adjustment expenses	(20,994)	(35,279)
Unearned premiums	18,791	4,565
Ceded balances payable	10,997	120
Other assets and liabilities, net	44,265	(18,175)
Contingent commissions	(1,488)	(4,791)
Federal income tax receivable/payable	341	80
Deferred acquisition costs, net	(3,857)	(3,847)
Prepaid reinsurance premiums	3,614	10,535

Net cash provided by (used for) operating activities	58,960	(3,406)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	114,456	631,653
Proceeds from sale of equity securities	17,461	13,740
Proceeds from maturity of fixed maturities	33,041	53,478
Proceeds from limited partnerships	4,871	10,322
Amounts received (paid) in connection with derivatives	6,602	(983)
Purchases of fixed maturities	(214,937)	(781,270)
Purchases of equity securities	(17,330)	(17,517)
Purchases of other invested assets	(10,550)	(16,500)
Acquisition of business	(3,515)	—

Net cash used for investing activities	(69,901)	(107,077)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(7,521)	7,242
Proceeds from issuance of subordinated notes	—	130,000
Debt issuance cost	—	(4,246)
Dividends paid to shareholders	(7,001)	—
Purchase of A ordinary shares	(1,813)	(1,159)

Net cash provided by (used for) financing activities	(16,335)	131,837

Net change in cash and cash equivalents	(27,276)	21,354
Cash and cash equivalents at beginning of period	74,414	75,110

Cash and cash equivalents at end of period	$47,138	$96,464

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K.

On January 1, 2018, the Company adopted new accounting guidance which requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. Upon adoption, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings. During the quarter and six months ended June 30, 2018, net realized investment gains (losses) included a gain of $0.8 million and a loss of $4.2 million, respectively, related to the change in the fair value of equity investments in accordance with this new accounting guidance. In addition, under the new guidance, equity investments, are no longer classified into different categories as either trading or available for sale. Prior to the adoption of this new guidance, equity securities were previously classified as available for sale.

GLOBAL INDEMNITY LIMITED

On January 1, 2018, the Company adopted new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows. Upon adoption, the Company made a policy election to use the cumulative earnings approach for presenting distributions received from equity method investees. Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section. Prior to adoption, all distributions received from equity method investees were presented in the investing section of the consolidated statements of cash flows. The provisions of this accounting guidance were adopted on a retrospective basis. As a result, the consolidated statement of cash flows for the six months ended June 30, 2017 that was included in the Form 10-Q for the six month period ended June 30, 2017 was restated. For the six months ended June 30, 2017, net cash flows from operating activities was increased by $1.8 million and net cash flows from investing activities was reduced by $1.8 million.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2018
Fixed maturities:
U.S. treasury and agency obligations	$94,588	$419	$(2,282)	$92,725	$—
Obligations of states and political subdivisions	102,703	242	(754)	102,191	—
Mortgage-backed securities	185,803	242	(4,148)	181,897	—
Asset-backed securities	209,352	134	(1,432)	208,054	(1)
Commercial mortgage-backed securities	157,948	57	(4,396)	153,609	—
Corporate bonds	435,712	208	(10,167)	425,753	—
Foreign corporate bonds	122,629	7	(2,995)	119,641	—

Total fixed maturities	1,308,735	1,309	(26,174)	1,283,870	(1)
Common stock	137,789	—	—	137,789	—
Other invested assets	83,499	—	—	83,499	—

Total	$1,530,023	$1,309	$(26,174)	$1,505,158	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2017
Fixed maturities:
U.S. treasury and agency obligations	$105,311	$562	$(1,193)	$104,680	$—
Obligations of states and political subdivisions	94,947	441	(274)	95,114	—
Mortgage-backed securities	150,237	404	(1,291)	149,350	—
Asset-backed securities	203,827	267	(393)	203,701	(1)
Commercial mortgage-backed securities	140,761	101	(1,067)	139,795	—
Corporate bonds	422,486	2,295	(1,391)	423,390	—
Foreign corporate bonds	125,575	377	(545)	125,407	—

Total fixed maturities	1,243,144	4,447	(6,154)	1,241,437	(1)
Common stock	124,915	18,574	(3,260)	140,229	—
Other invested assets	77,820	—	—	77,820	—

Total	$1,445,879	$23,021	$(9,414)	$1,459,486	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 6% and 5% of shareholders’ equity at June 30, 2018 and December 31, 2017, respectively.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$76,366	$76,088
Due in one year through five years	434,414	426,933
Due in five years through ten years	232,350	224,914
Due in ten years through fifteen years	8,168	7,997
Due after fifteen years	4,334	4,378
Mortgage-backed securities	185,803	181,897
Asset-backed securities	209,352	208,054
Commercial mortgage-backed securities	157,948	153,609

Total	$1,308,735	$1,283,870

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2018. Due to new accounting guidance implemented in 2018 regarding the treatment of gains and losses on equity securities, common stock is no longer included in the table:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$70,067	$(2,050)	$18,610	$(232)	$88,677	$(2,282)
Obligations of states and political subdivisions	51,802	(633)	9,109	(121)	60,911	(754)
Mortgage-backed securities	160,818	(4,066)	3,700	(82)	164,518	(4,148)
Asset-backed securities	139,647	(1,305)	8,586	(127)	148,233	(1,432)
Commercial mortgage-backed securities	118,579	(3,561)	26,865	(835)	145,444	(4,396)
Corporate bonds	346,269	(9,385)	39,371	(782)	385,640	(10,167)
Foreign corporate bonds	93,274	(2,677)	16,669	(318)	109,943	(2,995)

Total fixed maturities	$980,456	$(23,677)	$122,910	$(2,497)	$1,103,366	$(26,174)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2018, gross unrealized losses related to U.S. treasury and agency obligations were $2.282 million. Of this amount, $0.232 million have been in an unrealized loss position for twelve months or greater and are rated AA+. Macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of June 30, 2018, gross unrealized losses related to obligations of states and political subdivisions were $0.754 million. Of this amount, $0.121 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. All factors that influence performance of the municipal bond market are considered in evaluating these securities. The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of June 30, 2018, gross unrealized losses related to mortgage-backed securities were $4.148 million. Of this amount, $0.082 million have been in an unrealized loss position for twelve months or greater. 98.3% of the unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed

GLOBAL INDEMNITY LIMITED

securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”) - As of June 30, 2018, gross unrealized losses related to asset backed securities were $1.432 million. Of this amount, $0.127 million have been in an unrealized loss position for twelve months or greater. 55.6% of the unrealized losses for twelve months or greater are related to securities rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.3. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. Every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2018, gross unrealized losses related to the CMBS portfolio were $4.396 million. Of this amount, $0.835 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 45.1. This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds – As of June 30, 2018, gross unrealized losses related to corporate bonds were $10.167 million. Of this amount, $0.782 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of June 30, 2018, gross unrealized losses related to foreign bonds were $2.995 million. Of this amount, $0.318 million have been in an unrealized loss position for twelve months or greater. 77.2% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY LIMITED

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities:
OTTI losses, gross	$(371)	$—	$(371)	$(31)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—

Net impairment losses on fixed maturities recognized in earnings	(371)	—	(371)	(31)
Equity securities	—	(578)	—	(657)

Total	$(371)	$(578)	$(371)	$(688)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and six months ended June 30, 2018 and 2017 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$13	$31	$13	$31
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	(15)	—	(15)

Balance at end of period	$13	$16	$13	$16

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2018 and December 31, 2017 was as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Net unrealized gains (losses)from:
Fixed maturities	$(24,865)	$(1,707)
Common stock	—	15,314
Foreign currency fluctuations	(549)	551
Deferred taxes	2,939	(5,175)

Accumulated other comprehensive income, net of tax	$(22,475)	$8,983

GLOBAL INDEMNITY LIMITED

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2018 and 2017:

Quarter Ended June 30, 2018 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(16,710)	$179	$(16,531)
Other comprehensive income (loss) before reclassification	(5,827)	(728)	(6,555)
Amounts reclassified from accumulated other comprehensive income (loss)	611	—	611

Other comprehensive income (loss)	(5,216)	(728)	(5,944)

Cumulative effect adjustment	—	—	—

Ending balance	$(21,926)	$(549)	$(22,475)

Quarter Ended June 30, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$4,218	$114	$4,332
Other comprehensive income (loss) before reclassification	2,154	323	2,477
Amounts reclassified from accumulated other comprehensive income (loss)	(823)	—	(823)

Other comprehensive income (loss)	1,331	323	1,654

Ending balance	$5,549	$437	$5,986

Six Months Ended June 30, 2018 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$8,272	$711	$8,983
Other comprehensive income (loss) before reclassification	(21,016)	(1,100)	(22,116)
Amounts reclassified from accumulated other comprehensive income (loss)	686	—	686

Other comprehensive income (loss)	(20,330)	(1,100)	(21,430)

Cumulative effect adjustment	(9,868)	(160)	(10,028)

Ending balance	$(21,926)	$(549)	$(22,475)

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities, Net of Tax	Foreign Currency Items, Net of Tax	Accumulated Other Comprehensive Income, Net of Tax
Beginning balance	$(554)	$(64)	$(618)
Other comprehensive income (loss) before reclassification	7,325	508	7,833
Amounts reclassified from accumulated other comprehensive income (loss)	(1,222)	(7)	(1,229)

Other comprehensive income (loss)	6,103	501	6,604

Ending balance	$5,549	$437	$5,986

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2018 and 2017 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Quarters Ended June 30,

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2018	2017
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$361	$(1,739)
	Other than temporary impairment losses on investments	371	578

	Total before tax	732	(1,161)
	Income tax expense (benefit)	(121)	338

	Unrealized gains and losses on available for sale securities, net of tax	611	$(823)

Foreign currency items	Other net realized investment (gains)	—	$—
	Income tax expense	—	—

	Foreign currency items, net of tax	—	$—

Total reclassifications	Total reclassifications, net of tax	$611	$(823)

GLOBAL INDEMNITY LIMITED

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income Six Months Ended June 30,

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2018	2017
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$454	$(2,440)
	Other than temporary impairment losses on investments	371	688

	Total before tax	825	(1,752)
	Income tax expense (benefit)	(139)	530

	Unrealized gains and losses on available for sale securities, net of tax	686	$(1,222)

Foreign currency items	Other net realized investment (gains)	—	$(11)
	Income tax expense	—	4

	Foreign currency items, net of tax	—	$(7)

Total reclassifications	Total reclassifications, net of tax	$686	$(1,229)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2018 and 2017 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities:
Gross realized gains	$20	$2,500	$44	$2,689
Gross realized losses	(752)	(1,976)	(869)	(2,059)

Net realized gains (losses)	(732)	524	(825)	630

Common stock:
Gross realized gains	2,874	1,219	6,327	1,794
Gross realized losses	(809)	(582)	(8,636)	(661)

Net realized gains (losses)	2,065	637	(2,309)	1,133

Derivatives:
Gross realized gains	1,966	—	6,767	336
Gross realized losses	(469)	(1,823)	(1,119)	(1,986)

Net realized gains (losses) (1)	1,497	(1,823)	5,648	(1,650)

Total net realized investment gains (losses)	$2,830	$(662)	$2,514	$113

Includes periodic net interest settlements related to the derivatives of $0.5 million and $0.9 million for the quarters ended June 30, 2018 and 2017, respectively, and $1.2 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

GLOBAL INDEMNITY LIMITED

New accounting guidance regarding equity securities was implemented on January 1, 2018 requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period. See Note 15 for additional information regarding new accounting pronouncements. The following table shows the calculation of the portion of realized gains and losses related to common stock held as of June 30, 2018:

	Quarter Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2018	2018
Net gains and losses recognized during the period on equity securities	$2,065	$(2,309)
Less: Net gains and losses recognized during the period on equity securities sold during the period	1,308	1,862

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$757	$(4,171)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Fixed maturities	$114,456	$631,653
Equity securities	17,461	13,740

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2018 and 2017 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities	$9,188	$8,334	$17,716	$15,012
Equity securities	1,005	844	2,004	1,834
Cash and cash equivalents	265	311	529	395
Other invested assets	1,240	76	3,563	1,768

Total investment income	11,698	9,565	23,812	19,009
Investment expense	(744)	(725)	(1,454)	(1,525)

Net investment income	$10,954	$8,840	$22,358	$17,484

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2018 and 2017 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net investment income	$10,954	$8,840	$22,358	$17,484

Net realized investment gains (losses)	2,830	(662)	2,514	113
Change in unrealized holding gains and losses	(6,635)	2,073	(24,258)	9,090

Net realized and unrealized investment returns	(3,805)	1,411	(21,744)	9,203

Total investment return	$7,149	$10,251	$614	$26,687

Total investment return % (1)	0.5%	0.6%	0.0%	1.7%

Average investment portfolio (2)	$1,546,801	$1,626,877	$1,543,593	$1,565,015

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

GLOBAL INDEMNITY LIMITED

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2018, the Company held insurance enhanced commercial mortgage-backed and credit securities with a market value of approximately $34.7 million. Approximately $1.1 million of these securities were tax-free municipal bonds, which represented approximately 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2018, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$1,133	$—	$—	$1,133

Total backed by financial guarantors	1,133	—	—	1,133
Other credit enhanced municipal bonds	—	—	—	—

Total	$1,133	$—	$—	$1,133

In addition to the tax-free municipal bonds, the Company held $33.5 million of insurance enhanced bonds, which represented approximately 2.2% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold. The insurance enhanced bonds are comprised of $23.5 million of taxable municipal bonds and $10.0 million of commercial mortgage-backed securities. The financial guarantors of the Company’s $33.5 million of insurance enhanced commercial-mortgage-backed and taxable municipal securities include Municipal Bond Insurance Association ($6.0 million), Assured Guaranty Corporation ($17.5 million), and Federal Home Loan Mortgage Corporation ($10.0 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2018.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements. The fair values were as follows as of June 30, 2018 and December 31, 2017:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2018	December 31, 2017
On deposit with governmental authorities	$25,969	$26,852
Intercompany trusts held for the benefit of U.S. policyholders	276,687	328,494
Held in trust pursuant to third party requirements	97,650	94,098
Letter of credit held for third party requirements	2,317	3,944
Securities held as collateral for borrowing arrangements (1)	80,483	88,040

Total	$483,106	$541,428

(1)	Amount required to collateralize margin borrowing facility.

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

GLOBAL INDEMNITY LIMITED

The Company has variable interests in three VIE’s for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $20.1 million and $26.3 million as of June 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $34.3 million and $40.5 million at June 30, 2018 and December 31, 2017, respectively. The fair value of a second VIE that provides financing for middle market companies, was $37.2 million and $33.8 million at June 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $42.4 million and $43.8 million at June 30, 2018 and December 31, 2017, respectively. The fair value of a third VIE that also invests in distressed securities and assets, was $26.2 million and $17.8 million as of June 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $51.9 million and $51.3 million at June 30, 2018 and December 31, 2017, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)		June 30, 2018		December 31, 2017

Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other liabilities	$200,000	$(1,201)	$200,000	$(7,968)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2018 and 2017:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2018	2017	2018	2017
Interest rate swap agreements	Net realized investment gains (losses)	$1,497	$(1,823)	$5,648	$(1,650)

As of June 30, 2018 and December 31, 2017, the Company is due $2.9 million and $3.1 million, respectively, for funds it needed to post to execute the swap transaction and $2.0 million and $9.5 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

GLOBAL INDEMNITY LIMITED

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2018	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$92,725	$—	$—	$92,725
Obligations of states and political subdivisions	—	102,191	—	102,191
Mortgage-backed securities	—	181,897	—	181,897
Commercial mortgage-backed securities	—	153,609	—	153,609
Asset-backed securities	—	208,054	—	208,054
Corporate bonds	—	425,753	—	425,753
Foreign corporate bonds	—	119,641	—	119,641

Total fixed maturities	92,725	1,191,145	—	1,283,870
Common stock	137,789	—	—	137,789

Total assets measured at fair value (1)	$230,514	$1,191,145	$—	$1,421,659

Liabilities:
Derivative instruments	$—	$1,201	$—	$1,201

Total liabilities measured at fair value	$—	$1,201	$—	$1,201

(1)	Excluded from the table above are limited partnerships of $83.5 million at June 30, 2018 whose fair value is based on net asset value as a practical expedient.

GLOBAL INDEMNITY LIMITED

As of December 31, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$104,680	$—	$—	$104,680
Obligations of states and political subdivisions	—	95,114	—	95,114
Mortgage-backed securities	—	149,350	—	149,350
Commercial mortgage-backed securities	—	139,795	—	139,795
Asset-backed securities	—	203,701	—	203,701
Corporate bonds	—	423,390	—	423,390
Foreign corporate bonds	—	125,407	—	125,407

Total fixed maturities	104,680	1,136,757	—	1,241,437
Common stock	140,229	—	—	140,229

Total assets measured at fair value (1)	$244,909	$1,136,757	$—	$1,381,666

Liabilities:
Derivative instruments	$—	$7,968	$—	$7,968

Total liabilities measured at fair value	$—	$7,968	$—	$7,968

(1)	Excluded from the table above are limited partnerships of $77.8 million at December 31, 2017 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$64,709	$64,709	$72,230	$72,230
7.75% Subordinated Notes due 2045 (1)	96,680	99,320	96,619	100,059
7.875% Subordinated Notes due 2047 (2)	125,935	129,782	125,864	130,429

Total	$287,324	$293,811	$294,713	$302,718

(1)	As of June 30, 2018 and December 31, 2017, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.3 million.
(2)	As of June 30, 2018 and December 31, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.1 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand. The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

GLOBAL INDEMNITY LIMITED

There were no transfers between Level 1 and Level 2 during the quarters ended June 30, 2018 and 2017.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient. The following table provides the fair value and future funding commitments related to these investments at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	20,069	14,214	26,262	14,214
Private Middle Market Loan Fund, LP (3)	37,244	5,200	33,760	10,000
Distressed Debt Fund, LP (4)	26,186	25,750	17,798	33,500

Total	$83,499	$45,164	$77,820	$57,714

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

(4)

This limited partnership invests in stressed and distressed securities and structured products. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $1.2 million and $0.1 million for the quarters ended June 30, 2018 and 2017, respectively, and $3.6 million and $1.8 million during the six months ended June 30, 2018 and 2017, respectively.

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

GLOBAL INDEMNITY LIMITED

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

During the quarters and six months ended June 30, 2018 and 2017, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

As of June 30, 2018, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions. However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

GLOBAL INDEMNITY LIMITED

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and six months ended June 30, 2018 and 2017 were as follows:

Quarter Ended June 30, 2018: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$20,300	$138,517	$—	$158,817

Net premiums written	$20,300	$116,154	$—	$136,454

Net premiums earned	$37,111	$76,806	$—	$113,917
Net investment income	12,293	7,036	(8,375)	10,954
Net realized investment gains (losses)	(159)	2,989	—	2,830
Other income (loss)	(147)	471	—	324

Total revenues	49,098	87,302	(8,375)	128,025
Losses and Expenses:
Net losses and loss adjustment expenses	12,768	46,093	—	58,861
Acquisition costs and other underwriting expenses	16,147	31,366	—	47,513
Corporate and other operating expenses	4,915	6,003	—	10,918
Interest expense	1,552	11,763	(8,375)	4,940

Income (loss) before income taxes	$13,716	$(7,923)	$—	5,793

Quarter Ended June 30, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$60,061	$126,319	$(42,486)	$143,894

Net premiums written	$60,060	$63,737	$—	$123,797

Net premiums earned	$49,059	$58,014	$—	$107,073
Net investment income	14,560	5,243	(10,963)	8,840
Net realized investment gains (losses)	196	(858)	—	(662)
Other income	86	1,696	—	1,782

Total revenues	63,901	64,095	(10,963)	117,033
Losses and Expenses:
Net losses and loss adjustment expenses	22,876	34,824	—	57,700
Acquisition costs and other underwriting expenses	20,934	22,523	—	43,457
Corporate and other operating expenses	1,123	2,238	—	3,361
Interest expense	4,650	11,075	(10,963)	4,762

Income (loss) before income taxes	$14,318	$(6,565)	$—	$7,753

Six Months Ended June 30, 2018: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$30,615	$252,449	$—	$283,064

Net premiums written	$30,614	$213,710	$—	$244,324

Net premiums earned	$85,133	$136,786	$—	$221,919
Net investment income	27,514	14,224	(19,380)	22,358
Net realized investment gains (losses)	(164)	2,678	—	2,514
Other income (loss)	(97)	975	—	878

Total revenues	112,386	154,663	(19,380)	247,669
Losses and Expenses:
Net losses and loss adjustment expenses	33,333	81,600	—	114,933
Acquisition costs and other underwriting expenses	37,287	55,229	—	92,516
Corporate and other operating expenses	9,313	10,865	—	20,178
Interest expense	6,393	22,788	(19,380)	9,801

Income (loss) before income taxes	$26,060	$(15,819)	$—	$10,241

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2017: (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$114,163	$234,255	$(80,773)	$267,645

Net premiums written	$114,147	$121,156	$—	$235,303

Net premiums earned	$99,992	$120,207	$—	$220,199
Net investment income	26,888	10,202	(19,606)	17,484
Net realized investment gains (losses)	237	(124)	—	113
Other income	173	2,977	—	3,150

Total revenues	127,290	133,262	(19,606)	240,946
Losses and Expenses:
Net losses and loss adjustment expenses	43,736	76,525	—	120,261
Acquisition costs and other underwriting expenses	43,622	46,386	—	90,008
Corporate and other operating expenses	2,330	4,085	—	6,415
Interest expense	6,974	19,861	(19,606)	7,229

Income (loss) before income taxes	$30,628	$(13,595)	$—	$17,033

For the quarter and six months ended June 30, 2017, the Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, as reported in the table above, includes the results of the quota share agreement between Global Indemnity Reinsurance and the Insurance Operations. This quota share agreement was cancelled on a runoff basis effective January 1, 2018.

The following table summarizes the components of income tax benefit:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Current income tax expense:
Foreign	$85	$87	$264	$183
U.S. Federal	166	—	732	—

Total current income tax expense	251	87	996	183

Deferred income tax benefit:
U.S. Federal	(1,650)	(2,423)	(3,648)	(5,521)

Total deferred income tax benefit	(1,650)	(2,423)	(3,648)	(5,521)

Total income tax benefit	$(1,399)	$(2,336)	$(2,652)	$(5,338)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2018		2017
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(1,497)	(25.8%)	$(2,210)	(28.5%)
Adjustments:
Tax exempt interest	(4)	(0.1)	(67)	(0.9)
Dividend exclusion	(70)	(1.2)	(73)	(0.9)
Base Erosion Anti-Abuse Tax	165	2.9	—	—
Other	7	0.1	14	0.2

Actual tax on continuing operations	$(1,399)	(24.1%)	$(2,336)	(30.1%)

GLOBAL INDEMNITY LIMITED

The effective income tax benefit rate for the quarter ended June 30, 2018 was 24.1%, compared with an effective income tax benefit rate of 30.1% for the quarter ended June 30, 2017. The decrease in the effective income tax benefit rate in the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017 is due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 and the Base Erosion Anti-Abuse Tax (“BEAT”) that became effective upon the passage of the Tax Cuts and Jobs Act (“TCJA”). Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

	Six Months Ended June 30,
	2018		2017
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(3,033)	(29.6%)	$(4,574)	(26.9%)
Adjustments:
Tax exempt interest	(5)	0.0	(151)	(0.9)
Dividend exclusion	(135)	(1.3)	(266)	(1.6)
Base Erosion Anti-Abuse Tax	731	7.1	—	—
Other	(210)	(2.1)	(347)	(1.9)

Actual tax on continuing operations	$(2,652)	(25.9%)	$(5,338)	(31.3%)

The effective income tax benefit rate for the six months ended June 30, 2018 was 25.9%, compared with an effective income tax benefit rate of 31.3% for the six months ended June 30, 2017. The decrease in the effective income tax benefit rate in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 and the BEAT that became effective upon the passage of the TCJA. Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

Financial results for the quarter and six months ended June 30, 2018 reflect provisional tax estimates related to the TCJA. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board (“FASB”), these estimates may be adjusted during 2018. During the quarter and six months ended June 30, 2018, there were no adjustments to provisional tax estimates recorded in prior periods.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017. The TCJA repealed the corporate AMT. The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021. The Company has a net operating loss (“NOL”) carryforward of $16.6 million as of June 30, 2018, which begins to expire in 2035 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2017 was $16.3 million. The Company has a Section 163(j) (“163(j)”) carryforward of $9.6 million and $7.9 million as of June 30, 2018 and December 31, 2017, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued.

GLOBAL INDEMNITY LIMITED

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$615,125	$622,088	$634,664	$651,042
Less: Ceded reinsurance receivables	92,314	102,646	97,243	130,439

Net balance at beginning of period	522,811	519,442	537,421	520,603
Purchased reserves, gross	—	6,465	—	8,961
Purchased reserves ceded	—	(39)	—	510

Purchased reserves, net of third party reinsurance	—	6,426	—	9,471

Incurred losses and loss adjustment expenses related to:
Current year	68,448	73,003	130,447	145,694
Prior years	(9,587)	(15,303)	(15,514)	(25,433)

Total incurred losses and loss adjustment expenses	58,861	57,700	114,933	120,261

Paid losses and loss adjustment expenses related to:
Current year	33,120	42,975	50,574	67,363
Prior years	26,279	29,075	79,507	71,454

Total paid losses and loss adjustment expenses	59,399	72,050	130,081	138,817

Net balance at end of period	522,273	511,518	522,273	511,518
Plus: Ceded reinsurance receivables	91,397	104,245	91,397	104,245

Balance at end of period	$613,670	$615,763	$613,670	$615,763

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2018, the Company reduced its prior accident year loss reserves by $9.6 million, which consisted of a $5.2 million decrease related to Commercial Lines, $2.1 million decrease related to Personal Lines, and a $2.3 million decrease related to Reinsurance Operations.

The $5.2 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

General Liability: A $2.3 million reduction reflects lower than expected claims severity in the reserving segments excluding construction defect, primarily in the 2006 through 2010, 2012 through 2014, and 2016 accident years, partially offset by an increase in the 2011 and 2017 accident years.

•	Commercial Auto Liability: A $1.1 million decrease in the 2010, 2012 and 2013 accident years recognizes lower than anticipated claims severity.

•	Professional Liability: A $0.5 million decrease reflects lower than expected claims severity in the 2008 through 2010 and 2012 through 2014 accident years.

•

Property: A $1.3 million decrease in aggregate with $1.0 million of favorable development in the property excluding catastrophe reserve categories mainly due to lower than expected claims severity in the 2014 through 2016 accident years and $0.3 million of favorable development in the property catastrophe reserve categories primarily due to lower than anticipated claims severity in the 2017 accident year.

The $2.1 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $1.8 million reduction primarily due to lower than anticipated claims severity in the 2014 through 2016 accident years partially offset by an increase in the 2017 accident year.

•	General Liability: A $0.3 million decrease primarily due to lower than expected claims severity in the 2012 and 2016 accident years partially offset by an increase in the 2007 and 2017 accident years.

GLOBAL INDEMNITY LIMITED

The $2.3 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2011 through 2016 partially offset by an increase in the 2017 accident year. The accident year changes were based on a review of the experience reported from cedants.

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

•

Property: A $3.5 million reduction in aggregate with $3.0 million of favorable development in the property excluding catastrophe reserve categories mainly due to lower than expected claims frequency and severity in the 2011 through 2016 accident years and $0.5 million of favorable development in the property catastrophe reserve categories primarily due to lower than anticipated claims severity in the 2013 through 2015 accident years.

The $1.6 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines. Ultimate losses were lowered primarily in the 2013 through 2015 accident years based on a review of the experience reported from cedants.

During the first six months of 2018, the Company reduced its prior accident year loss reserves by $15.5 million, which consisted of a $7.9 million decrease related to Commercial Lines, $3.1 million decrease related to Personal Lines, and a $4.5 million decrease related to Reinsurance Operations.

The $7.9 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

General Liability: A $3.4 million reduction in reserve categories excluding construction defect. Lower than expected claims severity was the primary driver of the favorable development, mainly in the 2002 through 2004, 2006 through 2010, 2012 through 2014, and 2016 accident years which was partially offset by increases in the 2005, 2011, 2015, and 2017 accident years.

•	Commercial Auto Liability: A $2.1 million decrease in the 2010, 2012 and 2013 accident years reflects lower than anticipated claims severity.

•	Professional Liability: A $0.7 million decrease reflects lower than expected claims severity mainly in the 2010 through 2014 accident years.

•

Property: A $1.7 million decrease in aggregate with $1.4 million of favorable development in the property excluding catastrophe reserve categories and $0.3 million of favorable development in the property catastrophe reserve categories. The favorable development in the reserve categories excluding catastrophe experience mainly reflects lower than expected claims severity in the 2014 through 2017 accident years. For the property catastrophe reserve categories, lower than anticipated claims severity was the driver of the favorable development mainly in the 2017 accident year, partially offset by an increase in the 2016 accident year.

The $3.1 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $2.7 million reduction primarily in the 2014 through 2017 accident years mainly reflects lower than anticipated claims severity.

•

General Liability: A $0.4 million decrease primarily due to lower than expected claims severity in the 2012, 2014 and 2016 accident years partially offset by an increase in the 2007 and 2015 accident years.

GLOBAL INDEMNITY LIMITED

The $4.5 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2011, 2012, 2015 and 2016, partially offset by increases in the 2013, 2014 and 2017 accident years. Ultimate losses were adjusted in these accident years based on a review of the experience reported from cedants.

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

GLOBAL INDEMNITY LIMITED

7.	Debt

The Company’s outstanding debt consisted of the following at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Margin Borrowing Facility	$64,709	$72,230
7.75% Subordinated Notes due 2045	96,680	96,619
7.875% Subordinated Notes due 2047	125,935	125,864

Total	$287,324	$294,713

On April 25, 2018, Global Indemnity Group, Inc. (“GIGI”), an indirect wholly owned subsidiary of the Company, became a subordinated co-obligor with respect to the 7.75% Subordinated Notes due in 2045 and the 7.875% Subordinated Notes due in 2047 with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of, and interest on, the Notes of either series when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder. Notwithstanding the foregoing, GIGI’s obligations (including the obligation to pay the principal of and interest in respect of the Notes of any series) are subject to subordination to all monetary obligations or liabilities of GIGI owing to Global Indemnity Reinsurance, Ltd., a wholly owned subsidiary of the Company, and/or any other regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of GIGI for borrowed money. If the Company pays any amount with respect to the subordinated note obligations, the Company is entitled to be reimbursed by GIGI within 10 business days after a demand is made to GIGI by the Company. In consideration for becoming a subordinated co-obligor on the subordinated notes, GIGI received a promissory note from the Company with a principal amount of $230 million due April 15, 2047 that has since been assigned to an affiliate. This promissory note is eliminated in consolidation.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s 7.75% Subordinated Notes due in 2045 and the 7.875% Subordinated Notes due in 2047 as well as the Margin Borrowing Facility.

8.	Shareholders’ Equity

There were no A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2018.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2017:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - 31, 2017	586	(2)	$38.49	—	—

Total	586		$38.49	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

GLOBAL INDEMNITY LIMITED

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the six months ended June 30, 2018:

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

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the six months ended June 30, 2017:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	13,656	(2)	$38.21	—	—
February 1-28, 2017	15,309	(2)	$40.18	—	—
May 1-31, 2017	586	(2)	$38.49	—	—

Total	29,551		$39.24	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered or repurchased during the quarters or six months ended June 30, 2018 or 2017.

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

On June 3, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on June 22, 2018. On June 29, 2018, dividends totaling $3.5 million were paid to shareholders.

As of June 30, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.1 million.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s dividend program.

9.	Related Party Transactions

Fox Paine & Company (“Fox Paine”)

As of June 30, 2018, Fox Paine beneficially owned shares having approximately 82% of the Company’s total outstanding voting power. Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is a member of Fox Paine.

GLOBAL INDEMNITY LIMITED

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company, and Fox Paine may propose and negotiate transaction fees with the Company, subject to the provisions of the Company’s related party transaction policies including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time. The Company incurred management fees of $0.5 million in each of the quarters ended June 30, 2018 and 2017 and $1.0 million and $1.1 million in the six months ended June 30, 2018 and 2017, respectively, as part of the annual management fee paid to Fox Paine. As of June 30, 2018 and December 31, 2017, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $7.8 million and $6.8 million, respectively.

Fox Paine also performed advisory services for the Company in relation to a transaction whereby one of the Company’s indirect wholly owned subsidiaries became a co-obligor on the Company’s subordinated notes. The advisory services were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million. Advisory fees were $6.25 million and $12.5 million during the quarter and six months ended June 30, 2018, respectively. This advisory fee was paid during June, 2018.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2018, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies. As of June 30, 2018, the Company has completely funded the $40.0 million commitment. Of this amount, $5.2 million is still recallable.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products. As of June 30, 2018, the Company has funded $24.2 million of this commitment leaving $25.8 million as unfunded.

11.	Share-Based Compensation Plans

On June 13, 2018, the Company’s Shareholders approved the Global Indemnity Limited 2018 Share Incentive Plan (“the 2018 Plan”). The purpose of the 2018 Plan is to provide the Company a competitive advantage in attracting, retaining, and motivating officers, employees, consultants and non-employee directors, and to provide the Company with a share plan providing incentives linked to the financial results of the Company’s business and increases in shareholder value. Under the

2018 Plan, the Company may issue up to 2.5 million A ordinary shares pursuant to awards granted under the Plan. The 2018 Plan will replace the Global Indemnity Limited Share Incentive Plan, effective since February 2014, which was set to expire pursuant to its terms on February 9, 2019.

GLOBAL INDEMNITY LIMITED

Options

No stock options were awarded during the quarters ended June 30, 2018 or 2017. No unvested stock options were forfeited during the quarters ended June 30, 2018 or 2017.

On March 6, 2018, the Company entered into a Chief Executive Agreement (the “Employment Agreement”) with Cynthia Y. Valko, the Company’s Chief Executive Officer. In accordance with the Employment Agreement, the vesting schedule on the 300,000 stock options issued in 2014 (“Tranche 2 Options”) was modified. The Tranche 2 Options will now vest on each December 31 of 2018, 2019 and 2020 in an amount based on Ms. Valko’s attainment of Return on Equity criteria specified in the Employment Agreement. As a result of applying modification accounting, stock based compensation was increased by $0.4 million and $0.01 million during the quarter and six months ended June 30, 2018, respectively.

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

Other than the Tranche 3 Options granted to Ms. Valko, no additional stock options were awarded during the six months ended June 30, 2018. No stock options were awarded during the six months ended June 30, 2017. No unvested stock options were forfeited during the six months ended June 30, 2018 or 2017.

Restricted Shares

No restricted shares were issued to employees during the quarters ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, the Company granted 38,778 A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan. 11,843 of these shares vested immediately. The remainder will vest as follows

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

During the quarters ended June 30, 2018 and 2017, the Company granted 7,792 and 6,768 A ordinary shares, respectively, at a weighted average grant date value of $38.98 and $38.77 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2018 and 2017, the Company granted 16,934 and 13,468 A ordinary shares, respectively, at a weighted average grant date value of $36.57 and $38.63 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2018 and 2017 were fully vested but are subject to certain restrictions.

GLOBAL INDEMNITY LIMITED

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net income	$7,192	$10,089	$12,893	$22,371

Basic earnings per share:
Weighted average shares outstanding – basic	14,092,397	17,335,914	14,073,813	17,326,019

Net income per share	$0.51	$0.58	$0.92	$1.29

Diluted earnings per share:
Weighted average shares outstanding – diluted	14,334,600	17,690,879	14,308,264	17,670,636

Net income per share	$0.50	$0.57	$0.90	$1.27

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares for basic earnings per share	14,092,397	17,335,914	14,073,813	17,326,019
Non-vested restricted stock	76,775	153,471	70,244	146,992
Options	165,428	201,494	164,207	197,625

Weighted average shares for diluted earnings per share	14,334,600	17,690,879	14,308,264	17,670,636

The weighted average shares outstanding used to determine dilutive earnings per share for the quarter and six months ended June 30, 2018 does not include 600,000 shares which were deemed to be anti-dilutive. There were no anti-dilutive shares for the quarter or six months ended June 30, 2017.

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

GLOBAL INDEMNITY LIMITED

The following are tabulations of business segment information for the quarters and six months ended June 30, 2018 and 2017.

Quarter Ended June 30, 2018: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$69,973		$68,545	(6)	$20,299		$158,817

Net premiums written	$61,350		$54,807		$20,297		$136,454

Net premiums earned	$52,252		$49,880		$11,785		$113,917
Other income (loss)	—		472		(148)		324

Total revenues	52,252		50,352		11,637		114,241

Losses and Expenses:
Net losses and loss adjustment expenses	25,095		30,009		3,757		58,861
Acquisition costs and other underwriting expenses	21,051	(3)	22,227	(4)	4,235		47,513

Income (loss) from segments	$6,106		$(1,884)		$3,645		$7,867

Unallocated Items:
Net investment income							10,954
Net realized investment gain							2,830
Corporate and other operating expenses							(10,918)
Interest expense							(4,940)

Income before income taxes							5,793
Income tax benefit							1,399

Net income							7,192

Total assets	$896,698		$523,813		$561,308	(5)	$1,981,819

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $116 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $137 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($989) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended June 30, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$56,752		$69,572	(6)	$17,570		$143,894

Net premiums written	$49,439		$56,789		$17,569		$123,797

Net premiums earned	$43,519		$53,171		$10,383		$107,073
Other income	78		1,618		86		1,782

Total revenues	43,597		54,789		10,469		108,855

Losses and Expenses:
Net losses and loss adjustment expenses	14,169		39,161		4,370		57,700
Acquisition costs and other underwriting expenses	18,142	(3)	22,058	(4)	3,257		43,457

Income (loss) from segments	$11,286		$(6,430)		$2,842		$7,698

Unallocated Items:
Net investment income							8,840
Net realized investment losses							(662)
Corporate and other operating expenses							(3,361)
Interest expense							(4,762)

Income before income taxes benefit							7,753
Income tax benefit							2,336

Net income							10,089

Total assets	$880,084		$494,079		$730,191	(5)	$2,104,354

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $119 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $266 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $191 of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Six Months Ended June 30, 2018: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$123,746		$128,710	(6)	$30,608		$283,064

Net premiums written	$109,656		$104,062		$30,606		$244,324

Net premiums earned	$99,614		$100,492		$21,813		$221,919
Other income (loss)	—		975		(97)		878

Total revenues	99,614		101,467		21,716		222,797

Losses and Expenses:
Net losses and loss adjustment expenses	50,124		57,630		7,179		114,933
Acquisition costs and other underwriting expenses	40,256	(3)	44,406	(4)	7,854		92,516

Income (loss) from segments	$9,234		$(569)		$6,683		$15,348

Unallocated Items:
Net investment income							22,358
Net realized investment gain							2,514
Corporate and other operating expenses							(20,178)
Interest expense							(9,801)

Income before income taxes							10,241
Income tax benefit							2,652

Net income							12,893

Total assets	$896,698		$523,813		$561,308	(5)	$1,981,819

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $290 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $343 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($1,856) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2017: (Dollars in thousands)	Commercial Lines (1)		Personal Lines (1)		Reinsurance Operations (2)		Total
Revenues:
Gross premiums written	$102,663		$131,589	(6)	$33,393		$267,645

Net premiums written	$90,554		$111,372		$33,377		$235,303

Net premiums earned	$88,511		$111,834		$19,854		$220,199
Other income	78		2,899		173		3,150

Total revenues	88,589		114,733		20,027		223,349

Losses and Expenses:
Net losses and loss adjustment expenses	34,593		77,876		7,792		120,261
Acquisition costs and other underwriting expenses	37,161	(3)	46,592	(4)	6,255		90,008

Income (loss) from segments	$16,835		$(9,735)		$5,980		$13,080

Unallocated Items:
Net investment income							17,484
Net realized investment gain							113
Corporate and other operating expenses							(6,415)
Interest expense							(7,229)

Income before income taxes							17,033
Income tax benefit							5,338

Net income							22,371

Total assets	$880,084		$494,079		$730,191	(5)	$2,104,354

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $239 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $559 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes $1,242 of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

14.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at June 30, 2018 and December 31, 2017, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters and six months ended June 30, 2018 and 2017, and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017. GIGI is a 100% owned subsidiary of the Company. See Note 7 for information on the Company’s debt obligations.

Condensed Consolidating Balance Sheets at June 30, 2018 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS
Total investments	$17,712	$313,031	$1,174,415	$—	$1,505,158
Cash and cash equivalents	1,385	1,461	44,292	—	47,138
Investments in subsidiaries	1,218,698	323,017	39,581	(1,581,296)	—
Due from subsidiaries and affiliates	4,507	(8,334)	3,827	—	—
Notes receivable – affiliate	—	80,049	845,498	(925,547)	—
Interest receivable – affiliate	—	3,285	29,114	(32,399)	—
Premiums receivable, net	—	—	92,567	—	92,567
Reinsurance receivables, net	—	—	96,568	—	96,568
Funds held by ceding insurers	—	—	52,110	—	52,110
Federal income taxes receivable	—	9,687	304	—	9,991
Deferred federal income taxes	—	26,913	5,930	—	32,843
Deferred acquisition costs	—	—	65,504	—	65,504
Intangible assets	—	—	22,285	—	22,285
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	25,237	—	25,237
Receivable for securities sold	—	—	—	—	—
Other assets	8,057	8,009	17,216	(7,385)	25,897

Total assets	$1,250,359	$757,118	$2,520,969	$(2,546,627)	$1,981,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$613,670	$—	$613,670
Unearned premiums	—	—	304,188	—	304,188
Ceded balances payable	—	—	21,848	—	21,848
Payable for securities purchased	—	(3,041)	3,594	—	553
Contingent commissions	—	—	6,496	—	6,496
Debt	—	294,709	—	(7,385)	287,324
Notes payable – affiliates	520,498	400,000	5,049	(925,547)
Accrued interest payable – affiliates	17,335	13,594	1,470	(32,399)
Other liabilities	10,109	12,276	22,926	12	45,323

Total liabilities	547,942	717,538	979,241	(965,319)	1,279,402

Shareholders’ equity
Total shareholders’ equity	702,417	39,580	1,541,728	(1,581,308)	702,417

Total liabilities and shareholders’ equity	$1,250,359	$757,118	$2,520,969	$(2,546,627)	$1,981,819

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2017 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS
Total investments	$13,118	$309,891	$1,136,477	$—	$1,459,486
Cash and cash equivalents	11,089	7,749	55,576	—	74,414
Investments in subsidiaries	1,207,590	321,194	62,950	(1,591,734)	—
Due from subsidiaries and affiliates	4,618	(6,513)	1,895	—	—
Notes receivable – affiliate	—	80,049	845,498	(925,547)	—
Interest receivable – affiliate	—	2,721	30,642	(33,363)	—
Premiums receivable, net	—	—	84,386	—	84,386
Reinsurance receivables, net	—	—	105,060	—	105,060
Funds held by ceding insurers	—	—	45,300	—	45,300
Federal income taxes receivable	—	7,560	2,489	283	10,332
Deferred federal income taxes	—	21,533	4,833	(170)	26,196
Deferred acquisition costs	—	—	61,647	—	61,647
Intangible assets	—	—	22,549	—	22,549
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	28,851	—	28,851
Receivable for securities sold	—	(403)	1,946	—	1,543
Other assets	20,681	52,806	21,897	(20,000)	75,384

Total assets	$1,257,096	$796,587	$2,518,517	$(2,570,531)	$2,001,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$634,664	$—	$634,664
Unearned premiums	—	—	285,397	—	285,397
Ceded balances payable	—	—	10,851	—	10,851
Payable for securities purchased	—	—	—	—	—
Contingent commissions	—	—	7,984	—	7,984
Debt	222,483	72,230	—	—	294,713
Notes payable – affiliates	290,498	630,000	5,049	(925,547)	—
Accrued interest payable – affiliates	12,465	19,574	1,324	(33,363)	—
Other liabilities	13,256	11,832	44,578	(20,000)	49,666

Total liabilities	538,702	733,636	989,847	(978,910)	1,283,275

Shareholders’ equity
Total shareholders’ equity	718,394	62,951	1,528,670	(1,591,621)	718,394

Total liabilities and shareholders’ equity	$1,257,096	$796,587	$2,518,517	$(2,570,531)	$2,001,669

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended June 30, 2018 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$113,917	$—	$113,917
Net investment income	205	2,711	20,316	(12,278)	10,954
Net realized investment gains (losses)	(20)	3,066	(216)	—	2,830
Other income	—	14	310	—	324

Total revenues	185	5,791	134,327	(12,278)	128,025
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	58,861	—	58,861
Acquisition costs and other underwriting expenses	—	—	47,513	—	47,513
Corporate and other operating expenses	4,719	5,927	272	—	10,918
Interest expense	5,379	11,718	121	(12,278)	4,940

Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(9,913)	(11,854)	27,560	—	5,793
Equity in net income (loss) of subsidiaries	17,105	3,108	(6,428)	(13,785)	—

Income (loss) before income taxes	7,192	(8,746)	21,132	(13,785)	5,793
Income tax benefit	—	(2,312)	913	—	(1,399)

Net income (loss)	$7,192	$(6,434)	$20,219	$(13,785)	$7,192

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Quarter Ended June 30, 2017 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$107,073	$—	$107,073
Net investment income	142	1,183	18,959	(11,444)	8,840
Net realized investment gains (losses)	(242)	(1,026)	606	—	(662)
Other income	—	1,149	633	—	1,782

Total revenues	(100)	1,306	127,271	(11,444)	117,033
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	57,700	—	57,700
Acquisition costs and other underwriting expenses	—	—	43,457	—	43,457
Corporate and other operating expenses	920	(4,331)	6,772	—	3,361
Interest expense	5,051	11,075	80	(11,444)	4,762

Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(6,071)	(5,438)	19,262	—	7,753
Equity in net income (loss) of subsidiaries	16,160	(646)	(3,982)	(11,532)	—

Income (loss) before income taxes	10,089	(6,084)	15,280	(11,532)	7,753
Income tax benefit	—	(1,994)	(342)	—	(2,336)

Net income (loss)	$10,089	$(4,090)	$15,622	$(11,532)	$10,089

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2018 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$0	$221,919	$—	$221,919
Net investment income	337	5,912	39,940	(23,831)	22,358
Net realized investment gains (losses)	(20)	2,846	(312)	—	2,514
Other income	—	12	866	—	878

Total revenues	317	8,770	262,413	(23,831)	247,669
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	114,933	—	114,933
Acquisition costs and other underwriting expenses	—	—	92,516	—	92,516
Corporate and other operating expenses	8,977	10,645	556	—	20,178
Interest expense	10,698	22,738	196	(23,831)	9,801

Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(19,358)	(24,613)	54,212	—	10,241
Equity in net income (loss) of subsidiaries	32,251	10,765	(12,901)	(30,115)	—

Income (loss) before income taxes	12,893	(13,848)	41,311	(30,115)	10,241
Income tax expense (benefit)	—	(947)	(1,818)	113	(2,652)

Net income (loss)	$12,893	$(12,901)	$43,129	$(30,228)	$12,893

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2017 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$0	$220,199	$—	$220,199
Net investment income	152	2,784	34,965	(20,417)	17,484
Net realized investment gains (losses)	(249)	(601)	963	—	113
Other income	—	1,776	1,374	—	3,150

Total revenues	(97)	3,959	257,501	(20,417)	240,946
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	120,261	—	120,261
Acquisition costs and other underwriting expenses	—	—	90,008	—	90,008
Corporate and other operating expenses	1,500	(5,663)	10,578	—	6,415
Interest expense	7,593	19,850	203	(20,417)	7,229

Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(9,190)	(10,228)	36,451	—	17,033
Equity in net income (loss) of subsidiaries	31,561	(1,688)	(7,959)	(21,914)	—

Income (loss) before income taxes	22,371	(11,916)	28,492	(21,914)	17,033
Income tax benefit	—	(3,846)	(1,492)	—	(5,338)

Net income (loss)	$22,371	$(8,070)	$29,984	$(21,914)	$22,371

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended June 30, 2018 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$7,192	$(6,434)	$20,219	$(13,785)	$7,192

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(23)	(475)	(5,322)	—	(5,820)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(5,941)	(2,517)	(2,600)	11,058	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(7)	—	(7)
Reclassification adjustment for gains included in net income (loss)	20	392	199	—	611
Unrealized foreign currency translation gains (losses)	—	—	(728)	—	(728)

Other comprehensive income (loss), net of tax	(5,944)	(2,600)	(8,458)	11,058	(5,944)

Comprehensive income (loss), net of tax	$1,248	$(9,034)	$11,761	$(2,727)	$1,248

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended June 30, 2017 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$10,089	$(4,090)	$15,622	$(11,532)	$10,089

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(235)	466	1,920	4	2,155
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	1,647	625	777	(3,049)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(1)	—	(1)
Reclassification adjustment for gains included in net income (loss)	242	(518)	(547)	—	(823)
Unrealized foreign currency translation gains (losses)	—	204	119	—	323

Other comprehensive income (loss), net of tax	1,654	777	2,268	(3,045)	1,654

Comprehensive income (loss), net of tax	$11,743	$(3,313)	$17,890	$(14,577)	$11,743

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2018 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$12,893	$(12,901)	$43,129	$(30,228)	$12,893

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(147)	(2,085)	(18,776)	—	(21,008)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(21,303)	(9,030)	(10,726)	41,059	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(8)	—	(8)
Reclassification adjustment for gains included in net income (loss)	20	389	277	—	686
Unrealized foreign currency translation gains (losses)	—	—	(1,100)	—	(1,100)

Other comprehensive income (loss), net of tax	(21,430)	(10,726)	(30,333)	41,059	(21,430)

Comprehensive income (loss), net of tax	$(8,537)	$(23,627)	$12,796	$10,831	$(8,537)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2017 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$22,371	$(8,070)	$29,984	$(21,914)	$22,371

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(244)	3,823	3,739	15	7,333
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	6,599	1,189	4,615	(12,403)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(1)	—	(1)
Reclassification adjustment for gains included in net income (loss)	249	(682)	(796)	—	(1,229)
Unrealized foreign currency translation gains (losses)	—	285	216	—	501

Other comprehensive income (loss), net of tax	6,604	4,615	7,773	(12,388)	6,604

Comprehensive income (loss), net of tax	$28,975	$(3,455)	$37,757	$(34,302)	$28,975

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at June 30, 2018 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(16,120)	$9,869	$65,211	$58,960

Cash flows from investing activities:
Proceeds from sale of fixed maturities	15,284	24,077	75,095	114,456
Proceeds from sale of equity securities	—	17,461	—	17,461
Proceeds from maturity of fixed maturities	5,431	7,600	20,010	33,041
Proceeds from limited partnerships	—	(1,322)	6,193	4,871
Amounts received in connection with derivatives	—	6,602	—	6,602
Purchases of fixed maturities	(25,485)	(31,659)	(157,793)	(214,937)
Purchases of equity securities	—	(17,330)	—	(17,330)
Purchases of other invested assets	—	(10,550)	—	(10,550)
Acquisition of business	—	(3,515)	—	(3,515)

Net cash used for investing activities	(4,770)	(8,636)	(56,495)	(69,901)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	—	(7,521)	—	(7,521)
Proceeds / (issuance) of notes to affiliates	230,000	(230,000)	—	—
Debt restructuring	(230,000)	230,000	—	—
Dividends paid to shareholders	(7,001)	—	—	(7,001)
Dividends from subsidiaries	20,000	—	(20,000)	—
Capital contribution to a subsidiary	—	—	—	—
Purchase of A ordinary shares	(1,813)	—	—	(1,813)

Net cash provided by (used for) financing activities	11,186	(7,521)	(20,000)	(16,335)

Net change in cash and cash equivalents	(9,704)	(6,288)	(11,284)	(27,276)
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414

Cash and cash equivalents at end of period	$1,385	$1,461	$44,292	$47,138

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at June 30, 2017 (in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(4,696)	$(8,127)	$9,417	$(3,406)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	10,392	29,043	592,218	631,653
Proceeds from sale of equity securities	—	13,740	—	13,740
Proceeds from maturity of fixed maturities	3,000	25,000	25,478	53,478
Proceeds from limited partnerships	—	6,629	3,693	10,322
Amounts paid in connection with derivatives	—	(983)	—	(983)
Purchases of fixed maturities	(29,215)	(158,412)	(593,643)	(781,270)
Purchases of equity securities	—	(17,517)	—	(17,517)
Purchases of other invested assets	—	(16,500)	—	(16,500)

Net cash provided by (used for) investing activities	(15,823)	(119,000)	27,746	(107,077)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	—	7,242	—	7,242
Proceeds from issuance of subordinated notes	130,000	—	—	130,000
Debt issuance cost	(4,246)	—	—	(4,246)
Proceeds / (issuance) of notes to affiliates	—	120,000	(120,000)	—
Dividends from subsidiaries	—	—	—	—
Capital contribution	(96,000)	—	96,000	—
Purchase of A ordinary shares	(1,159)	—	—	(1,159)

Net cash provided by (used for) financing activities	28,595	127,242	(24,000)	131,837

Net change in cash and cash equivalents	8,076	115	13,163	21,354
Cash and cash equivalents at beginning of period	91	5,536	69,483	75,110

Cash and cash equivalents at end of period	$8,167	$5,651	$82,646	$96,464

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

15. New Accounting Pronouncements

Accounting Standards Adopted in 2018

In March, 2018, the FASB issued new accounting guidance whereby the SEC provided clarification to address any uncertainty or diversity of views in practice related to the application of ASC Topic 740, Income Taxes, in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the TCJA for the reporting period in which the Act was enacted. This guidance is effective immediately. Accordingly, provisional estimates were recorded based on the Company’s initial analysis and current interpretation of the legislation and disclosed in the notes above. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

In February, 2018, the FASB issued new accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The amendments in this Update also require certain disclosures related to stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company early adopted the provisions of this new guidance on a retrospective basis as of January 1, 2018 and made an election to reclassify, in its entirety, all stranded tax effects related to TCJA. As a result, the Company recorded a cumulative effect adjustment of $0.1 million which was reclassified from accumulated other comprehensive income to retained earnings. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

GLOBAL INDEMNITY LIMITED

In May, 2017, the FASB issued updated accounting guidance which clarified whether changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this guidance during the first quarter of 2018. The provisions of this guidance were adopted on a prospective basis. As a result of adopting this guidance, stock based compensation was increased by $0.4 million and $0.01 million during the quarter and six months ended June 30, 2018, respectively. The adjustment was due to the Company entering into an Employment Agreement with its Chief Executive Officer which modified the vesting schedule on 300,000 options issued in 2014. The Company did not record a cumulative effect adjustment to shareholders’ equity as a result of adopting this guidance and the adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

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

In January, 2016, the FASB issued new accounting guidance surrounding the accounting for financial instruments. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In particular, the guidance requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings. During the quarter and six months ended June 30, 2018, net realized investment gains (losses) included a gain of $0.8 million and loss of $4.2 million, respectively, related to the change in the fair value of equity investments in accordance with this new accounting guidance.

In May, 2014, the FASB issued new accounting guidance regarding the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the standard and all related amendments using the modified retrospective method. Long and short duration insurance contracts, which comprise the majority of the Company’s revenues, are excluded from this accounting guidance. As such, revenue within the scope of the new guidance primarily includes fee income. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows. There were no material changes in the timing or measurement of revenues based upon the guidance. As a result, there is no cumulative effect on retained earnings.

GLOBAL INDEMNITY LIMITED

Recently Issued Accounting Guidance Not Yet Adopted

In June, 2018, the FASB issued new accounting guidance which expanded the scope of Accounting Standards Codification (“ASC”) Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployee. This guidance is effective for fiscal years beginning after December 15, 2018 including interim periods. The Company does not anticipate the new guidance having a material impact on its financial condition, results of operations, or cash flows.

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

On June 4, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on June 22, 2018. On June 29, 2018, dividends totaling $3.5 million were paid to shareholders.

Overview

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 125 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Lines operates predominantly in the excess and surplus lines marketplace. The Company manages its Commercial Lines segment via product classifications. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents.

GLOBAL INDEMNITY LIMITED

The Company’s Personal Lines segment, via American Reliable, offers specialty personal lines and agricultural coverage through a group of approximately 260 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

GLOBAL INDEMNITY LIMITED

•

The Company adopted new accounting guidance regarding intra-entity transfers of assets other than inventory. Upon adoption, the Company now recognizes the tax expense from the sale of the asset in the appropriate tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises would also be recognized at the time of the transfer.

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2018 and 2017:

	Quarters Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in thousands)	2018	2017		2018	2017
Gross premiums written	$158,817	$143,894	10.4%	$283,064	$267,645	5.8%

Net premiums written	$136,454	$123,797	10.2%	$244,324	$235,303	3.8%

Net premiums earned	$113,917	$107,073	6.4%	$221,919	$220,199	0.8%
Other income	324	1,782	(81.8%)	878	3,150	(72.1%)

Total revenues	114,241	108,855	4.9%	222,797	223,349	(0.2%)
Losses and expenses:
Net losses and loss adjustment expenses	58,861	57,700	2.0%	114,933	120,261	(4.4%)
Acquisition costs and other underwriting expenses	47,513	43,457	9.3%	92,516	90,008	2.8%

Underwriting income (loss)	7,867	7,698	2.2%	15,348	13,080	17.3%
Net investment income	10,954	8,840	23.9%	22,358	17,484	27.9%
Net realized investment gains (losses)	2,830	(662)	NM	2,514	113	NM
Corporate and other operating expenses	(10,918)	(3,361)	224.8%	(20,178)	(6,415)	214.5%
Interest expense	(4,940)	(4,762)	3.7%	(9,801)	(7,229)	35.6%

Income (loss) before income taxes	5,793	7,753	(25.3%)	10,241	17,033	(39.9%)
Income tax benefit	(1,399)	(2,336)	(40.1%)	(2,652)	(5,338)	(50.3%)

Net income (loss)	$7,192	$10,089	(28.7%)	$12,893	$22,371	(42.4%)

Underwriting Ratios:
Loss ratio (1):	51.7%	53.9%		51.8%	54.6%
Expense ratio (2)	41.7%	40.6%		41.7%	40.9%

Combined ratio (3)	93.4%	94.5%		93.5%	95.5%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in thousands)	2018	2017		2018	2017
Gross premiums written (1)
Commercial Lines	$69,973	$56,752	23.3%	$123,746	$102,663	20.5%
Personal Lines (3)	68,545	69,572	(1.5%)	128,710	131,589	(2.2%)
Reinsurance (5)	20,299	17,570	15.5%	30,608	33,393	(8.3%)

Total gross premiums written	$158,817	$143,894	10.4%	$283,064	$267,645	5.8%

Ceded premiums written
Commercial Lines	$8,623	$7,313	17.9%	$14,090	$12,109	16.4%
Personal Lines	13,738	12,783	7.5%	24,648	20,217	21.9%
Reinsurance (5)	2	1	100.0%	2	16	(87.5%)

Total ceded premiums written	$22,363	$20,097	11.3%	$38,740	$32,342	19.8%

Net premiums written (2)
Commercial Lines	$61,350	$49,439	24.1%	$109,656	$90,554	21.1%
Personal Lines	54,807	56,789	(3.5%)	104,062	111,372	(6.6%)
Reinsurance (5)	20,297	17,569	15.5%	30,606	33,377	(8.3%)

Total net premiums written	$136,454	$123,797	10.2%	$244,324	$235,303	3.8%

Net premiums earned
Commercial Lines (4)	$52,252	$43,519	20.1%	$99,614	$88,511	12.5%
Personal Lines (4)	49,880	53,171	(6.2%)	100,492	111,834	(10.1%)
Reinsurance (5)	11,785	10,383	13.5%	21,813	19,854	9.9%

Total net premiums earned	$113,917	$107,073	6.4%	$221,919	$220,199	0.8%

NM – not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($989) and $191 during the quarters ended June 30, 2018 and 2017, respectively, and ($1,856) and $1,242 during the six months ended June 30, 2018 and 2017, respectively.

(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 10.4% and 5.8% for the quarter and six months ended June 30, 2018, respectively, as compared to same period in 2017. Gross premiums written include business written by American Reliable that was ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($1.0) million and $0.2 million for the quarters ended June 30, 2018 and 2017, respectively and ($1.9) million and $1.2 for the six months ended June 30, 2018 and 2017, respectively. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 11.2% and 7.0% for the quarter and six months ended June 30, 2018, respectively, as compared to same period in 2017. For the quarter ended June 30, 2018, the increase is mainly due to premium growth within Commercials Lines which is primarily being driven by rate increases mainly due to catastrophe experienced in the prior year, new programs, and increased interaction with agents as well as growth within Reinsurance Operations mainly attributable to the property catastrophe treaties and professional liability portfolio. This growth was partially offset by a decline in Reinsurance Operations primarily due to the non-renewal of a treaty. For the six months ended June 30, 2018, the increase is mainly due to the premium growth within the Company’s Commercial Lines partially offset by a reduction in premiums written within the Company’s Reinsurance Operations. The growth experienced in Commercial Lines is primarily being driven by rate increases mainly due to catastrophes experienced in the prior year, new programs, and increased interactions with agents. The reduction in gross premiums written within the Company’s Reinsurance Operations is primarily due to the non-renewal of a treaty partially offset by growth in the property catastrophe treaties and professional liability portfolio.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Commercial Lines	87.7%	87.1%	0.6	88.6%	88.2%	0.4
Personal Lines (1)	78.8%	81.8%	(3.0)	79.7%	85.4%	(5.7)
Reinsurance	100.0%	100.0%	0.0	100.0%	100.0%	0.0

Total (1)	85.4%	86.1%	(0.7)	85.8%	88.3%	(2.5)

(1)

Excludes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($989) and $191 during the quarters ended June 30, 2018 and 2017, respectively, and ($1,856) and $1,242 during the six months ended June 30, 2018 and 2017, respectively.

The net premium retention for the quarter and six months ended June 30, 2018 decreased by 0.7 points and 2.5 points, respectively, as compared to the same period in 2017. This change in retention is primarily driven by the Company’s Personal Lines. The net premium retention for the quarter and six months ended June 30, 2018 decreased by 3.0 points and 5.7 points, respectively, for Personal Lines as compared to 2017 primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Please see the Liquidity section within Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for additional information on the Property Catastrophe Quota Share.

Net Premiums Earned

Net premiums earned within the Commercial Lines segment increased by 20.1% and 12.5% for the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The increase in net premiums earned was primarily due to an increase in gross premiums written. Property net premiums earned were $26.6 million and $21.9 million for the quarters ended June 30, 2018 and 2017, respectively, and $50.3 million and $45.6 million for the six months ended June 30, 2018 and 2017, respectively. Casualty net premiums earned were $25.6 million and $21.6 million for the quarters ended June 30, 2018 and 2017, respectively, and $49.3 million and $42.9 million for the six months ended June 30, 2018 and 2017, respectively.

Net premiums earned within the Personal Lines segment decreased by 6.2% and 10.1% for the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017 primarily due to a slight decline in gross premiums written as well as additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Property net premiums earned were $42.2 million and $45.0 million for the quarters ended June 30, 2018 and 2017, respectively, and $84.9 million and $95.2 million for the six months ended June 30, 2018 and 2017, respectively. Casualty net premiums earned were $7.7 million and $8.2 million for the quarters ended June 30, 2018 and 2017, respectively, and $15.6 million and $16.6 million for the six months ended June 30, 2018 and 2017, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 13.5% and 9.9% for the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017 primarily due to growth in gross premiums written within the property and professional lines of business. Property net premiums earned were $10.3 million and $9.2 million for the quarters ended June 30, 2018 and 2017, respectively, and $19.0 million and $17.5 million for the six months ended June 30, 2018 and 2017, respectively. Casualty net premiums earned were $1.5 million and $1.2 million for the quarters ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at June 30, 2018 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $613.7 million and $522.3 million, respectively, as of June 30, 2018. A breakout of the Company’s gross and net reserves, as of June 30, 2018, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$111,092	$300,272	$411,364
Personal Lines	34,441	79,340	113,781
Reinsurance Operations	33,415	55,110	88,525

Total	$178,948	$434,722	$613,670

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$88,961	$251,468	$340,429
Personal Lines	27,707	65,675	93,382
Reinsurance Operations	33,415	55,047	88,462

Total	$150,083	$372,190	$522,273

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $130.4 million for claims occurring during the six months ended June 30, 2018:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(18,908)	$(12,714)	$(6,520)	$(326)	$5,868
	-3%	(16,561)	(10,236)	(3,912)	2,412	8,737
	-2%	(15,387)	(8,998)	(2,608)	3,782	10,171
	-1%	(14,214)	(7,759)	(1,304)	5,151	11,606
	0%	(13,040)	(6,520)	—	6,520	13,040
	1%	(11,866)	(5,281)	1,304	7,889	14,474
	2%	(10,693)	(4,042)	2,608	9,258	15,909
	3%	(9,519)	(2,804)	3,912	10,628	17,343
	5%	(7,172)	(326)	6,520	13,366	20,212

The Company’s net reserves for losses and loss adjustment expenses of $522.3 million as of June 30, 2018 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in thousands)	2018 (2)	2017 (2)		2018 (2)	2017 (2)
Gross premiums written	$69,973	$56,752	23.3%	$123,746	$102,663	20.5%

Net premiums written	$61,350	$49,439	24.1%	$109,656	$90,554	21.1%

Net premiums earned	$52,252	$43,519	20.1%	$99,614	$88,511	12.5%
Other income	—	78	(100.0%)	—	78	(100.0%)

Total revenues	52,252	43,597	19.9%	99,614	88,589	12.4%
Losses and expenses:
Net losses and loss adjustment expenses	25,095	14,169	77.1%	50,124	34,593	44.9%
Acquisition costs and other underwriting expenses (1)	21,051	18,142	16.0%	40,256	37,161	8.3%

Underwriting income (loss)	$6,106	$11,286	(45.9%)	$9,234	$16,835	(45.1%)

	Quarter Ended June 30,		Point Change	Six Months Ended June 30,		Point Change
	2018	2017		2018	2017
Underwriting Ratios:
Loss ratio:
Current accident year	57.9%	64.0%	(6.1)	58.2%	60.5%	(2.3)
Prior accident year	(9.9%)	(31.4%)	21.5	(7.9%)	(21.4%)	13.5

Calendar year loss ratio	48.0%	32.6%	15.4	50.3%	39.1%	11.2
Expense ratio	40.3%	41.7%	(1.4)	40.4%	42.0%	(1.6)

Combined ratio	88.3%	74.3%	14.0	90.7%	81.1%	9.6

(1)

Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $116 and $119 for the quarters ended June 30, 2018 and 2017, respectively, and $290 and $239 for the six months ended June 30, 2018 and 2017, respectively.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$12,739	47.8%	$11,542	52.7%	$24,531	48.7%	$21,673	47.6%
Effect of prior accident year	(698)	(2.6%)	(3,432)	(15.7%)	(1,119)	(2.2%)	(3,667)	(8.0%)

Non catastrophe property losses and ratio (2)	$12,041	45.2%	$8,110	37.0%	$23,412	46.5%	$18,006	39.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,948	11.1%	$2,361	10.8%	$4,723	9.4%	$5,259	11.5%
Effect of prior accident year	(610)	(2.3%)	(89)	(0.4%)	(602)	(1.2%)	(1,548)	(3.4%)

Catastrophe losses and ratio (2)	$2,338	8.8%	$2,272	10.4%	$4,121	8.2%	$3,711	8.1%

Total property losses and ratio excluding the effect of prior accident year (1)	$15,687	58.9%	$13,903	63.5%	$29,254	58.1%	$26,932	59.1%
Effect of prior accident year	(1,308)	(4.9%)	(3,522)	(16.1%)	(1,721)	(3.4%)	(5,215)	(11.4%)

Total property losses and ratio (2)	$14,379	54.0%	$10,381	47.4%	$27,533	54.7%	$21,717	47.7%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$14,583	57.0%	$13,936	64.4%	$28,750	58.3%	$26,582	61.9%
Effect of prior accident year	(3,867)	(15.1%)	(10,148)	(46.9%)	(6,159)	(12.5%)	(13,706)	(31.9%)

Total Casualty losses and ratio (2)	$10,716	41.9%	$3,788	17.5%	$22,591	45.8%	$12,876	30.0%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$30,270	57.9%	$27,839	64.0%	$58,004	58.2%	$53,514	60.5%
Effect of prior accident year	(5,175)	(9.9%)	(13,670)	(31.4%)	(7,880)	(7.9%)	(18,921)	(21.4%)

Total net losses and loss adjustment expense and total loss ratio (2)	$25,095	48.0%	$14,169	32.6%	$50,124	50.3%	$34,593	39.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Property losses
Catastrophe	$2,948	$2,361	24.9%	$4,723	$5,259	(10.2%)
Non-catastrophe	12,739	11,542	10.4%	24,531	21,673	13.2%

Property losses	15,687	13,903	12.8%	29,254	26,932	8.6%
Casualty losses	14,583	13,936	4.6%	28,750	26,582	8.2%

Total accident year losses	$30,270	$27,839	8.7%	$58,004	$53,514	8.4%

	Quarter Ended June 30,		Point Change	Six Months Ended June 30,		Point Change
	2018	2017		2018	2017
Current accident year loss ratio:
Property
Catastrophe	11.1%	10.8%	0.3	9.4%	11.5%	(2.1)
Non-catastrophe	47.8%	52.7%	(4.9)	48.7%	47.6%	1.1

Property loss ratio	58.9%	63.5%	(4.6)	58.1%	59.1%	(1.0)
Casualty loss ratio	57.0%	64.4%	(7.4)	58.3%	61.9%	(3.6)

Total accident year loss ratio	57.9%	64.0%	(6.1)	58.2%	60.5%	(2.3)

The current accident year catastrophe loss ratio increased by 0.3 points during the quarter ended June 30, 2018 as compared to the same period in 2017.

The current accident year catastrophe loss ratio improved by 2.1 points during the six months ended June 30, 2018 as compared to the same period in 2017. The loss ratio improvement reflects a lower claims frequency for both the first accident quarter and second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 4.9 points during the quarter ended June 30, 2018 as compared to the same period in 2017 primarily due to a lower claims frequency in the second accident quarter compared to the same quarter last year.

The current accident year non-catastrophe property loss ratio increased by 1.1 points during the six months ended June 30, 2018 as compared to the same period in 2017. The increase in the loss ratio reflects a higher claims severity compared to the first six months of last year.

The current accident year casualty loss ratio improved by 7.4 points and 3.6 points during the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017 primarily due to lower claims severity for both the first accident quarter and second accident quarter compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes a decrease of $5.2 million, or 9.9 percentage points, and a decrease of $7.9 million, or 7.9 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2017 includes a decrease of $13.7 million, or 31.4 percentage points, and a decrease of $18.9 million, or 21.4 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Lines improved by 1.4 points from 41.7% for the quarter ended June 30, 2017 to 40.3% for the quarter ended June 30, 2018 and improved by 1.6 points from 42.0% for the six months ended June 31, 2017 to 40.4% for the six months ended June 30, 2018. The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above.

GLOBAL INDEMNITY LIMITED

Personal Lines

The components of income and loss from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in thousands)	2018 (3)	2017 (3)		2018 (3)	2017 (3)
Gross premiums written (1)	$68,545	$69,572	(1.5%)	$128,710	$131,589	(2.2%)

Net premiums written	$54,807	$56,789	(3.5%)	$104,062	$111,372	(6.6%)

Net premiums earned	$49,880	$53,171	(6.2%)	$100,492	$111,834	(10.1%)
Other income	472	1,618	(70.8%)	975	2,899	(66.4%)

Total revenues	50,352	54,789	(8.1%)	101,467	114,733	(11.6%)
Losses and expenses:
Net losses and loss adjustment expenses	30,009	39,161	(23.4%)	57,630	77,876	(26.0%)
Acquisition costs and other underwriting expenses (2)	22,227	22,058	0.8%	44,406	46,592	(4.7%)

Underwriting income (loss)	$(1,884)	$(6,430)	(70.7%)	$(569)	$(9,735)	(94.2%)

	Quarters Ended June 30,		Point Change	Six Months Ended June 30,		Point Change
	2018	2017		2018	2017
Underwriting Ratios:
Loss ratio:
Current accident year	64.3%	73.6%	(9.3)	60.5%	72.5%	(12.0)
Prior accident year	(4.2%)	—	(4.2)	(3.1%)	(2.8%)	(0.3)

Calendar year loss ratio	60.1%	73.6%	(13.5)	57.4%	69.7%	(12.3)
Expense ratio	44.6%	41.5%	3.1	44.2%	41.7%	2.5

Combined ratio	104.7%	115.1%	(10.4)	101.6%	111.4%	(9.8)

(1)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($989) and $191 during the quarters ended June 30, 2018 and 2017, respectively, and ($1,856) and $1,242 during the six months ended June 30, 2018 and 2017, respectively.

(2)

Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $137 and $266 for the quarters ended June 30, 2018 and 2017, respectively, and $343 and $559 for the six months ended June 30, 2018 and 2017.

(3)	Includes business ceded to the Company’s Reinsurance Operations.

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

GLOBAL INDEMNITY LIMITED

	Quarters Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$21,181	50.2%	$21,737	48.3%	$40,967	48.2%	$46,394	48.7%
Effect of prior accident year	(1,125)	(2.7%)	780	1.7%	(1,584)	(1.8%)	(1,903)	(2.0%)

Non catastrophe property losses and ratio (2)	$20,056	47.5%	$22,517	50.0%	$39,383	46.4%	$44,491	46.7%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$6,877	16.3%	$12,073	26.8%	$12,107	14.3%	$23,624	24.8%
Effect of prior accident year	(682)	(1.6%)	(814)	(1.8%)	(1,168)	(1.4%)	(814)	(0.9%)

Catastrophe losses and ratio (2)	$6,195	14.7%	$11,259	25.0%	$10,939	12.9%	$22,810	23.9%

Total property losses and ratio excluding the effect of prior accident year (1)	$28,058	66.5%	$33,810	75.1%	$53,074	62.5%	$70,018	73.5%
Effect of prior accident year	(1,807)	(4.3%)	(34)	(0.1%)	(2,752)	(3.2%)	(2,717)	(2.9%)

Total property losses and ratio (2)	$26,251	62.2%	$33,776	75.0%	$50,322	59.3%	$67,301	70.6%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$4,022	52.2%	$5,328	65.0%	$7,706	49.3%	$11,043	66.5%
Effect of prior accident year	(264)	(3.4%)	57	0.7%	(398)	(2.5%)	(468)	(2.8%)

Total Casualty losses and ratio (2)	$3,758	48.8%	$5,385	65.7%	$7,308	46.8%	$10,575	63.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$32,080	64.3%	$39,138	73.6%	$60,780	60.5%	$81,061	72.5%
Effect of prior accident year	(2,071)	(4.2%)	23	—	(3,150)	(3.1%)	(3,185)	(2.8%)

Total net losses and loss adjustment expense and total loss ratio (2)	$30,009	60.1%	$39,161	73.6%	$57,630	57.4%	$77,876	69.7%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.5 million and $1.6 million for the quarters ended June 30, 2018 and 2017, respectively, and $1.0 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. In 2018, other income is primarily comprised of fee income. In 2017, other income is primarily comprised of fee income, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification was subjected to interest of 5% compounded semi-annually. The reduction in other income is primarily due to the Company settling its final reserve calculation with American Bankers Group, Inc. with an effective date of December 31, 2017 resulting in no interest on the loss indemnification being accrued in 2018.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in thousands)	2018	2017		2018	2017
Property losses
Catastrophe	$6,877	$12,073	(43.0%)	$12,107	$23,624	(48.8%)
Non-catastrophe	21,181	21,737	(2.6%)	40,967	46,394	(11.7%)

Property losses	28,058	33,810	(17.0%)	53,074	70,018	(24.2%)
Casualty losses	4,022	5,328	(24.5%)	7,706	11,043	(30.2%)

Total accident year losses	$32,080	$39,138	(18.0%)	$60,780	$81,061	(25.0%)

	Quarters Ended June 30,		Point Change	Six Months Ended June 30,		Point Change
	2018	2017		2018	2017
Current accident year loss ratio:
Property
Catastrophe	16.3%	26.8%	(10.5)	14.3%	24.8%	(10.5)
Non-catastrophe	50.2%	48.3%	1.9	48.2%	48.7%	(0.5)

Property loss ratio	66.5%	75.1%	(8.6)	62.5%	73.5%	(11.0)
Casualty loss ratio	52.2%	65.0%	(12.8)	49.3%	66.5%	(17.2)

Total accident year loss ratio	64.3%	73.6%	(9.3)	60.5%	72.5%	(12.0)

The current accident year catastrophe loss ratio improved by 10.5 points during both the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The loss ratio improvement reflects a lower claims frequency for both the first accident quarter and second accident quarter compared to last year.

The current accident year casualty loss ratio improved by 12.8 points and 17.2 points during the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017 primarily due to a lower claims frequency for both the first accident quarter and second accident quarter compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes a decrease of $2.1 million, or 4.2 percentage points, and a decrease of $3.2 million, or 3.1 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2017 includes a decrease of less than $0.1 million, or 0.0 percentage points, and a decrease of $3.2 million, or 2.8 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Personal Lines increased 3.1 points from 41.5% for the quarter ended June 30, 2017 to 44.6% for the quarter ended June 30, 2018 and increased 2.5 points from 41.7% for the six months ended June 30, 2017 to 44.2% for the six months ended June 30, 2018. The increase in the expense ratio is primarily due to a reduction in net earned premiums which is the result of additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		Change	Six Months Ended June 30,		Change
	2018 (1)	2017 (1)		2018 (1)	2017 (1)
Gross premiums written	$20,299	$17,570	15.5%	$30,608	$33,393	(8.3%)

Net premiums written	$20,297	$17,569	15.5%	$30,606	$33,377	(8.3%)

Net premiums earned	$11,785	$10,383	13.5%	$21,813	$19,854	9.9%
Other income	(148)	86	(272.1%)	(97)	173	(156.1%)

Total revenues	11,637	10,469	11.2%	21,716	20,027	8.4%
Losses and expenses:
Net losses and loss adjustment expenses	3,757	4,370	(14.0%)	7,179	7,792	(7.9%)
Acquisition costs and other underwriting expenses	4,235	3,257	30.0%	7,854	6,255	25.6%

Underwriting income (loss)	$3,645	$2,842	28.3%	$6,683	$5,980	11.8%

	Quarters Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017		2018	2017
Underwriting Ratios:
Loss ratio:
Current accident year	51.7%	58.0%	(6.3)	53.5%	56.0%	(2.5)
Prior accident year	(19.9%)	(15.9%)	(4.0)	(20.6%)	(16.8%)	(3.8)

Calendar year loss ratio	31.8%	42.1%	(10.3)	32.9%	39.2%	(6.3)
Expense ratio	35.9%	31.4%	4.5	36.0%	31.5%	4.5

Combined ratio	67.7%	73.5%	(5.8)	68.9%	70.7%	(1.8)

(1)	External business only, excluding business assumed from affiliates.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss ratio excluding the effect of prior accident year (1)	51.7%	58.0%	53.5%	56.0%
Effect of prior accident year	(19.9%)	(15.9%)	(20.6%)	(16.8%)

Loss ratio (2)	31.8%	42.1%	32.9%	39.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

GLOBAL INDEMNITY LIMITED

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

The Company recognized a loss of $0.1 million and income of $0.1 million for the quarters ended June 30, 2018 and 2017, respectively, and a loss of $0.1 million and income of $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 6.3 points and 2.5 points during the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The decrease was mainly attributable to lower loss ratios in the property contracts excluding catastrophes.

The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes a decrease of $2.3 million, or 19.9 percentage points, and a decrease of $4.5 million or 20.6 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2017 includes a decrease of $1.7 million, or 15.9 percentage points, and a decrease of $3.3 million, or 16.8 percentage points, respectively, related to reserve development on prior accident years. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 4.5 points from 31.4% for the quarter ended June 30, 2017 to 35.9% for the quarter ended June 30, 2018. The expense ratio for the Company’s Reinsurance Operations increased by 4.5 points from 31.5% for the six months ended June 30, 2017 to 36.0% for the six months ended June 30, 2018. This was primarily due to the expense ratio for 2017 being lower than it otherwise would have been due to receiving a federal excise tax refund related to prior years of $0.7 million and $1.1 million during the quarter and six months ended June 30, 2017, respectively.

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

The Insurance Obligations Portfolio has a market value of $843.7 million and the fixed income securities excluding cash have a credit quality of AA- and duration of 3.1 years. The Surplus Reserve Portfolio has a market value of $708.0 million and the fixed income securities within have a credit quality of A- and duration of 3.5 years.

The Insurance Obligations Portfolio returned (1.1%) for the six months ended June 30, 2018 with net investment income of $10.1 million, offset by realized losses of $0.2 million and unrealized losses of $14.5 million. The Surplus Portfolio returned (0.1%) for the six months ended June 30, 2018 with net investment income of $12.2 million, offset by realized losses of $2.9 million and unrealized losses of $9.8 million.

GLOBAL INDEMNITY LIMITED

Net Investment Income

	Quarters Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in thousands)	2018	2017		2018	2017
Gross investment income (1)	$11,698	$9,565	22.3%	$23,812	$19,009	25.3%
Investment expenses	(744)	(725)	2.6%	(1,454)	(1,525)	(4.7%)

Net investment income	$10,954	$8,840	23.9%	$22,358	$17,484	27.9%

(1)	Excludes realized gains and losses

Gross investment income increased by 22.3% and 25.3% for the quarter and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to extending duration in 2017 and increased returns from alternative investments.

Investment expenses increased by 2.6% for the quarter ended June 30, 2018 and decreased 4.7% for the six months ended June 30, 2018, respectively, as compared to the same period in 2017. The increase for the quarter ended was primarily due to increased service fees related to the Company’s equity portfolio during 2018. The decrease for the six months ended was primarily due to reduced fees related to the custody of the Company’s investment portfolio during 2018.

At June 30, 2018, the Company held agency mortgage-backed securities with a market value of $75.4 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.2 years as of June 30, 2018, compared with 3.3 years as of June 30, 2017. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.1 years as of June 30, 2018, compared with 3.0 years as of June 30, 2017. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2018, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.9% compared with 2.7% at June 30, 2017. The embedded book yield on the $102.2 million of municipal bonds in the Company’s portfolio, which includes $101.1 million of taxable municipal bonds, was 3.1% at June 30, 2018, compared to an embedded book yield of 3.0% on the Company’s municipal bond portfolio of $123.3 million at June 30, 2017.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2018 and 2017 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Common stock	$2,065	$1,215	$(2,309)	$1,790
Fixed maturities	(361)	524	(454)	661
Interest rate swap	1,497	(1,823)	5,648	(1,650)
Other than temporary impairment losses	(371)	(578)	(371)	(688)

Net realized investment gains (losses)	$2,830	$(662)	$2,514	$113

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2018 and 2017.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $10.9 million and $3.4 during the quarters ended June 30, 2018 and 2017, respectively, and $20.2 million and $6.4 million during the six months ended June 30, 2018 and 2017, respectively. The increase is primarily due to incurring an advisory fee related to the co-obligor transaction of $6.3 million and $12.5 million for the quarter and six months ended June 30, 2018, respectively. For additional information on the co-obligor transaction, see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

GLOBAL INDEMNITY LIMITED

Interest Expense

Interest expense increased 3.7% during the quarter ended June 30, 2018 as compared to the same period in 2017. This increase is primarily due to higher interest rates on the Margin Borrowing Facility.

Interest expense increased 35.6% during the six months ended June 30, 2018 as compared to the same period in 2017. This increase is primarily due to the Company’s $130 million debt offering in March, 2017.

Income Tax Benefit

The income tax benefit was $1.4 million for the quarter ended June 30, 2018 compared with income tax benefit of $2.3 million for the quarter ended June 30, 2017. The income tax benefit was $2.7 million for the six months ended June 30, 2018 compared with income tax benefit of $5.3 million for the six months ended June 30, 2017. The decrease in the income tax benefit for both the quarter and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 and the Base Erosion Anti-Abuse Tax that became effective upon the passage of the Tax Cuts and Jobs Act.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $7.2 million and $10.1 million for the quarters ended June 30, 2018 and 2017, respectively, and net income of $12.9 million and $22.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, the Company also had future funding commitments of $45.2 million related to investments. The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See

GLOBAL INDEMNITY LIMITED

“Regulation—Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2017 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2017 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies. The U.S. Insurance Companies did not declare or pay any dividends during the quarter or six months ended June 30, 2018.

For 2018, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends. Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2017 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter ended June 30, 2017. During the six months ended June 30, 2018, Global Indemnity Reinsurance paid a $20.0 million dividend, which was previously declared in 2017, to its parent company, Global Indemnity Limited.

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

Net cash provided by (used for) operating activities was $59.0 million and ($3.4) million for the six months ended June 30, 2018 and 2017, respectively. The increase in operating cash flows of approximately $64.1 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change
Net premiums collected	$239,668	$225,896	$13,772
Net losses paid	(127,435)	(128,689)	1,254
Underwriting and corporate expenses	(118,991)	(113,702)	(5,289)
Recovery on loss indemnification (1)	45,045	—	45,045
Net investment income	30,983	17,544	13,439
Net federal income taxes paid	(655)	(103)	(552)
Interest paid	(9,655)	(4,352)	(5,303)

Net cash provided by (used for) operating activities (1)	$58,960	$(3,406)	$62,366

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

GLOBAL INDEMNITY LIMITED

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

On June 3, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on June 22, 2018. On June 29, 2018, dividends totaling $3.5 million were paid to shareholders.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the six months ended June 30, 2018. Please see Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s liquidity.

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

In July, 2018, U.A.I. (Luxembourg) Investment S.à.r.l. declared and paid a dividend totaling $430.4 million. The ultimate recipient of this dividend was GBLI (Barbados) Limited. This dividend was satisfied by the assignment of intercompany note receivables totaling $412.5 million, $11.6 million in accrued interest receivables on the intercompany notes, and $6.3 million in fixed income securities. The $412.5 million in intercompany notes were then converted into interest free loans. GBLI (Barbados) Limited subsequently declared and paid a dividend to its parent, Global Indemnity Reinsurance, in the amount of $17.9 million which consisted of the accrued interest receivable and fixed income securities. These transactions all eliminate in consolidation and have no impact on the consolidating financial statements.

Other than the items discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the six months ended June 30, 2018. Please see Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

GLOBAL INDEMNITY LIMITED

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending June 30, 2018, global equities rebounded from their first decline. Trade concerns escalated, as US President Donald Trump threatened tariffs on European autos in response to the European Union’s (“EU”) retaliatory tariffs on US products. The US also imposed additional levies on Chinese goods, and China vowed retaliatory tariffs. On the monetary front, strong US economic data gave the Federal Reserve (“Fed”) confidence to raise interest rates in June and signal the potential for two additional hikes later this year. The European Central Bank (“ECB”) announced that quantitative easing will end in December 2018, but its June meeting had a very dovish undertone, as the Governing Council pledged to keep policy rates unchanged at least through the summer of 2019. Within the S&P 500 Index, seven of the 11 sectors posted positive results for the quarter. The best-performing sector was energy, as the petroleum complex rallied on fears of global supply disruptions and strong demand, despite OPEC’s decision to increase production.

Global fixed income markets posted slightly positive returns in US dollar terms during the second quarter, while the US fixed income market returns were slightly negative. Global monetary policies diverged during the period. The Fed raised its target rate by 25 basis point spread, as expected, and forecasted two additional hikes this year — one more than was projected at the March Federal Open Market Committee meeting. The Committee upgraded growth and employment projections and shifted inflation expectations higher. Sovereign yield movements were somewhat limited across most developed markets, as higher inflation pressures balanced heightened political uncertainty. The US treasury curve continued to flatten as short-term yields rose on tightening monetary policy, while longer yields fell on a flight to quality caused by elevated political uncertainty.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 3.2 years. The Insurance Obligations Portfolio has a credit quality of AA- and duration of 3.0 years. The portion of the Surplus Portfolio comprised of cash and fixed income securities has a credit quality of A and duration of 3.5 years. Portfolio purchases were focused within investment grade credit, asset backed securities (“ABS”), and commercial mortgage backed securities (“CMBS”). These purchases were funded primarily through sales of ABS and U.S. credit, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to taxable municipals and CMBS increased and cash and equivalents decreased.

There have been no other material changes to the Company’s market risk since December 31, 2017. Please see Item 7A of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

GLOBAL INDEMNITY LIMITED

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock. There were no shares surrendered by the Company’s employees during the quarter ended June 30, 2018. All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

GLOBAL INDEMNITY LIMITED

Item 6. Exhibits

10.1	Global Indemnity Limited 2018 Share Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 14, 2018 (File No. 001-34809)).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and the year ended December 31, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED Registrant

August 9, 2018	By:	/s/ Thomas M. McGeehan
Date: August 9, 2018	Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)