Form 10-Q
period 2018-09-30
Global Indemnity Ltd
filed 2018-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

001-34809

Commission File Number

GLOBAL INDEMNITY LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1304287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 HOSPITAL ROAD

GEORGE TOWN, GRAND CAYMAN

KY1-9008

CAYMAN ISLANDS

(Address of principal executive office including zip code)

Registrant's telephone number, including area code:  (345) 949-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ];	Accelerated filer	[X];

Non-accelerated filer	[ ];	Smaller reporting company	[ ];

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of November 2, 2018, the registrant had outstanding 10,089,507 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,299,656 and $1,243,144)	$1,273,681	$1,241,437
Equity securities:
At fair value (cost: $137,554 and $124,915)	137,554	140,229
Other invested assets	85,268	77,820
Total investments	1,496,503	1,459,486

Cash and cash equivalents	40,646	74,414
Premiums receivable, net	84,641	84,386
Reinsurance receivables, net	96,534	105,060
Funds held by ceding insurers	50,805	45,300
Federal income taxes receivable	10,758	10,332
Deferred federal income taxes	35,675	26,196
Deferred acquisition costs	64,538	61,647
Intangible assets	22,152	22,549
Goodwill	6,521	6,521
Prepaid reinsurance premiums	22,976	28,851
Receivable for securities sold	-	1,543
Other assets	26,297	75,384
Total assets	$1,958,046	$2,001,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$608,607	$634,664
Unearned premiums	297,630	285,397
Ceded balances payable	16,612	10,851
Payable for securities purchased	4,942	-
Contingent commissions	8,076	7,984
Debt	282,086	294,713
Other liabilities	37,767	49,666
Total liabilities	$1,255,720	$1,283,275

Commitments and contingencies (Note 10)	-	-

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,164,291 and 10,102,927 respectively; A ordinary shares outstanding: 10,089,507 and 10,073,376, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	437,124	434,730
Accumulated other comprehensive income (loss), net of taxes	(23,829)	8,983
Retained earnings	292,001	275,838
A ordinary shares in treasury, at cost: 74,784 and 29,551 shares, respectively	(2,972)	(1,159)
Total shareholders’ equity	702,326	718,394
Total liabilities and shareholders’ equity	$1,958,046	$2,001,669

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Gross premiums written	$135,606	$126,054	$418,670	$393,699

Net premiums written	$116,233	$109,045	$360,557	$344,348

Net premiums earned	$120,528	$108,619	$342,447	$328,818
Net investment income	11,750	10,134	34,108	27,618
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(24)	(1,020)	(395)	(1,708)
Other net realized investment gains	5,343	57	8,228	858
Total net realized investment gains (losses)	5,319	(963)	7,833	(850)
Other income	411	2,294	1,289	5,444
Total revenues	138,008	120,084	385,677	361,030

Losses and Expenses:
Net losses and loss adjustment expenses	80,493	82,395	195,426	202,656
Acquisition costs and other underwriting expenses	48,680	45,002	141,196	135,010
Corporate and other operating expenses	3,475	4,630	23,653	11,045
Interest expense	4,924	4,836	14,725	12,065
Income (loss) before income taxes	436	(16,779)	10,677	254
Income tax benefit	(3,292)	(7,855)	(5,944)	(13,193)
Net income (loss)	$3,728	$(8,924)	$16,621	$13,447

Per share data:

Net income (loss) (1)
Basic	$0.26	$(0.51)	$1.18	$0.78

Diluted	$0.26	$(0.51)	$1.16	$0.76

Weighted-average number of shares outstanding
Basic	14,100,180	17,343,292	14,082,698	17,331,840

Diluted	14,346,585	17,343,292	14,321,113	17,684,519

Cash dividends declared per share	$0.25	$-	$0.75	$-

(1) For the quarter ended September 30, 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,728	$(8,924)	$16,621	$13,447

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(1,624)	3,386	(22,632)	10,719
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	7	(1)	(1)	(2)
Reclassification adjustment for gains (losses) included in net income	717	441	1,403	(788)
Unrealized foreign currency translation gains (losses)	(454)	273	(1,554)	774
Other comprehensive income (loss), net of tax	(1,354)	4,099	(22,784)	10,703

Comprehensive income (loss), net of tax	$2,374	$(4,825)	$(6,163)	$24,150

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Number of A ordinary shares issued:
Number at beginning of period	10,102,927	13,436,548
Ordinary shares issued under share incentive plans	37,381	2,204
Ordinary shares issued to directors	23,983	27,121
Ordinary shares redeemed	-	(3,397,031)
Adjustment for shares redeemed indirectly owned by subsidiary	-	34,085
Number at end of period	10,164,291	10,102,927

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$434,730	$430,283
Adjustment for shares redeemed indirectly owned by subsidiary	-	706
Share compensation plans	2,394	3,741
Balance at end of period	$437,124	$434,730

Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$8,983	$(618)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(21,229)	8,829
Change in other than temporary impairment losses recognized in other comprehensive income	(1)	(3)
Unrealized foreign currency translation gains (losses)	(1,554)	775
Other comprehensive income (loss)	(22,784)	9,601
Cumulative effect adjustment resulting from adoption of new accounting guidance	(10,028)	-
Balance at end of period	$(23,829)	$8,983

Retained earnings:
Balance at beginning of period	$275,838	$368,284
Cumulative effect adjustment resulting from adoption of new accounting guidance	10,198	-
Ordinary shares redeemed	-	(83,015)
Adjustment for gain on shares redeemed indirectly owned by subsidiary	-	120
Net income (loss)	16,621	(9,551)
Dividends to shareholders	(10,656)	-
Balance at end of period	$292,001	$275,838

Number of treasury shares:
Number at beginning of period	29,551	-
A ordinary shares purchased	45,233	29,551
Number at end of period	74,784	29,551

Treasury shares, at cost:
Balance at beginning of period	$(1,159)	$-
A ordinary shares purchased, at cost	(1,813)	(1,159)
Balance at end of period	$(2,972)	$(1,159)
Total shareholders’ equity	$702,326	$718,394

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,621	$13,447
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	5,272	4,813
Amortization of debt issuance costs	198	166
Restricted stock and stock option expense	2,394	2,971
Deferred federal income taxes	(6,270)	(13,611)
Amortization of bond premium and discount, net	4,650	6,137
Net realized investment (gains) losses	(7,833)	850
Changes in:
Premiums receivable, net	(255)	7,632
Reinsurance receivables, net	8,526	20,005
Funds held by ceding insurers	(7,059)	(26,576)
Unpaid losses and loss adjustment expenses	(26,057)	(1,316)
Unearned premiums	12,233	3,776
Ceded balances payable	5,761	(1,808)
Other assets and liabilities, net	35,040	(31,442)
Contingent commissions	92	(3,902)
Federal income tax receivable/payable	(426)	314
Deferred acquisition costs, net	(2,891)	(4,396)
Prepaid reinsurance premiums	5,875	11,756
Net cash provided by (used for) operating activities	45,871	(11,184)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	229,362	742,229
Proceeds from sale of equity securities	28,141	24,483
Proceeds from maturity of fixed maturities	43,303	112,620
Proceeds from limited partnerships	8,352	10,567
Amounts received (paid) in connection with derivatives	7,599	(2,500)
Purchases of fixed maturities	(329,002)	(979,074)
Purchases of equity securities	(22,931)	(28,631)
Purchases of other invested assets	(15,800)	(18,000)
Acquisition of business	(3,515)	-
Net cash used for investing activities	(54,491)	(138,306)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(12,825)	9,872
Proceeds from issuance of subordinated notes	-	130,000
Debt issuance cost	-	(4,246)
Dividends paid to shareholders	(10,510)	-
Purchase of A ordinary shares	(1,813)	(1,159)
Net cash provided by (used for) financing activities	(25,148)	134,467
Net change in cash and cash equivalents	(33,768)	(15,023)
Cash and cash equivalents at beginning of period	74,414	75,110
Cash and cash equivalents at end of period	$40,646	$60,087

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2017 Annual Report on Form 10-K.

On January 1, 2018, the Company adopted new accounting guidance which requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income.  Upon adoption, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings.  During the quarter and nine months ended September 30, 2018, net realized investment gains (losses) included a gain of $2.7 million and a loss of $1.4 million, respectively, related to the change in the fair value of equity investments in accordance with this new accounting guidance.  In addition, under the new guidance, equity investments, are no longer classified into different categories as either trading or available for sale.  Prior to the adoption of this new guidance, equity securities were previously classified as available for sale.

GLOBAL INDEMNITY LIMITED

On January 1, 2018, the Company adopted new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows.  Upon adoption, the Company made a policy election to use the cumulative earnings approach for presenting distributions received from equity method investees.  Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section.  Prior to adoption, all distributions received from equity method investees were presented in the investing section of the consolidated statements of cash flows.  The provisions of this accounting guidance were adopted on a retrospective basis.  As a result, the consolidated statement of cash flows for the nine months ended September 30, 2017 that was included in the Form 10-Q for the nine months ended September 30, 2017 was restated.  For the nine months ended September 30, 2017, net cash flows from operating activities was increased by $2.4 million and net cash flows from investing activities was reduced by $2.4 million.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2018
Fixed maturities:
U.S. treasury and agency obligations	$81,565	$156	$(2,051)	$79,670	$-
Obligations of states and political subdivisions	100,494	131	(998)	99,627	-
Mortgage-backed securities	138,442	280	(3,878)	134,844	-
Asset-backed securities	201,317	46	(1,641)	199,722	(1)
Commercial mortgage-backed securities	186,081	3	(5,876)	180,208	-
Corporate bonds	466,198	235	(9,601)	456,832	-
Foreign corporate bonds	125,559	33	(2,814)	122,778	-
Total fixed maturities	1,299,656	884	(26,859)	1,273,681	(1)
Common stock	137,554	-	-	137,554	-
Other invested assets	85,268	-	-	85,268	-
Total	$1,522,478	$884	$(26,859)	$1,496,503	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

GLOBAL INDEMNITY LIMITED

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2017
Fixed maturities:
U.S. treasury and agency obligations	$105,311	$562	$(1,193)	$104,680	$-
Obligations of states and political subdivisions	94,947	441	(274)	95,114	-
Mortgage-backed securities	150,237	404	(1,291)	149,350	-
Asset-backed securities	203,827	267	(393)	203,701	(1)
Commercial mortgage-backed securities	140,761	101	(1,067)	139,795	-
Corporate bonds	422,486	2,295	(1,391)	423,390	-
Foreign corporate bonds	125,575	377	(545)	125,407	-
Total fixed maturities	1,243,144	4,447	(6,154)	1,241,437	(1)
Common stock	124,915	18,574	(3,260)	140,229	-
Other invested assets	77,820	-	-	77,820	-
Total	$1,445,879	$23,021	$(9,414)	$1,459,486	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders' equity at both September 30, 2018 and December 31, 2017.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2018, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$84,071	$83,626
Due in one year through five years	440,787	433,350
Due in five years through ten years	238,245	231,360
Due in ten years through fifteen years	6,501	6,331
Due after fifteen years	4,212	4,240
Mortgage-backed securities	138,442	134,844
Asset-backed securities	201,317	199,722
Commercial mortgage-backed securities	186,081	180,208
Total	$1,299,656	$1,273,681

GLOBAL INDEMNITY LIMITED

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2018.  Due to new accounting guidance implemented in 2018 regarding the treatment of gains and losses on equity securities, common stock is no longer included in the table:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$16,462	$(279)	$61,137	$(1,772)	$77,599	$(2,051)
Obligations of states and political subdivisions	62,981	(778)	8,849	(220)	71,830	(998)
Mortgage-backed securities	90,574	(2,563)	35,442	(1,315)	126,016	(3,878)
Asset-backed securities	138,627	(1,247)	23,861	(394)	162,488	(1,641)
Commercial mortgage-backed securities	97,440	(3,249)	77,775	(2,627)	175,215	(5,876)
Corporate bonds	385,878	(8,625)	34,749	(976)	420,627	(9,601)
Foreign corporate bonds	83,304	(2,224)	28,124	(590)	111,428	(2,814)
Total fixed maturities	$875,266	$(18,965)	$269,937	$(7,894)	$1,145,203	$(26,859)

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

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2017:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$79,403	$(962)	$17,469	$(231)	$96,872	$(1,193)
Obligations of states and political subdivisions	34,537	(149)	12,060	(125)	46,597	(274)
Mortgage-backed securities	127,991	(1,247)	1,866	(44)	129,857	(1,291)
Asset-backed securities	97,817	(371)	6,423	(22)	104,240	(393)
Commercial mortgage-backed securities	83,051	(523)	27,976	(544)	111,027	(1,067)
Corporate bonds	147,064	(754)	53,024	(637)	200,088	(1,391)
Foreign corporate bonds	53,320	(305)	20,582	(240)	73,902	(545)
Total fixed maturities	623,183	(4,311)	139,400	(1,843)	762,583	(6,154)
Common stock	32,759	(3,260)	-	-	32,759	(3,260)
Total	$655,942	$(7,571)	$139,400	$(1,843)	$795,342	$(9,414)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2018, gross unrealized losses related to U.S. treasury and agency obligations were $2.051 million. Of this amount, $1.772 million have been in an unrealized loss position for twelve months or greater and are rated AA+.  Macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of September 30, 2018, gross unrealized losses related to obligations of states and political subdivisions were $0.998 million. Of this amount, $0.220 million have been in an unrealized loss position for twelve months or greater and are rated A- or better.  All factors that influence performance of the municipal bond market are considered in evaluating these securities.  The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of September 30, 2018, gross unrealized losses related to mortgage-backed securities were $3.878 million. Of this amount, $1.315 million have been in an unrealized loss position for twelve months or greater. 99.3% of the unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

GLOBAL INDEMNITY LIMITED

Asset backed securities (“ABS”) - As of September 30, 2018, gross unrealized losses related to asset backed securities were $1.641 million. Of this amount, $0.394 million have been in an unrealized loss position for twelve months or greater. 78.2% of the unrealized losses for twelve months or greater are related to securities rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 23.2.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  Every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2018, gross unrealized losses related to the CMBS portfolio were $5.876 million. Of this amount, $2.627 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 49.1.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of September 30, 2018, gross unrealized losses related to corporate bonds were $9.601 million. Of this amount, $0.976 million have been in an unrealized loss position for twelve months or greater. 89.0% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2018, gross unrealized losses related to foreign bonds were $2.814 million. Of this amount, $0.590 million have been in an unrealized loss position for twelve months or greater. 95.5% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY LIMITED

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities:
OTTI losses, gross	$(24)	$-	$(395)	$(31)
Portion of loss recognized in other comprehensive income (pre-tax)	-	-	-	-
Net impairment losses on fixed maturities recognized in earnings	(24)	-	(395)	(31)
Equity securities	-	(1,020)	-	(1,677)
Total	$(24)	$(1,020)	$(395)	$(1,708)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarters and nine months ended September 30, 2018 and 2017 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$13	$16	$13	$31
Additions where no OTTI was previously recorded	-	-	-	-
Additions where an OTTI was previously recorded	-	-	-	-
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	-	-	-	-
Reductions reflecting increases in expected cash flows to be collected	-	-	-	-
Reductions for securities sold during the period	-	(3)	-	(18)
Balance at end of period	$13	$13	$13	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2018 and December 31, 2017 was as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Net unrealized gains (losses)from:
Fixed maturities	$(25,975)	$(1,707)
Common stock	-	15,314
Foreign currency fluctuations	(1,003)	551
Deferred taxes	3,149	(5,175)
Accumulated other comprehensive income, net of tax	$(23,829)	$8,983

GLOBAL INDEMNITY LIMITED

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2018 and 2017:

Quarter Ended September 30, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(21,926)	$(549)	$(22,475)
Other comprehensive loss before reclassification, before tax	(1,945)	(454)	(2,399)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	835	-	835
Other comprehensive loss, before tax	(1,110)	(454)	(1,564)
Income tax benefit related to items of OCI	210	-	210
Cumulative effect adjustment, net of tax	-	-	-
Ending balance, net of tax	$(22,826)	$(1,003)	$(23,829)

Quarter Ended September 30, 2017 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$5,549	$437	$5,986
Other comprehensive income before reclassification, before tax	4,486	548	5,034
Amounts reclassified from accumulated other comprehensive income (loss), before tax	923	(326)	597
Other comprehensive income, before tax	5,409	222	5,631
Income Tax (expense) benefit related to items of OCI	(1,583)	51	(1,532)
Cumulative effect adjustment, net of tax
Ending balance, net of tax	$9,375	$710	$10,085

Nine Months Ended September 30, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$8,272	$711	$8,983
Other comprehensive loss before reclassification, before tax	(25,928)	(1,554)	(27,482)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	1,660	-	1,660
Other comprehensive loss, before tax	(24,268)	(1,554)	(25,822)
Income Tax benefit related to items of OCI	3,038	-	3,038
Cumulative effect adjustment, net of tax	(9,868)	(160)	(10,028)
Ending balance, net of tax	$(22,826)	$(1,003)	$(23,829)

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2017 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(554)	$(64)	$(618)
Other comprehensive income before reclassification, before tax	14,675	1,212	15,887
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(830)	(336)	(1,166)
Other comprehensive income, before tax	13,845	876	14,721
Income Tax (expense) related to items of OCI	(3,916)	(102)	(4,018)
Cumulative effect adjustment, net of tax	-	-	-
Ending balance, net of tax	$9,375	$710	$10,085

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2018	2017
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$811	$(97)
	Other than temporary impairment losses on investments	24	1,020
	Total before tax	835	923
	Income tax (benefit)	(118)	(270)
	Unrealized gains and losses on available for sale securities, net of tax	717	653
Foreign currency items	Other net realized investment (gains)	-	$(326)
	Income tax expense	-	114
	Foreign currency items, net of tax	-	(212)
Total reclassifications	Total reclassifications, net of tax	$717	$441

GLOBAL INDEMNITY LIMITED

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2018	2017
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$1,265	$(2,538)
	Other than temporary impairment losses on investments	395	1,708
	Total before tax	1,660	(830)
	Income tax expense (benefit)	(257)	261
	Unrealized gains and losses on available for sale securities, net of tax	1,403	(569)
Foreign currency items	Other net realized investment (gains)	-	(336)
	Income tax expense	-	117
	Foreign currency items, net of tax	-	(219)
Total reclassifications	Total reclassifications, net of tax	$1,403	$(788)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities:
Gross realized gains	$329	$434	$373	$3,122
Gross realized losses	(1,164)	(300)	(2,033)	(2,358)
Net realized gains (losses)	(835)	134	(1,660)	764
Common stock:
Gross realized gains	5,789	917	12,116	2,711
Gross realized losses	(946)	(1,648)	(9,582)	(2,309)
Net realized gains (losses)	4,843	(731)	2,534	402
Derivatives:
Gross realized gains	1,690	486	8,457	822
Gross realized losses	(379)	(852)	(1,498)	(2,838)
Net realized gains (losses) (1)	1,311	(366)	6,959	(2,016)
Total net realized investment gains (losses)	$5,319	$(963)	$7,833	$(850)

(1)

Includes periodic net interest settlements related to the derivatives of $0.4 million and $0.9 million for the quarters ended September 30, 2018 and 2017, respectively, and $1.5 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

GLOBAL INDEMNITY LIMITED

New accounting guidance regarding equity securities was implemented on January 1, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period.  See Note 15 for additional information regarding new accounting pronouncements.  The following table shows the calculation of the portion of realized gains and losses related to common stock held as of September 30, 2018:

	Quarter Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2018	2018
Net gains and losses recognized during the period on equity securities	$4,843	$2,534
Less: Net gains and losses recognized during the period on equity securities sold during the period	2,096	3,958
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$2,747	$(1,424)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Fixed maturities	$229,362	$742,229
Equity securities	28,141	24,483

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fixed maturities	$9,520	$9,020	$27,236	$24,032
Equity securities	1,006	906	3,010	2,740
Cash and cash equivalents	285	226	814	621
Other invested assets	1,631	655	5,194	2,423
Total investment income	12,442	10,807	36,254	29,816
Investment expense	(692)	(673)	(2,146)	(2,198)
Net investment income	$11,750	$10,134	$34,108	$27,618

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net investment income	$11,750	$10,134	$34,108	$27,618
Net realized investment gains (losses)	5,319	(963)	7,833	(850)
Change in unrealized holding gains and losses	(1,564)	5,631	(25,822)	14,721
Net realized and unrealized investment returns	3,755	4,668	(17,989)	13,871
Total investment return	$15,505	$14,802	$16,119	$41,489
Total investment return % (1)	1.0%	0.9%	1.1%	2.6%
Average investment portfolio	$1,541,975	$1,629,989	$1,533,825	$1,587,645

(1)	Not annualized.

GLOBAL INDEMNITY LIMITED

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2018, the Company held insurance enhanced collateralized mortgage obligations, commercial mortgage-backed and credit securities with a market value of approximately $34.2 million.  Approximately $0.71 million of these securities were tax-free municipal bonds, which represented less than 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.  These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2018, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre- refunded Securities	Government Guaranteed Securities	Exposure Net of Pre- refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$708	$-	$-	$708
Total backed by financial guarantors	708	-	-	708
Other credit enhanced municipal bonds	-	-	-	-
Total	$708	$-	$-	$708

In addition to the tax-free municipal bonds, the Company held $33.5 million of insurance enhanced bonds, which represented approximately 2.2% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold.  The insurance enhanced bonds are comprised of $20.5 million of taxable municipal bonds, $12.8 million of commercial mortgage-backed securities, and $0.2 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $33.5 million of insurance enhanced commercial-mortgage-backed, taxable municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($6.0 million), Assured Guaranty Corporation ($14.5 million), Federal Home Loan Mortgage Corporation ($12.8 million), and Federal Deposit Insurance Corporation ($0.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2018.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of September 30, 2018 and December 31, 2017:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2018	December 31, 2017
On deposit with governmental authorities	$25,817	$26,852
Intercompany trusts held for the benefit of U.S. policyholders	205,995	328,494
Held in trust pursuant to third party requirements	97,407	94,098
Letter of credit held for third party requirements	2,317	3,944
Securities held as collateral for borrowing arrangements (1)	74,714	88,040
Total	$406,250	$541,428

(1)	Amount required to collateralize margin borrowing facility.

Variable Interest Entities

A Variable Interest Entity (VIE) refers to an investment in which an investor holds a controlling interest that is not based on the majority of voting rights.  Under the VIE model, the party that has the power to exercise significant management

GLOBAL INDEMNITY LIMITED

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $19.0 million and $26.3 million as of September 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $33.2 million and $40.5 million at September 30, 2018 and December 31, 2017, respectively.  The fair value of a second VIE that provides financing for middle market companies, was $34.2 million and $33.8 million at September 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $39.4 million and $43.8 million at September 30, 2018 and December 31, 2017, respectively.  The fair value of a third VIE that also invests in distressed securities and assets, was $32.1 million and $17.8 million as of September 30, 2018 and December 31, 2017, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $52.6 million and $51.3 million at September 30, 2018 and December 31, 2017, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)		September 30, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$489	$200,000	$(7,968)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2018 and 2017:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2018	2017	2018	2017
Interest rate swap agreements	Net realized investment gains (losses)	$1,311	$(366)	$6,959	$(2,016)

As of September 30, 2018 and December 31, 2017, the Company is due $2.7 million and $3.1 million, respectively, for funds it needed to post to execute the swap transaction and $0.7 million and $9.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2018	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$79,670	$ -	$ -	$79,670
Obligations of states and political subdivisions	-	99,627	-	99,627
Mortgage-backed securities	-	134,844	-	134,844
Commercial mortgage-backed securities	-	180,208	-	180,208
Asset-backed securities	-	199,722	-	199,722
Corporate bonds	-	456,832	-	456,832
Foreign corporate bonds	-	122,778	-	122,778
Total fixed maturities	79,670	1,194,011	-	1,273,681
Common stock	137,554	-	-	137,554
Derivative instruments	-	489	-	489
Total assets measured at fair value (1)	$217,224	$1,194,500	$-	$1,411,724

(1)	Excluded from the table above are limited partnerships of $85.3 million at September 30, 2018 whose fair value is based on net asset value as a practical expedient.

GLOBAL INDEMNITY LIMITED

As of December 31, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$104,680	$-	$-	$104,680
Obligations of states and political subdivisions	-	95,114	-	95,114
Mortgage-backed securities	-	149,350	-	149,350
Commercial mortgage-backed securities	-	139,795	-	139,795
Asset-backed securities	-	203,701	-	203,701
Corporate bonds	-	423,390	-	423,390
Foreign corporate bonds	-	125,407	-	125,407
Total fixed maturities	104,680	1,136,757	-	1,241,437
Common stock	140,229	-	-	140,229
Total assets measured at fair value (1)	$244,909	$1,136,757	$-	$1,381,666
Liabilities:
Derivative instruments	$-	$7,968	$-	$7,968
Total liabilities measured at fair value	$-	$7,968	$-	$7,968

(1)	Excluded from the table above are limited partnerships of $77.8 million at December 31, 2017 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$59,405	$59,405	$72,230	$72,230
7.75% Subordinated Notes due 2045 (1)	96,711	99,511	96,619	100,059
7.875% Subordinated Notes due 2047 (2)	125,970	129,714	125,864	130,429
Total	$282,086	$288,630	$294,713	$302,718

(1)

As of September 30, 2018 and December 31, 2017, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.3 million and $3.4 million, respectively.

(2)

As of September 30, 2018 and December 31, 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.0 million and $4.1 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

GLOBAL INDEMNITY LIMITED

There were no transfers between Level 1 and Level 2 during the quarters ended September 30, 2018 and 2017.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient.  The following table provides the fair value and future funding commitments related to these investments at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$-	$-	$-	$-
European Non-Performing Loan Fund, LP (2)	18,967	14,214	26,262	14,214
Private Middle Market Loan Fund, LP (3)	34,199	5,200	33,760	10,000
Distressed Debt Fund, LP (4)	32,102	20,500	17,798	33,500
Total	$85,268	$39,914	$77,820	$57,714

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $1.6 million and $0.7 million for the quarters ended September 30, 2018 and 2017, respectively, and $5.2 million and $2.4 million during the nine months ended September 30, 2018 and 2017, respectively.

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

During the quarters and nine months ended September 30, 2018 and 2017, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

As of September 30, 2018, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.  Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision.  The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions.  However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

GLOBAL INDEMNITY LIMITED

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

Quarter Ended September 30, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$9,361	$126,245	$-	$135,606
Net premiums written	$9,356	$106,877	$-	$116,233
Net premiums earned	$30,220	$90,308	$-	$120,528
Net investment income	12,013	7,204	(7,467)	11,750
Net realized investment gains (losses)	(273)	5,592	-	5,319
Other income (loss)	(82)	493	-	411
Total revenues	41,878	103,597	(7,467)	138,008
Losses and Expenses:
Net losses and loss adjustment expenses	14,877	65,616	-	80,493
Acquisition costs and other underwriting expenses	13,188	35,492	-	48,680
Corporate and other operating expenses	1,237	2,238	-	3,475
Interest expense	356	12,035	(7,467)	4,924
Income (loss) before income taxes	$12,220	$(11,784)	$-	$436

Quarter Ended September 30, 2017 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$50,812	$114,076	$(38,834)	$126,054
Net premiums written	$50,800	$58,245	$-	$109,045
Net premiums earned	$50,392	$58,227	$-	$108,619
Net investment income	14,631	6,584	(11,081)	10,134
Net realized investment losses	(150)	(813)	-	(963)
Other income	40	2,254	-	2,294
Total revenues	64,913	66,252	(11,081)	120,084
Losses and Expenses:
Net losses and loss adjustment expenses	31,044	51,351	-	82,395
Acquisition costs and other underwriting expenses	21,922	23,080	-	45,002
Corporate and other operating expenses	1,807	2,823	-	4,630
Interest expense	4,679	11,238	(11,081)	4,836
Income (loss) before income taxes	$5,461	$(22,240)	$-	$(16,779)

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$39,976	$378,694	$-	$418,670
Net premiums written	$39,970	$320,587	$-	$360,557
Net premiums earned	$115,353	$227,094	$-	$342,447
Net investment income	39,527	21,428	(26,847)	34,108
Net realized investment gains (losses)	(437)	8,270	-	7,833
Other income (loss)	(179)	1,468	-	1,289
Total revenues	154,264	258,260	(26,847)	385,677
Losses and Expenses:
Net losses and loss adjustment expenses	48,210	147,216	-	195,426
Acquisition costs and other underwriting expenses	50,475	90,721	-	141,196
Corporate and other operating expenses	10,550	13,103	-	23,653
Interest expense	6,749	34,823	(26,847)	14,725
Income (loss) before income taxes	$38,280	$(27,603)	$-	$10,677

Nine Months Ended September 30, 2017 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$164,975	$348,331	$(119,607)	$393,699
Net premiums written	$164,947	$179,401	$-	$344,348
Net premiums earned	$150,384	$178,434	$-	$328,818
Net investment income	41,519	16,786	(30,687)	27,618
Net realized investment gains (losses)	87	(937)	-	(850)
Other income	213	5,231	-	5,444
Total revenues	192,203	199,514	(30,687)	361,030
Losses and Expenses:
Net losses and loss adjustment expenses	74,780	127,876	-	202,656
Acquisition costs and other underwriting expenses	65,544	69,466	-	135,010
Corporate and other operating expenses	4,137	6,908	-	11,045
Interest expense	11,653	31,099	(30,687)	12,065
Income (loss) before income taxes	$36,089	$(35,835)	$-	$254

For the quarter and nine months ended September 30, 2017, the Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, as reported in the table above, includes the results of the quota share agreement between Global Indemnity Reinsurance and the Insurance Operations.  This quota share agreement was cancelled on a runoff basis effective January 1, 2018.

The following table summarizes the components of income tax benefit:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Current income tax expense (benefit):
Foreign	$62	$107	$326	$290
U.S. Federal	(732)	128	-	128
Total current income tax expense (benefit)	(670)	235	326	418
Deferred income tax benefit:
U.S. Federal	(2,622)	(8,090)	(6,270)	(13,611)
Total deferred income tax benefit	(2,622)	(8,090)	(6,270)	(13,611)
Total income tax benefit	$(3,292)	$(7,855)	$(5,944)	$(13,193)

GLOBAL INDEMNITY LIMITED

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2018		2017
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(2,494)	(571.9%)	$(7,678)	(45.8%)
Adjustments:
Tax exempt interest	-	-	(40)	(0.2)
Dividend exclusion	(68)	(15.6)	(144)	(0.9)
Base Erosion Anti-Abuse Tax	(731)	(167.7)	-	-
Other	1	0.2	7	0.1
Actual tax on continuing operations	$(3,292)	(755.0%)	$(7,855)	(46.8%)

The effective income tax benefit for the quarter ended September 30, 2018 was $3,292, compared with an effective income tax benefit of $7,855 for the quarter ended September 30, 2017. The decrease in the effective income tax benefit in the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 is due to less pretax losses in the U.S. and the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 per the passage of the Tax Cuts and Jobs Act (“TCJA”).

.

	Nine Months Ended September 30,
	2018		2017
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average rate	$(5,527)	(51.8%)	$(12,252)	(4,823.6%)
Adjustments:
Tax exempt interest	(5)	-	(191)	(75.2)
Dividend exclusion	(203)	(1.9)	(410)	(161.4)
Other	(209)	(2.0)	(340)	(133.9)
Actual tax on continuing operations	$(5,944)	(55.7%)	$(13,193)	(5,194.1%)

The effective income tax benefit for the nine months ended September 30, 2018 was $5,944, compared with an effective income tax benefit of $13,193 for the nine months ended September 30, 2017. The decrease in the effective income tax benefit in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 upon the passage of the TCJA.  Taxes were computed using a discrete period computation because a reliable estimate of an effective tax rate could not be made.

Financial results for the quarter and nine months ended September 30, 2018 reflect provisional tax estimates related to the TCJA. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board (“FASB”), these estimates may be adjusted during 2018. During the quarter and nine months ended September 30, 2018, there were no adjustments to provisional tax estimates recorded in prior periods.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017.  The TCJA repealed the corporate AMT.  The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021.  The Company has a net operating loss (“NOL”) carryforward of $21.9 million as of September 30, 2018, which begins to expire in 2035 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2017 was $16.3 million. The Company has a

GLOBAL INDEMNITY LIMITED

Section 163(j) (“163(j)”) carryforward of $10.8 million and $7.9 million as of September 30, 2018 and December 31, 2017, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued.

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$613,670	$615,763	$634,664	$651,042
Less: Ceded reinsurance receivables	91,397	104,245	97,243	130,439
Net balance at beginning of period	522,273	511,518	537,421	520,603
Purchased reserves, gross	-	9,063	-	18,024
Purchased reserves ceded	-	63	-	573
Purchased reserves, net of third party reinsurance	-	9,126	-	18,597
Incurred losses and loss adjustment expenses related to:
Current year	92,469	91,766	222,916	237,460
Prior years	(11,976)	(9,371)	(27,490)	(34,804)
Total incurred losses and loss adjustment expenses	80,493	82,395	195,426	202,656
Paid losses and loss adjustment expenses related to:
Current year	53,121	45,193	103,695	115,927
Prior years	27,312	25,190	106,819	93,273
Total paid losses and loss adjustment expenses	80,433	70,383	210,514	209,200
Net balance at end of period	522,333	532,656	522,333	532,656
Plus: Ceded reinsurance receivables	86,274	117,070	86,274	117,070
Balance at end of period	$608,607	$649,726	$608,607	$649,726

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2018, the Company reduced its prior accident year loss reserves by $12.0 million, which consisted of a $1.2 million decrease related to Commercial Lines, $7.5 million decrease related to Personal Lines, and a $3.3 million decrease related to Reinsurance Operations.

The $1.2 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

Commercial Auto Liability:   A $1.1 million decrease primarily due to a $1.5 million reduction in the 2013 accident year resulting from lower than anticipated claims severity, partially offset by a $0.4 million increase in the 2015 accident year reflecting higher than expected case incurred emergence.

The $7.5 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $4.1 million reduction primarily in the 2014 through 2017 accident years. The reductions mainly reflect lower than anticipated claims severity.
•	General Liability: A $3.3 million decrease primarily in the 2011 through 2014 and 2016 through 2017 accident years. The decrease recognizes lower than expected claims severity.

The $3.3 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2007, 2009 through 2012 and 2014 through 2016, partially offset by an increase in the 2017 accident year.  The accident year changes were based on a review of the experience reported from cedants.

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

During the first nine months of 2018, the Company reduced its prior accident year loss reserves by $27.5 million, which consisted of a $9.1 million decrease related to Commercial Lines, $10.6 million decrease related to Personal Lines, and a $7.8 million decrease related to Reinsurance Operations.

The $9.1 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

General Liability:   A $3.1 million reduction in reserve categories excluding construction defect.  Lower than expected claims severity was the primary driver of the favorable development, mainly in the 2002 through 2004, 2006 through 2010, 2012 through 2014, and 2016 accident years which was partially offset by increases in the 2011, 2015 and 2017 accident years.

•

Commercial Auto Liability:   A $3.3 million decrease in the 2010, 2012 and 2013 accident years recognizes lower than anticipated claims severity, partially offset by an increase in the 2015 accident year.

•	Professional Liability: A $0.8 million decrease reflects lower than expected claims severity mainly in the 2010 through 2011 and 2014 accident years.
•

Property:   A $1.9 million decrease in aggregate recognizes lower than anticipated claims severity primarily in the 2014 through 2015 and 2017 accident years, partially offset by an increase in the 2016 accident year.

The $10.6 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $6.9 million reduction primarily in the 2014 through 2017 accident years mainly reflects lower than anticipated claims severity.
•

General Liability:  A $3.7 million decrease primarily in the 2011 through 2014 and 2016 through 2017 accident years, partially offset by an increase in the 2007 and 2015 accident years.  The decreases recognize lower than expected claims severity.

GLOBAL INDEMNITY LIMITED

The $7.8 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2007, 2009 through 2012 and 2015 through 2016, partially offset by an increases in the 2013 through 2014 and 2017 accident years.  The accident year changes were based on a review of the experience reported from cedants.

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

GLOBAL INDEMNITY LIMITED

7.	Debt

The Company’s outstanding debt consisted of the following at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Margin Borrowing Facility	$59,405	$72,230
7.75% Subordinated Notes due 2045	96,711	96,619
7.875% Subordinated Notes due 2047	125,970	125,864
Total	$282,086	$294,713

On April 25, 2018, Global Indemnity Group, Inc. ("GIGI"), an indirect wholly owned subsidiary of the Company, became a subordinated co-obligor with respect to the 7.75% Subordinated Notes due in 2045 and the 7.875% Subordinated Notes due in 2047 with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of, and interest on, the Notes of either series when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder.  Notwithstanding the foregoing, GIGI's obligations (including the obligation to pay the principal of and interest in respect of the Notes of any series) are subject to subordination to all monetary obligations or liabilities of GIGI owing to Global Indemnity Reinsurance, Ltd., a wholly owned subsidiary of the Company, and/or any other regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of GIGI for borrowed money.  If the Company pays any amount with respect to the subordinated note obligations, the Company is entitled to be reimbursed by GIGI within 10 business days after a demand is made to GIGI by the Company.  In consideration for becoming a subordinated co-obligor on the subordinated notes, GIGI received a promissory note from the Company with a principal amount of $230 million due April 15, 2047 that has since been assigned to an affiliate. This promissory note is eliminated in consolidation.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s 7.75% Subordinated Notes due in 2045 and the 7.875% Subordinated Notes due in 2047 as well as the Margin Borrowing Facility.

8.	Shareholders’ Equity

There were no A ordinary shares that were surrendered or repurchased during the quarter ended September 30, 2018 or 2017.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the nine months ended September 30, 2018:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	26,639	(2)	$42.02	-	-
March 1-31, 2018	18,594	(2)	$37.27	-	-
Total	45,233		$40.07	-

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

GLOBAL INDEMNITY LIMITED

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the nine months ended September 30, 2017:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	13,656	(2)	$38.21	-	-
February 1-28, 2017	15,309	(2)	$40.18	-	-
May 1 - 31, 2017	586	(2)	$38.49	-	-
Total	29,551		$39.24	-

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered or repurchased during the quarters or nine months ended September 30, 2018 or 2017.

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

On September 16, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on September 27, 2018.  On October 1, 2018, dividends totaling $3.5 million were paid to shareholders.

As of September 30, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.1 million.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on the Company’s dividend program.

9.	Related Party Transactions

Fox Paine & Company (“Fox Paine”)

As of September 30, 2018, Fox Paine beneficially owned shares having approximately 82% of the Company’s total outstanding voting power.  Fox Paine has the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by Fox Paine for so long as Fox Paine holds an aggregate of 25% or more of the voting power in the Company. Fox Paine controls the election of all of the Company’s Directors due to its controlling share ownership.  The Company’s Chairman is a member of Fox Paine.

The Company relies on Fox Paine to provide management services and other services related to the operations of the Company, and Fox Paine may propose and negotiate transaction fees with the Company, subject to the provisions of the Company’s related party transaction policies including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time.  The Company incurred management fees of $0.6 million during each of the quarters ended September 30, 2018 and 2017, and $1.6 million in each of the nine months ended September 30, 2018 and

GLOBAL INDEMNITY LIMITED

2017 as part of the annual management fee paid to Fox Paine. As of September 30, 2018 and December 31, 2017, unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $0.2 million and $6.8 million, respectively.

Fox Paine also performed advisory services for the Company in relation to a transaction whereby one of the Company’s indirect wholly owned subsidiaries became a co-obligor on the Company’s subordinated notes. The advisory services were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million which was paid during June, 2018.  Advisory fees were $12.5 million during the nine months ended September 30, 2018.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of September 30, 2018, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2016, the Company entered into a $40 million commitment with an investment manager that provides financing for middle market companies.  As of September 30, 2018, the Company has completely funded the $40.0 million commitment. Of this amount, $5.2 million is still recallable.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of September 30, 2018, the Company has funded $29.5 million of this commitment leaving $20.5 million as unfunded.

11.	Share-Based Compensation Plans

On June 13, 2018, the Company’s Shareholders approved the Global Indemnity Limited 2018 Share Incentive Plan (“the 2018 Plan”).  The purpose of the 2018 Plan is to provide the Company a competitive advantage in attracting, retaining, and motivating officers, employees, consultants and non-employee directors, and to provide the Company with a share plan providing incentives linked to the financial results of the Company’s business and increases in shareholder value.  Under the 2018 Plan, the Company may issue up to 2.5 million A ordinary shares pursuant to awards granted under the Plan.  The 2018 Plan replaced the Global Indemnity Limited Share Incentive Plan, effective since February 2014, which was set to expire pursuant to its terms on February 9, 2019.

Options

No stock options were awarded during the quarters ended September 30, 2018 or 2017.  No unvested stock options were forfeited during the quarters ended September 30, 2018 or 2017.

On March 6, 2018, the Company entered into a Chief Executive Agreement (the “Employment Agreement”) with Cynthia Y. Valko, the Company’s Chief Executive Officer.  In accordance with the Employment Agreement, the vesting schedule on the 300,000 stock options issued in 2014 (“Tranche 2 Options”) was modified.  The Tranche 2 Options will now vest on each December 31 of 2018, 2019 and 2020 in an amount based on Ms. Valko’s attainment of Return on Equity criteria specified in the Employment Agreement.  As a result of applying modification accounting, stock based compensation was increased by $0.2 million and $0.3 million during the quarter and nine months ended September 30, 2018, respectively.

GLOBAL INDEMNITY LIMITED

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

Other than the Tranche 3 Options granted to Ms. Valko, no additional stock options were awarded during the nine months ended September 30, 2018.  No stock options were awarded during the nine months ended September 30, 2017.  No unvested stock options were forfeited during the nine months ended September 30, 2018 or 2017.

Restricted Shares

No restricted shares were issued to employees during the quarters ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, the Company granted 38,778 A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.   11,843 of these shares vested immediately.  The remainder will vest as follows:

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

During the quarters ended September 30, 2018 and 2017, the Company granted 7,049 and 6,245 A ordinary shares, respectively, at a weighted average grant date value of $37.70 and $42.40 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2018 and 2017, the Company granted 23,983 and 19,713 A ordinary shares, respectively, at a weighted average grant date value of $36.90 and $39.82 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2018 and 2017 were fully vested but are subject to certain restrictions.

GLOBAL INDEMNITY LIMITED

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net income (loss)	$3,728	$(8,924)	$16,621	$13,447
Basic earnings per share:
Weighted average shares outstanding – basic	14,100,180	17,343,292	14,082,698	17,331,840
Net income (loss) per share	$0.26	$(0.51)	$1.18	$0.78
Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	14,346,585	17,343,292	14,321,113	17,684,519
Net income (loss) per share	$0.26	$(0.51)	$1.16	$0.76

(1)	For the quarter ended September 30, 2017, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares for basic earnings per share	14,100,180	17,343,292	14,082,698	17,331,840
Non-vested restricted stock	83,882	-	74,768	149,490
Options	162,523	-	163,647	203,189
Weighted average shares for diluted earnings per share	14,346,585	17,343,292	14,321,113	17,684,519

If the Company had not incurred a loss in the quarter ended September 30, 2017, 17,721,954 weighted average shares would have been used to compute the diluted loss per share calculation which would have included 164,693 shares of non-vested restricted stock and 213,969 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the quarter and nine months ended September 30, 2018 does not include 600,000 shares which were deemed to be anti-dilutive.  There were no anti-dilutive shares for the quarter or nine months ended September 30, 2017.

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

GLOBAL INDEMNITY LIMITED

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2018 and 2017.

Quarter Ended September 30, 2018 (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$63,177		$63,072	(6)	$9,357		$135,606
Net premiums written	$56,161		$50,719		$9,353		$116,233
Net premiums earned	$56,352		$50,841		$13,335		$120,528
Other income (loss)	—		493		(82)		411
Total revenues	56,352		51,334		13,253		120,939
Losses and Expenses:
Net losses and loss adjustment expenses	31,899		41,316		7,278		80,493
Acquisition costs and other underwriting expenses	22,533	(3)	21,040	(4)	5,107		48,680
Income (loss) from segments	$1,920		$(11,022)		$868		$(8,234)
Unallocated Items:
Net investment income							11,750
Net realized investment gain							5,319
Corporate and other operating expenses							(3,475)
Interest expense							(4,924)
Income before income taxes							436
Income tax benefit							3,292
Net income							3,728
Total assets	$874,059		$526,127		$557,860	(5)	$1,958,046

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $77 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $92 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($3) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended September 30, 2017 (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$53,113		$60,962	(6)	$11,979		$126,054
Net premiums written	$46,471		$50,607		$11,967		$109,045
Net premiums earned	$44,778		$52,268		$11,573		$108,619
Other income	—		2,254		40		2,294
Total revenues	44,778		54,522		11,613		110,913
Losses and Expenses:
Net losses and loss adjustment expenses	19,095		42,534		20,766		82,395
Acquisition costs and other underwriting expenses	18,237	(3)	22,689	(4)	4,076		45,002
Income (loss) from segments	$7,446		$(10,701)		$(13,229)		$(16,484)
Unallocated Items:
Net investment income							10,134
Net realized investment losses							(963)
Corporate and other operating expenses							(4,630)
Interest expense							(4,836)
Loss before income taxes benefit							(16,779)
Income tax benefit							7,855
Net loss							(8,924)

Total assets	$911,412		$481,357		$737,921	(5)	$2,130,690

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $127 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $262 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($1,427) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2018 (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$186,923		$191,782	(6)	$39,965		$418,670
Net premiums written	$165,817		$154,781		$39,959		$360,557
Net premiums earned	$155,966		$151,333		$35,148		$342,447
Other income (loss)	—		1,468		(179)		1,289
Total revenues	155,966		152,801		34,969		343,736
Losses and Expenses:
Net losses and loss adjustment expenses	82,023		98,946		14,457		195,426
Acquisition costs and other underwriting expenses	62,789	(3)	65,446	(4)	12,961		141,196
Income (loss) from segments	$11,154		$(11,591)		$7,551		$7,114
Unallocated Items:
Net investment income							34,108
Net realized investment gain							7,833
Corporate and other operating expenses							(23,653)
Interest expense							(14,725)
Income before income taxes							10,677
Income tax benefit							5,944
Net income							16,621

Total assets	$874,059		$526,127		$557,860	(5)	$1,958,046

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $367 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $435 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($1,859) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2017 (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$155,776		$192,551	(6)	$45,372		$393,699
Net premiums written	$137,025		$161,979		$45,344		$344,348
Net premiums earned	$133,289		$164,102		$31,427		$328,818
Other income	78		5,153		213		5,444
Total revenues	133,367		169,255		31,640		334,262
Losses and Expenses:
Net losses and loss adjustment expenses	53,688		120,410		28,558		202,656
Acquisition costs and other underwriting expenses	55,398	(3)	69,281	(4)	10,331		135,010
Income (loss) from segments	$24,281		$(20,436)		$(7,249)		$(3,404)
Unallocated Items:
Net investment income							27,618
Net realized investment losses							(850)
Corporate and other operating expenses							(11,045)
Interest expense							(12,065)
Income before income taxes							254
Income tax benefit							13,193
Net income							13,447

Total assets	$911,412		$481,357		$737,921	(5)	$2,130,690

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $366 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $821 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(6)	Includes ($185) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.
14.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at September 30, 2018 and December 31, 2017, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters and nine months ended September 30, 2018 and 2017, and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017.  GIGI is a 100% owned subsidiary of the Company.  See Note 7 for information on the Company’s debt obligations.

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$12,251	$303,299	$1,180,953	$-	$1,496,503
Cash and cash equivalents	102	1,904	38,640	-	40,646
Investments in subsidiaries	1,223,997	318,419	30,358	(1,572,774)	-
Due from subsidiaries and affiliates	459	(2,929)	2,470	-	-
Notes receivable – affiliate	-	80,049	845,498	(925,547)	-
Interest receivable – affiliate	-	3,576	38,029	(41,605)	-
Premiums receivable, net	-	-	84,641	-	84,641
Reinsurance receivables, net	-	-	96,534	-	96,534
Funds held by ceding insurers	-	-	50,805	-	50,805
Federal income taxes receivable	-	7,734	3,024	-	10,758
Deferred federal income taxes	-	31,201	4,474	-	35,675
Deferred acquisition costs	-	-	64,538	-	64,538
Intangible assets	-	-	22,152	-	22,152
Goodwill	-	-	6,521	-	6,521
Prepaid reinsurance premiums	-	-	22,976	-	22,976
Receivable for securities sold	-	-	-	-	-
Other assets	7,714	6,171	19,731	(7,319)	26,297
Total assets	$1,244,523	$749,424	$2,511,344	$(2,547,245)	$1,958,046

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$-	$-	$608,607	$-	$608,607
Unearned premiums	-	-	297,630	-	297,630
Ceded balances payable	-	-	16,612	-	16,612
Payable for securities purchased	-	(2,110)	7,052	-	4,942
Contingent commissions	-	-	8,076	-	8,076
Debt	-	289,405	-	(7,319)	282,086
Notes payable – affiliates	520,498	400,000	5,049	(925,547)	-
Accrued interest payable – affiliates	19,286	20,771	1,548	(41,605)	-
Other liabilities	2,413	11,000	24,354	-	37,767
Total liabilities	542,197	719,066	968,928	(974,471)	1,255,720

Shareholders’ equity
Total shareholders’ equity	702,326	30,358	1,542,416	(1,572,774)	702,326

Total liabilities and shareholders’ equity	$1,244,523	$749,424	$2,511,344	$(2,547,245)	$1,958,046

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$13,118	$309,891	$1,136,477	$-	$1,459,486
Cash and cash equivalents	11,089	7,749	55,576	-	74,414
Investments in subsidiaries	1,207,590	321,194	62,950	(1,591,734)	-
Due from subsidiaries and affiliates	4,618	(6,513)	1,895	-	-
Notes receivable – affiliate	-	80,049	845,498	(925,547)	-
Interest receivable – affiliate	-	2,721	30,642	(33,363)	-
Premiums receivable, net	-	-	84,386	-	84,386
Reinsurance receivables, net	-	-	105,060	-	105,060
Funds held by ceding insurers	-	-	45,300	-	45,300
Federal income taxes receivable	-	7,560	2,489	283	10,332
Deferred federal income taxes	-	21,533	4,833	(170)	26,196
Deferred acquisition costs	-	-	61,647	-	61,647
Intangible assets	-	-	22,549	-	22,549
Goodwill	-	-	6,521	-	6,521
Prepaid reinsurance premiums	-	-	28,851	-	28,851
Receivable for securities sold	-	(403)	1,946	-	1,543
Other assets	20,681	52,806	21,897	(20,000)	75,384
Total assets	$1,257,096	$796,587	$2,518,517	$(2,570,531)	$2,001,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$-	$-	$634,664	$-	$634,664
Unearned premiums	-	-	285,397	-	285,397
Ceded balances payable	-	-	10,851	-	10,851
Payable for securities purchased	-	-	-	-	-
Contingent commissions	-	-	7,984	-	7,984
Debt	222,483	72,230	-	-	294,713
Notes payable – affiliates	290,498	630,000	5,049	(925,547)	-
Accrued interest payable – affiliates	12,465	19,574	1,324	(33,363)	-
Other liabilities	13,256	11,832	44,578	(20,000)	49,666
Total liabilities	538,702	733,636	989,847	(978,910)	1,283,275

Shareholders’ equity
Total shareholders’ equity	718,394	62,951	1,528,670	(1,591,621)	718,394

Total liabilities and shareholders’ equity	$1,257,096	$796,587	$2,518,517	$(2,570,531)	$2,001,669

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$-	$-	$120,528	$-	$120,528
Net investment income	146	2,492	18,318	(9,206)	11,750
Net realized investment gains (losses)	(101)	5,321	99	-	5,319
Other income (loss)	-	(12)	423	-	411
Total revenues	45	7,801	139,368	(9,206)	138,008
Losses and Expenses:
Net losses and loss adjustment expenses	-	-	80,493	-	80,493
Acquisition costs and other underwriting expenses	-	-	48,680	-	48,680
Corporate and other operating expenses	982	2,089	404	-	3,475
Interest expense	2,017	12,035	78	(9,206)	4,924
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(2,954)	(6,323)	9,713	-	436
Equity in net income (loss) of subsidiaries	6,682	(3,995)	(8,434)	5,747	-
Income (loss) before income taxes	3,728	(10,318)	1,279	5,747	436
Income tax benefit	-	(1,884)	(1,408)	-	(3,292)
Net income (loss)	$3,728	$(8,434)	$2,687	$5,747	$3,728

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended September 30, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$-	$-	$108,619	$-	$108,619
Net investment income	104	2,321	19,351	(11,642)	10,134
Net realized investment gains (losses)	23	(1,229)	243	-	(963)
Other income	-	1,738	556	-	2,294
Total revenues	127	2,830	128,769	(11,642)	120,084
Losses and Expenses:
Net losses and loss adjustment expenses	-	-	82,395	-	82,395
Acquisition costs and other underwriting expenses	-	-	45,002	-	45,002
Corporate and other operating expenses	2,209	(6,441)	8,862	-	4,630
Interest expense	5,176	11,237	65	(11,642)	4,836
Loss before equity in net loss of subsidiaries and income taxes	(7,258)	(1,966)	(7,555)	-	(16,779)
Equity in net loss of subsidiaries	(1,666)	(12,523)	(14,822)	29,011	-
Loss before income taxes	(8,924)	(14,489)	(22,377)	29,011	(16,779)
Income tax benefit	-	(211)	(7,644)	-	(7,855)
Net loss	$(8,924)	$(14,278)	$(14,733)	$29,011	$(8,924)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$-	$-	$342,447	$-	$342,447
Net investment income	483	8,404	58,258	(33,037)	34,108
Net realized investment gains (losses)	(121)	8,167	(213)	-	7,833
Other income	-	-	1,289	-	1,289
Total revenues	362	16,571	401,781	(33,037)	385,677
Losses and Expenses:
Net losses and loss adjustment expenses	-	-	195,426	-	195,426
Acquisition costs and other underwriting expenses	-	-	141,196	-	141,196
Corporate and other operating expenses	9,959	12,734	960	-	23,653
Interest expense	12,715	34,773	274	(33,037)	14,725
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(22,312)	(30,936)	63,925	-	10,677
Equity in net income (loss) of subsidiaries	38,933	6,770	(21,335)	(24,368)	-
Income (loss) before income taxes	16,621	(24,166)	42,590	(24,368)	10,677
Income tax expense (benefit)	-	(2,831)	(3,226)	113	(5,944)
Net income (loss)	$16,621	$(21,335)	$45,816	$(24,481)	$16,621
(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$-	$-	$328,818	$-	$328,818
Net investment income	256	5,105	54,316	(32,059)	27,618
Net realized investment gains (losses)	(226)	(1,830)	1,206	-	(850)
Other income	-	3,514	1,930	-	5,444
Total revenues	30	6,789	386,270	(32,059)	361,030
Losses and Expenses:
Net losses and loss adjustment expenses	-	-	202,656	-	202,656
Acquisition costs and other underwriting expenses	-	-	135,010	-	135,010
Corporate and other operating expenses	3,709	(12,104)	19,440	-	11,045
Interest expense	12,769	31,087	268	(32,059)	12,065
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(16,448)	(12,194)	28,896	-	254
Equity in net income (loss) of subsidiaries	29,895	(14,211)	(22,781)	7,097	-
Income (loss) before income taxes	13,447	(26,405)	6,115	7,097	254
Income tax benefit	-	(4,057)	(9,136)	-	(13,193)
Net income (loss)	$13,447	$(22,348)	$15,251	$7,097	$13,447

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$3,728	$(8,434)	$2,687	$5,747	$3,728

Other comprehensive income (loss), net of tax:
Unrealized holding (losses)	(63)	(845)	(716)	-	(1,624)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(1,392)	(603)	(789)	2,784	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	-	-	7	-	7
Reclassification adjustment for (gains) losses included in net income (loss)	101	659	(43)	-	717
Unrealized foreign currency translation (losses)	-	-	(454)	-	(454)
Other comprehensive income (loss), net of tax	(1,354)	(789)	(1,995)	2,784	(1,354)

Comprehensive income (loss), net of tax	$2,374	$(9,223)	$692	$8,531	$2,374

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended September 30, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$(8,924)	$(14,278)	$(14,733)	$29,011	$(8,924)

Other comprehensive income (loss), net of tax:
Unrealized holding gains	51	1,983	1,345	7	3,386
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	4,071	397	2,846	(7,314)	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	-	-	(1)	-	(1)
Reclassification adjustment for (gains) losses included in net income (loss)	(23)	561	(97)	-	441
Unrealized foreign currency translation gains (losses)	-	(95)	368	-	273
Other comprehensive income (loss), net of tax	4,099	2,846	4,461	(7,307)	4,099

Comprehensive income (loss), net of tax	$(4,825)	$(11,432)	$(10,272)	$21,704	$(4,825)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$16,621	$(21,335)	$45,816	$(24,481)	$16,621

Other comprehensive income (loss), net of tax:
Unrealized holding (losses)	(210)	(2,930)	(19,492)	-	(22,632)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(22,695)	(9,633)	(11,515)	43,843	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	-	-	(1)	-	(1)
Reclassification adjustment for (gains) losses included in net income	121	1,048	234	-	1,403
Unrealized foreign currency translation (losses)	-	-	(1,554)	-	(1,554)
Other comprehensive income (loss), net of tax	(22,784)	(11,515)	(32,328)	43,843	(22,784)

Comprehensive income (loss), net of tax	$(6,163)	$(32,850)	$13,488	$19,362	$(6,163)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$13,447	$(22,348)	$15,251	$7,097	$13,447

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(193)	5,806	5,084	22	10,719
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	10,670	1,586	7,461	(19,717)	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	-	-	(2)	-	(2)
Reclassification adjustment for (gains) losses included in net income (loss)	226	(121)	(893)	-	(788)
Unrealized foreign currency translation gains	-	190	584	-	774
Other comprehensive income (loss), net of tax	10,703	7,461	12,234	(19,695)	10,703

Comprehensive income (loss), net of tax	$24,150	$(14,887)	$27,485	$(12,598)	$24,150

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(19,280)	$(618)	$65,769	$45,871

Cash flows from investing activities:
Proceeds from sale of fixed maturities	28,118	44,760	156,484	229,362
Proceeds from sale of equity securities	-	28,141	-	28,141
Proceeds from maturity of fixed maturities	5,431	7,600	30,272	43,303
Proceeds from limited partnerships	-	1,058	7,294	8,352
Amounts received in connection with derivatives	-	7,599	-	7,599
Purchases of fixed maturities	(32,933)	(39,314)	(256,755)	(329,002)
Purchases of equity securities	-	(22,931)	-	(22,931)
Purchases of other invested assets	-	(15,800)	-	(15,800)
Acquisition of business	-	(3,515)	-	(3,515)
Net cash used for investing activities	616	7,598	(62,705)	(54,491)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	-	(12,825)	-	(12,825)
Proceeds / (issuance) of notes to affiliates	230,000	(230,000)	-	-
Debt restructuring	(230,000)	230,000	-	-
Dividends paid to shareholders	(10,510)	-	-	(10,510)
Dividends from subsidiaries	20,000	-	(20,000)	-
Capital contribution to a subsidiary	-	-	-	-
Purchase of A ordinary shares	(1,813)	-	-	(1,813)
Net cash provided by (used for) financing activities	7,677	(12,825)	(20,000)	(25,148)

Net change in cash and cash equivalents	(10,987)	(5,845)	(16,936)	(33,768)
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414
Cash and cash equivalents at end of period	$102	$1,904	$38,640	$40,646

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at September 30, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(10,359)	$(19,634)	$18,809	$(11,184)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	12,389	61,296	668,544	742,229
Proceeds from sale of equity securities	-	24,483	-	24,483
Proceeds from maturity of fixed maturities	4,750	42,928	64,942	112,620
Proceeds from limited partnerships	-	5,941	4,626	10,567
Amounts paid in connection with derivatives	-	(2,500)	-	(2,500)
Purchases of fixed maturities	(32,044)	(248,518)	(698,512)	(979,074)
Purchases of equity securities	-	(28,631)	-	(28,631)
Purchases of other invested assets	-	(16,500)	(1,500)	(18,000)
Net cash provided by (used for) investing activities	(14,905)	(161,501)	38,100	(138,306)

Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	-	9,872	-	9,872
Proceeds from issuance of subordinated notes	130,000	-	-	130,000
Debt issuance cost	(4,246)	-	-	(4,246)
Proceeds / (issuance) of notes to affiliates	-	120,000	(120,000)	-
Dividends from subsidiaries	-	56,265	(56,265)	-
Capital contribution	(96,000)	-	96,000	-
Purchase of A ordinary shares	(1,159)	-	-	(1,159)
Net cash provided by (used for) financing activities	28,595	186,137	(80,265)	134,467

Net change in cash and cash equivalents	3,331	5,002	(23,356)	(15,023)
Cash and cash equivalents at beginning of period	91	5,536	69,483	75,110
Cash and cash equivalents at end of period	$3,422	$10,538	$46,127	$60,087

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

15.	New Accounting Pronouncements

Accounting Standards Adopted in 2018

In July, 2018, the FASB issued new accounting guidance that affected a wide variety of topics in the Codification.  The amendments in this update represent changes to clarify, correct errors in, or make minor improvements to the Codification.  This amendment is meant to make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarification.  Some of the amendments in this guidance are effective immediately with the remainder effective for annual periods beginning after December 31, 2018.  The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

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

In May, 2017, the FASB issued updated accounting guidance which clarified whether changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company adopted this guidance during the first quarter of 2018.  The provisions of this guidance were adopted on a prospective basis.  As a result of adopting this guidance, stock based compensation was increased by $0.2 million and $0.3 million during the quarter and nine months ended September 30, 2018, respectively.  The adjustment was due to the Company entering into an Employment Agreement with its Chief Executive Officer which modified the vesting schedule on 300,000 options issued in 2014.  The Company did not record a cumulative effect adjustment to shareholders’ equity as a result of adopting this guidance and the adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

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

In January, 2016, the FASB issued new accounting guidance surrounding the accounting for financial instruments.  The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  In particular, the guidance requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income.  It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Upon adoption on January 1, 2018, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings.  During the quarter and nine months ended September 30, 2018, net realized investment gains (losses) included a gain of $2.7 million and loss of $1.4 million, respectively, related to the change in the fair value of equity investments in accordance with this new accounting guidance.

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

Recently Issued Accounting Guidance Not Yet Adopted

In August, 2018, the FASB issued new accounting guidance which removed, modified, and added certain disclosures related to Topic 820, Fair Value.  This guidance is effective for all fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company does not expect the new guidance to have a material impact on its financial condition, results of operations, or cash flows.

In July, 2018, the FASB issued new accounting guidance related to Update 2016-02 Leases (Topic 842) which clarified or corrected unintended application of the new guidance in Update 2016-02.  It also provided entities with an additional and optional transition method to adopt the new lease standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance sheet of retained earnings.  In addition, the amendments in this update also provide lessors with a practical expedient to not separate non-lease components from the associated lease components, and instead, to account for those components as a single component if the non-lease component otherwise would be accounted for under the new revenue guidance, Topic 606.  The guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  The Company is still evaluating the impact of this guidance on the balance sheet and opening retained earnings. The Company expects the new guidance to have minimal impact on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

GLOBAL INDEMNITY LIMITED

In June, 2018, the FASB issued new accounting guidance which expanded the scope of Accounting Standards Codification (“ASC”) Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This guidance is effective for fiscal years beginning after December 15, 2018 including interim periods.  The Company does not anticipate the new guidance having a material impact on its financial condition, results of operations, or cash flows.

Please see Note 22 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2017 Annual Report on Form 10-K for more information on accounting pronouncements issued in 2017 which have not been implemented in 2018.

GLOBAL INDEMNITY LIMITED

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.  For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Developments

During the quarter ended March 31, 2018, the Company received regulatory approval to terminate the quota share agreement between Global Indemnity Reinsurance and the Company’s U.S. insurance companies effective January 1, 2018.

Each quarter, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, and September 27, 2018.  Dividends of $3.5 million were paid on March 29, 2018, June 29, 2018, and October 1, 2018.

On April 25, 2018, the Company and Global Indemnity Group, Inc., an indirect wholly owned subsidiary of the Company, entered into an agreement pursuant to which Global Indemnity Group, Inc. agreed to become a subordinated co-obligor with respect to the 7.75% subordinated notes due 2045 and the 7.875% subordinated notes due 2047.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on this transaction.

Overview

The Company’s Commercial Lines segment distribute property and casualty insurance products through a group of approximately 130 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Lines operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Lines segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents.

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

GLOBAL INDEMNITY LIMITED

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

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2018 and 2017:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Gross premiums written	$135,606	$126,054	7.6%	$418,670	$393,699	6.3%

Net premiums written	$116,233	$109,045	6.6%	$360,557	$344,348	4.7%

Net premiums earned	$120,528	$108,619	11.0%	$342,447	$328,818	4.1%
Other income	411	2,294	(82.1%)	1,289	5,444	(76.3%)
Total revenues	120,939	110,913	9.0%	343,736	334,262	2.8%

Losses and expenses:
Net losses and loss adjustment expenses	80,493	82,395	(2.3%)	195,426	202,656	(3.6%)
Acquisition costs and other underwriting expenses	48,680	45,002	8.2%	141,196	135,010	4.6%
Underwriting income (loss)	(8,234)	(16,484)	(50.0%)	7,114	(3,404)	(309.0%)

Net investment income	11,750	10,134	15.9%	34,108	27,618	23.5%
Net realized investment gains (losses)	5,319	(963)	NM	7,833	(850)	NM
Corporate and other operating expenses	(3,475)	(4,630)	(24.9%)	(23,653)	(11,045)	114.2%
Interest expense	(4,924)	(4,836)	1.8%	(14,725)	(12,065)	22.0%
Income (loss) before income taxes	436	(16,779)	(102.6%)	10,677	254	NM

Income tax benefit	3,292	7,855	(58.1%)	5,944	13,193	(54.9%)
Net income (loss)	$3,728	$(8,924)	(141.8%)	$16,621	$13,447	23.6%

Underwriting Ratios:
Loss ratio (1):	66.8%	75.9%		57.1%	61.6%
Expense ratio (2)	40.4%	41.4%		41.2%	41.1%
Combined ratio (3)	107.2%	117.3%		98.3%	102.7%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Gross premiums written (1)
Commercial Lines (4)	$63,177	$53,113	18.9%	$186,923	$155,776	20.0%
Personal Lines (3) (4)	63,072	60,962	3.5%	191,782	192,551	(0.4%)
Reinsurance (5)	9,357	11,979	(21.9%)	39,965	45,372	(11.9%)
Total gross premiums written	$135,606	$126,054	7.6%	$418,670	$393,699	6.3%

Ceded premiums written
Commercial Lines (4)	$7,016	$6,642	5.6%	$21,106	$18,751	12.6%
Personal Lines (4)	12,353	10,355	19.3%	37,001	30,572	21.0%
Reinsurance (5)	4	12	(66.7%)	6	28	(78.6%)
Total ceded premiums written	$19,373	$17,009	13.9%	$58,113	$49,351	17.8%

Net premiums written (2)
Commercial Lines (4)	$56,161	$46,471	20.9%	$165,817	$137,025	21.0%
Personal Lines (4)	50,719	50,607	0.2%	154,781	161,979	(4.4%)
Reinsurance (5)	9,353	11,967	(21.8%)	39,959	45,344	(11.9%)
Total net premiums written	$116,233	$109,045	6.6%	$360,557	$344,348	4.7%

Net premiums earned
Commercial Lines (4)	$56,352	$44,778	25.8%	$155,966	$133,289	17.0%
Personal Lines (4)	50,841	52,268	(2.7%)	151,333	164,102	(7.8%)
Reinsurance (5)	13,335	11,573	15.2%	35,148	31,427	11.8%
Total net premiums earned	$120,528	$108,619	11.0%	$342,447	$328,818	4.1%

NM – not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($3) and ($1,427) during the quarters ended September 30, 2018 and 2017, respectively, and ($1,859) and ($185) during the nine months ended September 30, 2018 and 2017, respectively.

(4)	Includes business ceded to the Company’s Reinsurance Operations.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 7.6% and 6.3% for the quarter and nine months ended September 30, 2018, respectively, as compared to same period in 2017.  Gross premiums written include business written by American Reliable that was ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($3) and ($1,427) for the quarters ended September 30, 2018 and 2017, respectively and ($1,859) and ($185) for the nine months ended September 30, 2018 and 2017, respectively.  Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 6.4%  and 6.8% for the quarter and nine months ended September 30, 2018, respectively, as compared to same period in 2017.  For the quarter ended September 30, 2018, the increase is mainly due to premium growth within Commercials Lines which is primarily being driven by rate increases mainly due to catastrophe experienced in the prior year, new programs, and increased interaction with agents offset by decline in Reinsurance Operations primarily due to the non-renewal of a treaty.  For the nine months ended September 30, 2018, the increase is mainly due to the premium growth within the Company’s Commercial Lines partially offset by a reduction in premiums written within the Company’s Reinsurance Operations. The growth experienced in Commercial Lines is primarily being driven by rate increases mainly due to catastrophes experienced in the prior year, new programs, and increased interactions with agents.  The reduction in gross premiums written within the Company’s Reinsurance Operations

GLOBAL INDEMNITY LIMITED

is primarily due to the non-renewal of a treaty partially offset by growth in the property catastrophe treaties and professional liability portfolio.

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Commercial Lines	88.9%	87.5%	1.4	88.7%	88.0%	0.7
Personal Lines (1)	80.4%	81.1%	(0.7)	79.9%	84.0%	(4.1)
Reinsurance	100.0%	99.9%	0.1	100.0%	99.9%	0.1
Total (1)	85.7%	85.5%	0.2	85.7%	87.4%	(1.7)

(1)

Excludes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($3) and ($1,427) during the quarters ended September 30, 2018 and 2017, respectively, and ($1,859) and ($185) during the nine months ended September 30, 2018 and 2017, respectively.

The net premium retention for the quarter and nine months ended September 30, 2018 increased by 0.2 points and decreased by 1.7 points, respectively, as compared to the same period in 2017.  The change in retention for the nine months ended September 30, 2018 is primarily driven by the Company’s Personal Lines.  The net premium retention for the nine months ended September 30, 2018 decreased by 4.1 points for Personal Lines as compared to 2017 primarily due to primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.  Please see the Liquidity section within Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for additional information on the Property Catastrophe Quota Share.

Net Premiums Earned

Net premiums earned within the Commercial Lines segment increased by 25.8% and 17.0% for the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017.  The increase in net premiums earned was primarily due to an increase in gross premiums written.  Property net premiums earned were $31.0 million and $22.0 million for the quarters ended September 30, 2018 and 2017, respectively, and $81.3 million and $67.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Casualty net premiums earned were $25.4 million and $22.8 million for the quarters ended September 30, 2018 and 2017, respectively, and $74.7 million and $65.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Net premiums earned within the Personal Lines segment decreased by 2.7% and 7.8% for the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017 primarily due to a slight decline in gross premiums written in previous quarters as well as additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.  Property net premiums earned were $43.5 million and $44.3 million for the quarters ended September 30, 2018 and 2017, respectively, and $128.4 million and $139.5 million for the nine months ended September 30, 2018 and 2017, respectively. Casualty net premiums earned were $7.4 million and $8.0 million for the quarters ended September 30, 2018 and 2017, respectively, and $23.0 million and $24.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 15.2% and 11.8% for the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017 primarily due to growth in gross premiums written within the property and professional lines of business as well as earnings from a treaty that was non-renewed.  Property net premiums earned were $11.7 million and $10.4 million for the quarters ended September 30, 2018 and 2017, respectively, and $30.7 million and $27.8 million for the nine months ended September 30, 2018 and 2017, respectively.  Casualty net premiums earned were $1.7 million and $1.2 million for the quarters ended September 30, 2018 and 2017, respectively, and $4.4 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at September 30, 2018 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $608.6 million and $522.3 million, respectively, as of September 30, 2018.  A breakout of the Company’s gross and net reserves, as of September 30, 2018, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$114,067	$295,181	$409,248
Personal Lines	33,996	73,213	107,209
Reinsurance Operations	30,949	61,201	92,150
Total	$179,012	$429,595	$608,607

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$92,389	$249,308	$341,697
Personal Lines	28,492	60,231	88,723
Reinsurance Operations	30,949	60,964	91,913
Total	$151,830	$370,503	$522,333

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $222.9 million for claims occurring during the nine months ended September 30, 2018:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(32,321)	$(21,733)	$(11,145)	$(557)	$10,031
	-3%	(28,308)	(17,498)	(6,687)	4,124	14,934
	-2%	(26,302)	(15,380)	(4,458)	6,464	17,386
	-1%	(24,296)	(13,263)	(2,229)	8,805	19,838
	0%	(22,290)	(11,145)	-	11,145	22,290
	1%	(20,284)	(9,027)	2,229	13,485	24,742
	2%	(18,278)	(6,910)	4,458	15,826	27,194
	3%	(16,272)	(4,792)	6,687	18,166	29,646
	5%	(12,260)	(557)	11,145	22,847	34,550

The Company’s net reserves for losses and loss adjustment expenses of $522.3 million as of September 30, 2018 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2018 (2)	2017 (2)	Change	2018 (2)	2017 (2)	Change
Gross premiums written	$63,177	$53,113	18.9%	$186,923	$155,776	20.0%

Net premiums written	$56,161	$46,471	20.9%	$165,817	$137,025	21.0%

Net premiums earned	$56,352	$44,778	25.8%	$155,966	$133,289	17.0%
Other income	-	-	-	-	78	(100.0%)
Total revenues	56,352	44,778	25.8%	155,966	133,367	16.9%

Losses and expenses:
Net losses and loss adjustment expenses	31,899	19,095	67.1%	82,023	53,688	52.8%
Acquisition costs and other underwriting expenses (1)	22,533	18,237	23.6%	62,789	55,398	13.3%
Underwriting income (loss)	$1,920	$7,446	(74.2%)	$11,154	$24,281	(54.1%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2018	2017	Change	2018	2017	Change
Underwriting Ratios:
Loss ratio:
Current accident year	58.7%	58.9%	(0.2)	58.4%	59.9%	(1.5)
Prior accident year	(2.1%)	(16.2%)	14.1	(5.8%)	(19.6%)	13.8
Calendar year loss ratio	56.6%	42.7%	13.9	52.6%	40.3%	12.3
Expense ratio	40.0%	40.7%	(0.7)	40.3%	41.6%	(1.3)
Combined ratio	96.6%	83.4%	13.2	92.9%	81.9%	11.0

(1)

Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $77 and $127 for the quarters ended September 30, 2018 and 2017, respectively, and $367 and $366 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Commercial Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$14,003	45.2%	$8,401	38.1%	$38,534	47.4%	$30,073	44.5%
Effect of prior accident year	(70)	(0.2%)	(356)	(1.6%)	(1,189)	(1.5%)	(4,023)	(6.0%)
Non catastrophe property losses and ratio (2)	$13,933	45.0%	$8,045	36.5%	$37,345	45.9%	$26,050	38.5%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,928	9.5%	$3,873	17.6%	$7,651	9.4%	$9,132	13.5%
Effect of prior accident year	(60)	(0.2%)	212	1.0%	(662)	(0.8%)	(1,331)	(2.0%)
Catastrophe losses and ratio (2)	$2,868	9.3%	$4,085	18.6%	$6,989	8.6%	$7,801	11.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$16,931	54.7%	$12,274	55.7%	$46,185	56.8%	$39,205	58.0%
Effect of prior accident year	(130)	(0.4%)	(144)	(0.6%)	(1,851)	(2.3%)	(5,354)	(8.0%)
Total property losses and ratio (2)	$16,801	54.3%	$12,130	55.1%	$44,334	54.5%	$33,851	50.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$16,152	63.6%	$14,084	61.9%	$44,902	60.1%	$40,667	61.9%
Effect of prior accident year	(1,054)	(4.2%)	(7,119)	(31.3%)	(7,213)	(9.7%)	(20,830)	(31.7%)
Total Casualty losses and ratio (2)	$15,098	59.4%	$6,965	30.6%	$37,689	50.4%	$19,837	30.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$33,083	58.7%	$26,358	58.9%	$91,087	58.4%	$79,872	59.9%
Effect of prior accident year	(1,184)	(2.1%)	(7,263)	(16.2%)	(9,064)	(5.8%)	(26,184)	(19.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$31,899	56.6%	$19,095	42.7%	$82,023	52.6%	$53,688	40.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

GLOBAL INDEMNITY LIMITED

Premiums

See “Result of Operations” above for a discussion on premiums.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Property losses
Catastrophe	$2,928	$3,873	(24.4%)	$7,651	$9,132	(16.2%)
Non-catastrophe	14,003	8,401	66.7%	38,534	30,073	28.1%
Property losses	16,931	12,274	37.9%	46,185	39,205	17.8%
Casualty losses	16,152	14,084	14.7%	44,902	40,667	10.4%
Total accident year losses	$33,083	$26,358	25.5%	$91,087	$79,872	14.0%

	Quarter Ended September 30,		Point	Nine Months Ended September 30,		Point
	2018	2017	Change	2018	2017	Change
Current accident year loss ratio:
Property
Catastrophe	9.5%	17.6%	(8.1)	9.4%	13.5%	(4.1)
Non-catastrophe	45.2%	38.1%	7.1	47.4%	44.5%	2.9
Property loss ratio	54.7%	55.7%	(1.0)	56.8%	58.0%	(1.2)
Casualty loss ratio	63.6%	61.9%	1.7	60.1%	61.9%	(1.8)
Total accident year loss ratio	58.7%	58.9%	(0.2)	58.4%	59.9%	(1.5)

The current accident year catastrophe loss ratio improved by 8.1 points during the quarter ended September 30, 2018 as compared to the same period in 2017 primarily due to lower claims frequency compared to last year.

The current accident year catastrophe loss ratio improved by 4.1 points during the nine months ended September 30, 2018 as compared to the same period in 2017.  The loss ratio improvement reflects lower claims frequency compared to last year, particularly in the third accident quarter.

The current accident year non-catastrophe property loss ratio increased by 7.1 points during the quarter ended September 30, 2018 as compared to the same period in 2017 primarily due to an increase in the quarter for the ultimate claims frequency and severity from the second accident quarter.

The current accident year non-catastrophe property loss ratio increased by 2.9 points during the nine months ended September 30, 2018 as compared to the same period in 2017.  The increase in the loss ratio reflects a higher claims severity for each of the accident quarters of 2018 compared to the same accident quarters last year.

The current accident year casualty loss ratio increased by 1.7 points during the quarter ended September 30, 2018 as compared to the same period in 2017 primarily due an increase in claims frequency in the latest accident quarter.

The current accident year casualty loss ratio improved by 1.8 points during the nine months ended September 30, 2018 as compared to the same period in 2017 mainly due to lower claims severity compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes a decrease of $1.2 million, or 2.1 percentage points, and a decrease of $9.1 million, or 5.8 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2017 includes a decrease of $7.3 million, or 16.2 percentage points, and a decrease of $26.2 million, or 19.6 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Commercial Lines improved by 0.7 points from 40.7% for the quarter ended September 30, 2017 to 40.0% for the quarter ended September 30, 2018 and improved by 1.3 points from 41.6% for the nine months ended September 30, 2017 to 40.3% for the nine months ended September 30, 2018.  The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above.

Personal Lines

The components of income and loss from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2018 (3)	2017 (3)	Change	2018 (3)	2017 (3)	Change
Gross premiums written (1)	$63,072	$60,962	3.5%	$191,782	$192,551	(0.4%)

Net premiums written	$50,719	$50,607	0.2%	$154,781	$161,979	(4.4%)

Net premiums earned	$50,841	$52,268	(2.7%)	$151,333	$164,102	(7.8%)
Other income	493	2,254	(78.1%)	1,468	5,153	(71.5%)
Total revenues	51,334	54,522	(5.8%)	152,801	169,255	(9.7%)

Losses and expenses:
Net losses and loss adjustment expenses	41,316	42,534	(2.9%)	98,946	120,410	(17.8%)
Acquisition costs and other underwriting expenses (2)	21,040	22,689	(7.3%)	65,446	69,281	(5.5%)
Underwriting income (loss)	$(11,022)	$(10,701)	3.0%	$(11,591)	$(20,436)	(43.3%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2018	2017	Change	2018	2017	Change
Underwriting Ratios:
Loss ratio:
Current accident year	95.9%	83.9%	12.0	72.4%	76.1%	(3.7)
Prior accident year	(14.7%)	(2.5%)	(12.2)	(7.0%)	(2.7%)	(4.3)
Calendar year loss ratio	81.2%	81.4%	(0.2)	65.4%	73.4%	(8.0)
Expense ratio	41.4%	43.4%	(2.0)	43.2%	42.2%	1.0
Combined ratio	122.6%	124.8%	(2.2)	108.6%	115.6%	(7.0)

(1)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($3)  and ($1,427)  during the quarters ended September 30, 2018 and 2017, respectively, and ($1,859) and ($185) during the nine months ended September 30, 2018 and 2017, respectively.

(2)

Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $92 and $262 for the quarters ended September 30, 2018 and 2017, respectively, and $435 and $821 for the nine months ended September 30, 2018 and 2017.

(3)	Includes business ceded to the Company’s Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Personal Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$27,830	64.0%	$26,530	59.9%	$68,796	53.6%	$72,923	52.3%
Effect of prior accident year	(3,766)	(8.7%)	17	0.0%	(5,350)	(4.2%)	(1,885)	(1.4%)
Non catastrophe property losses and ratio (2)	$24,064	55.3%	$26,547	59.9%	$63,446	49.4%	$71,038	50.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$15,594	35.9%	$11,424	25.8%	$27,701	21.6%	$35,048	25.1%
Effect of prior accident year	(372)	(0.9%)	(1,241)	(2.8%)	(1,540)	(1.2%)	(2,055)	(1.4%)
Catastrophe losses and ratio (2)	$15,222	35.0%	$10,183	23.0%	$26,161	20.4%	$32,993	23.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$43,424	99.9%	$37,954	85.7%	$96,497	75.2%	$107,971	77.4%
Effect of prior accident year	(4,138)	(9.6%)	(1,224)	(2.8%)	(6,890)	(5.4%)	(3,940)	(2.8%)
Total property losses and ratio (2)	$39,286	90.3%	$36,730	82.9%	$89,607	69.8%	$104,031	74.6%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$5,344	72.6%	$5,898	73.7%	$13,051	56.8%	$16,942	68.8%
Effect of prior accident year	(3,314)	(45.0%)	(94)	(1.2%)	(3,712)	(16.2%)	(563)	(2.3%)
Total Casualty losses and ratio (2)	$2,030	27.6%	$5,804	72.5%	$9,339	40.6%	$16,379	66.5%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$48,768	95.9%	$43,852	83.9%	$109,548	72.4%	$124,913	76.1%
Effect of prior accident year	(7,452)	(14.7%)	(1,318)	(2.5%)	(10,602)	(7.0%)	(4,503)	(2.7%)
Total net losses and loss adjustment expense and total loss ratio (2)	$41,316	81.2%	$42,534	81.4%	$98,946	65.4%	$120,410	73.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.5 million and $2.3 million for the quarters ended September 30, 2018 and 2017, respectively, and $1.5

GLOBAL INDEMNITY LIMITED

million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. In 2018, other income is primarily comprised of fee income.  In 2017, other income is primarily comprised of fee income, commission income and accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification was subjected to interest of 5% compounded semi-annually.  The reduction in other income is primarily due to the Company settling its final reserve calculation with American Bankers Group, Inc. with an effective date of December 31, 2017 resulting in no interest on the loss indemnification being accrued in 2018.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Property losses
Catastrophe	$15,594	$11,424	36.5%	$27,701	$35,048	(21.0%)
Non-catastrophe	27,830	26,530	4.9%	68,796	72,923	(5.7%)
Property losses	43,424	37,954	14.4%	96,497	107,971	(10.6%)
Casualty losses	5,344	5,898	(9.4%)	13,051	16,942	(23.0%)
Total accident year losses	$48,768	$43,852	11.2%	$109,548	$124,913	(12.3%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2018	2017	Change	2018	2017	Change
Current accident year loss ratio:
Property
Catastrophe	35.9%	25.8%	10.1	21.6%	25.1%	(3.5)
Non-catastrophe	64.0%	59.9%	4.1	53.6%	52.3%	1.3
Property loss ratio	99.9%	85.7%	14.2	75.2%	77.4%	(2.2)
Casualty loss ratio	72.6%	73.7%	(1.1)	56.8%	68.8%	(12.0)
Total accident year loss ratio	95.9%	83.9%	12.0	72.4%	76.1%	(3.7)

The current accident year catastrophe loss ratio increased by 10.1 points during the quarter ended September 30, 2018 as compared to the same period in 2017 primarily due to higher losses experienced from the California wildfire, Arizona monsoon, and Hurricane Florence.

The current accident year catastrophe loss ratio improved by 3.5 points during the nine months ended September 30, 2018 as compared to the same period in 2017.  The loss ratio improvement reflects a lower claims frequency for both the first accident quarter and second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 4.1 points and 1.3 points during the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017 reflecting a higher claims frequency and severity in the third accident quarter compared to last year.

The current accident year casualty loss ratio improved by 1.1 points and 12.0 points during the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017.  The decrease is driven by a lower claims frequency and severity compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes a decrease of $7.5 million, or 14.7 percentage points, and a decrease of $10.6 million, or 7.0 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2017 includes a decrease of $1.3 million, or 2.5 percentage points, and a decrease of $4.5 million, or 2.7 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Personal Lines improved 2.0 points from 43.4% for the quarter ended September 30, 2017 to 41.4% for the quarter ended September 30, 2018 primarily due to reduction in commission expense due to mix of business as well as a reduction in corporate overhead.

The expense ratio for the Company’s Personal Lines increased 1.0 points from 42.2% for the nine months ended September 30, 2017 to 43.2% for the nine months ended September 30, 2018.  The increase in the expense ratio is primarily due to a reduction in net earned premiums which is the result of additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017 as well as an increase in contingent commissions.  This increase was partially offset by a reduction in commission expense due to mix of business.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2018 (1)	2017 (1)	Change	2018 (1)	2017 (1)	Change
Gross premiums written	$9,357	$11,979	(21.9%)	$39,965	$45,372	(11.9%)

Net premiums written	$9,353	$11,967	(21.8%)	$39,959	$45,344	(11.9%)

Net premiums earned	$13,335	$11,573	15.2%	$35,148	$31,427	11.8%
Other income	(82)	40	(305.0%)	(179)	213	(184.0%)
Total revenues	13,253	11,613	14.1%	34,969	31,640	10.5%

Losses and expenses:
Net losses and loss adjustment expenses	7,278	20,766	(65.0%)	14,457	28,558	(49.4%)
Acquisition costs and other underwriting expenses	5,107	4,076	25.3%	12,961	10,331	25.5%
Underwriting income (loss)	$868	$(13,229)	(106.6%)	$7,551	$(7,249)	(204.2%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2018	2017	Change	2018	2017	Change
Underwriting Ratios:
Loss ratio:
Current accident year	79.6%	186.3%	(106.7)	63.4%	104.0%	(40.6)
Prior accident year	(25.0%)	(6.8%)	(18.2)	(22.3%)	(13.1%)	(9.2)
Calendar year loss ratio	54.6%	179.5%	(124.9)	41.1%	90.9%	(49.8)
Expense ratio	38.3%	35.2%	3.1	36.9%	32.9%	4.0
Combined ratio	92.9%	214.7%	(121.8)	78.0%	123.8%	(45.8)

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio.  The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Reinsurance Operations may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss ratio excluding the effect of prior accident year (1)	79.6%	186.3%	63.4%	104.0%
Effect of prior accident year	(25.0%)	(6.8%)	(22.3%)	(13.1%)
Loss ratio (2)	54.6%	179.5%	41.1%	90.9%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

The Company recognized a loss of $0.1 million and income of less than $0.1 million for the quarters ended September 30, 2018 and 2017, respectively, and a loss of $0.2 million and income of $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.  Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 106.7 points  and 40.6 points during the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017.  The decrease is driven by lower loss ratios in the property catastrophe contracts as the third quarter of 2017 was adversely impacted by Hurricanes Harvey, Irma and Maria.

The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes a decrease of $3.3 million, or 25.0 percentage points, and a decrease of $7.8 million or 22.3 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2017 includes a decrease of $0.8 million, or 6.8 percentage points, and a decrease of $4.1 million, or 13.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 3.1 points from 35.2% for the quarter ended September 30, 2017 to 38.3% for the quarter ended September 30, 2018.  The expense ratio for the Company’s Reinsurance Operations increased by 4.0 points from 32.9% for the nine months ended September 30, 2017 to 36.9% for the nine months ended September 30, 2018. This was primarily due to the expense ratio for 2017 being lower than it otherwise would have been due to receiving a federal excise tax refund related to prior years of $0.7 million and $1.1 million during the quarter and nine months ended September 30, 2017, respectively.

GLOBAL INDEMNITY LIMITED

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

The Insurance Obligations Portfolio has a market value of $780.0 million and the fixed income securities excluding cash have a credit quality of AA- and duration of 3.1 years. The Surplus Portfolio has a market value of $752.3 million and the fixed income securities within have a credit quality of A- and duration of 3.4 years.

The Insurance Obligations Portfolio returned (0.1%) for the nine months ended September 30, 2018 with net investment income of $15.4 million, offset by realized losses of $0.4 million and unrealized losses of $15.6 million. The Surplus Portfolio returned 1.8% for the nine months ended September 30, 2018 with net investment income of $18.7 million, realized gains of $1.2 million offset by unrealized losses of $10.2 million.

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2018	2017	Change	2018	2017	Change
Gross investment income (1)	$12,442	$10,807	15.1%	$36,254	$29,816	21.6%
Investment expenses	(692)	(673)	2.8%	(2,146)	(2,198)	(2.4%)
Net investment income	$11,750	$10,134	15.9%	$34,108	$27,618	23.5%

(1)	Excludes realized gains and losses

Gross investment income increased by 15.1% and 21.6% for the quarter and nine months ended September 30, 2018, respectively, as compared to the same period in 2017.  The increase was primarily due to an increase in yield within the fixed maturities portfolio due to extending duration in 2017 and increased returns from alternative investments.

Investment expenses increased by 2.8% for the quarter ended September 30, 2018 and decreased 2.4% for the nine months ended September 30, 2018, respectively, as compared to the same period in 2017.  The increase for the quarter ended was primarily due to increased service fees related to the Company’s equity portfolio during 2018.  The decrease for the nine months ended was primarily due to reduced fees related to the custody of the Company’s investment portfolio during 2018.

At September 30, 2018, the Company held agency mortgage-backed securities with a market value of $35.3 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.2 years as of September 30, 2018 and September 30, 2017.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.1 years as of September 30, 2018 and September 30, 2017.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At September 30, 2018, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.0% compared with 2.7% at September 30, 2017.  The embedded book yield on the $99.6 million of municipal bonds in the Company’s portfolio, which includes $98.9 million of taxable municipal bonds, was 3.2% at September 30, 2018, compared to an embedded book yield of 3.1% on the Company’s municipal bond portfolio of $117.2 million at September 30, 2017.

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2018 and 2017 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Common stock	$4,843	$289	$2,534	$2,079
Fixed maturities	(811)	134	(1,265)	795
Interest rate swap	1,311	(366)	6,959	(2,016)
Other than temporary impairment losses	(24)	(1,020)	(395)	(1,708)
Net realized investment gains (losses)	$5,319	$(963)	$7,833	$(850)

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2018 and 2017.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $3.5 million and $4.6 million during the quarters ended September 30, 2018 and 2017, respectively, and $23.7 million and $11.0 million during the nine months ended September 30, 2018 and 2017, respectively.  The decrease in corporate expenses for the quarter ended September 30, 2018 is primarily due to 2017 including $1.1 million in professional fees related to the share redemption.  The increase in corporate expenses for the nine months ended September 30, 2018 is primarily due to incurring an advisory fee related to the co-obligor transaction of $12.5 million.  Of the $12.5 million advisory fee, $6.25 million was incurred in the first quarter of 2018 and an additional $6.25 million was incurred in the second quarter of 2018.  For additional information on the co-obligor transaction, see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

Interest Expense

Interest expense increased 1.8% during the quarter ended September 30, 2018 as compared to the same period in 2017.  This increase is primarily due to higher interest rates on the Margin Borrowing Facility.

Interest expense increased 22.0% during the nine months ended September 30, 2018 as compared to the same period in 2017.  This increase is primarily due to the Company’s $130 million debt offering in March, 2017.

Income Tax Benefit

The income tax benefit was $3.3 million for the quarter ended September 30, 2018 compared with income tax benefit of $7.9 million for the quarter ended September 30, 2017.  The decrease in the income tax benefit for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 is due to less pretax losses in the U.S. and the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 per the passage of the TCJA .

The income tax benefit was $5.9 million for the nine months ended September 30, 2018 compared with income tax benefit of $13.2 million for the nine months ended September 30, 2017.  The decrease in the income tax benefit for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is due to the change in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018 upon the passage of the TCJA.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $3.7 million and a net loss of $8.9 million for the quarters ended September 30, 2018 and 2017, respectively, and net income of $16.6 million and $13.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company also had future funding commitments of $39.9 million related to investments.  The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.  Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2017 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2017 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies.  The U.S. Insurance Companies did not declare or pay any dividends during the quarter or nine months ended September 30, 2018.

For 2018, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2017 Annual Report on Form 10-K. During the quarter ended September 30, 2018, Global Indemnity Reinsurance’s Board authorized, but did not declare, a dividend in the aggregate amount of up to $50 million which may be declared and paid on or before June 30, 2019 to its parent company, Global Indemnity Limited.  Global Indemnity Reinsurance did not declare or pay any dividends during the quarter ended September 30, 2018 but it did receive a dividend payment from its wholly owned subsidiary, GBLI Barbados, Ltd in the amount of $17.9 million.  During the nine months ended September 30, 2018, Global Indemnity Reinsurance paid a $20.0 million dividend, which was previously declared in 2017, to its parent company, Global Indemnity Limited.

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

GLOBAL INDEMNITY LIMITED

•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities was $45.9 million and ($11.2) million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in operating cash flows of approximately $57.1 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
Net premiums collected	$361,383	$323,239	$38,144
Net losses paid	(212,957)	(202,564)	(10,393)
Underwriting and corporate expenses	(176,259)	(150,012)	(26,247)
Recovery on loss indemnification (1)	45,045	-	45,045
Net investment income	43,922	27,995	15,927
Net federal income taxes paid	(752)	(104)	(648)
Interest paid	(14,511)	(9,738)	(4,773)

Net cash provided by (used for) operating activities (1)	$45,871	$(11,184)	$57,055

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

Liquidity

The Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, and September 27, 2018.  Dividends of $3.5 million were paid on March 29, 2018, June 29, 2018, and October 1, 2018.

On March 8, 2018, the Company settled its final reserve calculation which resulted in the recovery of $41.5 million in accordance with the Stock Purchase Agreement between Global Indemnity Group, Inc. and American Bankers Insurance Group, Inc. for the purchase of American Reliable.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the nine months ended September 30, 2018.  Please see Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s liquidity.

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

GLOBAL INDEMNITY LIMITED

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

Other than the items discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the nine months ended September 30, 2018.  Please see Item 7 of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements within the meaning of Section 21E of the Security Exchange Act of 1934, as amended, that reflect the Company’s current views with respect to future events and financial performance.  Forward-looking statements are statements that are not historical facts.  These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "project," "plan," "seek," "intend," or "anticipate" or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

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

For the quarter ending September 30, 2018, global equities rose for the second straight quarter. Global markets stabilized in the wake of robust US economic data, while political uncertainty and trade concerns weighed on some regions. US-China trade relations remained volatile: US tariffs on approximately US$200 billion of Chinese imports took effect in September, and China promptly retaliated with tariffs on about US$60 billion of US exports. Emerging markets volatility spiked after Turkey’s financial crisis rattled global markets, but receded at the end of the quarter. Oil approached a four-year high amidst global supply uncertainties and strong global growth. On the monetary front, the US Federal Reserve (Fed), the Bank of England, and the Bank of Canada raised interest rates. The European Central Bank (ECB) remained dovish, leaving rates unchanged and reiterating its pledge to keep them low at least until the summer of 2019. Within the S&P 500 Index, all 11 sectors posted positive results for the quarter. Health care stocks performed best, climbing for the second consecutive quarter, led by strength in pharmaceuticals and health care providers and services. Information technology continued to drive the market higher, led by technology hardware, storage and peripherals.

Global fixed income markets posted negative returns in USD terms during the third quarter, while the US fixed income market returns were flat. Global monetary policy turned more hawkish in aggregate during the period. The Fed upgraded its projection for US growth, raised its target interest rate by 25 bps, and forecast four additional rate hikes through the end of next year. The Bank of England and Bank of Canada each hiked rates by 25 bps. Sovereign yields rose across the long end of most developed markets’ yield curves, as trade war concerns lifted inflation expectations. Greater confidence for continued monetary tightening pushed up short-term yields in the US and Canada.

GLOBAL INDEMNITY LIMITED

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 3.1 years. The Insurance Obligations Portfolio has a credit quality of AA- and duration of 3.0 years. The portion of the Surplus Portfolio comprised of cash and fixed income securities has a credit quality of A- and duration of 3.4 years.  Portfolio purchases were focused within investment grade credit and asset backed securities (“ABS”). These purchases were funded primarily through sales of ABS and investment grade credit, as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to investment grade credit increased, while allocations to securitized sectors and cash and equivalents decreased.

There have been no other material changes to the Company’s market risk since December 31, 2017.  Please see Item 7A of Part II in the Company’s 2017 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were no shares surrendered by the Company’s employees during the quarter ended September 30, 2018.  All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

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

101.1+

The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2018 and 2017;  (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018  and the year ended December 31, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

November 9, 2018	By:	/s/ Thomas M. McGeehan
Date: November 9, 2018		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)