Form 10-K
period 2018-12-31
Global Indemnity Ltd
filed 2019-03-14
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

001-34809

Commission File Number

GLOBAL INDEMNITY LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1304287 (I.R.S. Employer Identification No.)

27 HOSPITAL ROAD

GEORGE TOWN, GRAND CAYMAN

KY1-9008

CAYMAN ISLANDS

(Address of principal executive office including zip code)

Registrant's telephone number, including area code:  (345) 949-0100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
A Ordinary shares, $0.0001 Par Value	The Nasdaq Global Select Market
7.75% Subordinated Notes due 2045	The Nasdaq Global Select Market
7.875% Subordinated Notes due 2047	The Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]; Accelerated filer [X]; Non-accelerated filer [ ]; Smaller reporting company [ ]; Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [  ] NO [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $331,987,829.  There are no B ordinary shares held by non-affiliates of the registrant.

As of March 1, 2019, the registrant had outstanding 10,070,518 A ordinary shares and 4,133,366 B ordinary shares.

,

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Some of the information contained in this Item 1 or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of Item 7 of Part II and “Risk Factors” in Item 1A of Part I for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

References to the Company refer to Global Indemnity Limited and its subsidiaries or, prior to November 7, 2016, to Global Indemnity plc and its subsidiaries.

History

Global Indemnity Limited (“Global Indemnity”) is a holding company formed on February 9, 2016 under the laws of the Cayman Islands. On November 7, 2016, Global Indemnity Limited replaced Global Indemnity plc, an Irish company, as the ultimate parent company pursuant to a scheme of arrangement whereby all of Global Indemnity plc’s A ordinary shares were cancelled and replaced with one A ordinary share of Global Indemnity Limited on a one for one basis and each B ordinary share of Global Indemnity plc was cancelled and replaced with one B ordinary share of Global Indemnity Limited on a one for one basis. Global Indemnity’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the trading symbol “GBLI.”  Please see Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the cancellation of Global Indemnity plc ordinary shares and the replacement of these shares with ordinary shares of Global Indemnity Limited.

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

Business Segments

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net premiums written, income and total assets of each operating segment for the years ended December 31, 2018, 2017 and 2016.  For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment.  As a result, the composition of the Company’s reportable segments changed slightly.  Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment.  In addition, one of the small commercial programs written by American Reliable Insurance Company “American Reliable,” which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment.  Accordingly, the segment results for 2016 have been revised to reflect these changes.

Commercial Lines

The Company’s Commercial Lines distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace.  The excess and surplus lines market differs significantly from the standard property and casualty insurance market.  For additional information on the standard property and casualty insurance market, see “Personal Lines” below.

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

In 2018, gross premiums written for the Commercial Lines were $249.9 million compared to $212.7 million for 2017.  For 2018, surplus lines business accounts for approximately 87.2% of the business written while specialty admitted business accounts for the remaining 12.8%.

Personal Lines

The Company’s Personal Lines distribute property and casualty insurance products and operate primarily in the admitted markets.  In this standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures.  In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued.  As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength.

The Company’s Personal Lines writes specialty products such as agriculture, mobile homes, manufactured homes, homeowners, collectibles, and watercraft via American Reliable.  These products are distributed through retail agents, wholesale general agents, and brokers.  The insurance products are either underwritten via specific binding authority or by internal personnel.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2018 and 2017, gross premiums written for the Personal Lines were $249.9 million and $249.8 million, respectively, and includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($2.1) million and ($1.3) million, respectively.

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

The availability of capacity in the market has continued to put pressure on pricing levels and new opportunities.  Global Indemnity Reinsurance is focused on using its capital capacity to write catastrophe-oriented placements and other niche or specialty-focused excess of loss contracts meeting the Company’s risk tolerance and return thresholds.

In 2018, gross premiums written from third parties were $48.0 million compared to $53.9 million for 2017.

Products and Product Development

The Company’s U.S. Insurance Operations distribute property and casualty insurance products.  Its Personal Lines operate primarily in the admitted marketplace; whereas, its Commercial Lines operate predominantly in the excess and surplus lines marketplace.  To manage its operations, the Company seeks to differentiate its products by product classification.  See “Commercial Lines” and “Personal Lines” above for a description of these product classifications.  The U.S. Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and/or an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides the Company with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

The Company’s Reinsurance Operations offer third party treaty reinsurance for specialty property and casualty insurance and reinsurance companies as well as professional liability products to companies. Prior to January 1, 2018, the Company’s Reinsurance Operations also provided reinsurance to its Insurance Operations in the form of quota share arrangements.  As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”), effective January 1, 2018, premiums being ceded under the quota share arrangement could have potentially been subject to a 10% base erosion minimum tax (“BEAT”).  As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies terminated the quota share arrangement effective January 1, 2018.

Geographic Concentration

The following table sets forth the geographic distribution of gross premiums written for the periods indicated:

	For the Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$58,744	10.8%	$58,669	11.4%	$62,010	11.0%
Texas	49,544	9.1	44,420	8.6	48,183	8.5
Florida	42,116	7.7	36,922	7.1	36,683	6.5
New York	28,718	5.2	24,317	4.7	26,040	4.6
Louisiana	21,610	3.9	25,121	4.9	28,437	5.0
Arizona	20,973	3.8	20,593	4.0	19,883	3.5
North Carolina	19,021	3.5	18,476	3.6	21,613	3.8
Massachusetts	15,968	2.9	14,909	2.9	14,352	2.5
Georgia	15,017	2.7	12,669	2.5	13,605	2.4
New Jersey	13,931	2.5	12,541	2.4	14,797	2.6
Subtotal	285,642	52.1	268,637	52.1	285,603	50.4
All other states	214,212	39.1	193,810	37.5	220,405	39.0
Reinsurance Operations	48,043	8.8	53,887	10.4	59,837	10.6
Total	$547,897	100.0%	$516,334	100.0%	$565,845	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network – binding authority, program, brokerage, direct, and reinsurance.  For its binding authority and program product classifications, the Company distributes its insurance products primarily through a group of wholesale general agents and program administrators that have specific quoting and binding authority.  For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  For its reinsurance business, the Company distributes its products through brokers and on a direct basis.

The Company’s Commercial Lines distributes its insurance products primarily through a group of approximately 130 wholesale general agents and program administrators.  Of the Commercial Lines’ non-affiliated professional wholesale general agents and program administrators, the top five accounted for 30.7% of the Commercial Lines’ gross premiums written for the year ended December 31, 2018.  One agency represented 10.0% of the Commercial Lines’ gross premiums written.

The Company’s Personal Lines distributes specialty personal and agricultural insurance products through a group of approximately 275 agents, primarily comprised of wholesale general agents.  It also distributes its specialty personal insurance products on a retail basis in New Mexico and Arizona.  Of the Personal Lines’ non-affiliated professional wholesale general agents and retail agents, the top five accounted for 25.3% of the Personal Lines’ gross premiums written for the year ended December 31, 2018.  No one agency represented more than 10% of the Personal Lines’ gross premiums written.

There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2018.

Global Indemnity Reinsurance assumed premiums on three treaties from two cedants which accounted for 89% of the Reinsurance Operations’ 2018 gross premiums written.  There is no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2018.

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

Specific Binding Authority – Several of the Company’s wholesale general agents, retail agents, and program administrators for both Commercial Lines and Personal Lines have specific quoting and binding authority with respect to the lines they write and some have limited quoting and binding authority with respect to multiple products.

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

Brokerage –The wholesale insurance brokers are within the Company’s Commercial Lines and are subject to the same guidelines and monitoring as discussed above.  The majority of the Company’s wholesale insurance brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.  There is only one wholesale insurance broker with specific binding authority.

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

Reinsurance – The Company’s direct subsidiary, Global Indemnity Reinsurance, primarily offers retrocessional coverage to Bermuda based reinsurance companies.  The business currently assumed is primarily quota share treaties on property catastrophe and marine.  The Company also writes a small amount of professional lines excess liability business.  Prior to entering into any agreement, the Company evaluates a number of factors for each cedant including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience.  The Company also models proposed treaties for both the catastrophe exposure and the marginal impact on the Company’s existing catastrophe portfolio.

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

The Company’s Insurance Operations’ material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events.  To protect against these exposures, the Company purchases a property catastrophe treaty.  Effective June 1, 2018, the Company purchased two layers of occurrence coverage for losses of $250 million in excess of $50 million. The first layer provides coverage of $50 million in excess of $50 million and is unable to be reinstated. The second layer provides coverage of $200 million in excess of $100 million and includes one 100% paid reinstatement. The second layer also includes a cascading feature. Any erosion of the first layer lowers the attachment point of the second layer by the same amount. Should the second layer of limit be exhausted and reinstated, the attachment point would be in excess of $50 million.

This replaced the treaty which expired on May 31, 2018 and provided occurrence coverage for losses of $260 million in excess of $40 million.  The expiring treaty was made up of two layers: $60 million in excess of $40 million, and $200 million in excess of $100 million. The expiring treaty provided for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated.

Location-Specific Quota Share – Effective May 1, 2016, the Company entered into an agreement, which is still in effect, to cede 50% of the net underwriting results for certain Personal Lines products in certain states, subject to an occurrence limit of $50 million for property coverages and $1.5 million for casualty coverages.

Catastrophe Quota Share – Effective June 1, 2018, the company renewed its agreement to cede 50% of its catastrophe losses which are above $3 million. Both the occurrence and aggregate limits of the treaty were adjusted at this renewal.  The occurrence limit of the treaty was increased from $40 million to $50 million and the aggregate limit was increased from $120 million to $150 million.

Property Per Risk Excess of Loss - Effective January 1, 2019, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage in two sections: $4 million per risk in excess of $1 million per risk for all business except the Property Brokerage unit, and $8 million per risk in excess of $2 million per risk for Property Brokerage business, of which the Company participated on 25% of the placement.  This treaty also provides coverage of $20 million per risk in excess of $10 million per risk and $20 million per risk in excess of $30 million per risk for Property Brokerage business. This replaced the treaty which expired on December 31, 2018 and provided similar coverage.

Casualty Excess of Loss – Effective January 1, 2018, the Company entered into a casualty excess of loss treaty which, is still in effect, that provides coverage of $10 million per occurrence in excess of $2 million per occurrence for all casualty lines of business.  The treaty is subject to an aggregate limit of $20 million.

100% Ceded Quota Share to American Bankers, former parent of American Reliable – Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable.  These treaties are still in effect at December 31, 2018.  American Reliable recorded ceded written premiums of ($2.1) million and ($1.3) million, and ceded earned premiums of $7.3 million and $13.5 million to American Bankers Insurance Company for the years ended December 31, 2018 and 2017, respectively.

100% Assumed Quota Share from American Bankers, former parent of American Reliable – Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable.  These treaties are still in effect at December 31, 2018.  American Reliable recorded assumed written premiums of $4.7 million and $28.5 million, and assumed earned premiums of $16.7 million and $33.9 million from insurance companies owned by Assurant, Inc. for the years ended December 31, 2018 and 2017, respectively.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.  There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2018.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2018.  Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2018.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$52.4	42.5%	$27.7	36.8%
General Reinsurance Corp.	A++	13.0	10.6	8.1	10.7
Westport Insurance Corporation	A+	6.1	5.0	—	—
Transatlantic Reinsurance	A+	5.5	4.5	1.1	1.4
Scor Reinsurance Company	A+	3.5	2.8	3.0	4.0
Allianz Risk Transfer	A+	3.3	2.7	5.7	7.6
Hannover Rueckversicherungs AG	A+	3.1	2.5	2.4	3.2
Scor Switzerland AG	A+	2.6	2.1	—	—
American Bankers Insurance Company	A	2.5	2.0	(2.1)	(2.8)
Swiss Reinsurance America Corp.	A+	2.5	2.0	2.3	3.1
Subtotal		$94.5	76.7%	$48.2	64.0%
All other reinsurers		28.7	23.3	27.1	36.0
Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		$123.2	100.0%	$75.3	100.0%
Purchase accounting adjustments and allowance for uncollectible reinsurance		(8.8)
Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		114.4
Collateral held in trust from reinsurers		(11.3)
Net receivables		$103.1

At December 31, 2018, the Company carried reinsurance receivables, net of collateral held in trust, of $103.1 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $0.8 million at December 31, 2018. The allowance for uncollectible reinsurance receivables was $8.0 million at December 31, 2018.

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

To handle claims, the Company’s Insurance Operations utilizes its own in-house claims department as well as third-party claims administrators ("TPAs") and assuming reinsurers, to whom it delegates limited claims handling authority.  The Insurance Operations’ experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty and automobile claims, latent exposure claims, property claims, TPA oversight, and a wholly owned subsidiary that administers construction defect claims.  The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2018, the Company had $156.6 million of direct outstanding losses and loss adjustment expense case reserves at its Insurance Operations.  Claims relating to approximately 91% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 1% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis.  The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year.  Approximately 8% of its reserves are handled by the Company’s assuming reinsurers.  The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Applicable insurance laws require the Company to maintain reserves to cover its estimated ultimate losses under insurance policies and reinsurance treaties that it writes and for loss adjustment expenses relating to the investigation and settlement of claims.

The Company establishes losses and loss adjustment expense reserves for individual claims by evaluating reported claims on the basis of:

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

The losses and loss adjustment expense reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends.  However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

See the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

Asbestos and Environmental (“A&E”) Exposure

The Company’s environmental exposure arises from the sale of general liability and commercial multi-peril insurance.  Currently, the Company’s policies continue to exclude classic environmental contamination claims.  However, in some states, the Company is required, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual's exposure to a release of chemicals.  The Company has also issued policies that were intended to provide limited pollution and environmental coverage.  These policies were specific to certain types of products underwritten by the Company.  The Company has also received a number of asbestos-related claims, the majority of which are declined based on well-established exclusions.  In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations.  Estimates of these liabilities are reviewed and updated continually.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP.  As of December 31, 2018, the Company had $15.8 million of net loss reserves for asbestos-related claims and $13.7 million for environmental claims.  The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses.  See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors.  The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee.  The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded and private equity investments.  With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security.  The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The maximum allowable investment in equity securities under the Company’s current investment policy is 30% of the Company’s GAAP equity, or $188.7 million at December 31, 2018.  As of December 31, 2018, the Company had $1,510.2 million of investments and cash and cash equivalent assets, including $124.7 million of equity investments and $50.8 million of limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments.  These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds and loans, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2018, 2017, and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$99,497	6.6%	$74,414	4.8%	$75,110	5.0%
U.S. treasury and agency obligations	78,855	5.2	104,680	6.8	72,047	4.8
Obligations of states and political subdivisions	95,613	6.3	95,114	6.2	156,446	10.4
Mortgage-backed securities (1)	117,854	7.8	149,350	9.7	88,468	5.9
Asset-backed securities	183,754	12.2	203,701	13.3	233,991	15.6
Commercial mortgage-backed securities	202,722	13.4	139,795	9.1	183,192	12.2
Corporate bonds and loans	440,855	29.2	425,410	27.8	380,027	25.3
Foreign corporate bonds	115,502	7.6	123,387	8.0	125,860	8.4
Total fixed maturities	1,235,155	81.7	1,241,437	80.9	1,240,031	82.6
Common stock	124,747	8.3	140,229	9.2	120,557	8.0
Other invested assets	50,753	3.4	77,820	5.1	66,121	4.4
Total investments and cash and cash equivalents (2)	$1,510,152	100.0%	$1,533,900	100.0%	$1,501,819	100.0%

(1)	Includes collateralized mortgage obligations of $96,897, $68,183, and $28,608 for 2018, 2017, and 2016, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of $15, $1,543, and ($3,717) for 2018, 2017, and 2016, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time.  The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.  As of December 31, 2018, the Company’s fixed maturities have a duration of 3.1 years.  Duration excluding the mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 4.8 years and a weighted average duration, excluding mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations and including cash and short-term investments, of 2.6 years.  The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2018 of $22.7 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Average fixed maturities at book value	$1,250,487	$1,242,242	$1,274,836
Gross income on fixed maturities (1)	$37,085	$33,020	$30,337
Book yield	2.97%	2.66%	2.38%
Fixed maturities at book value	$1,257,830	$1,243,144	$1,241,339
Unrealized gain (loss)	$(22,675)	$(1,707)	$(1,308)

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities.  Of the $117.9 million of mortgage-backed securities, $21.0 million is invested in

U.S. agency paper and $96.9 million is invested in collateralized mortgage obligations, of which $96.3 million, or 99.4%, are rated AA+ or better.  In addition, the Company holds $183.8 million in asset-backed securities, of which 82.7% are rated AA- or better and $202.7 million in commercial mortgaged-backed securities, of which 98.4% are rated A- or better.  The weighted average credit enhancement for the Company’s asset-backed securities is 23.0.  The Company also faces liquidity risk.  Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace.  The Company attempts to diversify its investment holdings to minimize this risk.  The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio.  The Company also faces credit risk.  95.5% of the Company’s fixed income securities are investment grade securities.  18.3% of the Company’s fixed maturities are rated AAA.  See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$225,753	18.3%	$213,943	17.2%
AA	378,163	30.6	403,723	32.5
A	231,939	18.8	229,381	18.5
BBB	343,611	27.8	350,849	28.3
BB	39,257	3.2	24,363	2.0
B	8,530	0.7	10,730	0.9
CCC	291	0.0	383	—
CC	104	0.0	138	—
C	17	0.0	—	—
Not rated	7,490	0.6	7,927	0.6
Total fixed maturities	$1,235,155	100.0%	$1,241,437	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$89,071	7.2%	$70,165	5.6%
Due in one year through five years	412,006	33.4	434,078	35.0
Due in five years through ten years	221,311	17.9	236,552	19.0
Due in ten years through fifteen years	4,855	0.4	2,205	0.2
Due after fifteen years	3,582	0.3	5,591	0.5
Securities with fixed maturities	730,825	59.2	748,591	60.3
Mortgaged-backed securities	117,854	9.5	149,350	12.0
Commercial mortgage-backed securities	202,722	16.4	139,795	11.3
Asset-backed securities	183,754	14.9	203,701	16.4
Total fixed maturities	$1,235,155	100.0%	$1,241,437	100.0%

The expected weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 2.8 years.

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

As of December 31, 2018, the Company had aggregate equity securities of $124.7 million that consisted entirely of common stocks.

The Company’s investments in other invested assets is comprised of a limited liability partnership investment where the partnership invests in distressed securities and assets, which was valued at $17.9 million at December 31, 2018, a limited liability partnership investment that invests in real estate, which was valued at zero at December 31, 2018, and a limited liability partnership investment that invests in stressed and distressed debt instruments, which was valued at $32.9 million at December 31, 2018.  There is no readily available independent market price for these limited liability partnership investments.  The Company does not have access to daily valuations; therefore, the estimated fair value of these limited partnerships is based on the net asset value as a practical expedient for each limited partnership.  The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment losses, including other than temporary impairments, for the year ended December 31, 2018 were $16.9 million compared with gains of $1.6 million and $21.7 million for the years ended December 31, 2017 and 2016, respectively.

Competition

The Company competes with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms.  In particular, the Company competes against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

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

Employees

At December 31, 2018, the Company had approximately 410 employees.  None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2018.

Ratings

A.M. Best ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) with some companies not being rated.  The Company’s Insurance Operations, which consist of its United States based insurance companies and Global Indemnity Reinsurance, are currently rated "A" (Excellent) by A.M. Best, the third highest of sixteen rating categories.

Publications of A.M. Best indicate that "A" (Excellent) ratings are assigned to those companies that, in A.M. Best's opinion, have an excellent ability to meet their ongoing obligations to policyholders.  In evaluating a company's financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management.  These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.

Regulation

General

The insurance industry is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  As a holding company, Global Indemnity is not subject to any insurance regulation in the Cayman Islands.  However, Global Indemnity is subject to various Cayman Island laws and regulations, including, but not limited to, laws and regulations governing interested directors, mergers and acquisitions, shareholder lawsuits and indemnification of directors.

U.S. Regulation

At December 31, 2018, the Company had six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

As the indirect parent of these U.S. insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Virginia, and Arizona.  These laws generally require each of the U.S. insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system.  Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.  Material transactions include sales, loans, contributions, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances.  State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time.  The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments.  State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time.  These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.  In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted.  The insurance departments for the states of Indiana, Virginia, and Pennsylvania completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries, excluding American Reliable, for the period ended December 31, 2012.  Their final reports were issued in 2014, and there were no materially adverse findings.  The insurance department for the state of Arizona completed its most recent financial examination of American Reliable for the period ending December 31, 2013.  Their final report was issued in 2015, and there were no materially adverse findings. The insurance departments for the states of Arizona, Indiana, Pennsylvania, and Virginia are currently conducting routine examinations for the period ended December 31, 2017.  The Company expects the final reports to be issued in 2019.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled.  Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant's Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors, executive officers, and employees of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer.  Because a person acquiring 10% or more of the Company’s ordinary shares would indirectly control the same percentage of the stock of the U.S. insurance companies, the insurance change of control laws of Pennsylvania, Indiana, Virginia and Arizona would likely apply to such a transaction.  While the Company’s articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that any shareholder did not control the applicable insurance company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Global Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Global Indemnity might consider desirable.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies "usual values" for each ratio.  Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners that require the insurer to describe certain aspects of a business that are causing such departures.  The Company’s U.S. insurance subsidiaries do have departures from usual values for certain IRIS ratios predominantly driven by changes to its affiliated reinsurance structure, affiliated capital contributions/dividends, and catastrophe losses in 2017 and 2018.  Although the Company’s U.S. insurance subsidiaries have departures from usual values of certain IRIS ratios, the Company believes that its U.S. insurance subsidiaries have adequate capital and liquidity to meet its operational needs.

The Company’s U.S. insurance subsidiaries departures from usual values of certain IRIS ratios are as follows:

•

Change in net written premiums for United National Insurance Company, Diamond State Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company were outside of IRIS range due to termination of its affiliated quota share reinsurance treaty with Global Indemnity Reinsurance.

•

Two-year operating ratio for Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Reliable Insurance Company were outside of

IRIS range due to catastrophe losses in 2017 and 2018 and termination of its affiliated quota share reinsurance treaty with Global Indemnity Reinsurance.
•

Investment yields were lower than the IRIS range for Penn-America Insurance Company.  A high percentage of its invested assets are wholly-owned subsidiaries, Penn-Star Insurance Company and Penn-Patriot Insurance Company, which did not distribute dividends in 2018.

•

Gross Change in Surplus for United National Insurance Company, Diamond State Insurance Company and American Reliable Insurance Company was outside of the IRIS range due to dividends and capital contributions to affiliates, catastrophe losses in 2018 and termination of its affiliated quota share reinsurance treaty with Global Indemnity Reinsurance.

•

Change in Adjusted Surplus ratios for United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Reliable Insurance Company was outside of the IRIS range due to dividends and capital contributions to affiliates, catastrophe losses in 2018 and termination of its affiliated quota share reinsurance treaty with Global Indemnity Reinsurance.

•

Adjusted liabilities to liquid assets ratio for United National Insurance Company, Penn-America Insurance Company and American Reliable Insurance Company was outside of the IRIS range mainly due to intercompany payables to parents and affiliates that were settled in the 1st quarter of 2019.

•	Estimated current reserve deficiency was outside of the range for Penn-America Insurance Company and Penn-Patriot Insurance Company due to changes in the intercompany pooling agreement.

Risk-Based Capital Regulations

The state insurance departments of Pennsylvania, Indiana, Virginia and Arizona require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items.  The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.  The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers.  State insurance laws impose broad confidentiality requirements on those engaged in insurance (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data.  The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels.

Based on the standards currently adopted, the U.S. insurance companies reported in their 2018 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements.  The cancellation of the quota share arrangement between Global Indemnity Reinsurance and the U.S. Insurance Companies increased the capital requirements of its U.S. Insurance Companies.  The Company will continue to manage capital levels in its U.S. Insurance Companies to ensure its capital and surplus will remain above the prescribed risk-based capital requirements.  See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

Statutory Accounting Principles (“SAP”)

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies.  SAP is primarily concerned with measuring an insurer's surplus.  Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance laws, regulatory provisions, and practices prescribed or permitted by each insurer's domiciliary state.

GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as income and cash flows.  As a direct result, different line item groupings of assets and liabilities and different amounts of assets and liabilities are reflected in financial statements prepared in accordance with GAAP than financial statements prepared in accordance with SAP.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2018 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2019.

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

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States.  With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the National Association of Insurance Commissioners (“NAIC”).  Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.”  The Company continues to monitor the Dodd-Frank Act or any changes thereto that may impact operations.

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

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Global Indemnity Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from its third party U.S. ceding companies as well as for the reinsurance liabilities that it assumed from the Company’s Insurance Operations prior to the January 1, 2018 termination of the quota share agreement.  The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers.  Under applicable United States "credit for reinsurance" statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company.  If "credit for reinsurance" laws or regulations are made more stringent in Pennsylvania, Indiana, Virginia and Arizona or other applicable states or any of the U.S. insurance companies re-domesticate to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, the Company may be unable to realize some of the benefits expected from its business plan.  Accordingly, Global Indemnity Reinsurance could be adversely affected.

Global Indemnity Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Global Indemnity Reinsurance's transactions.

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the "Insurance Act"), regulates the insurance business of Global Indemnity Reinsurance and provides that no person may carry on any such business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act.  Global Indemnity Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda.  A corporate body is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net premiums written or 50% or more of the losses and loss expense provisions represent unrelated business, or its total net premiums written from unrelated business are $50.0 million or more.  The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.  An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

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

Certain significant aspects of the Bermuda insurance regulatory framework are set forth as follows:

Cancellation of Insurer's Registration

An insurer's registration may be canceled by the BMA on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

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

It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.

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

Furthermore, where a notification has been made to the BMA regarding a material change to an insurer's business or structure (including a merger or amalgamation), the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect to those statements.

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

For financial years after January 1, 2016, commercial insurers are also required to prepare a Financial Condition Report providing details of, among other things, measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer.

Enhanced Capital Requirement (“ECR”) and Minimum Solvency Margin (“MSM”)

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 3B insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model which the BMA has approved for use for this purpose.  For 2018, Global Indemnity Reinsurance used the BMA’s model to calculate its capital and solvency requirements.

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

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, Global Indemnity Reinsurance must also ensure at all times that its ECR is at least equal to the MSM for a Class 3B insurer in respect of its general business, which is the greater of:

(i)	$1.0 million;
(ii)	50% of net premiums written;
(iii)	15% of net losses and loss adjustment expense reserves and other general business insurance reserves.
(iv)	25% of the insurer’s enhanced capital requirement.

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

The Rules introduced a regime that requires Class 3B insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self-Assessment (“CISSA”).  The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process.  The Rules also introduced a Catastrophe Risk Return, which must be filed with the BMA, which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

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

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda.  As an "exempted" company, Global Indemnity Reinsurance may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which it is not licensed in Bermuda.

Taxation of Global Indemnity and Subsidiaries

Cayman Islands

The Cayman Islands currently have no form of income, corporate or capital gains tax and no estate duty, inheritance tax or gift tax.

Global Indemnity is an exempted company incorporated with limited liability under the laws of the Cayman Islands. Global Indemnity has received an undertaking from the Governor in Cabinet of the Cayman Islands to the effect that, for a period of twenty years from the date of the undertaking, which was February 9, 2016, no law that thereafter is enacted in the Cayman Islands imposing any tax or duty to be levied on profits, income or on gains or appreciation, or any tax in the nature of estate duty or inheritance tax, will apply to any property comprised in or any income arising in respect of Global Indemnity, or to the shareholders thereof, in respect of any such property or income.

Ireland

Global Indemnity Services Ltd., a direct wholly-owned subsidiary, is a company limited by shares incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Irish corporate income tax laws.  Global Indemnity Services Ltd. has only trading income and is subject to corporate income tax of 12.5%.  Ireland has a corporate income tax of 12.5% on any trading income and 25.0% on any non-trading income, including interest and dividends from foreign companies.

U.A.I. (Ireland) Unlimited, U.A.I. (Ireland) II Unlimited Company, GBLI (Ireland) Limited, and Global Indemnity Group Limited, all indirect wholly-owned subsidiaries, are companies incorporated under the laws of Ireland.  Each company is a resident taxpayer fully subject to Irish corporate income tax laws.

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

Luxembourg

U.A.I. (Luxembourg) I S.à.r.l., U.A.I. (Luxembourg) II S.à.r.l., U.A.I. (Luxembourg) III S.à.r.l., U.A.I. (Luxembourg) IV S.à.r.l., U.A.I. (Luxembourg) Investment S.à.r.l., and Wind River (Luxembourg) S.à.r.l. (the “Luxembourg Companies”) are indirect wholly-owned subsidiaries and private limited liability companies incorporated under the laws of Luxembourg.  These are taxable companies, which may carry out any activities that fall within the scope of their corporate object clause.  In accordance with Luxembourg regulations, the companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 26.01% and net worth tax at a rate of 0.5%.  The companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

The Luxembourg Companies have received advance tax confirmations (“ATCs”) from the Luxembourg Administration des Contributions Directes (the “Luxembourg tax authorities”) that the financing activities of the Luxembourg Companies do not lead to taxation in Luxembourg except for the taxation as provided in the ATCs. The financing activities of the Luxembourg Companies should not lead to taxation in Luxembourg other than for such tax as provided for in the financial statements. The Luxembourg Companies have in their files transfer pricing documentation substantiating the arm’s length nature of the financing activities. It is however not guaranteed that the Luxembourg Companies cannot be subject to higher Luxembourg taxes.

Barbados

GBLI (Barbados) Limited, an indirect wholly owned subsidiary, is incorporated under the Companies Act, Cap. 308 of the Laws of Barbados. It is a duly licensed international business company under the International Business Companies Act, Cap. 77 of the Laws of Barbados and subject to a corporate income tax rate as follows:

•	2.5% on all profits and gains up to $5,000,000;
•	2% on all profits and gains exceeding $5,000,000 but not exceeding $10,000,000;
•	1.5% on all profits and gains exceeding $10,000,000 but not exceeding $15,000,000; and
•	0.25% on all profits and gains exceeding $15,000,000. In 2019, this rate will increase to 1.00% on all profits and gains exceeding $15,000,000.

United States

The following discussion is a summary of the material U.S. federal income tax considerations relating to the Company’s operations.  The Company manages its business in a manner that seeks to mitigate the risk that either Global Indemnity, Global Indemnity Reinsurance, or GBLI (Ireland) Limited will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes.  However, whether business is being conducted in the United States is an inherently factual determination.  Because the United States Internal Revenue Code (the "Code"), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, the Company cannot be certain that the Internal Revenue Service (“IRS”) will not contend successfully that Global Indemnity, Global Indemnity Reinsurance, or GBLI (Ireland) Limited is or has been engaged in a trade or business in the United States.  A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return.  Global Indemnity, Global Indemnity Reinsurance, and GBLI (Ireland) Limited are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax.  The highest marginal federal income tax rates, which took effect in 2018, are 21% for a corporation's effectively connected income and 30% for the branch profits tax.

If Global Indemnity Reinsurance is entitled to the benefits under the tax treaty between Bermuda and the United States (the "Bermuda Treaty"), Global Indemnity Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States.  No regulations interpreting the Bermuda Treaty have been issued.  Global Indemnity Reinsurance currently conducts its activities to reduce the risk that it will have a permanent establishment in the United States, although the Company cannot be certain that it will achieve this result.

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

Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies.  If Global Indemnity Reinsurance is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty in general (because it fails to qualify under the limitations on treaty benefits discussed above), the Code could subject a significant portion of Global Indemnity Reinsurance's investment income to U.S. income tax.  In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income.  If Global Indemnity Reinsurance is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of Global Indemnity Reinsurance's investment income could be subject to U.S. federal income tax.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States.  The rates of tax applicable to premiums paid to Global Indemnity Reinsurance on such business are 4% for direct insurance premiums and 1% for reinsurance premiums. Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties.  The Bermuda Treaty does not reduce the rate of tax in such circumstances.

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

Available Information

The Company maintains a website at www.global-indemnity.com.  The information on the Company’s website is not incorporated herein by reference.  The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the United States Securities and Exchange Commission.

The public may also read and copy any materials the Company files with the U.S. Securities and Exchange Commission (“SEC”) at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Actual losses and loss adjustment expenses the Company incurs under insurance policies that it writes may be different from the amount of reserves it establishes, and to the extent that actual losses and loss adjustment expenses exceed the Company’s expectations and the reserves reflected on its financial statements, the Company will be required to immediately reflect those changes by increasing its reserves. In addition, regulators could require that the Company increase its reserves if they determine that the reserves were understated in the past.  When the Company increases reserves, pre-tax income for the period in which it does so will decrease by a corresponding amount.  In addition to having an effect on reserves and pre-tax income, increasing or "strengthening" reserves causes a reduction in the Company’s insurance companies' surplus and could cause the rating of its insurance company subsidiaries to be downgraded or placed on credit watch.  Such a downgrade could, in turn, adversely affect the Company’s ability to sell insurance policies.

Catastrophic events can have a significant impact on the Company’s financial and operational condition.

Results of operations of property and casualty insurers are subject to man-made and natural catastrophes.  The Company has experienced, and expects to experience in the future, catastrophe losses.  It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the Company’s operating results and financial condition.  The Company’s operating results could be negatively impacted if it experiences losses from catastrophes that are in excess of the catastrophe reinsurance coverage of its Insurance Operations.  The Company’s Reinsurance Operations also have exposure to losses from catastrophes as a result of the reinsurance treaties that it writes.  Operating results could be negatively impacted if losses and expenses related to property catastrophe events exceed premiums assumed.  Catastrophes, the severity of which may be impacted by continued climate change, include windstorms, hurricanes, typhoons, floods, earthquakes, tornadoes, tsunamis, hail, severe winter weather, fires and may include terrorist events such as the attacks of September 11, 2001.  The Company cannot predict how severe a particular catastrophe may be until after it occurs.  The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe.  Most catastrophes occur in small geographic areas.  However, some catastrophes may produce significant damage in large, heavily populated areas.

The benefits of acquiring American Reliable may not be realized which could have a material adverse effect on the Company’s business operations and financial results.

There may be difficulties in the continued integration of American Reliable business, which could result in a failure to realize the potential benefits of the acquisition. Achieving the anticipated benefits of the acquisition will depend in part upon whether the common aspects of the business can continue to be integrated in an efficient and effective manner with Global Indemnity’s existing businesses.  Furthermore, the risk that the Company's or American Reliable's prospective insurance premiums, investment yield, or net earnings are less than anticipated (including as a result of unexpected events including but not limited to catastrophe events, competition, costs, charges or outlays whether as a consequence of the transaction or otherwise) could negatively impact the Company’s profitability and results of operations.

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

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies.  A.M. Best ratings currently range from "A++" (Superior) to "F" (In Liquidation), with a total of 16 separate ratings categories.  A.M. Best currently assigns the companies in the Insurance Operations and Reinsurance Operations a financial strength rating of "A" (Excellent), the third highest of their 16 rating categories.  The objective of A.M. Best's rating system is to provide potential policyholders an opinion of an insurer's financial strength and its ability to meet ongoing obligations, including paying claims.  In evaluating a company's financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management.  These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers, and intermediaries and are not directed to the protection of investors.  These ratings are not an evaluation of, nor are they directed to, investors in the Company’s A ordinary shares and are not a recommendation to buy, sell or hold the Company’s A ordinary shares.  Publications of A.M. Best indicate that companies are assigned "A" (Excellent) ratings if, in A.M. Best's opinion, they have an excellent ability to meet their ongoing obligations to policyholders.  These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best.

The Company cannot guarantee that its reinsurers will pay in a timely fashion, if at all, and as a result, the Company could experience losses.

The Company cedes a portion of gross premiums written to third party reinsurers under reinsurance contracts.  Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred, it does not relieve the Company of its liability to its policyholders. Upon payment of claims, the Company will bill its reinsurers for their share of such claims.  The reinsurers may not pay the reinsurance receivables that they owe to the Company or they may not pay such receivables on a timely basis.  If the reinsurers fail to pay it or fail to pay on a timely basis, the Company’s financial results would be adversely affected.  Lack of reinsurer liquidity, perceived improper underwriting or claim handling by the Company, and other factors could cause a reinsurer not to pay.  See "Business – Reinsurance of Underwriting Risk" in Item 1 of Part I of this report.

See Note 8 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2018 and 2017.

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

See Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2018 and 2017.

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

As of December 31, 2018, $65.8 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon the Fed Funds Effective rate.  If Fed Funds Effective rate rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facility. This could have a negative effect on the Company’s cash flow and financial condition.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure by the Company or its co-obligor, Global Indemnity Group, Inc. to make periodic payments related to the Subordinated Notes could adversely affect the Company.

In 2015, the Company sold $100 million aggregate principal amount of its 7.75% Subordinated Notes due in 2045.  In 2017, the Company sold $130 million aggregate principal amount of its 7.875% Subordinated Notes due in 2047. In 2018, the Company’s indirect subsidiary, Global Indemnity Group, Inc. became a co-obligor on both notes. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

•	increasing vulnerability to changing economic, regulatory and industry conditions;
•	limiting the ability to borrow additional funds; and
•

requiring the Company to dedicate a substantial portion of cash flow from operations to debt payments, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Furthermore, failure to make periodic payments related to outstanding indebtedness could impact rating agencies and regulators assessment of the Company’s capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies, and regulators’ assessment of the solvency of the Company and its subsidiaries.

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

The Company markets and distributes its insurance products through a group of approximately 405 professional general agencies that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies.  A loss of all or substantially all of the business produced by any one of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

Historically, the results of companies in the property and casualty insurance industry have been subject to significant fluctuations and uncertainties.  The industry's profitability can be affected significantly by:

•	competition;
•	capital capacity;
•	rising levels of actual costs that are not foreseen by companies at the time they price their products;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;
•

changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liability develop; and

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

The Company competes with a large number of other companies in its selected lines of business.  The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies.  The Company’s competitors include, among others: American International Group, American Modern Insurance Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Foremost Insurance Group, Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, Markel Corporation, Nationwide Insurance, Navigators Insurance Group, RLI Corporation, Selective Insurance Group, Inc., The Travelers Companies, Inc., and W.R. Berkley Corporation.  Some of the Company’s competitors have greater financial and marketing resources than the Company does.  The Company’s profitability could be adversely affected if it loses business to competitors offering similar products at or below the Company’s prices.

Many of the Company’s general agencies pay the insurance premiums on business they have bound to the Company on a monthly basis.  This accumulation of balances due to the Company exposes it to credit risk.

Insurance premiums generally flow from the insured to their retail broker, then into a trust account controlled by the Company’s professional general agencies.  Several of the Company’s professional general agencies are required to forward funds, net of commissions, to the Company following the end of each month.  Consequently, the Company assumes a degree of credit risk on the aggregate amount of these balances that have been paid by the insured but have yet to reach the Company.

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

The Company markets and distributes its insurance products through professional general agencies that have limited quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. These professional general agencies can bind certain risks without the Company’s initial approval.  If any of these wholesale professional general agencies fail to comply with the Company’s underwriting guidelines and the terms of their appointment, the Company could be bound on a particular risk or number of risks that were not anticipated when it developed the insurance products or estimated losses and loss adjustment expenses.  Such actions could adversely affect the Company’s results of operations.

The Company’s holding company structure and regulatory constraints limit its ability to receive dividends from subsidiaries in order to meet its cash requirements.

Global Indemnity is a holding company and, as such, has no substantial operations of its own.  The Company’s assets primarily consist of cash and ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries, which include payment for equity awards granted by Global Indemnity to employees of such subsidiaries, are expected to be Global Indemnity's sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

Due to its corporate structure, most of the dividends that Global Indemnity receives from its subsidiaries must pass through Global Indemnity Reinsurance. The inability of Global Indemnity Reinsurance to pay dividends in an amount sufficient to enable Global Indemnity to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

Bermuda law does not permit payment of dividends or distributions of contributed surplus by a company if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or the realizable value of the company's assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts.  Furthermore, pursuant to the Bermuda Insurance Act 1978, an insurance company is prohibited from declaring or paying a dividend during the financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio.  See "Regulation - Bermuda Insurance Regulation" in Item 1 of Part I of this report.

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Global Indemnity Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Global Indemnity Reinsurance before being paid to Global Indemnity.  See "Regulation – U.S. Regulation” in Item 1 of Part I of this report.  Also, see Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2019.

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

The statutes or the state insurance department regulations may affect the cost or demand for the Company’s products and may impede the Company from obtaining rate increases or taking other actions it might wish to take to increase profitability.  Further, the Company may be unable to maintain all required licenses and approvals and its business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations.  Also, regulatory authorities have discretion to grant, renew or revoke licenses and approvals subject to the applicable state statutes and appeal process.  If the Company does not have the requisite licenses and approvals (including in some states the requisite secretary of state registration) or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend the Company from carrying on some or all of its activities or monetarily penalize the Company.

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

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time to impose federal regulation on the insurance industry. In 2010, the President signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as "systemically important." While the Company does not believe that it is "systemically important," as defined in the Dodd-Frank Act, it is possible that the Financial Stability Oversight Council may conclude that it is. If the Company were designated as "systemically important," the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company’s capital, liquidity, leverage, business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on the Company, including impacting the ways in which it conducts business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

The interests of holders of A ordinary shares may conflict with the interests of the Company’s controlling shareholder.

U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International L.P. (collectively, the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, beneficially own approximately 81% of the Company’s total voting power.  Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 2% of the Company’s total voting power.  The percentage of the Company’s total voting power that the Fox Paine Funds may exercise is greater than the percentage of the Company’s total shares that the Fox Paine Funds beneficially own because the Fox Paine Funds beneficially own all of the Company’s B ordinary shares, which have ten votes per share as opposed to A ordinary shares, which have one vote per share.  The A ordinary shares and the B ordinary shares generally vote together as a single class on matters presented to the Company’s shareholders.  Based on the ownership structure of the Fox Paine Funds and affiliates that own these shares, which entities are entitled to vote the shares, these affiliated entities are not subject to the voting restriction contained in the Company’s articles of association.  As a result, the Fox Paine Funds have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	elect all of the Company’s directors;
•	amend the Company’s articles of association (as long as their voting power is greater than 66%);
•	ratify the appointment of the Company’s auditors;
•	increase the Company’s share capital; and
•	resolve to pay dividends or distributions;

Subject to certain exceptions, the Fox Paine Funds may also be able to prevent or cause a change of control.  The Fox Paine Funds’ control over the Company, and the Fox Paine Funds’ ability in certain circumstances to prevent or cause a change of control, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders.  As a result, the trading price of the Company’s A ordinary shares could be adversely affected.

In addition, the Company has agreed to pay Fox Paine & Company, LLC an annual management fee of $1.9 million, adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services.  The Company has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates.  The Company has also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. The Fox Paine Funds, FM Entities and Fox Paine & Company, LLC (collectively, “Fox Paine Entities”) may in the future make significant investments in other insurance or reinsurance companies.  Some of these companies may compete with the Company or its subsidiaries.  The Fox Paine Entities are not obligated to advise the Company of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with the Company or its subsidiaries.

The Company’s controlling shareholder has the contractual right to nominate a certain number of the members of the Board of Directors and also otherwise controls the election of Directors due to its ownership.

While the Fox Paine Funds have the right under the terms of the memorandum and articles of association to appoint a certain number of directors of the Board of Directors, dependent on the Fox Paine Entities’ percentage beneficial ownership of voting shares in the Company for so long as the Fox Paine Entities beneficially own shares representing an aggregate 25% or more of the voting power in the Company, it also controls the election of all directors to the Board of Directors due to its controlling share ownership.  The Company’s Board of Directors currently consists of eight directors, all of whom were identified and proposed for consideration for the Board of Directors by the Fox Paine Funds.

The Company’s Board of Directors, in turn, and subject to its fiduciary duties under Cayman Island law, appoints the members of the Company’s senior management, who also have fiduciary duties to the Company.  As a result, the Fox Paine Funds effectively have the ability to control the appointment of the members of the Company’s senior management and to prevent any changes in senior management that other shareholders or other members of the Board of Directors may deem advisable.

Because the Company relies on certain services provided by Fox Paine & Company, LLC, the loss of such services could adversely affect its business.

Fox Paine & Company, LLC provides certain management services to the Company.  To the extent that Fox Paine & Company, LLC is unable or unwilling to provide similar services in the future, and the Company is unable to perform those services itself or is unable to secure replacement services, the Company’s business could be adversely affected.

U.S., global economic, and financial industry downturns could harm the Company’s business, its liquidity and financial condition, and its stock price.

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

Global Indemnity is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires that the Company evaluate and determine the effectiveness of its internal control over financial reporting, provide a management report on internal control over financial reporting and requires that the Company’s internal control over financial reporting be attested to by its independent registered public accounting firm.

Global Indemnity may discover material weaknesses in the future which may lead to its financial statements being materially misstated. As a result, , the market price of the Company’s common stock could be adversely affected, and the Company could become subject to investigations by the stock exchange on which its securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. The cost of remediating a potential material weakness could materially adversely affect the Company’s business and financial condition.

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

The laws in the Cayman Islands differ from the laws in effect in the United States and might afford less protection to shareholders.

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

On December 22, 2017, the United States enacted a budget reconciliation act amending the Internal Revenue Code of 1986, the TCJA.  The TCJA contains provisions that can materially affect the tax treatment of the Company’s U.S. subsidiaries. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent, imposes a 10 percent base erosion minimum tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including interest payments as well as gross premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), and limits the deductibility of interest expense and executive compensation.

It is possible that the TCJA may reduce the benefits of lower effective tax rates enjoyed as a non-U.S. company, add expense and have an adverse effect on the Company’s results of operations.

Interest paid by the Company’s U.S. subsidiaries to their foreign affiliates is subject to multiple tax-related risks including risks that the interest may become subject to a minimum U.S. federal income tax under BEAT, subject to a 30% U.S. withholding tax, subject to foreign income tax, and be non-deductible in whole or in part for U.S. federal income tax purposes.

The TCJA has created new rules that limit the deductibility of interest for U.S. federal income tax purposes, which may cause some or all of the deduction for interest paid by the Company’s U.S. subsidiaries to be denied for U.S. federal income tax purposes.  To the extent interest paid to a foreign affiliate is deductible by the Company’s U.S. Subsidiaries, such U.S. subsidiaries may become subject to a minimum U.S. federal income tax charge under BEAT.  Should interest paid by the Company’s U.S. subsidiaries to their foreign affiliates become ineligible under an applicable income tax treaty between the United States and the recipient’s jurisdiction of tax residence, such interest could become subject to a 30% U.S. withholding tax.  Finally, interest paid by the Company’s U.S. subsidiaries to their foreign affiliates may become subject to income tax in the recipient’s jurisdiction of tax residence, without regard to whether there is any corresponding tax deduction in the United States, potentially subjecting such interest payments to double taxation.

Global Indemnity, Global Indemnity Reinsurance, or GBLI (Ireland) Limited may be subject to U.S. tax that may have a material adverse effect on Global Indemnity’s, Global Indemnity Reinsurance’s, or GBLI (Ireland) Limited’s results of operations.

Global Indemnity is a Cayman Island company, Global Indemnity Reinsurance is a Bermuda company, and GBLI (Ireland) Limited is an Irish company.  The Company seeks to manage its business in a manner designed to reduce the risk that Global Indemnity, Global Indemnity Reinsurance, and GBLI (Ireland) Limited will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes.  However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity, Global Indemnity Reinsurance, or GBLI (Ireland)

Limited is or has been engaged in a trade or business in the United States.  If Global Indemnity, Global Indemnity Reinsurance, or GBLI (Ireland) Limited were considered to be engaged in a business in the United States, the Company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

U.S. persons who hold shares in the Company may be subject to U.S. income taxation at ordinary income rates on certain income of the Company and the Company’s non-U.S. subsidiaries.

If a foreign corporation is a controlled foreign corporation (“CFC”), each “United States shareholder” of such corporation who owns shares in the corporation directly, or indirectly through non-U.S. entities, on the last day in such year on which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed.  A “United States shareholder” for this purpose is a U.S. person that owns, or is treated as owning, at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation or 10 percent or more of the total value of shares of all classes of stock of such foreign corporation.  In addition, each United States shareholder of any controlled foreign corporation is required to include in gross income such shareholder's global intangible low-taxed income for such taxable year, which is generally equal to the excess of its pro rata share of each CFC’s non-subpart F income for the taxable year over a deemed return on the tangible assets of such CFC.  Moreover, any gain realized on a sale of common shares by a United States shareholder may also be taxed as a dividend to the extent of the Company’s and its non-U.S. subsidiaries’ earnings and profits attributed to such shares during the period that the shareholder held the shares and while the Company was a CFC (with certain adjustments).

Generally, a foreign corporation is considered a CFC if United States shareholders own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. For purposes of taking into account insurance income, however, a CFC also generally includes a foreign corporation of which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by United States shareholders, on any day during the taxable year of such corporation.

“Subpart F income” generally includes passive investment income and certain insurance income earned by CFCs. The Company anticipates that, while the income earned from its U.S. insurance and investment operations through Global Indemnity's U.S. subsidiaries would not be subpart F income, substantially all of the income earned by Global Indemnity's non-U.S. subsidiaries and by Global Indemnity itself (if any) from their non-U.S. insurance and investment activities would be subpart F income to the extent it or its non-U.S. subsidiaries were to be treated as CFCs for any taxable year.

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

If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. person who owns shares in the Company could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. The Company does not believe that it was a PFIC for U.S. federal income tax purposes for the taxable year ending on December 31, 2018 because the Company believes that it should be considered, through Global Indemnity Reinsurance Company, Ltd., to be engaged in the active conduct of a global insurance and reinsurance business. The Company cannot provide assurance that the Company will not be deemed to be a PFIC by the IRS.

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

The OECD has published an action plan to address base erosion and profit shifting (“BEPS”) impacting its member countries and other jurisdictions. It is possible that jurisdictions in which the Company does business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect the Company or its shareholders.  In addition, the EU issued its Anti‑Tax Avoidance Directive in 2016 and 2017 requiring the adoption by EU Member States of rules relating to, among other things, interest limitation rules, anti-hybrid rules, CFC rules and exit taxes. Some of these came in to force on  January 1, 2019 and others have yet to come in to force in various Member States. Likewise, the OECD Multilateral Convention is in the process of  implementing tax treaty related measures to prevent BEPS, better known as the ‘multilateral instrument’ (MLI) which has been signed by over 80 jurisdictions and will effectively modify bilateral tax treaties between countries having ratified the MLI. It introduces a general anti-abuse provision with the principal purpose test being is a minimum standard and the possibility to apply other specific measures when both countries have opted for them. The implementation of these measures could have a negative impact on the Company.

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

Global Indemnity Reinsurance was formed in 2006 through the amalgamation of Wind River Barbados and Wind River Bermuda.  The Company received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Global Indemnity Reinsurance or any of its operations, shares, debentures or other obligations through March 31, 2035. Given the limited duration of the assurance, the Company cannot be certain that it will not be subject to any Bermuda tax after March 31, 2035.

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

There is a risk that interest paid by the Company’s U.S. subsidiary to non-U.S. subsidiaries of the Company may be subject to 30% U.S. withholding tax.

Certain non-U.S. subsidiaries of Global Indemnity Reinsurance own and have owned certain loans and notes issued by Global Indemnity Group, Inc., a Delaware corporation.  Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. person is generally subject to a 30% withholding tax, unless reduced by treaty.  Certain income tax treaties between the United States and other countries generally eliminate the withholding tax on interest paid to qualified residents of the applicable country.  Were the IRS to contend successfully that such a non-U.S. subsidiary is not eligible for benefits under the applicable income tax treaty, interest paid to such a non-U.S. subsidiary by Global Indemnity Group, Inc. would be subject to the 30% withholding tax.  Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties.  Such a result may have a material adverse effect on the Company’s financial condition and results of operation.

There is a risk that interest income imputed to the Company’s Irish affiliates may be subject to 25% Irish income tax.

U.A.I. (Ireland) Unlimited, U.A.I. (Ireland) II Unlimited Company, GBLI (Ireland) Limited, and Global Indemnity Group Limited are companies incorporated under the laws of Ireland.  The companies are resident taxpayers fully subject to Irish corporate income tax of 12.5% on any trading income and 25.0% on any non-trading income, including interest and dividends from foreign companies. The Company believes it has, to date, managed its operations in such way that there will not be any material taxable income generated in Ireland under Irish law for these entities.  However, there can be no assurance from the Irish authorities that a law may not be enacted that would impute income to U.A.I. (Ireland) Unlimited, U.A.I. (Ireland) II Unlimited Company, GBLI (Ireland) Limited, and Global Indemnity Group Limited in the future or retroactively arising out of the Companies’ current operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2018, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Lines’ principal executive offices and headquarters.  Additional office space leased in California, Georgia, Illinois, and Texas, serve as field offices for Commercial Lines.  Some of the office space in California also serves as office space for Commercial Lines’ claims operations. Office space in Hamilton, Bermuda used by Reinsurance Operations is shared with one of Global Indemnity Reinsurance’s service providers per an agreement between the two.  Office space leased in Arizona and Nebraska, is used by Personal Lines.  Office space leased in Cavan, Ireland is used to support the operating needs of the Insurance and Reinsurance Operations. The leases for the properties listed are held by various Company subsidiaries.  The Company believes the properties listed are suitable and adequate to meet its needs.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s A Ordinary Shares

The Company’s A ordinary shares, par value $0.0001 per share, began trading on the NASDAQ Global Select Market, formerly the NASDAQ National Market, under the symbol “UNGL” on December 16, 2003.  On March 14, 2005, the Company changed its symbol to “INDM.”  On July 6, 2010, the Company changed its symbol to “GBLI” as part of a redomestication transaction whereby all shares of “INDM” were replaced with shares of “GBLI” on a one-for-two basis.  On November 7, 2016, in connection with a redomestication from Ireland to Cayman Islands, all of Global Indemnity plc’s ordinary shares were cancelled and replaced with one ordinary share of Global Indemnity Limited on a one for one basis.  The ordinary shares of Global Indemnity Limited continue to trade under the symbol “GBLI”. The following table sets forth, for the periods indicated, the high and low intraday sales prices of the Company’s A ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2018:
First Quarter	$43.49	$32.22
Second Quarter	42.24	34.18
Third Quarter	42.00	34.23
Fourth Quarter	39.40	31.78
Fiscal Year Ended December 31, 2017:
First Quarter	$40.96	$34.00
Second Quarter	41.55	36.04
Third Quarter	42.96	37.27
Fourth Quarter	49.91	40.11

There is no established public trading market for the Company’s B ordinary shares, par value $0.0001 per share.

As of March 1, 2019, there were 4 holders of record of the Company’s B ordinary shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC or an affiliate of an investment fund.  The number of holders of record, including individual owners of the Company’s A ordinary shares, was approximately 700 as of March 1, 2019.  The Company believes that the actual number of beneficial owners of the Company’s A ordinary shares is much higher than the number of record holders as shares are held in “street name” by brokers and others on behalf of individual owners.

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

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Global Indemnity Limited	$100.0	$112.1	$114.7	$151.0	$166.1	$143.2
NASDAQ Insurance Index	100.0	108.5	115.6	133.6	137.9	126.1
NASDAQ Composite Index	100.0	113.4	119.9	128.9	165.3	158.9

Recent Sales of Unregistered Securities

None.

Company Purchases of Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan.  During 2018, the Company purchased an aggregate 45,233 of surrendered A ordinary shares from employees for $1.8 million.  All shares purchased from employees are held as treasury stock and recorded at cost until formally retired.

See Note 12 to the consolidated financial statements in Item 8 of Part II of this report for additional information on the retirement of the Company’s A ordinary shares as well as a tabular disclosure of the Company’s share repurchases by month.

Dividend Policy

On December 27, 2017, the Company adopted a dividend program with an anticipated dividend rate of $0.25 per share per quarter ($1.00 per share per year). Continued payment of dividends is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

During each quarter of 2018, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, September 27, 2018, December 24, 2018.  Quarterly dividends of $3.5 million were paid on March 29, 2018, June 29, 2018, and October 1, 2018, and December 31, 2018.

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2017.

The Company is a holding company and has no direct operations.  The ability of Global Indemnity Limited to pay dividends is subject to Cayman Islands regulations and depends, in part, on the ability of its subsidiaries to pay dividends.  Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.  See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 18 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance subsidiaries and Global Indemnity Reinsurance in 2018 and the maximum amount of distributions that they could pay as dividends in 2019.

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

For 2019, the Company believes that Global Indemnity Reinsurance should have sufficient liquidity and solvency to pay dividends.  In the future, the Company anticipates using dividends from Global Indemnity Reinsurance to fund obligations of Global Indemnity.  Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  Based upon the total statutory capital plus the statutory surplus as set out in its 2018 statutory financial statements that will be filed in 2019, Global Indemnity Reinsurance could pay a dividend of up to $223.9 million in 2019 without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.  In 2018, Global Indemnity Reinsurance declared  and paid a dividend of $50.0 million to its parent, Global Indemnity. In addition, Global Indemnity Reinsurance paid a dividend of $20.0 million in 2018, which was previously declared in 2017, to Global Indemnity.

Barbados resident companies are subject to a 15% withholding tax on dividends to a nonresident company or individual, with a 25% rate for dividends paid out of tax-exempt profits. Dividends paid by Barbados resident companies classified as International Business Companies (“IBCs”) to nonresidents are exempt from withholding tax. GBLI (Barbados) Limited is an IBC.

In 2018, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies.  Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of EUR 1.2 million or more for a period of at least twelve months. The Barbados Luxembourg Tax Treaty allows Luxembourg resident companies to pay dividends free of withholding tax to Barbados resident companies so long as the Barbados resident company is the beneficial owner of at least 10% of the capital of the Luxembourg resident company and has held such capital for an uninterrupted period of at least twelve months prior to the dividend distribution.

For a discussion of factors affecting the Company’s ability to pay dividends, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data for the Company and should be read together with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Cash dividends totaling $1.00 per share were declared and paid on common stock in 2018.  No cash dividends were declared or paid on common stock during the years ended December 31, 2017, 2016, 2015, and 2014.

	For the Years Ended December 31,
(Dollars in thousands, except shares and per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Gross premiums written	$547,897	$516,334	$565,845	$590,233	$291,253
Net premiums written	472,547	450,180	470,940	501,244	273,181
Net premiums earned	467,775	438,034	468,465	504,143	268,519
Net realized investment gains (losses)	(16,907)	1,576	21,721	(3,374)	35,860
Total revenues	498,938	485,515	534,514	538,778	333,755
Net income (loss)	(56,696)	(9,551)	49,868	41,469	62,856
Per share data:
Net income (loss) available to common shareholders (1)	$(56,696)	$(9,551)	$49,868	$41,469	$62,856
Basic	$(4.02)	$(0.55)	$2.89	$1.71	$2.50
Diluted	$(4.02)	$(0.55)	$2.84	$1.69	$2.48
Weighted-average number of shares outstanding
Basic	14,088,883	17,308,663	17,246,717	24,253,657	25,131,811
Diluted	14,088,883	17,308,663	17,547,061	24,505,851	25,331,420
Cash dividends declared per share	$1.00	$-	$-	$-	$-

(1)	For the years ended December 31, 2018 and 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)	2018	2017	2016	2015	2014
Loss ratio (2) (3)	71.5	61.5	56.4	54.6	51.2
Expense ratio	40.8	41.9	42.0	39.9	40.8
Combined ratio (2) (3)	112.3	103.4	98.4	94.5	92.0
Net / gross premiums written	86.2	87.2	83.2	84.9	93.8
Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,510,152	$1,533,900	$1,501,819	$1,516,093	$1,498,009
Reinsurance receivables, net of allowance	114,418	105,060	143,774	115,594	125,718
Total assets	1,960,266	2,001,669	1,972,946	1,957,294	1,930,033
7.75% Subordinated notes payable	96,742	96,619	96,497	96,388	—
7.875% Subordinated notes payable	126,005	125,864	—	—	—
Margin borrowing facility	65,818	72,230	66,646	75,646	174,673
Unpaid losses and loss adjustment expenses	680,031	634,664	651,042	680,047	675,472
Total shareholders’ equity	629,059	718,394	797,951	749,926	908,290
Book value per share	44.21	50.57	45.42	42.98	35.86

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

(2)	A summary of prior accident year adjustments is summarized as follows:

•	2018 loss and combined ratios reflect a $28.8 million reduction of net losses and loss adjustment expenses
•	2017 loss and combined ratios reflect a $53.9 million reduction of net losses and loss adjustment expenses
•	2016 loss and combined ratios reflect a $57.3 million reduction of net losses and loss adjustment expenses
•	2015 loss and combined ratios reflect a $34.7 million reduction of net losses and loss adjustment expenses
•	2014 loss and combined ratios reflect a $16.4 million reduction of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)

The Company’s loss and combined ratios for 2018, 2017, 2016, 2015, and 2014 include $80.6 million, $61.1 million, $72.1 million, $45.0 million, and $14.0 million, respectively, of catastrophic losses on a current accident year basis from the Insurance Operations.  See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 7 and “Risk Factors” in Item 1A above for more information.  You should review “Risk Factors” in Item 1A above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Recent Developments

During the quarter ended March 31, 2018, the Company received regulatory approval to terminate the quota share agreement between Global Indemnity Reinsurance and the Company’s U.S. insurance companies effective January 1, 2018.

During each quarter of 2018, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, September 27, 2018, and December 24, 2018.  Quarterly dividends of $3.5 million were paid on March 29, 2018, June 29, 2018, October 1, 2018 and December 31, 2018.

On April 25, 2018, the Company and Global Indemnity Group, Inc., an indirect wholly owned subsidiary of the Company, entered into an agreement pursuant to which Global Indemnity Group, Inc. agreed to become a subordinated co-obligor with respect to the 7.75% subordinated notes due 2045 and the 7.875% subordinated notes due 2047.  Please see Note 11 of the notes to consolidated financial statements contained in Item 8 of Part II of this report for further discussion on this transaction.

On January 8, 2019, A.M. Best affirmed the financial strength rating of “A” (Excellent) for Global Indemnity Reinsurance and its U.S. insurance subsidiaries.

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

In developing losses and loss adjustment expense ("loss" or "losses") reserve estimates for the U.S. Insurance Operations, the Company’s actuaries perform detailed reserve analyses each quarter.  To perform the analysis, the data is organized at a "reserve category" level.  A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect.  The reserves within a reserve category level are characterized as long-tail or short-tail.  For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled.  The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella.  Short-tail exposures include property, commercial automobile physical damage, and equine mortality.  To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State, American Reliable, and Vacant Express.  For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report.  Each of the Company’s product classifications contain both long-tail and short-tail exposures.  Every reserve category is analyzed by the Company’s actuaries each quarter.  Management is responsible for the final determination of loss reserve selections.

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

Management’s best estimate at December 31, 2018 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $680.0 million and $570.7 million, respectively, as of December 31, 2018.  A breakout of the Company’s gross and net reserves as of December 31, 2018 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$114,334	$302,841	$417,175
Personal Lines	58,248	75,397	133,645
Reinsurance Operations	30,422	98,789	129,211
Total	$203,004	$477,027	$680,031

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Lines	$94,746	$255,018	$349,764
Personal Lines	31,797	60,151	91,948
Reinsurance Operations	30,422	98,555	128,977
Total	$156,965	$413,724	$570,689

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

The Company continually reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made.  The establishment of losses and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified or estimated.  The Company regularly analyzes its reserves and reviews reserving methodologies so that future adjustments to prior accident year reserves can be minimized.  However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated.  Changes in estimates for losses and loss adjustment expense reserves are recorded in the period that the change in these estimates is made.  See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the changes in the estimate for incurred losses and loss adjustment expenses related to prior accident years.

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused it to increase or decrease frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in losses and loss adjustment expense reserves, which could materially affect results of operations, equity, business and insurer financial strength and debt ratings.  Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns.  Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations.  Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company.  The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $363.4 million for claims occurring during the year ended December 31, 2018:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(52,693)	$(35,432)	$(18,170)	$(909)	$16,353
	-3%	(46,152)	(28,527)	(10,902)	6,723	24,348
	-2%	(42,881)	(25,075)	(7,268)	10,539	28,345
	-1%	(39,611)	(21,622)	(3,634)	14,354	32,343
	0%	(36,340)	(18,170)	—	18,170	36,340
	1%	(33,069)	(14,718)	3,634	21,986	40,337
	2%	(29,799)	(11,265)	7,268	25,801	44,335
	3%	(26,528)	(7,813)	10,902	29,617	48,332
	5%	(19,987)	(909)	18,170	37,249	56,327

The Company’s net reserves for losses and loss adjustment expenses of $570.7 million as of December 31, 2018 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 8 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2018 and 2017.  For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2018, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2018 and 2017, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2018,  2017, and 2016, please see Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors.  Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2018.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors.  Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2018.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.  As of December 31, 2018, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to amounts recoverable from premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium.  This evaluation is done at a distribution and product line level in Insurance Operations and at a treaty level in Reinsurance Operations.  Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to losses and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.  The Company calculates deferred acquisition costs for Insurance Operations separately by distribution lines and for its Reinsurance Operations separately for each treaty.

Taxation

The Company provides for income taxes in accordance with applicable accounting guidance.  The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.  There are no valuation allowances as of December 31, 2018 and 2017.  The deferred tax asset balance is analyzed regularly by management.  This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience.  If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required.  This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

The Company manages its business through three business segments: Commercial Lines, Personal Lines, and Reinsurance Operations.  The Commercial Lines and Personal Lines segments comprise the Company’s U.S. Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Reliable Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC.  Reinsurance Operations includes the operations of Global Indemnity Reinsurance Company, Ltd.

The Company evaluates the performance of these three segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment.  As a result, the composition of the Company’s reportable segments changed slightly.  Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment.  In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment.  Accordingly, the segment results for the year ended December 31, 2016 have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018	2017	Change	2017	2016 (4)	Change
Gross premiums written	$547,897	$516,334	6.1%	$516,334	$565,845	(8.7%)
Net premiums written	$472,547	$450,180	5.0%	$450,180	$470,940	(4.4%)

Net premiums earned	$467,775	$438,034	6.8%	$438,034	$468,465	(6.5%)
Other income	1,728	6,582	(73.7%)	6,582	10,345	(36.4%)
Total revenues	469,503	444,616	5.6%	444,616	478,810	(7.1%)
Losses and expenses:
Net losses and loss adjustment expenses	334,625	269,212	24.3%	269,212	264,003	2.0%
Acquisition costs and other underwriting expenses	190,778	183,733	3.8%	183,733	196,650	(6.6%)
Underwriting income (loss)	(55,900)	(8,329)	NM	(8,329)	18,157	(145.9%)
Net investment income	46,342	39,323	17.8%	39,323	33,983	15.7%
Net realized investment gains (losses)	(16,907)	1,576	NM	1,576	21,721	(92.7%)
Corporate and other operating expenses	(29,766)	(25,714)	15.8%	(25,714)	(17,338)	48.3%
Interest expense	(19,694)	(16,906)	16.5%	(16,906)	(8,905)	89.8%
Income (loss) before income taxes	(75,925)	(10,050)	NM	(10,050)	47,618	(121.1%)
Income tax benefit	19,229	499	NM	499	2,250	(77.8%)
Net income (loss)	$(56,696)	$(9,551)	NM	$(9,551)	$49,868	(119.2%)
Underwriting Ratios:
Loss ratio (1):	71.5%	61.5%		61.5%	56.4%
Expense ratio (2)	40.8%	41.9%		41.9%	42.0%
Combined ratio (3)	112.3%	103.4%		103.4%	98.4%

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

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018	2017	Change	2017	2016	Change
Gross premiums written (1)
Commercial Lines (4)	$249,948	$212,670	17.5%	$212,670	$203,061	4.7%
Personal Lines (3) (4)	249,906	249,777	0.1%	249,777	302,947	(17.6%)
Reinsurance (5)	48,043	53,887	(10.8%)	53,887	59,837	(9.9%)
Total gross premiums written	$547,897	$516,334	6.1%	$516,334	$565,845	(8.7%)
Ceded premiums written
Commercial Lines (4)	$23,121	$26,222	(11.8%)	$26,222	$20,105	30.4%
Personal Lines (4)	52,219	39,978	30.6%	39,978	74,764	(46.5%)
Reinsurance (5)	10	(46)	(121.7%)	(46)	36	NM
Total ceded premiums written	$75,350	$66,154	13.9%	$66,154	$94,905	(30.3%)
Net premiums written (2)
Commercial Lines (4)	$226,827	$186,448	21.7%	$186,448	$182,956	1.9%
Personal Lines (4)	197,687	209,799	(5.8%)	209,799	228,183	(8.1%)
Reinsurance (5)	48,033	53,933	(10.9%)	53,933	59,801	(9.8%)
Total net premiums written	$472,547	$450,180	5.0%	$450,180	$470,940	(4.4%)
Net premiums earned
Commercial Lines (4)	$218,357	$178,798	22.1%	$178,798	$189,342	(5.6%)
Personal Lines (4)	198,016	215,983	(8.3%)	215,983	237,555	(9.1%)
Reinsurance (5)	51,402	43,253	18.8%	43,253	41,568	4.1%
Total net premiums earned	$467,775	$438,034	6.8%	$438,034	$468,465	(6.5%)

NM – not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)

Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($2.1) million, ($1.3) million, and $35.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.

(4)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 6.1% for year ended December 31, 2018 as compared to 2017.  Gross premiums written include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($2.1) million and ($1.3) million for the years ended December 31, 2018 and 2017, respectively.  Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 6.2% for the year ended December 31, 2018 as compared to 2017. The increase is mainly due to the premium growth within the Company’s Commercial Lines partially offset by a reduction in premiums written within the Company’s Reinsurance Operations. The growth experienced in Commercial Lines is primarily being driven by rate increases mainly due to catastrophes experienced in the prior year, new programs, and increased interactions with agents.  The reduction in gross premiums written within the Company’s Reinsurance Operations is primarily due to the non-renewal of a treaty partially offset by growth in the property catastrophe treaties and professional liability portfolio. Gross premiums written within the Company’s Personal Lines, excluding the business that is ceded 100% to insurance entities owned by Assurant, increased 0.3%.  This increase was the result of growth in agriculture writings offset by reduced writings within Specialty Property in an effort to reduce catastrophe exposure.

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

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2018	2017	Change	2017	2016	Change
Commercial Lines	90.7%	87.7%	3.0%	87.7%	90.1%	(2.4%)
Personal Lines (1)	78.5%	83.5%	(5.0%)	83.5%	85.3%	(1.8%)
Reinsurance	100.0%	100.1%	(0.1%)	100.1%	99.9%	0.2%
Total (1)	85.9%	87.0%	(1.1%)	87.0%	88.8%	(1.8%)

(1)

Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($2.1) million and ($1.3) million during the years ended December 31, 2018 and 2017, respectively.

The net premium retention for the year ended December 31, 2018 increased by 3.0 points for Commercial Lines and decreased by 5.0 points for Personal Lines as compared to 2017.  The increase in retention for Commercial Lines was primarily due to an increase in gross premiums written as noted above.  The decline in retention for Personal Lines was primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.

The net premium retention for the year ended December 31, 2017 decreased by 2.4 points for Commercial Lines and decreased by 1.8 points for Personal Lines as compared to 2016 primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.

Net Premiums earned

Net premiums earned within the Commercial Lines segment increased by 22.1% for the year ended December 31, 2018 as compared to the same period in 2017.  The increase in net premiums earned was primarily due to an increase in gross premiums written.  Property net premiums earned were $115.2 million and $90.0 million for the years ended December 31, 2018 and 2017, respectively.  Casualty net premiums earned were $103.1 million and $88.8 million for the years ended December 31, 2018 and 2017, respectively.

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

Net premiums earned within the Personal Lines segment decreased by 8.3% for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to a decline in gross premiums written in previous periods as well as additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017.  Property net premiums earned were $167.3 million and $183.5 million for the years ended December 31, 2018 and 2017, respectively.  Casualty net premiums earned were $30.7 million and $32.5 million for the years ended December 31, 2018 and 2017, respectively.

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

Net premiums earned within the Reinsurance Operations segment increased by 18.8% for the year ended December 31, 2018 as compared to the same period in 2017. This increase was primarily due to growth in gross premiums written within the property and professional lines of business as well as earnings from a treaty that was non-renewed. Property net premiums earned were $45.2 million and $38.4 million for the years ended December 31, 2018 and 2017, respectively.  Casualty net premiums earned were $6.2 million and $4.8 million for the years ended December 31, 2018 and 2017, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 4.1% for the year ended December 31, 2017 as compared to the same period in 2016. This increase was primarily due to a new mortgage treaty written in the fourth quarter of 2016 which is expected to earn out over an eight year period. This new mortgage insurance treaty was not renewed.  Property net premiums earned were $38.4 million and $37.6 million for the years ended December 31, 2017 and 2016, respectively.  Casualty net premiums earned were $4.8 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively.

Underwriting Results

Commercial Lines

The components of income from the Company’s Commercial Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018 (2)	2017 (2)	Change	2017 (2)	2016 (2)	Change
Gross premiums written	$249,948	$212,670	17.5%	$212,670	$203,061	4.7%
Net premiums written	$226,827	$186,448	21.7%	$186,448	$182,956	1.9%
Net premiums earned	$218,357	$178,798	22.1%	$178,798	$189,342	(5.6%)
Other income	-	78	(100.0%)	78	6,857	(98.9%)
Total revenues	218,357	178,876	22.1%	178,876	196,199	(8.8%)
Losses and expenses:
Net losses and loss adjustment expenses	114,476	62,834	82.2%	62,834	75,401	(16.7%)
Acquisition costs and other underwriting expenses (1)	87,371	75,990	15.0%	75,990	81,477	(6.7%)
Underwriting income (loss)	$16,510	$40,052	(58.8%)	$40,052	$39,321	1.9%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2018 (2)	2017 (2)	Change	2017 (2)	2016 (2)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	55.7%	57.2%	(1.5)	57.2%	63.0%	(5.8)
Prior accident year	(3.3%)	(22.0%)	18.7	(22.0%)	(23.1%)	1.1
Calendar year loss ratio	52.4%	35.2%	17.2	35.2%	39.9%	(4.7)
Expense ratio	40.0%	42.5%	(2.5)	42.5%	43.0%	(0.5)
Combined ratio	92.4%	77.7%	14.7	77.7%	82.9%	(5.2)

NM – not meaningful

(1)

Includes excise tax related to cessions from the Company’s Commercial Lines to its Reinsurance Operations of $0.4 million, $0.7 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Years Ended December 31,
	2018		2017		2016
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$49,846	43.3%	$35,879	39.8%	$49,812	48.7%
Effect of prior accident year	(1,251)	(1.1%)	(4,904)	(5.4%)	926	0.9%
Non catastrophe property losses and ratio (2)	$48,595	42.2%	$30,975	34.4%	$50,738	49.6%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$12,179	10.6%	$10,081	11.2%	$13,550	13.2%
Effect of prior accident year	(626)	(0.5%)	(1,351)	(1.5%)	(482)	(0.5%)
Catastrophe losses and ratio (2)	$11,553	10.1%	$8,730	9.7%	$13,068	12.7%
Total property losses and ratio excluding the effect of prior accident year (1)	$62,025	53.9%	$45,960	51.0%	$63,362	61.9%
Effect of prior accident year	(1,877)	(1.6%)	(6,255)	(6.9%)	444	0.4%
Total property losses and ratio (2)	$60,148	52.3%	$39,705	44.1%	$63,806	62.3%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$59,701	57.9%	$56,229	63.4%	$55,842	64.2%
Effect of prior accident year	(5,373)	(5.2%)	(33,100)	(37.3%)	(44,247)	(50.9%)
Total Casualty losses and ratio (2)	$54,328	52.7%	$23,129	26.1%	$11,595	13.3%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$121,726	55.7%	$102,189	57.2%	$119,204	63.0%
Effect of prior accident year	(7,250)	(3.3%)	(39,355)	(22.0%)	(43,803)	(23.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$114,476	52.4%	$62,834	35.2%	$75,401	39.9%
(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.1 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively. There was no other income during the year ended December 31, 2018.  For the year ended December 31, 2017, other income is primarily comprised of fee income. For the year ended December 31, 2016, other income is comprised of the net gain on the asset sale of the Company’s wholly owned subsidiary, United National Specialty Insurance Company.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018	2017	Change	2017	2016	Change
Property losses
Catastrophe	$12,179	$10,081	20.8%	$10,081	$13,550	(25.6%)
Non-catastrophe	49,846	35,879	38.9%	35,879	49,812	(28.0%)
Property losses	62,025	45,960	35.0%	45,960	63,362	(27.5%)
Casualty losses	59,701	56,229	6.2%	56,229	55,842	0.7%
Total accident year losses	$121,726	$102,189	19.1%	$102,189	$119,204	(14.3%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2018	2017	Change	2017	2016	Change
Current accident year loss ratio:
Property
Catastrophe	10.6%	11.2%	(0.6)	11.2%	13.2%	(2.0)
Non-catastrophe	43.3%	39.8%	3.5	39.8%	48.7%	(8.9)
Property loss ratio	53.9%	51.0%	2.9	51.0%	61.9%	(10.9)
Casualty loss ratio	57.9%	63.4%	(5.5)	63.4%	64.2%	(0.8)
Total accident year loss ratio	55.7%	57.2%	(1.5)	57.2%	63.0%	(5.8)

The current accident year catastrophe loss ratio for 2018 improved by 0.6 points compared to 2017. The loss ratio improvement reflects lower claims frequency compared to last year particularly in the third accident quarter.  The current accident year catastrophe loss ratio for 2017 improved by 2.0 points compared to 2016 primarily due to lower claims severity in 2017.

The current accident year non-catastrophe property loss ratio for 2018 increased by 3.5 points compared to 2017. The increase in the loss ratio reflects a higher claims severity for each of the accident quarters of 2018 compared to the same accident quarters last year.  The current accident year property non-catastrophe loss ratio for 2017 improved by 8.9 points compared to 2016 primarily due to Property Brokerage having several large losses in 2016.

The current accident year casualty loss ratio for 2018 improved by 5.5 points compared to 2017 driven primarily by a lower claims severity for each of the accident quarters of 2018 compared to the same accident quarters last year. The current accident year casualty loss ratio for 2017 improved by 0.8 points compared to 2016 mainly due to lower reported claims frequency as compared to the same period last year.

The calendar year loss ratio for the years ended December 31, 2018, 2017, and 2016 includes a decrease of $7.3 million, or 3.3% percentage points, a decrease of $39.4 million or 22.0% percentage points, and a decrease of $43.8 million or 23.1% percentage points, respectively, related to reserve development on prior accident years.  Please see Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 2.5 points from 42.5% for 2017 to 40.0% for 2018.  The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above offset by an increase in contingent commissions.

The expense ratio improved 0.5 points from 43.0% for 2016 to 42.5% for 2017.

Personal Lines

The components of income from the Company’s Personal Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018 (3)	2017 (3)	Change	2017 (3)	2016 (3)	Change
Gross premiums written (1)	$249,906	$249,777	0.1%	$249,777	$302,947	(17.6%)
Net premiums written	$197,687	$209,799	(5.8%)	$209,799	$228,183	(8.1%)
Net premiums earned	$198,016	$215,983	(8.3%)	$215,983	$237,555	(9.1%)
Other income	1,938	6,288	(69.2%)	6,288	3,712	69.4%
Total revenues	199,954	222,271	(10.0%)	222,271	241,267	(7.9%)
Losses and expenses:
Net losses and loss adjustment expenses	163,889	165,798	(1.2%)	165,798	174,528	(5.0%)
Acquisition costs and other underwriting expenses (2)	85,561	93,113	(8.1%)	93,113	99,109	(6.0%)
Underwriting income (loss)	$(49,496)	$(36,640)	(35.1%)	$(36,640)	$(32,370)	(13.2%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2018 (3)	2017 (3)	Change	2017 (3)	2016 (3)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	89.1%	79.8%	9.3	79.8%	73.5%	6.3
Prior accident year	(6.4%)	(3.1%)	(3.3)	(3.1%)	(—%)	(3.1)
Calendar year loss ratio	82.7%	76.7%	6.0	76.7%	73.5%	3.2
Expense ratio	43.2%	43.1%	0.1	43.1%	41.7%	1.4
Combined ratio	125.9%	119.8%	6.1	119.8%	115.2%	4.6

NM – not meaningful

(1)

Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of $2.1 million, ($1.3) million, and $35.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.

(2)

Includes excise tax related to cessions from the Company’s Personal Lines to its Reinsurance Operations of $0.5 million, $0.9 million, and $0.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Years Ended December 31,
	2018		2017		2016
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$90,487	54.1%	$98,676	53.8%	$91,521	45.1%
Effect of prior accident year	(6,225)	(3.7%)	(3,933)	(2.1%)	39	—
Non catastrophe property losses and ratio (2)	$84,262	50.4%	$94,743	51.7%	$91,560	45.1%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$68,424	40.9%	$51,015	27.8%	$58,590	28.8%
Effect of prior accident year	(784)	(0.5%)	(2,188)	(1.2%)	(20)	—
Catastrophe losses and ratio (2)	$67,640	40.4%	$48,827	26.6%	$58,570	28.8%
Total property losses and ratio excluding the effect of prior accident year (1)	$158,911	95.0%	$149,691	81.6%	$150,111	73.9%
Effect of prior accident year	(7,009)	(4.2%)	(6,121)	(3.3%)	19	—
Total property losses and ratio (2)	$151,902	90.8%	$143,570	78.3%	$150,130	73.9%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$17,613	57.3%	$22,711	69.8%	$24,398	70.9%
Effect of prior accident year	(5,626)	(18.3%)	(483)	(1.5%)	—	—
Total Casualty losses and ratio (2)	$11,987	39.0%	$22,228	68.3%	$24,398	70.9%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$176,524	89.1%	$172,402	79.8%	$174,509	73.5%
Effect of prior accident year	(12,635)	(6.4%)	(6,604)	(3.1%)	19	—
Total net losses and loss adjustment expense and total loss ratio (2)	$163,889	82.7%	$165,798	76.7%	$174,528	73.5%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2018.

Other Income

Other income was $1.9 million, $6.3 million and $3.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. In 2018, other income is primarily comprised of fee income.  In 2017 and 2016, other income is comprised of fee income, commission income and accrued interest on the anticipated indemnification of unpaid losses and loss adjustment expense reserves. In accordance with a dispute resolution agreement between Global Indemnity Group, Inc. and American Bankers Group, Inc., any variance paid related to the loss indemnification was subjected to interest of 5% compounded semi-annually.  The reduction in other income is primarily due to the Company settling its final reserve calculation with American Bankers Group, Inc. with an effective date of December 31, 2017 resulting in no interest on the loss indemnification being accrued in 2018.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018	2017	Change	2017	2016	Change
Property losses
Catastrophe	$68,424	$51,015	34.1%	$51,015	$58,590	(12.9%)
Non-catastrophe	90,487	98,676	(8.3%)	98,676	91,521	7.8%
Property losses	158,911	149,691	6.2%	149,691	150,111	(0.3%)
Casualty losses	17,613	22,711	(22.4%)	22,711	24,398	(6.9%)
Total accident year losses	$176,524	$172,402	2.4%	$172,402	$174,509	(1.2%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2018	2017	Change	2017	2016	Change
Current accident year loss ratio:
Property
Catastrophe	40.9%	27.8%	13.1	27.8%	28.8%	(1.0)
Non-catastrophe	54.1%	53.8%	0.3	53.8%	45.1%	8.7
Property loss ratio	95.0%	81.6%	13.4	81.6%	73.9%	7.7
Casualty loss ratio	57.3%	69.8%	(12.5)	69.8%	70.9%	(1.1)
Total accident year loss ratio	89.1%	79.8%	9.3	79.8%	73.5%	6.3

The current accident year catastrophe loss ratio for 2018 increased by 13.1 points compared to 2017.  The increase recognizes a higher claims frequency and severity compared to last year.  The 2018 accident year loss ratio reflects the impact from multiple large catastrophes, including the Carr & Camp California wildfires and Hurricane Michael.  There were also many smaller catastrophes impacting the 2018 accident year.  The Company is taking action to reduce property exposure in California. The current accident year catastrophe loss ratio for 2017 improved by 1.0 point compared to 2016.  2016 included net losses from the Tennessee wildfires as well as some smaller catastrophes.  2017 included catastrophe losses from hurricanes Harvey, Irma, and Maria as well as losses from the California wildfires.

The current accident year non-catastrophe loss ratio for 2018 increased by 0.3 points compared to 2017 mainly due to a slightly higher claims frequency compared to last year.   The current accident year non-catastrophe loss ratio for 2017 increased by 8.7 point compared to 2016 mainly due to higher claims frequency and severity compared to last year.

The current accident year casualty loss ratio for 2018 improved by 12.5 points compared to 2017 driven primarily by a lower claims frequency.  The current accident year casualty loss ratio for 2017 improved by 1.1 points compared to 2016 mainly due to lower reported claims frequency as compared to the same period last year.

The calendar year loss ratio for the years ended December 31, 2018, 2017, and 2016 includes a decrease of $12.6 million, or 6.4 percentage points, a decrease of $6.6 million, or 3.1 percentage points, and an increase of less than $0.1 million, or less than 0.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.1 points from 43.1% for 2017 to 43.2% for 2018 mainly due to a reduction in net earned premiums as discussed above partially offset by a reduction in commission expense due to mix of business.

The expense ratio increased 1.4 points from 41.7% for 2016 to 43.1% for 2017 primarily due to a reduction in Personal Lines’ net premiums earned in 2017 as compared to 2016 as a result of underwriting actions taken to improve profitability.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018 (1)	2017 (1)	Change	2017 (1)	2016 (1)	Change
Gross premiums written	$48,043	$53,887	(10.8%)	$53,887	$59,837	(9.9%)
Net premiums written	$48,033	$53,933	(10.9%)	$53,933	$59,801	(9.8%)
Net premiums earned	$51,402	$43,253	18.8%	$43,253	$41,568	4.1%
Other income (loss)	(210)	216	(197.2%)	216	(224)	(196.4%)
Total revenues	51,192	43,469	17.8%	43,469	41,344	5.1%
Losses and expenses:
Net losses and loss adjustment expenses	56,260	40,580	38.6%	40,580	14,074	188.3%
Acquisition costs and other underwriting expenses	17,846	14,630	22.0%	14,630	16,064	(8.9%)
Underwriting income (loss)	$(22,914)	$(11,741)	95.2%	$(11,741)	$11,206	NM

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2018 (1)	2017 (1)	Change	2017 (1)	2016 (1)	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	126.8%	112.2%	14.6	112.2%	66.3%	45.9
Prior accident year	(17.3%)	(18.4%)	1.1	(18.4%)	(32.4%)	14.0
Calendar year loss ratio (3)	109.5%	93.8%	15.7	93.8%	33.9%	59.9
Expense ratio	34.7%	33.8%	0.9	33.8%	38.6%	(4.8)
Combined ratio	144.2%	127.6%	16.6	127.6%	72.5%	55.1

NM – not meaningful

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

Reconciliation of non-GAAP financial ratios

The table above includes a reconciliation of the current accident year loss ratio, which is a non-GAAP ratio, to its calendar year loss ratio, which is its most directly comparable GAAP ratio.  The Company believes this non-GAAP ratio is useful to investors when evaluating the Company's underwriting performance as trends in the Company's Reinsurance Operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP ratio and does not reflect the overall underwriting profitability of the Company.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income (Loss)

Reinsurance Operations recognized other loss of $0.2 million in 2018, other income of $0.2 million in 2017, and a loss of $0.2 million in 2016.  Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2018 increased by 14.6 points compared to 2017. The increase is driven by higher losses in the property catastrophe contracts.  The 2018 accident year loss ratio reflects the impact from multiple large catastrophes, including Typhoons Jebi & Trami, Hurricanes Florence & Michael, and the California wildfires.   The current accident year loss ratio for 2017 increased by 45.9 points compared to 2016. The increase in the loss ratio was mainly attributable to the higher impact from catastrophes, primarily hurricanes Harvey, Irma, and Maria as well as the 2017 California wildfires, as compared to the same period last year.

The calendar year loss ratio for the years ended December 31, 2018, 2017, and 2016 includes a decrease of $8.9 million, or 17.3 percentage points, a decrease of $7.9 million or 18.4 percentage points, and a decrease of $13.5 million or 32.4 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio increased 0.9 points from 33.8% for 2017 to 34.7% for 2018.  This was primarily due to the expense ratio for 2017 being lower than it otherwise would have been due to receiving a federal excise tax refund related to prior years during the year ended December 31, 2017.

The expense ratio improved 4.8 points from 38.6% for 2016 to 33.8% for 2017.  The improvement in the expense ratio is primarily due to receiving a federal excise tax refund related to prior years as well as lower contingent commission.

Unallocated Corporate Items

The Company’s investment grade fixed income portfolio excluding cash continues to maintain high quality with an A+ average rating and a duration of 3.1 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2018	2017	Change	2017	2016	Change
Gross investment income (1)	$49,178	$42,250	16.4%	$42,250	$39,151	7.9%
Investment expenses	(2,836)	(2,927)	(3.1%)	(2,927)	(5,168)	(43.4%)
Net investment income	$46,342	$39,323	17.8%	$39,323	$33,983	15.7%

(1)	Excludes realized gains and losses

Gross investment income for 2018 increased by 16.4% compared to 2017. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to extending duration in 2017, and increased returns from alternative investments.  Gross investment income for 2017 increased by 7.9% compared to 2016.  The increase was primarily due to the increase in yield and a larger fixed maturities portfolio resulting from $130.0 million in borrowings offset by a reduction in the investment portfolio of $83.0 million for a share redemption in December, 2017.

Investment expenses for 2018 decreased by 3.1% compared to 2017. The decrease was primarily due to reduced fees related to the custody of the Company’s investment portfolio during 2018. Investment expenses for 2017 decreased by 43.4% compared to 2016.  The decrease in investment expense in 2017 is mainly attributable to $1.5 million in upfront fees paid in 2016 to enter into a new investment in middle market corporate debt and equity investments in limited liability companies.

At December 31, 2018, the Company held agency mortgage-backed securities with a market value of $21.0 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.1 years as of December 31, 2018, compared with 3.2 years as of December 31, 2017.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.9 years as of December 31, 2018, compared to 3.0 years  as of December 31, 2017.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At December 31, 2018, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.1% compared with 2.7% at December 31, 2017.  The embedded book yield on the $95.6 million of municipal bonds in the Company’s portfolio, which includes $94.9 million of taxable municipal bonds, was 3.2% at December 31, 2018, compared to an embedded book yield of 3.0% on the Company’s municipal bond portfolio of $95.1 million at December 31, 2017.

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

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Common stock	$(16,101)	$3,547	$27,049
Fixed maturities	(2,467)	710	2,515
Interest rate swap	2,117	(75)	(1,110)
Other than temporary impairment losses	(456)	(2,606)	(6,733)
Net realized investment gains (losses)	$(16,907)	$1,576	$21,721

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2018, 2017, and 2016.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $29.8 million, $25.7 million, and $17.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.  The increase in 2018 as compared to 2017 is primarily due to an increase in professional fees.  The increase in  2017 as compared to 2016 is primarily due to incurring a $11.0 million advisory fee related to the redemption and other services performed, whereas, 2016 included cost incurred in connection with the re-domestication in 2016 of $4.2 million.

Interest Expense

Interest expense was $19.7 million, $16.9 million, and $8.9 million during the years ended December 31, 2018, 2017, and 2016, respectively.  The increase in 2018 as compared to 2017 as well as the increase in 2017 as compared to 2016 is primarily due to the Company’s $130 million debt offering in March, 2017.

See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax benefit was $19.2 million for the year ended December 31, 2018 compared with income tax benefit of $0.5 million for the year ended December 31, 2017.  The increase in the income tax benefit is primarily due to a $17.5 million tax expense recorded in 2017 as a result of the TCJA enacted in 2017 resulting in lowering the tax rate from 35% to 21% offset by an increase in losses incurred by the Company’s non-U.S. operations in 2018 compared to 2017.  The income tax benefit was $0.5 million for the year ended December 31, 2017 compared with income tax benefit of $2.3 million for the year ended December 31, 2016.   The decrease in the income tax benefit is primarily due to incurring a provisional tax expense of $17.5 million related to the reduction in the deferred tax asset as a result of the TCJA enacted on December 22, 2017 which lowered the U.S. tax rate from 35% to 21% offset by a $18.4 million tax benefit primarily due to an increase in losses incurred in the Company’s U.S. operations for 2017 compared to 2016.

See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $56.7 million, net loss of $9.6 million, and net income of $49.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Global Indemnity’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, dividend payments to shareholders, and share repurchases.  In order to meet their short term and long term needs, the Company’s principal sources of cash includes dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

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

See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by Global Indemnity’s U.S. insurance companies in 2018 and the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2019.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  Based upon the total statutory capital plus the statutory surplus as set out in its 2018 statutory financial statements that will be filed in 2019, the Company believes Global Indemnity Reinsurance could pay a dividend of up to $223.9 million without requesting BMA approval.  For 2019, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  In 2018, Global Indemnity Reinsurance declared  and paid a dividend of $50.0 million to its parent, Global Indemnity. In addition, Global Indemnity Reinsurance paid a dividend of $20.0 million in 2018, which was previously declared in 2017, to Global Indemnity.

Surplus Levels

Global Indemnity’s U.S. insurance companies are required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis.  Policyholders' surplus is calculated by subtracting total liabilities from total assets.  The NAIC has risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer's assets and liabilities and mix of net premiums written.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action.  Based on the standards currently adopted, the policyholders’ surplus of each of the U.S. insurance companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Sources of operating funds consist primarily of net premiums written and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the new dividend policy, funds may also be used in the future to pay dividends to shareholders of Global Indemnity Limited.

The Company’s reconciliation of net income (loss) to net cash provided by (used for) operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities in 2018, 2017, and 2016 was $42.1 million, ($18.9) million and ($19.2) million, respectively.

In 2018, the increase in operating cash flows of approximately $61.0 million from the prior year was primarily a net result of the following items:

	2018	2017	Change
Net premiums collected	$476,885	$422,075	$54,810
Net losses paid	(298,616)	(266,238)	(32,378)
Underwriting and corporate expenses	(218,429)	(202,055)	(16,374)
Net investment income	57,430	41,927	15,503
Net federal income taxes recovered (paid)	(859)	(114)	(745)
Recovery of loss indemnification (1)	45,045	—	45,045
Interest paid	(19,387)	(14,504)	(4,883)
Net cash provided by (used for) operating activities	$42,069	$(18,909)	$60,978

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

In 2017, the increase in operating cash flows of approximately $0.3 million from the prior year was primarily a net result of the following items:

	2017	2016	Change
Net premiums collected	$422,075	$480,799	$(58,724)
Net losses paid	(266,238)	(321,188)	54,950
Underwriting and corporate expenses	(202,055)	(217,845)	15,790
Net investment income	41,927	43,105	(1,178)
Net federal income taxes recovered (paid)	(114)	4,694	(4,808)
Interest paid	(14,504)	(8,771)	(5,733)
Net cash provided by (used for) operating activities	$(18,909)	$(19,206)	$297

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy.  The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments.  With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality.  The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations.  The fixed income portfolio currently has a duration of 2.87 years which allows the Company to defensively position itself during the current low interest rate environment.

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

Global Indemnity has adopted a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates an dividend rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2018, there are currently 14,228,678 shares issued and outstanding.

During each quarter of 2018, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, September 27, 2018, and December 24, 2018.  Quarterly dividends of $3.5 million were paid on March 29, 2018, June 29, 2018, October 1, 2018 and December 31, 2018.

As of December 31, 2018, the Company also had future funding commitments of $34.7 million related to investments.  The timing of commitments related to investments is uncertain.

On March 8, 2018, the Company settled its final reserve calculation which resulted in the recovery of $41.5 million in accordance with the Stock Purchase Agreement between Global Indemnity Group, Inc. and American Bankers Insurance Group, Inc. for the purchase of American Reliable.

Quota Share Arrangements and Intercompany Pooling Arrangement

For 2016 and 2017, the Company’s U.S. insurance companies participated in quota share reinsurance agreements with Global Indemnity Reinsurance whereby 40% of the net retained business of the U.S. insurance companies was ceded to Global Indemnity Reinsurance.  These agreements exclude named storms.  As a result of the enactment of the TCJA, effective January 1, 2018, premiums being ceded under the quota share arrangement could potentially be subject to a 10% BEAT tax.  As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies terminated the quota share arrangement effective January 1, 2018.

Global Indemnity Reinsurance is an unauthorized reinsurer.  As a result, any losses and unearned premiums that were ceded to Global Indemnity Reinsurance by the U.S. insurance companies prior to the termination of the quota share arrangement must be collateralized.  To satisfy this requirement, Global Indemnity Reinsurance has set up custodial trust accounts on behalf of the U.S. insurance companies.

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

Capital Resources

As a result of the changes in the worldwide tax environment, several of the intercompany financing structures were restructured in 2018.

As of December 31, 2017, U.A.I. (Luxembourg) Investment S.à.r.l. had a note receivable due from Global Indemnity Limited in the amount of $1.0 million.  This loan was a demand loan which bore interest at 4.38%.  In July, 2018, this note receivable of $1.0 million was assigned to GBLI (Barbados) Limited and the related accrued interest of $2.0 million was assigned to Global Indemnity Reinsurance in order to satisfy dividends declared.  See below for additional information on the July, 2018 dividend.  This note was then converted into an interest free loan.  As of December 31, 2018, GBLI (Barbados) Limited was due $1.0 million from Global Indemnity Limited and Global Indemnity Reinsurance had an accrued interest receivable due from Global Indemnity Limited of $2.0 million.

As of December 31, 2018 and 2017, Global Indemnity Reinsurance held a note receivable due from Global Indemnity Limited in the amount of $33.0 million.  This note is non-interest bearing.

As of December 31, 2017, U.A.I. (Luxembourg) Investment S.à.r.l. held two promissory notes in the amounts of $175 million and $110 million and three loans in the amount of $125.0 million, $100.0 million, and $120.0 million from Global Indemnity Group, Inc.  The $175.0 million and $110.0 million notes bore interest at 6.64% and 6.20%, respectively, and were scheduled to mature in 2018 and 2020, respectively.  The $125.0 million, $100.0 million, and $120.0 million loans bore interest at 5.78%, 8.06%, and 8.15%, respectively, and were scheduled to mature in 2024, 2045, and 2047, respectively.  In July, 2018, Global Indemnity Group, Inc. redeemed the $175.0 million promissory note and $55.0 million of the $110.0 million promissory note.  As payment to U.A.I. (Luxembourg) Investment S.à.r.l., Global Indemnity Group, Inc. assigned the $230.0 million promissory note from Global Indemnity Limited that was issued in connection with the co-obligor transaction discussed below.  In November, 2018, U.A.I. (Luxembourg) Investment S.à.r.l. contributed the remaining $55.0 million on the $110.0 million promissory note and the three loans in the amount of $125.0 million, and $100.0 million, and $120.0 million to its wholly owned subsidiary, GBLI (Ireland) Limited and GBLI (Ireland) Limited contributed these notes to Global Indemnity Group Limited.  The notes were subsequently converted to non-interest bearing notes.  As of December 31, 2018, Global Indemnity Group, Inc. owed $402.3 million to Global Indemnity Group Limited.

As of December 31, 2017, Global Indemnity Limited owed $181.5 million to U.A.I. (Luxembourg) Investment S.à.r.l. under a demand line of credit which bore interest at 1.2%.  In July, 2018, this note receivable of $181.5 million was assigned to GBLI (Barbados) Limited and the related accrued interest of $9.6 million was assigned to Global Indemnity Reinsurance in order to satisfy dividends declared.  See below for additional information on the July, 2018 dividend.  This note was then converted into an interest free loan.  As of December 31, 2018, GBLI (Barbados) Limited was due $181.5 million from Global Indemnity Limited and Global Indemnity Reinsurance had an accrued interest receivable due from Global Indemnity Limited of $10.4 million.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Global Indemnity Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%.  Effective October 31, 2013, AIS assigned all of its rights, obligations, duties, and liabilities under the notes to Global Indemnity Group, Inc.  As of December 31, 2018, there was $5.0 million outstanding on the note payable, with accrued interest of $0.2 million payable to AIS and $1.6 million payable to Global Indemnity Group, Inc.

As of December 31, 2018, Global Indemnity Limited owed $75.0 million to Global Indemnity Group Limited under a loan agreement which bears interest at the Applicable Federal Rate of 1.11%.  Accrued interest was $2.2 million as of December 31, 2018.

In November, 2018, Global Indemnity Group Limited, a wholly owned subsidiary of Global Indemnity Group, Inc., issued three Bonus Debentures to GBLI (Ireland) Limited in the amount of $150.0 million due 2028, $150.0 million due 2033, and $102.3 million due 2038.  The Debentures bear interest at a rate of 3.22% per year and are guaranteed by Global Indemnity Group, Inc.  Interest paid on these notes is not deductible by Global Indemnity Group, Inc. or Global Indemnity Group Limited.  As of December 31, 2018, there was $402.3 million outstanding on these Bonus Debentures with accrued interest of $1.7 million.

On April 25, 2018 the Company and Global Indemnity Group, Inc., an indirect wholly owned subsidiary of the Company, entered into an agreement pursuant to which Global Indemnity Group, Inc. agreed to become a subordinated co-obligor with respect to the 7.75% subordinated notes due 2045 and the 7.875% subordinated notes due 2047.  Global Indemnity Group, Inc. has agreed to pay all amounts due and payable in respect of the subordinated note obligations, including, without limitation, the payment of principal of and interest on each series of notes.   In consideration for becoming a subordinated co-obligor on the subordinated notes, Global Indemnity Group, Inc. received a promissory note from the Company with a principal amount of $230 million at an interest rate of 7.825% per annum due on April 15, 2047.  Global Indemnity Group, Inc. assigned the $230 million promissory note from the Company to U.A.I. (Luxembourg) Investment S.à.r.l. as payment on $230 million of the outstanding debt owed to U.A.I. (Luxembourg) Investment S.à.r.l. by Global Indemnity Group, Inc. as discussed above.   In connection with the July, 2018 dividend payment discussed below, this loan was assigned from U.A.I. (Luxembourg) Investment S.à.r.l. to GBLI (Barbados) Limited and the loan was converted to non-interest bearing.  As of December 31, 2018, Global Indemnity Limited had $230.0 million outstanding on the loan with GBLI (Barbados) Limited, with accrued interest of $4.9 million payable to Global Indemnity Reinsurance Company, Ltd.

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

In November, 2018, U.A.I. (Luxembourg) Investment S.à.r.l. declared and paid a dividend totaling $128.6 million.  The ultimate recipient of this dividend was Global Indemnity Reinsurance.  This dividend was satisfied by the assignment of $21.9 million in accrued interest receivables on intercompany notes, $87.5 million in fixed income securities, $19.4 million in other invested assets, and $0.2 million of intercompany payables.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidating financial statements.

As of December 31, 2018, the Company had available a margin borrowing facility.   The borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 2.7% and 1.6% at December 31, 2018 and 2017, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. As of December 31, 2018, approximately $83.2 million in securities were deposited as collateral to support borrowings.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $65.8 million and $72.2 million as of December 31, 2018 and 2017, respectively.

The Company entered into two $100 million derivative instruments.  Due to fluctuations in interest rates, the Company received $4.5 million and paid $1.5 million in connection with these derivative instruments for the years ended December 31, 2018 and 2017, respectively.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations.  As of December 31, 2018, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$28,647	$2,435	$4,552	$5,221	$16,439
Commitments to fund limited liability investments (2)	34,714	34,714	—	—	—
Subordinated notes due 2045 (3)	307,313	7,750	15,500	15,500	268,563
Subordinated notes due 2047 (4)	421,769	10,238	20,475	20,475	370,581
Unpaid losses and loss adjustment expenses obligations (5)	680,031	297,854	242,771	83,643	55,763
Total	$1,472,474	$352,991	$283,298	$124,839	$711,346

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)

Represents future funding commitment of the Company’s participation in two separate limited partnership investments.  See Note 14 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on these commitments.

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

Future increases in inflation could result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and resulting in unrealized losses and reductions in shareholders' equity.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may include forward-looking statements within the meaning of Section 21E of the Security Exchange Act of 1934, as amended, that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are statements that are not historical facts.  These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "project," "plan," "seek," "intend," or "anticipate" or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

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

Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices.  The Company’s consolidated balance sheets includes the estimated fair values of assets that are subject to market risk.  The Company’s primary market risks are interest rate risk and credit risks associated with investments in fixed maturities, equity price risk associated with investments in equity securities, and foreign exchange risk associated with premium received that is denominated in foreign currencies.  Each of these risks is discussed in more detail below.  The Company has no commodity risk.

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

As of December 31, 2018, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,312,229	$77,074	6.2%
(100)	1,273,568	38,413	3.1%
No change	1,235,155	-	0%
100	1,198,594	(36,561)	(3.0%)
200	1,162,651	(72,504)	(5.9%)

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

As of December 31, 2018, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statements of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)
Basis Point Change	Market Value	Change in Market Value and Impact to Consolidated Statements of Operations
(200)	$(23,858)	$(19,796)
(100)	(13,689)	(9,627)
No change	(4,062)	-
100	5,053	9,115
200	13,685	17,747

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.
As of December 31, 2018, the Company had approximately $19.6 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2018, approximately $19.3 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.3 million were rated below investment grade. As of December 31, 2017, the Company had approximately $29.6 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2017, approximately $29.2 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.5 million were rated below investment grade. There were no impairments recognized on these investments during the years ended December 31, 2018 or 2017.

In addition, the Company has credit risk exposure to its general agencies and reinsurers.  The Company seeks to mitigate and control its risks to producers by typically requiring its general agencies to render payments within no more than 45 days after the month in which a policy is effective and including provisions within the Company’s general agency contracts that allow it to terminate a general agency's authority in the event of non-payment.

With respect to its credit exposure to reinsurers, the Company seeks to mitigate and control its risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation.  In addition, the Company seeks to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral.

Equity Price Risk

In 2018, the strategy for the Company’s equity portfolio followed a large cap value approach.  This investment style placed primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

The Company compares the results of the Company’s equity portfolio to a customized benchmark which is the S&P 500 Value excluding financials.  To protect against equity price risk, the sector exposures within the Company’s equity portfolio closely correlate to the sector exposures within the custom benchmark index. In 2018, the Company’s common stock portfolio returned a net loss of 8.5%, not including investment advisor fees, compared to the benchmark loss of 7.2%.

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

As of December 31, 2018, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices.  The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$99,798	(3.1%)
(10%)	112,272	(1.6%)
No change	124,747	—
10%	137,222	1.6%
20%	149,696	3.1%

(1)	Net of 21% tax

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Limited (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, PA

March 14, 2019

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2018	December 31, 2017
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,257,830 and $1,243,144)	$1,235,155	$1,241,437
Equity securities, at fair value	124,747	140,229
Other invested assets	50,753	77,820
Total investments	1,410,655	1,459,486
Cash and cash equivalents	99,497	74,414
Premiums receivable, net	87,679	84,386
Reinsurance receivables, net	114,418	105,060
Funds held by ceding insurers	49,206	45,300
Federal income taxes receivable	10,866	10,332
Deferred federal income taxes	48,589	26,196
Deferred acquisition costs	61,676	61,647
Intangible assets	22,020	22,549
Goodwill	6,521	6,521
Prepaid reinsurance premiums	20,594	28,851
Receivable for securities sold	15	1,543
Other assets	28,530	75,384
Total assets	$1,960,266	$2,001,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$680,031	$634,664
Unearned premiums	281,912	285,397
Ceded balances payable	14,994	10,851
Contingent commissions	10,636	7,984
Debt	288,565	294,713
Other liabilities	55,069	49,666
Total liabilities	1,331,207	1,283,275
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,171,954 and 10,102,927, respectively; A ordinary shares outstanding: 10,095,312 and 10,073,376, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	438,182	434,730
Accumulated other comprehensive income, net of taxes	(21,231)	8,983
Retained earnings	215,132	275,838
A ordinary shares in treasury, at cost: 76,642 and 29,551 shares, respectively	(3,026)	(1,159)
Total shareholders’ equity	629,059	718,394
Total liabilities and shareholders’ equity	$1,960,266	$2,001,669

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Gross premiums written	$547,897	$516,334	$565,845
Net premiums written	$472,547	$450,180	$470,940
Net premiums earned	$467,775	$438,034	$468,465
Net investment income	46,342	39,323	33,983
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(456)	(2,606)	(6,733)
Other net realized investment gains (losses)	(16,451)	4,182	28,454
Total net realized investment gains (losses)	(16,907)	1,576	21,721
Other income	1,728	6,582	10,345
Total revenues	498,938	485,515	534,514
Losses and Expenses:
Net losses and loss adjustment expenses	334,625	269,212	264,003
Acquisition costs and other underwriting expenses	190,778	183,733	196,650
Corporate and other operating expenses	29,766	25,714	17,338
Interest expense	19,694	16,906	8,905
Income (loss) before income taxes	(75,925)	(10,050)	47,618
Income tax benefit	(19,229)	(499)	(2,250)
Net income (loss)	$(56,696)	$(9,551)	$49,868
Per share data:
Net income (loss) (1)
Basic	$(4.02)	$(0.55)	$2.89
Diluted	$(4.02)	$(0.55)	$2.84
Weighted-average number of shares outstanding
Basic	14,088,883	17,308,663	17,246,717
Diluted	14,088,883	17,308,663	17,547,061
Cash dividends declared per share	$1.00	$—	$—

(1)	For the years ended December 31, 2018 and 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for each of these periods.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(56,696)	$(9,551)	$49,868
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(20,748)	9,677	10,058
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(3)	(3)	(3)
Reclassification adjustment for gains included in net income	2,450	(848)	(14,809)
Unrealized foreign currency translation gains	(1,885)	775	58
Other comprehensive income (loss), net of tax	(20,186)	9,601	(4,696)
Comprehensive income (loss), net of tax	$(76,882)	$50	$45,172

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2018	2017	2016
Number of A ordinary shares issued:
Number at beginning of period	10,102,927	13,436,548	16,424,546
Ordinary shares issued under share incentive plans	37,381	2,204	115,711
Ordinary shares issued to directors	31,646	27,121	35,185
Ordinary shares redeemed	—	(3,397,031)	—
Adjustment for shares redeemed indirectly owned by subsidiary	—	34,085	—
Reduction in treasury shares due to redomestication	—	—	(3,138,894)
Number at end of period	10,171,954	10,102,927	13,436,548
Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366
Par value of A ordinary shares:
Balance at beginning of period	$1	$1	$2
Reduction in treasury shares due to redomestication	—	—	(1)
Balance at end of period	$1	$1	$1
Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1
Additional paid-in capital:
Balance at beginning of period	$434,730	$430,283	$529,872
Reduction in treasury shares due to redomestication	—	—	(103,248)
Adjustment for shares redeemed indirectly owned by subsidiary	—	706	-
Share compensation plans	3,452	3,741	3,532
Tax benefit on share-based compensation expense	—	—	127
Balance at end of period	$438,182	$434,730	$430,283
Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$8,983	$(618)	$4,078
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(18,298)	8,829	(4,751)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(3)	(3)	(3)
Unrealized foreign currency translation gains	(1,885)	775	58
Other comprehensive income (loss)	(20,186)	9,601	(4,696)
Cumulative effect adjustment resulting from adoption of new accounting guidance	(10,028)	—	—
Balance at end of period	$(21,231)	$8,983	$(618)
Retained earnings:
Balance at beginning of period	$275,838	$368,284	$318,416
Cumulative effect adjustment resulting from adoption of new accounting guidance	10,198	—	—
Ordinary shares redeemed	—	(83,015)	—
Adjustment for gain on shares redeemed indirectly owned by subsidiary	—	120	—
Net income (loss)	(56,696)	(9,551)	49,868
Dividends to shareholders	(14,208)	—	—
Balance at end of period	$215,132	$275,838	$368,284
Number of treasury shares:
Number at beginning of period	29,551	—	3,110,795
A ordinary shares purchased	45,233	29,551	28,099
Retirement of treasury shares	1,858
Reduction in treasury shares due to redomestication	—	—	(3,138,894)
Number at end of period	76,642	29,551	—
Treasury shares, at cost:
Balance at beginning of period	$(1,159)	$—	$(102,443)
A ordinary shares purchased, at cost	(1,813)	(1,159)	(805)
Retirement of treasury shares	(54)	—	—
Reduction in treasury shares due to redomestication	—	—	103,248
Balance at end of period	$(3,026)	$(1,159)	$—
Total shareholders’ equity	$629,059	$718,394	$797,951

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(56,696)	$(9,551)	$49,868
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	7,019	6,505	6,312
Amortization of debt issuance costs	264	232	123
Restricted stock and stock option expense	3,452	3,741	3,531
Deferred federal income taxes	(19,554)	(1,018)	(2,727)
Amortization of bond premium and discount, net	5,925	7,899	9,828
Net realized investment (gains) losses	16,907	(1,576)	(21,721)
Gain on the disposition of subsidiary	—	—	(6,857)
Changes in:
Premiums receivable, net	(3,293)	7,708	(2,849)
Reinsurance receivables, net	(9,358)	38,714	(28,180)
Funds held by ceding insurers	(5,791)	(31,635)	2,923
Unpaid losses and loss adjustment expenses	45,367	(16,378)	(29,005)
Unearned premiums	(3,485)	(1,587)	699
Ceded balances payable	4,143	(3,824)	10,086
Other assets and liabilities, net	46,823	(27,061)	(15,065)
Contingent commissions	2,652	(1,470)	(1,615)
Federal income tax receivable/payable	(534)	406	5,047
Deferred acquisition costs, net	(29)	(3,746)	(1,384)
Prepaid reinsurance premiums	8,257	13,732	1,780
Net cash provided by (used for) operating activities	42,069	(18,909)	(19,206)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	293,348	918,439	381,389
Proceeds from sale of equity securities	35,639	32,218	111,156
Proceeds from maturity of fixed maturities	55,182	145,475	86,009
Proceeds from other invested assets	43,377	12,299	4,260
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $1,269	—	—	16,922
Amount received (paid) in connection with derivatives	4,392	1,464	(1,010)
Purchases of fixed maturities	(370,536)	(1,078,199)	(437,690)
Purchases of equity securities	(36,258)	(36,647)	(109,940)
Purchases of other invested assets	(16,309)	(24,000)	(14,125)
Acquisition of business	(3,515)	—	—
Net cash provided by (used for) investing activities	5,320	(28,951)	36,971
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(6,412)	5,584	(9,000)
Redemption of ordinary shares	—	(83,015)	—
Proceeds from issuance of subordinated notes	—	130,000	—
Debt issuance cost	—	(4,246)	(14)
Dividends paid to shareholders	(14,027)	—	—
Purchases of A ordinary shares	(1,867)	(1,159)	(805)
Tax benefit on share-based compensation expense	—	—	127
Net cash provided by (used for) financing activities	(22,306)	47,164	(9,692)
Net change in cash and cash equivalents	25,083	(696)	8,073
Cash and cash equivalents at beginning of period	74,414	75,110	67,037
Cash and cash equivalents at end of period	$99,497	$74,414	$75,110

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

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment.  As a result, the composition of the Company’s reportable segments changed slightly.  Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment.  In addition, one of the small commercial programs written by American Reliable Insurance Company (“American Reliable”), which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment.  Accordingly, the segment results for 2016 have been revised to reflect these changes.   See Note 19 for additional information regarding segments.

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

On January 1, 2018, the Company adopted new accounting guidance which requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income.  Upon adoption, the Company recorded a cumulative effect adjustment, net of tax, of $10.0 million which reduced accumulated other comprehensive income and increased retained earnings.  During the year ended December 31, 2018, net realized investment gains (losses) included a loss of $22.0 million related to the change in the fair value of equity investments in accordance with this new accounting guidance.  In addition, under the new guidance, equity investments, are no longer classified into different categories as either trading or available for sale.  Prior to the adoption of this new guidance, equity securities were previously classified as available for sale.

On January 1, 2018, the Company adopted new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows.  Upon adoption, the Company made a policy election to use the cumulative earnings approach for presenting distributions received from equity method investees.  Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section.  Prior to adoption, all distributions received from equity method investees were presented in the investing section of the consolidated statements of cash flows.  The provisions of this accounting guidance were adopted on a retrospective basis.  As a result, the consolidated statement of cash flows for the years ended December 31, 2017 and 2016 that was included in the Form 10-K for the years ended December 31, 2017 and 2016 was restated.  For the years ended December 31, 2017 and 2016, net cash flows from operating activities was increased by $4.7 million and $5.2 million, respectively, and net cash flows from investing activities was reduced by $4.7 million and $5.2 million, respectively.

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

3.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, which are classified as available for sale, and equity securities are carried at their fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair values of the Company's fixed maturities and equity securities are determined on the basis of quoted market prices where available.  If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value.  In many instances, these services examine the pricing of similar instruments to estimate fair value.  The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities.  In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures.  The difference between amortized cost and fair value of the Company’s fixed maturity portfolio, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary.  Equity securities are measured at fair value with the changes in fair value recognized in net income.

For investments in limited liability companies and limited partnerships where the ownership interest is less than 3%, the Company carries these investments at fair value, and the change in the difference between cost and the fair value of the partnership interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.   The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company or limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the limited liability companies or limited partnerships is reflected in the consolidated statements of operations, and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $50.8 million and $77.8 million as of December 31, 2018 and 2017, respectively.  These amounts relate to investments in limited liability companies and limited partnerships.  The Company does not have access to daily valuations, therefore; the estimated fair value of the limited liability companies and limited partnerships are based on net asset value as a practical expedient for the limited liability companies and limited partnerships.

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

Prior to the implementation of new accounting guidance on January 1, 2018, management carefully reviewed all equities securities with unrealized losses to determine if a security should be impaired and further focuses on securities that had either:

(1)	persisted with unrealized losses for more than twelve consecutive months or
(2)	the value of the investment had been 20% or more below cost for six continuous months or more.

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2018, 2017, and 2016, please see Note 4 below.

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

At December 31, 2018 and 2017, the Company had approximately $77.4 million and $67.1 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors.  In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible.  For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due.  The allowance for bad debts was $2.3 million and $2.2 million as of December 31, 2018 and 2017, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors.  Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2018.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors.  Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2018.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.  As of December 31, 2018, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

The Company regularly reviews the collectability of reinsurance receivables.  An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due.  Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made.  The allowance for uncollectible reinsurance was $8.0 million as of December 31, 2018 and 2017.

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

The amortization of deferred acquisition costs for the years ended December 31, 2018, 2017, and 2016 was $118.0 million, $109.0 million, and $114.3 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income.  This evaluation is done at a distribution and product line level in Insurance Operations and at a treaty level in Reinsurance Operations.  Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.  No premium deficiency reserve existed as of December 31, 2018 or 2017.

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

Foreign Currency

The Company maintains investments and cash accounts in foreign currencies related to the operations of its business.  At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent.  The resulting gain or loss for foreign denominated fixed maturity investments is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period.  Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a loss of $2.9 million, a gain of $2.1 million, and a loss of $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

In addition, in 2018, other income is primarily comprised of fee income and foreign exchange gains and losses.  In 2017, other income is comprised of fee income on policies issued, commission income, accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserve, and foreign exchange gains and losses.

4.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2018 and 2017:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2018
Fixed maturities:
U.S. treasury and agency obligations	$79,766	$252	$(1,163)	$78,855	$—
Obligations of states and political subdivisions	95,629	322	(338)	95,613	—
Mortgage-backed securities	119,327	313	(1,786)	117,854	—
Asset-backed securities	185,430	336	(2,012)	183,754	—
Commercial mortgage-backed securities	206,236	338	(3,852)	202,722	—
Corporate bonds	452,692	243	(12,080)	440,855	—
Foreign corporate bonds	118,750	44	(3,292)	115,502	—
Total fixed maturities	1,257,830	1,848	(24,523)	1,235,155	—
Common stock	124,747	—	—	124,747	—
Other invested assets	50,753	—	—	50,753	—
Total	$1,433,330	$1,848	$(24,523)	$1,410,655	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2017
Fixed maturities:
U.S. treasury and agency obligations	$105,311	$562	$(1,193)	$104,680	$—
Obligations of states and political subdivisions	94,947	441	(274)	95,114	—
Mortgage-backed securities	150,237	404	(1,291)	149,350	—
Asset-backed securities	203,827	267	(393)	203,701	(1)
Commercial mortgage-backed securities	140,761	101	(1,067)	139,795	—
Corporate bonds	422,486	2,295	(1,391)	423,390	—
Foreign corporate bonds	125,575	377	(545)	125,407	—
Total fixed maturities	1,243,144	4,447	(6,154)	1,241,437	(1)
Common stock	124,915	18,574	(3,260)	140,229	—
Other invested assets	77,820	—	—	77,820	—
Total	$1,445,879	$23,021	$(9,414)	$1,459,486	$(1)

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 6% of shareholders' equity at December 31, 2018 and 5% of shareholders’ equity at December 31, 2017.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2018, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$89,515	$89,071
Due in one year through five years	417,967	412,006
Due in five years through ten years	230,869	221,311
Due in ten years through fifteen years	4,902	4,855
Due after fifteen years	3,584	3,582
Mortgage-backed securities	119,327	117,854
Asset-backed securities	185,430	183,754
Commercial mortgage-backed securities	206,236	202,722
Total	$1,257,830	$1,235,155

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2018.  Due to new accounting guidance implemented in 2018 regarding the treatment of gains and losses on equity securities, common stock is no longer included in the table:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$—	$—	$67,185	$(1,163)	$67,185	$(1,163)
Obligations of states and political subdivisions	22,802	(57)	28,179	(281)	50,981	(338)
Mortgage-backed securities	36,858	(408)	60,838	(1,378)	97,696	(1,786)
Asset-backed securities	96,085	(1,342)	50,506	(670)	146,591	(2,012)
Commercial mortgage-backed securities	44,596	(878)	127,557	(2,974)	172,153	(3,852)
Corporate bonds	285,997	(8,791)	115,052	(3,289)	401,049	(12,080)
Foreign corporate bonds	56,543	(1,795)	47,494	(1,497)	104,037	(3,292)
Total fixed maturities	$542,881	$(13,271)	$496,811	$(11,252)	$1,039,692	$(24,523)

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2018 concluded the unrealized losses discussed above are not other than temporary impairments.  The impairment evaluation process is discussed in the “Investment” section of Note 3 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of December 31, 2018, gross unrealized losses related to U.S. treasury and agency obligations were $1.163 million. All unrealized losses have been in an unrealized loss position for twelve months or greater and are rated AA+.  Macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of December 31, 2018, gross unrealized losses related to obligations of states and political subdivisions were $0.338 million.  Of this amount, $0.281 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better.  All factors that influence performance of the municipal bond market are considered in evaluating these securities.  The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of December 31, 2018, gross unrealized losses related to mortgage-backed securities were $1.786 million.  Of this amount, $1.378 million have been in an unrealized loss position for twelve months or greater. 99.1% of the unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”) - As of December 31, 2018, gross unrealized losses related to asset backed securities were $2.012 million. Of this amount, $0.670 million have been in an unrealized loss position for twelve months or greater.  93.7% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better.  The weighted average credit enhancement for the Company’s asset backed portfolio is 23.0.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  Every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2018, gross unrealized losses related to the CMBS portfolio were $3.852 million. Of this amount, $2.974 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 47.9.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of December 31, 2018, gross unrealized losses related to corporate bonds were $12.080 million.  Of this amount, $3.289 million have been in an unrealized loss position for twelve months or greater.  88.7% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better.  The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of December 31, 2018, gross unrealized losses related to foreign bonds were $3.292 million.  Of this amount, $1.497 million have been in an unrealized loss position for twelve months or greater.  69.5% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturities:
OTTI losses, gross	$(456)	$(31)	$(259)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—
Net impairment losses on fixed maturities recognized in earnings	(456)	(31)	(259)
Equity securities	—	(2,575)	(6,474)
Total	$(456)	$(2,606)	$(6,733)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2018, 2017, and 2016 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$13	$31	$31
Additions where no OTTI was previously recorded	—	—	—
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	—	(18)	—
Balance at end of period	$13	$13	$31

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2018 and 2017 was as follows:

	December 31,
(Dollars in thousands)	2018	2017
Net unrealized gains (losses) from:
Fixed maturities	$(22,675)	$(1,707)
Common stock	—	15,314
Foreign currency fluctuations	(1,334)	551
Deferred taxes	2,778	(5,175)
Accumulated other comprehensive income, net of tax	$(21,231)	$8,983

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2018 and 2017:

Year Ended December 31, 2018 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$8,272	$711	$8,983
Other comprehensive income (loss) before reclassification, before tax	(23,891)	(1,885)	(25,776)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	2,923	—	2,923
Other comprehensive income (loss), before tax	(20,968)	(1,885)	(22,853)
Income tax benefit related to items of OCI	2,667	—	2,667
Cumulative effect adjustment, net of tax	(9,868)	(160)	(10,028)
Ending balance, net of tax	$(19,897)	$(1,334)	$(21,231)

Year Ended December 31, 2017 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(554)	$(64)	$(618)
Other comprehensive income (loss) before reclassification, before tax	14,843	1,232	16,075
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(1,315)	(336)	(1,651)
Other comprehensive income (loss), before tax	13,528	896	14,424
Income tax expense related to items of OCI	(4,702)	(121)	(4,823)
Cumulative effect adjustment, net of tax	—	—	—
Ending balance, net of tax	$8,272	$711	$8,983

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018 and 2017 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2018	2017
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$2,467	$(3,921)
	Other than temporary impairment losses on investments	456	2,606
	Total before tax	2,923	(1,315)
	Income tax expense (benefit)	(473)	686
	Unrealized gains and losses on available for sale securities, net of tax	2,450	(629)
Foreign currency items	Other net realized investment (gains) losses	—	(336)
	Income tax expense	—	117
	Foreign currency items, net of tax	—	(219)
Total reclassifications	Total reclassifications, net of tax	$2,450	$(848)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturities:
Gross realized gains	$354	$4,066	$2,947
Gross realized losses	(3,277)	(3,387)	(691)
Net realized gains (losses)	(2,923)	679	2,256
Common stock:
Gross realized gains	6,491	4,178	28,785
Gross realized losses	(22,592)	(3,206)	(8,210)
Net realized gains (losses)	(16,101)	972	20,575
Derivatives:
Gross realized gains	3,906	3,555	3,733
Gross realized losses	(1,789)	(3,630)	(4,843)
Net realized gains (losses) (1)	2,117	(75)	(1,110)
Total net realized investment gains (losses)	$(16,907)	$1,576	$21,721

(1)	Includes periodic net interest settlements related to the derivatives of $1.9 million, $3.6 million, and $4.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

New accounting guidance regarding equity securities was implemented on January 1, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period.  See Note 22 for additional information regarding new accounting pronouncements.  The following table shows the calculation of the portion of realized gains and losses related to common stock held as of December 31, 2018:

For the Year Ended December 31, 2018
(Dollars in thousands)
Net losses recognized during the period on equity securities	$(16,101)
Less: Net gains recognized during the period on equity securities sold during the period	5,921
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(22,022)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturities	$293,348	$918,439	$381,389
Equity securities	35,639	32,218	111,156

Net Investment Income

The sources of net investment income for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fixed maturities	$37,085	$33,020	$30,337
Equity securities	4,037	3,595	3,302
Cash and cash equivalents	1,177	894	217
Other invested assets	6,879	4,741	5,295
Total investment income	49,178	42,250	39,151
Investment expense (1)	(2,836)	(2,927)	(5,168)
Net investment income	$46,342	$39,323	$33,983

(1)

Investment expense for the year ended December 31, 2016 includes $1.5 million in upfront fees necessary to enter into a new investment.  See Note 14 for additional information on the Company’s $40 million commitment related to this investment.

As of December 31, 2018, the Company owned fixed maturity securities with a market value of $0.4 million that were non-income producing for the preceding twelve months.  As of December 31, 2017, the Company did not own fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net investment income	$46,342	$39,323	$33,983
Net realized investment gains(losses)	(16,907)	1,576	21,721
Change in unrealized holding gains and losses	(22,853)	14,424	(8,240)
Net realized and unrealized investment returns	(39,760)	16,000	13,481
Total investment return	$6,582	$55,323	$47,464
Total investment return %	0.4%	3.5%	3.1%
Average investment portfolio	$1,522,805	$1,597,487	$1,507,184

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2018, the Company held insurance enhanced collateralized mortgage obligations, commercial mortgage-backed, and credit securities with a market value of approximately $33.6 million.  Approximately $0.7 million of these securities were tax-free municipal bonds, which represented less than 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.  These securities had an average rating of “AA.”  None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of December 31, 2018, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$699	$—	$—	$699
Gov't National Housing Association	—	—	—	—
Total backed by financial guarantors	699	—	—	699
Other credit enhanced municipal bonds	—	—	—	—
Total	$699	$—	$—	$699

In addition to the tax-free municipal bonds, the Company held $32.9 million of insurance enhanced bonds, which represented approximately 2.2% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold.  The insurance enhanced bonds are comprised of $19.7 million of taxable municipal bonds, $13.0 million of commercial mortgage-backed securities, and $0.2 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $32.9 million of insurance enhanced commercial-mortgage-backed, taxable municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($5.1 million), Assured Guaranty Corporation ($14.6 million), Federal Home Loan Mortgage Corporation ($13.0 million), and Federal Deposit Insurance Corporation ($0.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2018.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of December 31, 2018 and 2017:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2018	December 31, 2017
On deposit with governmental authorities	$25,855	$26,852
Intercompany trusts held for the benefit of U.S. policyholders	209,028	328,494
Held in trust pursuant to third party requirements	98,417	94,098
Letter of credit held for third party requirements	2,317	3,944
Securities held as collateral for borrowing arrangements (1)	83,214	88,040
Total	$418,831	$541,428

(1)	Amount required to collateralize margin borrowing facility.

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $17.9 million and $26.3 million as of December 31, 2018 and 2017, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $32.1 million and $40.5 million at December 31, 2018 and 2017, respectively.   The fair value of a second VIE that also invests in distressed securities and assets was $32.9 million and $17.8 million as of December 31, 2018 and 2017, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $53.4 million and $51.3 million at December 31, 2018 and 2017, respectively.  During the fourth quarter of 2018, the Company sold its interest in a VIE that provides financing for middle market companies and received sale proceeds of $29.6 million.  The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

5.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates.  Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

The Company accounts for the interest rate swaps as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains or losses in the consolidated statements of operations.  The Company is ultimately responsible for the valuation of the interest rate swaps.  To aid in determining the estimated fair value of the interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of December 31, 2018 and 2017:

(Dollars in thousands)		December 31, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(4,062)	$200,000	$(7,968)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2018, 2017, and 2016:

	Consolidated Statements of	Years Ended December 31,
(Dollars in thousands)	Operations Line	2018	2017	2016
Interest rate swap agreements	Net realized investment gains (losses)	$2,117	$(75)	$(1,110)

As of December 31, 2018 and 2017, the Company is due $2.6 million and $3.1 million, respectively, for funds it needed to post to execute the swap transaction and $3.7 million and $9.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2018	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$78,855	$—	$—	$78,855
Obligations of states and political subdivisions	—	95,613	—	95,613
Mortgage-backed securities	—	117,854	—	117,854
Commercial mortgage-backed securities	—	202,722	—	202,722
Asset-backed securities	—	183,754	—	183,754
Corporate bonds	—	440,855	—	440,855
Foreign corporate bonds	—	115,502	—	115,502
Total fixed maturities	78,855	1,156,300	—	1,235,155
Common stock	124,747	—	—	124,747
Total assets measured at fair value (1)	$203,602	$1,156,300	$—	$1,359,902

Liabilities:
Derivative instruments	$—	$4,062	$—	$4,062
Total Liabilities measured at fair value	$—	$4,062	$—	$4,062

(1)	Excluded from the table above are limited partnerships of $50.8 million at December 31, 2018 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2017	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$104,680	$—	$—	$104,680
Obligations of states and political subdivisions	—	95,114	—	95,114
Mortgage-backed securities	—	149,350	—	149,350
Commercial mortgage-backed securities	—	139,795	—	139,795
Asset-backed securities	—	203,701	—	203,701
Corporate bonds	—	423,390	—	423,390
Foreign corporate bonds	—	125,407	—	125,407
Total fixed maturities	104,680	1,136,757	—	1,241,437
Common stock	140,229	—	—	140,229
Total assets measured at fair value (1)	$244,909	$1,136,757	$—	$1,381,666

Liabilities:
Derivative instruments	$—	$7,968	$—	$7,968
Total liabilities measured at fair value	$—	$7,968	$—	$7,968

(1)	Excluded from the table above are limited partnerships of $77.8 million at December 31, 2017 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2018 and 2017 was as follows:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$65,818	$65,818	$72,230	$72,230
7.75% Subordinated Notes due 2045 (1)	96,742	92,261	96,619	100,059
7.875% Subordinated Notes due 2047 (2)	126,005	120,597	125,864	130,429
Total	$288,565	$278,676	$294,713	$302,718

(1)	As of December 31, 2018 and 2017, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.3 million and $3.4 million, respectively.
(2)	As of December 31, 2018 and 2017, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.0 million and $4.1 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018, 2017, and 2016.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	17,893	14,214	26,262	14,214
Private Middle Market Loan Fund, LP (3)	—	—	33,760	10,000
Distressed Debt Fund, LP (4)	32,860	20,500	17,798	33,500
Total	$50,753	$34,714	$77,820	$57,714

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

(3)

This limited partnership provides financing for middle market companies.  During the fourth quarter of 2018 the Company received permission from the general partner to divest from the limited partnership and subsequently sold its interest.

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $6.9 million, $4.7 million, and $5.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

During 2018 and 2017, the Company has not adjusted quotes or prices obtained from the pricing vendors.

7.	Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill, within the Personal Lines segment, of $6.5 million as of December 31, 2018 and 2017.  The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.  Impairment testing performed in 2018 and 2017 did not result in impairment of the goodwill acquired.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2018:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	3,076	2,224
Agent relationships	10 years	900	356	544
Trade names	7 years	600	348	252
		$25,800	$3,780	$22,020

The following table presents details of the Company’s intangible assets as of December 31, 2017:

(Dollars in thousands) Description	Useful Life	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	2,724	2,576
Agent relationships	10 years	900	270	630
Trade names	7 years	600	257	343
		$25,800	$3,251	$22,549

Amortization related to the Company’s definite lived intangible assets was $0.5 million for each of the years ended December 31, 2018, 2017 and 2016.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2019	$529
2020	529
2021	524
2022	443
2023	443

Intangible assets with indefinite lives

As of December 31, 2018 and 2017, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, were $19.0 million. The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its indefinite lived intangible assets.  Impairment testing performed in 2018 and 2017 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2018 and 2017, definite lived intangible assets, net of accumulated amortization, were $3.0 million and $3.5 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.  The Company reviewed internal business unit results, the growth of competitors and the overall property and casualty insurance market for indicators of impairment of its definite lived intangible assets.  There was no impairment of these assets in 2018 or 2017.

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

The Company had the following reinsurance balances as of December 31, 2018 and 2017:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Reinsurance receivables, net	$114,418	$105,060
Collateral securing reinsurance receivables	(11,347)	(6,584)
Reinsurance receivables, net of collateral	$103,071	$98,476
Allowance for uncollectible reinsurance receivables	$8,040	$8,040
Prepaid reinsurance premiums	20,594	28,851

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves.  This adjustment was $0.8 million and $1.2 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had one aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer.  Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2018)
Munich Re America Corporation	$52,365	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2018:
Direct business	$495,129	$483,229
Reinsurance assumed	52,768	68,156
Reinsurance ceded (1)	(75,350)	(83,610)
Net premiums	$472,547	$467,775
For the year ended December 31, 2017:
Direct business	$433,922	$440,109
Reinsurance assumed	82,412	77,811
Reinsurance ceded (1)	(66,154)	(79,886)
Net premiums	$450,180	$438,034
For the year ended December 31, 2016:
Direct business	$468,046	$466,750
Reinsurance assumed	97,799	98,267
Reinsurance ceded (1)	(94,905)	(96,552)
Net premiums	$470,940	$468,465

(1)

Includes ceded written premiums of ($2.1) million, ($1.3) million, and $35.3 million and ceded earned premiums of $7.3 million, $13.5 million and $43.2 million to American Bankers Insurance Company for the years ended December 31, 2018, 2017, and 2016, respectively.

9.	Income Taxes

As of December 31, 2018, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 0.25% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the years ended December 31, 2018, 2017, and 2016 were as follows:

Year Ended December 31, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$48,050	$499,847	$-	$547,897
Net premiums written	$48,041	$424,506	$-	$472,547
Net premiums earned	$135,826	$331,949	$-	$467,775
Net investment income	49,699	27,294	(30,651)	46,342
Net realized investment losses	(669)	(16,238)	-	(16,907)
Other income (loss)	(210)	1,938	-	1,728
Total revenues	184,646	344,943	(30,651)	498,938
Losses and Expenses:
Net losses and loss adjustment expenses	91,178	243,447	-	334,625
Acquisition costs and other underwriting expenses	57,487	133,291	-	190,778
Corporate and other operating expenses	12,234	17,532	-	29,766
Interest expense	7,108	43,237	(30,651)	19,694
Income (loss) before income taxes	$16,639	$(92,564)	$-	$(75,925)

Year Ended December 31, 2017 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$212,386	$462,453	$(158,505)	$516,334
Net premiums written	$212,432	$237,748	$—	$450,180
Net premiums earned	$201,165	$236,869	$—	$438,034
Net investment income	56,890	24,609	(42,176)	39,323
Net realized investment gains (losses)	(641)	2,217	—	1,576
Other income	216	6,366	—	6,582
Total revenues	257,630	270,061	(42,176)	485,515
Losses and Expenses:
Net losses and loss adjustment expenses	94,903	174,309	—	269,212
Acquisition costs and other underwriting expenses	89,153	94,580	—	183,733
Corporate and other operating expenses	17,399	8,315	—	25,714
Interest expense	16,740	42,342	(42,176)	16,906
Income (loss) before income taxes	$39,435	$(49,485)	$—	$(10,050)

Year Ended December 31, 2016 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$201,726	$506,061	$(141,942)	$565,845
Net premiums written	$201,690	$269,250	$—	$470,940
Net premiums earned	$212,325	$256,140	$—	$468,465
Net investment income	48,807	19,341	(34,165)	33,983
Net realized investment gains (losses)	(89)	21,810	—	21,721
Other income (loss)	(224)	10,569	—	10,345
Total revenues	260,819	307,860	(34,165)	534,514
Losses and Expenses:
Net losses and loss adjustment expenses	95,812	168,191	—	264,003
Acquisition costs and other underwriting expenses	94,749	101,901	—	196,650
Corporate and other operating expenses	9,035	8,303	—	17,338
Interest expense	8,312	34,758	(34,165)	8,905
Income (loss) before income taxes	$52,911	$(5,293)	$—	$47,618

For the years ended December 31, 2017 and 2016, the Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, as reported in the table above, includes the results of the quota share agreement between Global Indemnity Reinsurance and the Insurance Operations.  This quota share agreement was cancelled on a runoff basis effective January 1, 2018.

The following table summarizes the components of income tax benefit:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current income tax expense:
Foreign	$325	$392	$330
U.S. Federal	—	127	147
Total current income tax expense	325	519	477
Deferred income tax expense (benefit):
U.S. tax rate change	—	17,524	—
U.S. Federal	(19,554)	(18,542)	(2,727)
Total deferred income tax expense (benefit)	(19,554)	(1,018)	(2,727)
Total income tax benefit	$(19,229)	$(499)	$(2,250)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$(19,112)	(25.2%)	$(16,928)	(168.4%)	$(1,496)	(3.1%)
Adjustments:
Tax exempt interest	(6)	(0.0%)	(213)	(2.1)	(394)	(0.8)
Dividend exclusion	(279)	(0.4%)	(571)	(5.7)	(617)	(1.3)
Tax rate change	—	(—%)	17,524	174.4	—	—
Non-deductible interest	356	0.5%	—	—	—	—
Other	(188)	(0.2%)	(311)	(3.2)	257	0.5
Effective income tax benefit	$(19,229)	(25.3%)	$(499)	(5.0%)	$(2,250)	(4.7%)

The effective income tax benefit rate for 2018 was 25.3%, compared with an effective income tax benefit rate of 5.0% and 4.7% for 2017 and 2016, respectively.  The increase in the effective income tax benefit rate in 2018 compared to 2017 is due to a $17.5 million tax expense recorded in 2017 as a result of the TCJA enacted in 2017 resulting in lowering the tax rate from 35% to 21% offset by an increase in losses incurred by the Company’s non-U.S. operations in 2018 compared to 2017.  The increase in the effective income tax benefit rate in 2017 compared to 2016 is due to incurring a provisional tax expense of $17.5 million related to the reduction in the deferred tax asset as a result of the TCJA enacted on December 22, 2017 which lowered the U.S. tax rate from 35% to 21% offset by $18.4 million tax benefit due to an increase in losses incurred in the Company’s U.S. operations for 2017 compared to 2016.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2018 and 2017 are presented below:

(Dollars in thousands)	2018	2017
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$3,482	$3,625
Unearned premiums	9,206	5,318
Section 163(j) carryforward	11,075	7,906
Net operating loss carryforward	29,480	16,323
Partnership K1 basis differences	113	130
Gain on derivative instruments	853	1,673
Investment impairments	816	1,742
Stock options	1,375	1,740
Stat-to-GAAP reinsurance reserve	895	1,014
Unrealized loss on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	2,778	-
Unrealized loss on equity securities	1,409	-
Intercompany transfers	210	317
Other	1,860	3,249
Total deferred tax assets	63,552	43,037
Deferred tax liabilities:
Purchase accounting adjustment for American Reliable	-	7,723
Intangible assets	3,150	2,394
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	-	3,105
Investment basis differences	212	211
Deferred acquisition costs	10,525	1,921
Depreciation and amortization	528	285
Other	548	1,202
Total deferred tax liabilities	14,963	16,841
Total net deferred tax assets	$48,589	$26,196

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States.  Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years.  As a result, the Company has not recorded a valuation allowance at December 31, 2018 and 2017.

The Company has a net operating loss (“NOL”) carryforward of $29.5 million as of December 31, 2018, which begins to expire in 2035 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2017 was $16.3 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $11.1 million and $7.9 million as of December 31, 2018 and 2017, respectively, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017.  The TCJA repealed the corporate AMT.  The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2015.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply.  The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings.  The Company believes, although there can be no assurances, that it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend.  Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.  The Company did not pay any dividends from a U.S. subsidiary to a foreign affiliate during 2018, 2017, or 2016.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.  All tax benefits recognized by the company in 2018, 2017, 2016 have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense.  The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2018, 2017 and 2016.  As of December 31, 2018, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.

10.	Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$634,664	$651,042	$680,047
Less: Ceded reinsurance receivables	97,243	130,439	108,130
Net balance at beginning of period	537,421	520,603	571,917
Purchased reserves, gross	—	19,333	2,007
Less: Purchased reserves ceded	—	(29)	(45)
Purchase reserves, net of third party reinsurance	—	19,362	2,052
Incurred losses and loss adjustment expenses related to:
Current year	363,423	323,112	321,255
Prior years	(28,798)	(53,900)	(57,252)
Total incurred losses and loss adjustment expenses	334,625	269,212	264,003
Paid losses and loss adjustment expenses related to:
Current year	173,545	156,325	177,006
Prior years	127,812	115,431	140,363
Total paid losses and loss adjustment expenses	301,357	271,756	317,369
Net balance at end of period	570,689	537,421	520,603
Plus: Ceded reinsurance receivables	109,342	97,243	130,439
Balance at end of period	$680,031	$634,664	$651,042

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2018, the Company reduced its prior accident year loss reserves by $28.8 million, which consisted of a $7.3 million decrease related to Commercial Lines, $12.6 million decrease related to Personal Lines, and a $8.9 million decrease related to Reinsurance Operations.

The $7.3 million reduction of prior accident year loss reserves related to Commercial Lines primarily consisted of the following:

•

General Liability:   A $1.3 million reduction in reserve categories excluding construction defect.  Lower than expected claims severity was the primary driver of the favorable development, mainly in the 2002 through 2004, 2006 through 2010, and 2012 through 2014 accident years which was partially offset by increases in the 2011 and 2015 through 2017 accident years.
•

Commercial Auto Liability:   A $3.2 million decrease in the aggregate primarily due to a reduction in the 2010, 2012 and 2013 accident years resulting from lower than anticipated claims severity partially offset by an increase in the 2015 and 2017 accident years.

•	Professional Liability: A $0.9 million decrease reflects lower than expected claims severity mainly in the 2008, 2011, and 2014 accident years.
•

Property:   A $1.9 million decrease in the aggregate recognizes lower than anticipated claims severity primarily in the 2007, 2014, 2015, and 2017 accident years partially offset by an increase in the 2016 accident year.

The $12.6 million reduction of prior accident year loss reserves related to Personal Lines primarily consisted of the following:

•	Property: A $7.0 million reduction primarily due to lower than anticipated claims severity in the 2014 through 2017 accident years partially offset by an increase in the 2013 accident year.
•

General Liability:  A $5.6 million decrease primarily due to lower than expected claims severity in the 2011 through 2014, 2016, and 2017 accident years partially offset by an increase in the 2007 and 2015 accident years.

The $8.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2007, 2009 through 2012, 2015, and 2016 partially offset by increases in the 2013, 2014, and 2017 accident years.  The accident year changes were based on a review of the experience reported from cedants.

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

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims.  The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies.  However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2018 and 2017, gross reserves for CD claims were $42.4 million and $43.8 million, respectively, and net reserves for CD claims were $39.3 million and $40.2 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims.  The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance.  In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation.  Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability.  In addition, liabilities have been established to cover additional exposures on both known and unasserted claims.  Estimates of the liabilities are reviewed and updated regularly.  Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.  Included in net unpaid losses and loss adjustment expenses as of December 31, 2018,  2017, and 2016 were IBNR reserves of $27.4 million, $26.9 million, and $26.7 million, respectively, and case reserves of approximately $2.1 million, $3.3 million, and $3.2 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
	2018	2017	2016
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$51,873	$51,919	$53,824
Plus: Incurred losses and loss adjustment expenses – case reserves	341	542	(669)
Plus: Incurred losses and loss adjustment expenses – IBNR	(342)	928	2,064
Less: Payments	1,427	1,516	3,300
Gross reserves for A&E losses and loss adjustment expenses – end of period	$50,445	$51,873	$51,919

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$30,124	$29,890	$30,529
Plus: Incurred losses and loss adjustment expenses – case reserves	(511)	769	(125)
Plus: Incurred losses and loss adjustment expenses – IBNR	511	198	631
Less: Payments	600	733	1,145
Net reserves for A&E losses and loss adjustment expenses – end of period	$29,524	$30,124	$29,890

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

As of December 31, 2018, 2017, and 2016, the survival ratio on a gross basis for the Company’s open A&E claims was 24.2 years, 20.7 years, and 13.8 years, respectively.  As of December 31, 2018, 2017, and 2016, the survival ratio on a net basis for the Company’s open A&E claims was 35.7 years, 35.6 years, and 19.3 years, respectively.  The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts.  The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2009 to 2018, is presented as required supplementary unaudited information.

Commercial Lines

Property and Casualty Methodologies

Commercial Lines internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2018.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE for most reserve categories.  Additional actuarial methodologies were employed to develop estimates of ultimate Loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved.  Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2018.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves.  These methodologies are consistent with last year.

Commercial Lines cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Lines – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2018
Accident Year	2016	2017	2018	IBNR (1)	Cumulative Number of Reported Claims

2016	$61,990	$61,014	$61,543	$3,036	4,109
2017		44,785	43,805	3,771	2,949
2018			60,555	10,098	2,492
Total			$165,903

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018

2016	$39,643	$51,967	$55,786
2017		28,541	37,712
2018			36,161
Total			129,659
All outstanding liabilities before 2016, net of reinsurance			7,811
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$44,055

The following is required supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Lines - Property	63.1%	20.5%	6.2%

Commercial Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$93,748	$96,956	$104,518	$104,803	$104,392	$96,206	$94,016	$91,297	$88,384	$87,906	$6,615	3,912
2010		79,188	101,830	102,252	101,113	94,484	91,368	84,681	82,824	80,012	7,500	3,521
2011			115,441	117,602	117,288	115,193	108,720	96,361	84,269	87,045	7,583	3,833
2012				61,340	65,911	65,637	63,359	55,137	52,504	50,022	8,848	2,392
2013					63,807	68,089	67,702	66,301	64,877	61,487	7,832	2,537
2014						61,325	60,227	58,042	56,837	56,129	12,483	2,338
2015							57,262	56,620	57,775	58,392	12,454	2,075
2016								54,130	53,776	53,584	16,344	1,870
2017									54,338	54,572	27,904	1,663
2018										57,879	41,483	1,586
									Total	$647,028

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$5,564	$19,154	$37,653	$53,738	$65,721	$71,108	$75,181	$77,771	$79,896	$80,337
2010		5,503	19,926	34,659	50,520	58,913	65,377	67,277	69,615	70,300
2011			5,451	21,325	41,282	56,562	64,722	72,087	74,839	77,675
2012				3,500	11,884	22,456	31,231	36,360	39,596	39,899
2013					6,400	17,881	29,510	38,438	46,272	50,964
2014						3,968	15,690	26,268	33,697	39,361
2015							3,336	14,584	25,147	35,816
2016								4,135	14,027	21,966
2017									4,914	12,711
2018										4,297
Total										433,326
All outstanding liabilities before 2009, net of reinsurance										67,760
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$281,462

The following is required supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Lines - Casualty	7.4%	17.8%	19.3%	17.0%	11.1%	7.4%	2.7%	3.0%	1.6%	0.5%

Personal Lines

Property and Casualty Methodologies

Personal Lines internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2018.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE.  Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2018.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

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

Personal Lines – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2018
Accident Year	2017	2018	IBNR (1)	Cumulative Number of Reported Claims
2017	$148,016	$145,980	4,927	17,273
2018		156,975	13,650	17,544
Total		$302,955

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Personal Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018
2017	114,360	138,522
2018		127,168
Total		265,690
All outstanding liabilities before 2017, net of reinsurance		4,144
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$41,409

The following is required supplementary information about average historical claims duration as of December 31, 2018.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Personal Lines - Property	79.7%	16.6%

Personal Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,				As of December 31, 2018
Accident Year	2015	2016	2017	2018	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2015	$18,930	$20,506	$21,850	$22,320	$4,105	1,331
2016		21,476	21,073	19,589	7,161	1,392
2017			19,999	19,136	11,451	970
2018				15,176	11,049	750
Total				$76,221

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Personal Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018
	(unaudited)
2015	$3,439	$8,757	$12,926	$16,115
2016		3,507	6,885	9,843
2017			2,132	4,803
2018				1,340
Total				32,101
All outstanding liabilities before 2015, net of reinsurance				4,378
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance				$48,498

The following is required supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4
Personal Lines - Casualty	13.3%	18.3%	16.9%	14.3%

Reinsurance Lines

Property & Casualty Methodologies

Reinsurance Operations internal reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) combined for run off treaties and the current book of business. The current book of business is constituted of professional liability portfolios and retrocessions from Bermuda based companies for property catastrophe and marine business.  The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag.  Paid loss, ALAE and Case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (FX) rate at the end of the period.  Management’s ultimate selections were based on a review of ultimates reported from the cedants, including loss emergence during the reporting period, and   a third party actuarial review completed during the 4th quarter of 2018.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying certain reinsurance contracts.  As a result, the Company does not believe providing claim frequency information is practicable.

Reinsurance Lines – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2018
Accident Year	2012	2013	2014	2015	2016	2017	2018	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$10,388	$10,578	$9,279	$8,579	$8,497	$8,397	$7,847	$15	—
2013		15,153	9,948	8,197	6,698	6,345	6,471	473	—
2014			21,787	18,861	14,139	13,590	14,301	1,260	—
2015				19,877	16,738	12,526	9,945	1,157	—
2016					23,646	22,485	12,497	2,027	—
2017						43,782	50,032	11,527	—
2018							59,022	56,845	—
Total							$160,115

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$1,127	$5,481	$7,221	$7,648	$7,527	$7,584	$7,612
2013		723	4,008	5,835	5,111	5,255	5,735
2014			2,243	9,035	10,460	11,182	12,339
2015				742	5,163	6,768	7,139
2016					2,071	5,704	7,161
2017						2,152	20,609
2018							21
Total							60,616
All outstanding liabilities before 2012, net of reinsurance							1,281
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$100,780

The following is required supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Reinsurance Lines - Property	9.9%	44.0%	17.6%	0.8%	2.9%	4.1%	0.4%

Reinsurance Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$20,706	$23,818	$25,444	$30,533	$30,850	$31,340	$31,419	$31,453	$31,514	$31,396	$186	—
2010		41,831	53,279	57,916	62,628	61,062	61,792	60,701	60,573	60,151	1,732	—
2011			45,726	48,846	44,692	47,980	46,510	43,657	42,968	42,235	1,269	—
2012				15,865	15,624	17,123	17,579	17,360	17,348	16,982	1,023	—
2013					1,224	1,262	1,172	1,013	974	974	870	—
2014						1,988	2,095	2,060	1,957	1,957	1,955	—
2015							2,908	2,911	2,780	2,780	2,779	—
2016								3,627	3,627	3,627	3,627	—
2017									4,358	4,358	4,356	—
2018										5,573	5,573	—
									Total	$170,033

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$1,986	$9,759	$11,064	$12,597	$13,652	$15,104	$30,141	$31,019	$31,128	$31,210
2010		10,185	21,447	30,754	36,090	39,123	55,315	55,848	56,960	57,042
2011			7,968	20,072	28,495	36,020	38,907	39,815	40,079	40,303
2012				5,312	9,435	11,658	15,534	15,696	15,790	15,625
2013					123	50	62	65	65	65
2014						88	47	50	1	1
2015							107	128	1	1
2016								—	—	—
2017									—	2
2018										—
Total										144,249
All outstanding liabilities before 2009, net of reinsurance										1,452
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$27,236

The following is required supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines - Casualty	9.4%	9.7%	6.2%	7.4%	2.7%	6.9%	12.1%	1.7%	0.2%	0.3%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2018 is as follows:

Net outstanding liabilities
Commercial Lines – Property	$44,055
Commercial Lines – Casualty	281,462
Personal Lines – Property	41,409
Personal Lines – Casualty	48,498
Reinsurance Lines – Property	100,780
Reinsurance Lines – Casualty	27,236
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	543,440
Reinsurance recoverable on unpaid claims
Commercial Lines – Property	12,251
Commercial Lines – Casualty	55,959
Personal Lines – Property	31,117
Personal Lines – Casualty	8,044
Reinsurance Lines – Property	—
Reinsurance Lines – Casualty	234
Total reinsurance recoverable on unpaid claims	107,605
Other outstanding liabilities
Commercial Lines
Ceded Allowance	8,040
Unallocated claims adjustment expenses	16,604
Purchase accounting adjustment	(800)
Loss Clearing	(396)
Personal Lines
Fronted business ceded to Assurant	2,537
Unallocated claims adjustment expenses	2,036
Loss Clearing	4
Reinsurance Lines
Unallocated claims adjustment expenses	1,283
Other	(322)
Total other outstanding liabilities	28,986
Total gross liability for unpaid losses and loss adjustment expenses	$680,031

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

11.	Debt

The Company’s outstanding debt consisted of the following at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Margin Borrowing Facility	$65,818	$72,230
7.75% Subordinated Notes due 2045	96,742	96,619
7.875% Subordinated Notes due 2047	126,005	125,864
Total	$288,565	$294,713

Margin Borrowing Facility

The Company has available a margin borrowing facility.  The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 2.7% and 1.6% at December 31, 2018 and 2017, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. As of December 31, 2018, approximately $83.2 million in securities were deposited as collateral to support borrowings.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $65.8 million and $72.2 million as of December 31, 2018 and 2017, respectively.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $1.4 million, $1.0 million, and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The 2045 Notes do not require the maintenance of any financial ratios or specified levels of net worth or liquidity, and do not contain provisions that would afford holders of the 2045 Notes protection in the event of a sudden and dramatic decline in the Company’s credit quality resulting from any highly leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders. The 2045 Notes do not restrict the Company in any way, now or in the future, from incurring additional indebtedness, including senior indebtedness that would rank senior in right of payment to the 2045 Notes. There is no right of acceleration of maturity of the 2045 Notes in the case of default in the payment of principal, premium, if any, or interest on the 2045 Notes or in the performance of any other obligation of the Company under the 2045 Notes or if the Company defaults on any other debt securities. Holders may accelerate payment of indebtedness on the 2045 Notes only upon the Company’s bankruptcy, insolvency or reorganization.

The Company incurred $3.7 million in deferred issuance costs associated with the 2045 Notes, which is being amortized over the term of the 2045 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2045 Notes was $7.9 million for each of the years ended December 31, 2018, 2017, and 2016.

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

The 2047 Notes do not require the maintenance of any financial ratios or specified levels of net worth or liquidity, and do not contain provisions that would afford holders of the 2047 Notes protection in the event of a sudden and dramatic decline in the Company’s credit quality resulting from any highly leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders. The 2047 Notes do not restrict the Company in any way, now or in the future, from incurring additional indebtedness, including senior indebtedness that would rank senior in right of payment to the 2047 Notes. There is no right of acceleration of maturity of the 2047 Notes in the case of default in the payment of principal, premium, if any, or interest on the 2047 Notes or in the performance of any other obligation of the Company under the notes or if the Company defaults on any other debt securities. Holders may accelerate payment of indebtedness on the 2047 Notes only upon the Company’s bankruptcy, insolvency or reorganization.

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $10.4 million and $8.0 million for the years ended December 31, 2018 and 2017, respectively.

The following table represents the amounts recorded for the subordinated notes as of December 31, 2018 and 2017:

	December 31, 2018
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,258)	$96,742
7.875% Subordinated Notes due 2047	130,000	(3,995)	126,005
	$230,000	$(7,253)	$222,747

	December 31, 2017
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,381)	$96,619
7.875% Subordinated Notes due 2047	130,000	(4,136)	125,864
	$230,000	$(7,517)	$222,483

Co-obligor Transaction

On April 25, 2018, Global Indemnity Group, Inc. ("GIGI"), an indirect wholly owned subsidiary of the Company, became a subordinated co-obligor with respect to the 2045 Notes and the 2047 Notes with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of, and interest on, the Notes of either series when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder.  Notwithstanding the foregoing, GIGI's obligations (including the obligation to pay the principal of and interest in respect of the Notes of any series) are subject to subordination to all monetary obligations or liabilities of GIGI owing to

Global Indemnity Reinsurance, Ltd., a wholly owned subsidiary of the Company, and/or any other regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of GIGI for borrowed money.  If the Company pays any amount with respect to the subordinated note obligations, the Company is entitled to be reimbursed by GIGI within 10 business days after a demand is made to GIGI by the Company.  In consideration for becoming a subordinated co-obligor on the subordinated notes, GIGI received a promissory note from the Company with a principal amount of $230 million due April 15, 2047 that has since been assigned to an affiliate. This promissory note is eliminated in consolidation.

12.Shareholders’ Equity

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

Dividend Restriction

The ability of Global Indemnity Limited to pay dividends is subject to Cayman Island regulations. Under Cayman Islands law, dividends and distributions may only be made from distributable reserves or from amounts standing to the credit of the Company’s share premium account, together with any reserve established by the revaluation of the Company’s asset, subject to the ability of the Company to meet its obligations in the ordinary course as they fall due. Distributable reserves represents the accumulated realized profits and losses of Global Indemnity Limited on a standalone basis, which is $215.1 million as of December 31, 2018. Share premium represents the excess of the consideration paid upon the initial issuance of any share over the par value. As of December 31, 2018, share premium was $438.2 million. Reserves established by the revaluation of the Company’s asset were ($21.2) million as of December 31, 2018.  As of December 31, 2018, the maximum dividends and distributions allowable under Cayman Island law is $632.1 million.

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

Dividend Program

During the fourth quarter of 2017, Global Indemnity announced the adoption of a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates a dividend rate of $0.25 per share per quarter ($1.00 per share per year).

Dividends

Dividend payments of $0.25 per ordinary share per quarter were paid as follows:

Approval Date	Record Date	Payment Date	Total Dividends Paid ($ in thousands)
March 4, 2018	March 21, 2018	March 29, 2018	$3,499
June 3, 2018	June 22, 2018	June 29, 2018	3,502
September 16, 2018	September 27, 2018	October 1, 2018	3,504
December 2, 2018	December 24, 2018	December 31, 2018	3,506
Various (1)	Various	Various	16
Total			$14,027
(1)	Represents dividends paid upon the vesting of shares.

As of December 31, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.2 million.

Repurchases and Redemptions of the Company’s Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.  During 2018, 2017, and 2016, the Company purchased an aggregate of 45,233, 29,551 and 28,099, respectively, of surrendered A ordinary shares from its employees for $1.8 million, $1.2 million and $0.8 million, respectively.  All shares purchased from employees by the Company are held as treasury stock and recorded at cost until formally retired by the company.

In 2015, the Company entered into a redemption agreement with certain affiliates of the Fox Paine Funds to redeem 8,260,870 of its ordinary shares. In conjunction with the 2015 redemption, the Company acquired rights, expiring year end 2019, to redeem an additional 3,397,031 ordinary shares for $78.1 million, which amount was subject to an annual 3% increase. On December 29, 2017, Global Indemnity acquired 3,397,031 of its A ordinary shares for approximately $83.0 million in the aggregate (approximately $24.44 per share) from former investors in the Fox Paine Funds. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2015 Annual Report on Form 10-K for more information on the 2015 redemption.

The following table provides information with respect to the A ordinary shares that were surrendered, repurchased, or redeemed in 2018:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1-31, 2018	26,639	(2)	$42.02	—	—
March 1-31, 2018	18,594	(2)	$37.27	—	—
Total	45,233		$40.07	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered or repurchased in 2018.

The following table provides information with respect to the A ordinary shares that were surrendered,  repurchased, or redeemed in 2017:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
A ordinary shares:
January 1-31, 2017	13,656	(2)	$38.21	—	—
February 1-28, 2017	15,309	(2)	$40.18	—	—
May 1-31, 2017	586	(2)	$38.49	—	—
December 1 – 31, 2017	3,397,031		$24.44
Total	3,426,582		$24.57	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no B ordinary shares that were surrendered or repurchased in 2017.

13.	Related Party Transactions

Fox Paine Entities

As of December 31, 2018, U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International, L.P. (collectively, the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, beneficially own approximately 81% of the Company’s total voting power.  As of December 31, 2018, Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 2% of the Company’s total voting power.  The Fox Paine Funds have the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC (collectively, “Fox Paine Entities”) so long as the Fox Paine Entities beneficially own shares representing an aggregate 25% or more of the voting power in the Company.  The Fox Paine Funds control the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  Starting in 2014, this fee is adjusted annually to reflect the percentage change in the CPI-U.  In accordance with the management agreement, payment of the annual management fee was deferred until September, 2018.  Deferred management fees totaling $8.2 million, which included an annual adjustment equal to the rate of return the Company earns on its investment portfolio, were paid in September, 2018.  Management fee expense of $2.1 million, $2.2 million, and $2.1 million was incurred during the years ended December 31, 2018, 2017, and 2016, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.4 million as of December 31, 2018.  Unpaid management fees, which were included in other liabilities on the consolidated balance sheets, were $6.8 million as of December 31, 2017.

In addition, Fox Paine & Company, LLC may propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction policies including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time.

The Company paid an $11.0 million advisory fee to Fox Paine & Company, LLC in connection with the redemption of 3,397,031 shares on December 29, 2017 as well as other services performed.   See Note 12 for additional information on the share redemption.

Fox Paine & Company, LLC performed advisory services for the Company in relation to a transaction whereby one of the Company’s indirect wholly owned subsidiaries became a co-obligor on the Company’s subordinated notes. The advisory services were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million which was paid during June, 2018.  See Note 11 for additional information on the co-obligor transaction.

Fox Paine & Company, LLC also performed advisory services for the Company in relation to an alternative investment vehicle.  The total fee for these services was $2.0 million and was accrued as of December 31, 2018.

On September 17, 2017, the Company and Fox Paine & Company, LLC entered into a confidentiality agreement whereby Fox Paine & Company, LLC agrees to keep confidential proprietary information, as defined in the confidentiality agreement, it receives regarding the Company from time to time, including proprietary information it may receive from director or director nominees appointed by the Fox Paine Funds.

Crystal & Company

During the year ended December 31, 2016, the Company incurred $0.2 million in brokerage fees to Crystal & Company, an insurance broker.  James W. Crystal, the chairman and chief executive officer of Crystal & Company, was a member of the Company’s Board of Directors until he resigned on July 24, 2016.

14.	Commitments and Contingencies

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of December 31, 2018, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of December 31, 2018, the Company has funded $29.5 million of this commitment leaving $20.5 million as unfunded.

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2018, 2017, and 2016 was $3.5 million, $3.5 million, and $3.7 million, respectively.  Rent expense was net of sublease income of $0.02 million for the year ended December 31, 2016.  There was no sublease income for the years ended December 31, 2018 and 2017.

At December 31, 2018, future minimum cash payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2019	$2,435
2020	1,851
2021	2,701
2022	2,590
2023	2,631
Thereafter	16,439
Total	$28,647

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC.  See Note 13 above for additional information pertaining to this management agreement.

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

Prior to January 1, 2017, the prescribed accounting guidance required tax benefits relating to excess stock-based compensation deductions to be presented in the consolidated statements of cash flows as financing cash inflows.  The tax benefit resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $0.1 million for the year ended December 31, 2016.

Share Incentive Plan

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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options		Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2016	300,000	500,000		800,000	$25.94
Options issued	—	-		-	—
Options forfeited	—	(200,000)		(200,000)	28.37
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2016	300,000	300,000		600,000	25.13
Options issued	—	—		—	—
Options forfeited	—	—		—	—
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2017	300,000	300,000	(1)	600,000	25.13
Options issued	300,000	—		300,000	50.00
Options forfeited	—	(100,000)		(100,000)	38.43
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2018	600,000	200,000		800,000	$35.06
Options exercisable at December 31, 2018	400,000	—		400,000	$25.90

(1)

In 2014, 300,000 options were granted.  On March 6, 2018, the existing vesting provisions of these options were eliminated and replaced with new vesting provisions related to return on equity targets for 2018, 2019, and 2020 (“Bonus Years”).  100,000 options were related to the 2018 Bonus Year.  Return on equity targets for the 2018 bonus year were not met and therefore, these 100,000 options have been forfeited.  200,000 options remain outstanding but are not yet exercisable.  100,000 options are related to return on equity targets for the 2019 bonus year.  These options are subject to remeasurement of 2019 bonus year results after the third full calendar year following the bonus year.  100,000 options are related to return on equity targets for the 2020 bonus year.  These options are subject to remeasurement of 2020 bonus year results after the third full calendar year following the bonus year.

During the year ended December 31, 2018, the Company awarded 300,000 options with a strike price of $50.00.  There were no stock options issued in 2017 or 2016.

The Company recorded $0.3 million, ($0.4) million, and $0.3 million of compensation expense for stock options outstanding under the Plan during the years ended December 31, 2018, 2017, and 2016, respectively.

The Company did not receive any proceeds from the exercise of options during 2018, 2017 or 2016 under the Plan.

Compensation expense related to options outstanding under the Plan is anticipated to be $1.3 million and $0.7 million during the years ended December 31, 2019 and 2020, respectively.

Option intrinsic values, which are the differences between the fair value of $36.23 at December 31, 2018 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	800,000	35.06	5.5 million
Exercisable	400,000	25.90	5.5 million
Exercised (1)	—	—	—

(1)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2018 include the following:

Option Price	Number of options exercisable
$ 17.87	300,000
$ 50.00	100,000
Options exercisable at December 31, 2018	400,000

There were no options granted under the Plan in 2017 or 2016. The weighted average fair value of options granted under the Plan was $3.79 in 2018 using a Black-Scholes option-pricing model and the following weighted average assumptions.

2018
Dividend yield	2.0%
Expected volatility	22.47%
Risk-free interest rate	2.0%
Expected option life	3.3 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2018, 2017, and 2016:

Ranges of Exercise Prices	Outstanding at December 31, 2018		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	2.7 years
$30.00 — $38.43	200,000	(1)	$38.43	6.0 years
$50.00 — $59.99	300,000	(1)	$50.00	9.0 years
Total	800,000

(1) – the weighted average per share exercise price on these shares outstanding is variable.  See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2017		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	3.7 years
$30.00 — $37.70	300,000	(1)	$32.38	6.1 years
Total	600,000

(1) – the weighted average per share exercise price on these shares outstanding is variable.  See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2016		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	4.7 years
$30.00 — $37.70	300,000	(1)	$32.38	7.1 years
Total	600,000

(1) – the weighted average per share exercise price on these shares outstanding is variable.  See note below under Chief Executive Officer for additional information.

Restricted Shares

In addition to stock option grants, the Plan also provides for the granting of restricted shares to employees and non-employee Directors.  The Company recognized compensation expense for restricted stock of $3.1 million, $4.1 million and $3.2 million for

2018, 2017, and 2016, respectively.  The total unrecognized compensation expense for the non-vested restricted stock is $1.3 million at December 31, 2018, which will be recognized over a weighted average life of 1.7 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan.

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2015	945,269	478,209	1,423,478
2016	121,346	35,185	156,531
2017	22,503	27,121	49,624
2018	38,778	31,646	70,424
	1,127,896	572,161	1,700,057

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2018, 2017, and 2016:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2016	259,905	$26.33
Shares issued	156,531	29.44
Shares vested	(111,205)	26.11
Shares forfeited	(5,633)	27.25
Non-vested Restricted Shares at December 31, 2016	299,598	28.02
Shares issued	49,624	39.42
Shares vested	(116,111)	29.75
Shares forfeited	(20,299)	28.63
Non-vested Restricted Shares at December 31, 2017	212,812	29.67
Shares issued	70,424	38.85
Shares vested	(166,117)	30.88
Shares forfeited	(3,255)	28.91
Non-vested Restricted Shares at December 31, 2018	113,864	$33.61

Based on the terms of the Restricted Share grants, all forfeited shares revert back to the Company.

During 2016, the Company granted an aggregate of 121,346 A ordinary shares to key employees at a weighted average grant date fair value of $28.97 per share under the Plan. Of the shares granted in 2016, 11,199 were granted to the Company’s Chief Executive Officer and vest 33 1/3% on each subsequent anniversary date of the grant for a period of three years subject to a true-up of bonus year underwriting results as of the third anniversary of the grant.  5,309 shares were granted to another key employee and were due to vest 100% on February 7, 2019.  These shares were forfeited during 2017 as the key employee was no longer employed by the company.  8,253 shares were granted to other key personal lines employees and vest 33% on the first and second anniversary of the grant and vest 34% on the third anniversary of the grant contingent on meeting certain performance objectives and subject to Board approval.  The remaining 96,585 shares were granted to key employees and will vest as follows:

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

During 2017, the Company granted an aggregate of 22,503 A ordinary shares to key employees at a weighted average grant date fair value of $38.21 per share under the Plan.  These shares will vest as follows:

•	16.5%, vested on January 1, 2018. 16.5%, and 17.0% of the granted stock will vest on January 1, 2019 and January 1, 2020, respectively.

•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2020, following a re-measurement of 2016 results as of December 31, 2019.

During 2017, the Company granted 27,121 A ordinary shares, at a weighted average grant date fair value of $40.42 per share, to non-employee directors of the Company under the Plan.

During 2018, the Company granted 38,778 A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.  11,843 of these shares vested immediately.  The remainder will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock vest on January 1, 2019, January 1, 2020, and January 1, 2021, respectively.
•	Subject to Board approval, 50% of granted stock vests 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

During 2018, the Company granted 31,646 A ordinary shares, at a weighted average grant date fair value of $36.74 per share, to non-employee directors of the Company under the Plan.

All of the shares granted to non-employee directors in 2018, 2017, and 2016 were fully vested but subject to certain restrictions.

Chief Executive Officer

On March 6, 2018, the Company entered into a Chief Executive Agreement (the “Employment Agreement”) with Ms. Valko.  In accordance with the Employment Agreement, the vesting schedule for the 300,000 stock options issued in 2014 (“Tranche 2 Options”) was modified.  100,000 of the Tranche 2 Options were related to the attainment of Return on Equity criteria for 2018 and were scheduled to vest on December 31, 2018.  These options were forfeited on December 31, 2018 because the Return on Equity criteria was not met.  Of the remaining 200,000 options, 100,000 are scheduled to vest on December 31, 2019 if the 2019 Return on Equity criteria is met and 100,000 are scheduled to vest on December 31, 2020 if the 2020 Return on Equity criteria is met.  As a result of applying modification accounting, stock based compensation was decreased by less than $0.1 million during the year ended December 31, 2018.

Under the terms of the Employment Agreement, Ms. Valko was also granted an additional 300,000 Time-Based Options (“Tranche 3 Options”) with an exercise price of $50 per share.  100,000 Tranche 3 Options vested on December 31, 2018.  100,000 Tranche 3 Options will each vest on December 31 of 2019 and 2020 if Ms. Valko remains employed and in good standing as of such date.  Tranche 3 Options expire on the earlier of December 31, 2027 or 90 calendar days after Ms. Valko is neither employed by Global Indemnity nor a member of the Board of Directors.

16.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees.  Under this plan, the Company matches 100% of the first 6% contributed by an employee.  Vesting on contributions made by the Company is immediate.  Total expenses for the plan were $1.9 million for each of the years ended December 31, 2018, 2017, and 2016.

17.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016
Net income (loss)	$(56,696)	$(9,551)	$49,868
Basic earnings per share:
Weighted average shares outstanding - basic	14,088,883	17,308,663	17,246,717
Net income (loss) per share	$(4.02)	$(0.55)	$2.89
Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	14,088,883	17,308,663	17,547,061
Net income (loss) per share	$(4.02)	$(0.55)	$2.84

(1)	For the years ended December 31, 2018 and 2017, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2018	2017	2016
Weighted average shares for basic earnings per share	14,088,883	17,308,663	17,246,717
Non-vested restricted stock	—	—	187,526
Options	—	—	112,818
Weighted average shares for diluted earnings per share	14,088,883	17,308,663	17,547,061

If the Company had not incurred a loss in the years ended December 31, 2018 and 2017, 14,325,276 and 17,680,209 weighted average shares, respectively, would have been used to compute the diluted loss per share calculations.  In addition to the basic shares, weighted average shares for the diluted calculations would have included 76,568 and 157,441 shares of non-vested restricted stock, respectively, and 159,825 and 214,105 share equivalents for options, respectively.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2018 and 2016 do not include 500,000 and 300,000 options, respectively, which were deemed to be anti-dilutive. The year ended December 31, 2017 did not have any options that were deemed to be anti-dilutive.

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

•	Under SAP, certain assets designated as "Non-admitted assets" (such as prepaid expenses) are charged against surplus.
•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.
•	Under SAP, certain premium receivables are non-admitted and are charged against surplus based upon aging criteria.
•

Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management's estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

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

The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital ("RBC") standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities.  Applying the current regulatory restrictions as of December 31, 2018, the maximum amount of distributions that could be paid in 2019 by the United National insurance companies and the Penn-America insurance companies under applicable laws and regulations without regulatory approval is approximately $10.6 million and $6.5 million, respectively.  The Penn-America insurance companies limitation includes $2.1 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2018 ownership percentages. American Reliable is unable to pay a distribution in 2019 without regulatory approval.  During 2018, the United National Insurance Company declared and paid dividends of $20.0 million.  Penn-America Insurance Company and American Reliable did not declare or pay any dividends in 2018.

The NAIC's RBC model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention.  The model provides four levels of regulatory attention, varying with the ratio of an insurance company's total adjusted capital to its authorized control level RBC ("ACLRBC").  If a company’s total adjusted capital is:

(a)

less than or equal to 200%, but greater than 150% of its ACLRBC (the "Company Action Level"), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;

(b)

less than or equal to 150%, but greater than 100% of its ACLRBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed;

(c)

less than or equal to 100%, but greater than 70% of its ACLRBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and

(d)	less than or equal to 70% of its ACLRBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control.

Based on the standards currently adopted, the Company reported in its 2018 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Statutory capital and surplus, as of end of period	$225,645	$274,586	$323,144
Statutory net income (loss)	(52,036)	(19,019)	35,618

Global Indemnity Reinsurance must also prepare annual statutory financial statements.  The Bermuda Insurance Act 1978 (the “Insurance Act”) prescribes rules for the preparation and substance of these statutory financial statements which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto.  The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Global Indemnity Reinsurance's shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.  Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  Based upon the total statutory capital plus the statutory surplus as set out in its 2018 statutory financial statements that will be filed in 2019, Global Indemnity Reinsurance could pay a dividend of up to $223.9 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.  In 2018, Global Indemnity Reinsurance declared  and paid a dividend of $50.0 million to its parent, Global Indemnity. In addition, Global Indemnity Reinsurance paid a dividend of $20.0 million in 2018, which was previously declared in 2017, to Global Indemnity.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Statutory capital and surplus, as of end of period	$835,620	$908,433	$838,923
Statutory net income	(3,972)	29,647	32,768

19.	Segment Information

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

During the 1st quarter of 2017, the Company re-evaluated its Commercial Lines and Personal Lines segments and determined that certain portions of business will be managed, operated and reported by including them in the other segment.  As a result, the composition of the Company’s reportable segments changed slightly.  Premium that is written through a wholly owned agency that mainly sells to individuals, which was previously included as part of the Commercial Lines segment, is now included within the Personal Lines segment.  In addition, one of the small commercial programs written by American Reliable Insurance Company, which was previously included within the Personal Lines segment, is now aggregated within the Commercial Lines segment.  Accordingly, the segment results for 2016 have been revised to reflect these changes.

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

The following are tabulations of business segment information for the years ended December 31, 2018, 2017, and 2016.  Corporate information is included to reconcile segment data to the consolidated financial statements.

2018: (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$249,948		$249,906	(6)	$48,043		$547,897
Net premiums written	$226,827		$197,687		$48,033		$472,547
Net premiums earned	$218,357		$198,016		$51,402		$467,775
Other income (loss)	—		1,938		(210)		1,728
Total revenues	218,357		199,954		51,192		469,503
Losses and Expenses:
Net losses and loss adjustment expenses	114,476		163,889		56,260		334,625
Acquisition costs and other underwriting expenses	87,371	(3)	85,561	(4)	17,846		190,778
Income (loss) from segments	$16,510		$(49,496)		$(22,914)		(55,900)
Unallocated Items:
Net investment income							46,342
Net realized investment losses							(16,907)
Corporate and other operating expenses							(29,766)
Interest expense							(19,694)
Loss before income taxes							(75,925)
Income tax benefit							19,229
Net loss							$(56,696)
Total assets	$807,110		$534,160		$618,996	(5)	$1,960,266

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.

(3)    Includes federal excise tax of $386 relating to cessions from Commercial Lines to Reinsurance Operations.

(4)	Includes federal excise tax of $458 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes ($2,062) of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2017: (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$212,670		$249,777	(6)	$53,887		$516,334
Net premiums written	$186,448		$209,799		$53,933		$450,180
Net premiums earned	$178,798		$215,983		$43,253		$438,034
Other income	78		6,288		216		6,582
Total revenues	178,876		222,271		43,469		444,616
Losses and Expenses:
Net losses and loss adjustment expenses	62,834		165,798		40,580		269,212
Acquisition costs and other underwriting expenses	75,990	(3)	93,113	(4)	14,630		183,733
Income (loss) from segments	$40,052		$(36,640)		$(11,741)		(8,329)
Unallocated Items:
Net investment income							39,323
Net realized investment gains							1,576
Corporate and other operating expenses							(25,714)
Interest expense							(16,906)
Loss before income taxes							(10,050)
Income tax benefit							499
Net loss							$(9,551)
Total assets	$905,184		$467,525		$628,960	(5)	$2,001,669

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $714 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $862 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes ($1,338) of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2016: (Dollars in thousands)	Commercial Lines	(1)	Personal Lines	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$203,061		$302,947	(6)	$59,837		$565,845
Net premiums written	$182,956		$228,183		$59,801		$470,940
Net premiums earned	$189,342		$237,555		$41,568		$468,465
Other income (loss)	6,857		3,712		(224)		10,345
Total revenues	196,199		241,267		41,344		478,810
Losses and Expenses:
Net losses and loss adjustment expenses	75,401		174,528		14,074		264,003
Acquisition costs and other underwriting expenses	81,477	(3)	99,109	(4)	16,064		196,650
Income (loss) from segments	$39,321		$(32,370)		$11,206		18,157
Unallocated Items:
Net investment income							33,983
Net realized investment gains							21,721
Corporate and other operating expenses							(17,338)
Interest expense							(8,905)
Income before income taxes							47,618
Income tax benefit							2,250
Net income							$49,868
Total assets	$790,564		$470,508		$711,874	(5)	$1,972,946

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $756 relating to cessions from Commercial Lines to Reinsurance Operations.
(4)	Includes federal excise tax of $948 relating to cessions from Personal Lines to Reinsurance Operations.
(5)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries
(6)	Includes $35,334 of business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

20.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at December 31, 2018 and December 31, 2017, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the year ended December 31, 2018 and 2017, and condensed consolidating statements of cash flows for the year ended December 31, 2018 and 2017.  GIGI is a 100% owned subsidiary of the Company.  See Note 11 for information on the Company’s debt obligations.

Condensed Consolidating Balance Sheets at December 31, 2018 ($ in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$55,377	$233,479	$1,121,799	$—	$1,410,655
Cash and cash equivalents	2,221	26,039	71,237	—	99,497
Investments in subsidiaries	1,105,032	296,357	(19,922)	(1,381,467)	—
Due from subsidiaries and affiliates	584	(2,133)	1,549	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	3,869	17,425	(21,294)	—
Premiums receivable, net	—	—	87,679	—	87,679
Reinsurance receivables, net	—	—	114,418	—	114,418
Funds held by ceding insurers	—	—	49,206	—	49,206
Federal income taxes receivable	—	4,631	6,235	—	10,866
Deferred federal income taxes	—	44,481	4,108	—	48,589
Deferred acquisition costs	—	—	61,676	—	61,676
Intangible assets	—	—	22,020	—	22,020
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	20,594	—	20,594
Receivable for securities sold	—	—	15	—	15
Other assets	8,461	5,085	22,237	(7,253)	28,530
Total assets	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$680,031	$—	$680,031
Unearned premiums	—	—	281,912	—	281,912
Ceded balances payable	—	—	14,994	—	14,994
Contingent commissions	—	—	10,636	—	10,636
Debt	—	295,818	—	(7,253)	288,565
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,499	—	1,795	(21,294)	—
Other liabilities	2,619	13,651	38,799	—	55,069
Total liabilities	542,616	711,779	1,033,216	(956,404)	1,331,207

Shareholders’ equity
Total shareholders’ equity	629,059	(19,922)	1,401,389	(1,381,467)	629,059

Total liabilities and shareholders’ equity	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Balance Sheets at December 31, 2017 ($ in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$13,118	$309,891	$1,136,477	$—	$1,459,486
Cash and cash equivalents	11,089	7,749	55,576	—	74,414
Investments in subsidiaries	1,207,590	321,194	62,950	(1,591,734)	—
Due from subsidiaries and affiliates	4,618	(6,513)	1,895	—	—
Notes receivable – affiliate	—	80,049	845,498	(925,547)	—
Interest receivable – affiliate	—	2,721	30,642	(33,363)	—
Premiums receivable, net	—	—	84,386	—	84,386
Reinsurance receivables, net	—	—	105,060	—	105,060
Funds held by ceding insurers	—	—	45,300	—	45,300
Federal income taxes receivable	—	7,560	2,489	283	10,332
Deferred federal income taxes	—	21,533	4,833	(170)	26,196
Deferred acquisition costs	—	—	61,647	—	61,647
Intangible assets	—	—	22,549	—	22,549
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	28,851	—	28,851
Receivable for securities sold	—	(403)	1,946	—	1,543
Other assets	20,681	52,806	21,897	(20,000)	75,384
Total assets	$1,257,096	$796,587	$2,518,517	$(2,570,531)	$2,001,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$634,664	$—	$634,664
Unearned premiums	—	—	285,397	—	285,397
Ceded balances payable	—	—	10,851	—	10,851
Payable for securities purchased	—	—	—	—	—
Contingent commissions	—	—	7,984	—	7,984
Debt	222,483	72,230	—	—	294,713
Notes payable – affiliates	290,498	630,000	5,049	(925,547)	—
Accrued interest payable – affiliates	12,465	19,574	1,324	(33,363)	—
Other liabilities	13,256	11,832	44,578	(20,000)	49,666
Total liabilities	538,702	733,636	989,847	(978,910)	1,283,275

Shareholders’ equity
Total shareholders’ equity	718,394	62,951	1,528,670	(1,591,621)	718,394

Total liabilities and shareholders’ equity	$1,257,096	$796,587	$2,518,517	$(2,570,531)	$2,001,669

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$467,775	$—	$467,775
Net investment income	658	9,208	73,317	(36,841)	46,342
Net realized investment gains (losses)	(154)	(15,284)	(1,469)	—	(16,907)
Other income (loss)	—	20	1,708	—	1,728
Total revenues	504	(6,056)	541,331	(36,841)	498,938
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	334,625	—	334,625
Acquisition costs and other underwriting expenses	—	—	190,778	—	190,778
Corporate and other operating expenses	11,317	17,047	1,402	—	29,766
Interest expense	12,994	43,187	354	(36,841)	19,694
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(23,807)	(66,290)	14,172	—	(75,925)
Equity in net income (loss) of subsidiaries	(32,889)	(16,694)	(73,009)	122,592	—
Income (loss) before income taxes	(56,696)	(82,984)	(58,837)	122,592	(75,925)
Income tax benefit	—	(9,975)	(9,254)	—	(19,229)
Net income (loss)	$(56,696)	$(73,009)	$(49,583)	$122,592	$(56,696)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$438,034	$—	$438,034
Net investment income	361	8,943	74,264	(44,245)	39,323
Net realized investment gains (losses)	(368)	877	1,067	—	1,576
Other income	6	4,170	2,406	—	6,582
Total revenues	(1)	13,990	515,771	(44,245)	485,515
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	269,212	—	269,212
Acquisition costs and other underwriting expenses	—	—	183,733	—	183,733
Corporate and other operating expenses	16,807	(11,595)	20,502	—	25,714
Interest expense	18,349	42,332	332	(44,107)	16,906
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(35,157)	(16,747)	41,992	(138)	(10,050)
Equity in net income (loss) of subsidiaries	25,606	(19,018)	(48,595)	42,007	—
Loss before income taxes	(9,551)	(35,765)	(6,603)	41,869	(10,050)
Income tax expense (benefit)	—	12,830	(13,329)	—	(499)
Net income (loss)	$(9,551)	$(48,595)	$6,726	$41,869	$(9,551)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
Condensed Consolidating Statements of Operations for the Year Ended December 31, 2016 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$468,465	$—	$468,465
Net investment income	28	4,745	63,572	(34,362)	33,983
Net realized investment gains	—	9,017	12,704	—	21,721
Other income (loss)	(1)	1,127	9,219	—	10,345
Total revenues	27	14,889	553,960	(34,362)	534,514
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	264,003	—	264,003
Acquisition costs and other underwriting expenses	—	—	196,650	—	196,650
Corporate and other operating expenses	660	5,650	11,028	—	17,338
Interest expense	1,370	34,738	7,159	(34,362)	8,905
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(2,003)	(25,499)	75,120	—	47,618
Equity in net income (loss) of subsidiaries	51,871	13,351	(2,720)	(62,502)	—
Income (loss) before income taxes	49,868	(12,148)	72,400	(62,502)	47,618
Income tax expense (benefit)	—	(9,428)	7,178	—	(2,250)
Net income (loss)	$49,868	$(2,720)	$65,222	$(62,502)	$49,868

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$(56,696)	$(73,009)	$(49,583)	$122,592	$(56,696)
Other comprehensive income (loss), net of tax:
Unrealized holding (losses)	(499)	(2,917)	(17,332)	—	(20,748)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(19,841)	(8,230)	(10,120)	38,191	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(3)	—	(3)
Reclassification adjustment for (gains) losses included in net income (loss)	154	1,027	1,269	—	2,450
Unrealized foreign currency translation (losses)	—	—	(1,885)	—	(1,885)
Other comprehensive income (loss), net of tax	(20,186)	(10,120)	(28,071)	38,191	(20,186)
Comprehensive income (loss), net of tax	$(76,882)	$(83,129)	$(77,654)	$160,783	$(76,882)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$(9,551)	$(48,595)	$6,726	$41,869	$(9,551)
Other comprehensive income (loss), net of tax:
Unrealized holding gains	(216)	9,735	187	(29)	9,677
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	9,449	(385)	8,955	(18,019)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(3)	—	(3)
Reclassification adjustment for (gains) losses included in net income (loss)	368	(619)	(735)	138	(848)
Unrealized foreign currency translation gains (losses)	—	224	551	—	775
Other comprehensive income (loss), net of tax	9,601	8,955	8,955	(17,910)	9,601
Comprehensive income (loss), net of tax	$50	$(39,640)	$15,681	$23,959	$50

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2016 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$49,868	$(2,720)	$65,222	$(62,502)	$49,868
Other comprehensive income (loss), net of tax:
Unrealized holding (losses)	(32)	784	9,319	(13)	10,058
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(4,664)	(840)	(6,581)	12,085	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(3)	—	(3)
Reclassification adjustment for (gains) losses included in net income	—	(6,583)	(8,226)	—	(14,809)
Unrealized foreign currency translation (losses)	—	58	—	—	58
Other comprehensive income (loss), net of tax	(4,696)	(6,581)	(5,491)	12,072	(4,696)
Comprehensive income (loss), net of tax	$45,172	$(9,301)	$59,731	$(50,430)	$45,172

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(20,178)	$(35,207)	$97,454	$42,069
Cash flows from investing activities:
Proceeds from sale of fixed maturities	32,980	71,900	188,468	293,348
Proceeds from sale of equity securities	—	35,639	—	35,639
Proceeds from maturity of fixed maturities	5,431	7,600	42,151	55,182
Proceeds from limited partnerships	1,500	34,499	7,378	43,377
Amount received (paid) in connection with derivatives	—	4,392	—	4,392
Purchases of fixed maturities	(33,327)	(40,858)	(296,351)	(370,536)
Purchases of equity securities	—	(36,258)	—	(36,258)
Purchases of other invested assets	—	(15,800)	(509)	(16,309)
Acquisition of business	—	(3,515)	—	(3,515)
Net cash provided by (used for) investing activities	6,584	57,599	(58,863)	5,320
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	—	(6,412)	—	(6,412)
Proceeds / (issuance) of notes to affiliates	230,000	(227,690)	(2,310)	—
Debt restructuring	(230,000)	230,000	—	—
Dividends paid to shareholders	(14,027)	—	—	(14,027)
Dividends from subsidiaries	20,620	—	(20,620)	—
Purchase of A ordinary shares	(1,867)	—	—	(1,867)
Net cash provided by (used for) financing activities	4,726	(4,102)	(22,930)	(22,306)
Net change in cash and cash equivalents	(8,868)	18,290	15,661	25,083
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414
Cash and cash equivalents at end of period	$2,221	$26,039	$71,237	$99,497

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(24,927)	$(37,165)	$43,183	$(18,909)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	12,389	54,082	851,968	918,439
Proceeds from sale of equity securities	—	32,218	—	32,218
Proceeds from maturity of fixed maturities	10,000	78,925	56,550	145,475
Proceeds from limited partnerships	—	4,139	8,160	12,299
Amount received (paid) in connection with derivatives	—	1,464	—	1,464
Purchases of fixed maturities	(32,044)	(254,152)	(792,003)	(1,078,199)
Purchases of equity securities	—	(36,647)	—	(36,647)
Purchases of other invested assets	—	(22,500)	(1,500)	(24,000)
Net cash provided by (used for) investing activities	(9,655)	(142,471)	123,175	(28,951)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	—	5,584	—	5,584
Redemption of ordinary shares	(83,015)	—	—	(83,015)
Proceeds from issuance of subordinated notes	130,000	—	—	130,000
Debt issuance cost	(4,246)	—	—	(4,246)
Proceeds / (issuance) of notes to affiliates	—	120,000	(120,000)	—
Dividends from subsidiaries	100,000	56,265	(156,265)	—
Capital contribution	(96,000)	—	96,000	—
Purchase of A ordinary shares	(1,159)	—	—	(1,159)
Net cash provided by (used for) financing activities	45,580	181,849	(180,265)	47,164
Net change in cash and cash equivalents	10,998	2,213	(13,907)	(696)
Cash and cash equivalents at beginning of period	91	5,536	69,483	75,110
Cash and cash equivalents at end of period	$11,089	$7,749	$55,576	$74,414

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2016 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co- obligor subsidiaries (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$1	$(33,440)	$14,233	$(19,206)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	84	94,270	287,035	381,389
Proceeds from sale of equity securities	—	111,156	—	111,156
Proceeds from maturity of fixed maturities	—	500	85,509	86,009
Proceeds from limited partnerships	—	2,441	1,819	4,260
Proceeds from disposition of subsidiary, net of cash and cash equivalents disposed of $1,269	—	—	16,922	16,922
Amount received (paid) in connection with derivatives	—	(1,010)	—	(1,010)
Purchases of fixed maturities	—	(41,940)	(395,750)	(437,690)
Purchases of equity securities	—	(109,940)	—	(109,940)
Purchases of other invested assets	—	(7,824)	(6,301)	(14,125)
Net cash provided by (used for) investing activities	84	47,653	(10,766)	36,971
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	—	(9,000)	—	(9,000)
Debt issuance cost	—	—	(14)	(14)
Capital contribution	(450)	—	450	—
Proceeds from disposition of subsidiary	456	—	(456)	—
Purchase of A ordinary shares	—	—	(805)	(805)
Tax benefit on share-based compensation expense	—	—	127	127
Net cash provided by (used for) financing activities	6	(9,000)	(698)	(9,692)
Net change in cash and cash equivalents	91	5,213	2,769	8,073
Cash and cash equivalents at beginning of period	—	323	66,714	67,037
Cash and cash equivalents at end of period	$91	$5,536	$69,483	$75,110

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

21.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2018, 2017, and 2016:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Federal income taxes paid	$859	$133	$195
Federal income taxes recovered	—	19	4,889
Interest paid	19,387	14,504	8,771

22.	New Accounting Pronouncements

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

In May, 2017, the FASB issued updated accounting guidance which clarified whether changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  This guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company adopted this guidance during the first quarter of 2018.  The provisions of this guidance were adopted on a prospective basis.  As a result of adopting this guidance, stock based compensation decreased by less than $0.1 million during the year ended December 31, 2018.  The adjustment was due to the Company entering into an Employment Agreement with its Chief Executive Officer which modified the vesting schedule on 300,000 options issued in 2014.  The Company did not record a cumulative effect adjustment to shareholders’ equity as a result of adopting this guidance and the adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

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

During the year ended December 31, 2018, net realized investment gains (losses) included a loss of $22.0 million related to the change in the fair value of equity investments in accordance with this new accounting guidance.

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

In March, 2017, the FASB issued new accounting guidance which amends the amortization period for certain purchased callable debt securities held at a premium.  Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instruments.  Under the new guidance, the amortization period would be shortened to the earliest call date.  This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  The Company does not anticipate the new guidance having a material impact on its financial condition, results of operations, and cash flows.

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

In February, 2016, the FASB issued new accounting guidance regarding leases.  The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In July, 2018, additional accounting guidance was issued which provided entities with an additional and optional transition method when adopting this new standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance sheet of retained earnings. The lease guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company plans to adopt this new accounting guidance on January 1, 2019 using the optional transition method. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard.  In addition, the Company will elect the hindsight practical expedient to determine the lease term for existing leases.  The Company does not anticipate the classification of leases to change, but does expect to recognize right-of-use assets and corresponding lease liabilities.   These assets and liabilities are expected to represent less than 2% of the Company’s assets and liabilities. The Company expects the new guidance to have minimal impact on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

23.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2018 and 2017 quarterly performance is as follows:

	Year Ended December 31, 2018
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$108,002	$113,917	$120,528	$125,328
Net investment income	11,404	10,954	11,750	12,234
Net realized investment gains (losses)	(316)	2,830	5,319	(24,740)
Net losses and loss adjustment expenses	56,072	58,861	80,493	139,199
Acquisition costs and other underwriting expenses	45,003	47,513	48,680	49,582
Income (loss) before income taxes	4,448	5,793	436	(86,602)
Net income (loss)	5,701	7,192	3,728	(73,317)
Per share data - Diluted:
Net income (loss)	$0.40	$0.50	$0.26	$(5.20)

	Year Ended December 31, 2017
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$113,126	$107,073	$108,619	$109,216
Net investment income	8,644	8,840	10,134	11,705
Net realized investment gains (losses)	775	(662)	(963)	2,426
Net losses and loss adjustment expenses	62,561	57,700	82,395	66,556
Acquisition costs and other underwriting expenses	46,551	43,457	45,002	48,723
Income (loss) before income taxes	9,280	7,753	(16,779)	(10,304)
Net income (loss)	12,282	10,089	(8,924)	(22,998)
Per share data - Diluted:
Net income (loss)	$0.70	$0.57	$(0.51)	$(1.33)

24.	Subsequent events

On February 11, 2019, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to be paid on March 29, 2019 to all shareholders of record as of the close of business on March 22, 2019.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2018. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and Directors; and

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2018. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2018, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting.  See “Report of Independent Registered Public Accounting Firm” on page 146.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Limited

Opinion on Internal Control over Financial Reporting

We have audited Global Indemnity Limited’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Global Indemnity Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

March 14, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (“2019 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2019 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2019 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2019 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2019 Proxy Statement.

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

The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 77 are filed as part of this report.
(2)	The Financial Statement Schedules listed in the accompanying index on page 77 are filed as part of this report.

Exhibit No.	Description

2.1	American Reliable SPA dated as of October 16, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2014 (File No. 001-34809)).

3.1	Certificate of Incorporation of Global Indemnity Limited (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

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

4.8

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

10.13*	Global Indemnity Limited 2018 Share Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K dated June 14, 2018 (File No. 001-34809)).

10.14*

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

10.17*

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

10.19*

Amendment to the Amended and Restated Shareholders Agreement, dated as of October 31, 2013, by and among Global Indemnity plc and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 001-34809)).

10.20*

Assignment and Assumption Agreement, dated as of November 7, 2016, between Global Indemnity Limited and Global Indemnity plc (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.21*

Indemnification Agreement between United America Indemnity, Ltd. and Fox Paine Capital Fund II International L.P., dated July 2, 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12b dated July 2, 2010 (File No. 001-34809)).

10.22*

Assignment and Assumption Agreement, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc and Fox Paine Capital Fund II International L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.23*

Form of Indemnification Agreement between United America Indemnity, Ltd. and certain directors and officers of Global Indemnity plc, dated July 2, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.24*

Form of Assignment and Assumption Agreement, dated as of       , 2016, between Global Indemnity Limited, Global Indemnity plc, United America Indemnity, Ltd. and certain directors and officers of who may become a party thereto (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.25*

Employment Agreement, as amended, for William J. Devlin, Jr., dated October 24, 2005 (incorporated by reference to exhibit 10.14 of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 dated September 5, 2012 (File No. 001-34809)).

10.26*

Amendment to Executive Employment Agreement with William J. Devlin, Jr., dated November 7, 2016 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12B (File No. 001-34809)).

10.27*

Amendment to the Executive Employment Agreement with William J. Devlin, Jr., dated August 8, 2017 ((incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34809)).

10.28*

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

10.31*

Amendment to Executive Employment Agreement with Thomas M. McGeehan, dated November 7, 2016 (incorporated by reference to exhibit 10.10 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.32*	Cynthia Valko Chief Executive Agreement (incorporated by reference to exhibit 10.41 of the Company’s Annual Report on Form 10-K dated March 9, 2018 (File No. 001-34809)).

10.33*

Executive Employment Term Sheet with Stephen Green, dated February 18, 2015 (incorporated by reference to exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.34*

Amendment to the Executive Employment Term Sheet with Stephen Green, dated November 7, 2016 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.35*

Amendment to the Executive Employment Agreement with Stephen Green, dated August 8, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34809)).

10.36

Redemption Agreement, dated October 29, 2015, by and between Global Indemnity plc and the parties listed on Annex A thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated October 29, 2015)(File No. 001-34809)).

10.37

Amended and Restated Additional Redemption Agreement, dated as of November 7, 2016, between Global Indemnity Limited, Global Indemnity plc and other parties listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.38

Assignment and Assumption Agreement, dated as of November 7, 2016, among Global Indemnity Limited, Global Indemnity plc, Global Indemnity Group, Inc., American Bankers Insurance Group, Inc. and Assurant, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8K-12B dated November 7, 2016 (File No. 001-34809)).

10.39

Deed Poll, dated as of November 7, 2016, by Global Indemnity Limited (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.40

Institutional Services Customer Agreement dated as of December 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34809)).

10.41

Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-34809)).

21.1+	List of Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+

The following financial information from Global Indemnity’s Annual Report on Form 10-K for the Year Ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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

GLOBAL INDEMNITY LIMITED

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 14, 2019.

SIGNATURE	TITLE
/s/ Saul A. Fox	Chairman and Director
Saul A. Fox

/s/ Cynthia Y. Valko	Chief Executive Officer (Principal Executive Officer) and Director
Cynthia Y. Valko

/s/ Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas M. McGeehan

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ John H. Howes	Director
John H. Howes

/s/ Bruce Lederman	Director
Bruce Lederman

/s/ Joseph W. Brown	Director
Joseph W. Brown

/s/ James D. Wehr	Director
James D. Wehr

/s/ Jason B. Hurwitz	Director
Jason B. Hurwitz

GLOBAL INDEMNITY LIMITED

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2018
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$79,766	$78,855	$78,855
States, municipalities, and political subdivisions	95,629	95,613	95,613
Mortgage-backed and asset-backed securities	510,993	504,330	504,330
Public utilities	49,999	49,608	49,608
All other corporate bonds	521,443	506,749	506,749
Total fixed maturities	1,257,830	1,235,155	1,235,155
Equity securities:
Common stocks:
Public utilities	10,487	10,487	10,487
Industrial and miscellaneous	114,260	114,260	114,260
Total equity securities	124,747	124,747	124,747
Other long-term investments	50,753	50,753	50,753
Total investments	$1,433,330	$1,410,655	$1,410,655

*

Original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts; original cost of equity securities and other long-term investments adjusted for income or loss earned on investments in accordance with equity method of accounting.  All amounts are shown net of impairment losses.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	Years Ended December 31,
ASSETS	2018	2017
Fixed maturities	$37,484	$13,118
Other invested assets	17,893	—
Total investments	55,377	13,118
Cash and cash equivalents	2,221	11,089
Equity in unconsolidated subsidiaries (1)	1,105,032	1,207,590
Due from affiliates (1)	584	4,618
Other assets	8,461	20,681
Total assets	$1,171,675	$1,257,096
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$—	$222,483
Intercompany notes payable (1)	520,498	290,498
Interest payable - affiliates (1)	19,499	12,465
Interest payable	—	3,152
Other liabilities	2,619	10,104
Total liabilities	542,616	538,702
Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,171,954 and 10,102,927, respectively; A ordinary shares outstanding: 10,095,312 and 10,073,376, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	438,182	434,730
Accumulated other comprehensive income, net of tax	(21,231)	8,983
Retained earnings	215,132	275,838
A ordinary shares in treasury, at cost: 76,642 and 29,551 shares, respectively	(3,026)	(1,159)
Total shareholders' equity	629,059	718,394
Total liabilities and shareholders’ equity	$1,171,675	$1,257,096

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$658	$361	$28
Net realized investment losses	(154)	(368)	—
Other income (loss)	—	6	(1)
Total revenues	504	(1)	27
Expenses:
Intercompany interest expense (1)	7,034	2,477	198
Interest expense	5,960	15,872	1,172
Other expenses	11,317	16,807	660
Loss before equity in earnings of unconsolidated subsidiaries	(23,807)	(35,157)	(2,003)
Equity in earnings of unconsolidated subsidiaries (1)	(32,889)	25,606	51,871
Net income (loss)	(56,696)	(9,551)	49,868
Other comprehensive income (loss), net of tax:
Unrealized holding losses	(499)	(216)	(32)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	(19,841)	9,449	(4,664)
Reclassification adjustment for losses included in net income (loss)	154	368	—
Other comprehensive income (loss), net of tax	(20,186)	9,601	(4,696)
Comprehensive income (loss), net of tax	$(76,882)	$50	$45,172

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$(20,178)	$(24,927)	$1
Cash flows from investing activities:
Proceeds from sale of fixed maturities	32,980	12,389	84
Proceeds from maturity of fixed maturities	5,431	10,000	—
Proceeds from limited partnerships	1,500	—	—
Purchase of fixed maturities	(33,327)	(32,044)	—
Net cash provided by (used in) investing activities	6,584	(9,655)	84
Cash flows from financing activities:
Redemption of ordinary shares	—	(83,015)	—
Proceeds from issuance of subordinated notes	—	130,000	—
Debt issuance cost	—	(4,246)	—
Proceeds / (issuance) of notes to affiliates	230,000	—	—
Debt restructuring	(230,000)	—	—
Dividends paid to shareholders	(14,027)	—	—
Dividends from subsidiaries	20,620	100,000	—
Capital contribution	—	(96,000)	(450)
Proceeds from disposition of subsidiary	—	—	456
Purchase of A ordinary shares	(1,867)	(1,159)	—
Net cash provided by financing activities	4,726	45,580	6
Net change in cash and equivalents	(8,868)	10,998	91
Cash and cash equivalents at beginning of period	11,089	91	—
Cash and cash equivalents at end of period	$2,221	$11,089	$91

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2018:
Commercial Lines	$23,059	$417,175	$110,704	$—
Personal Lines	27,058	133,645	129,074	—
Reinsurance Operations	11,559	129,211	42,134	—
At December 31, 2017:
Commercial Lines	$21,222	$419,042	$102,191	$—
Personal Lines	27,563	120,255	137,704	—
Reinsurance Operations	12,862	95,367	45,502	—
At December 31, 2016:
Commercial Lines	$19,755	$458,645	$94,698	$—
Personal Lines	28,381	127,350	157,464	—
Reinsurance Operations	9,765	65,047	34,822	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2018:
Commercial Lines	$218,357	$114,476	$49,715	$226,827
Personal Lines	198,016	163,889	55,390	197,687
Reinsurance Operations	51,402	56,260	12,883	48,033
Total	$467,775	$334,625	$117,988	$472,547
For the year ended December 31, 2017:
Commercial Lines	$178,798	$62,834	$42,008	$186,448
Personal Lines	215,983	165,798	56,616	209,799
Reinsurance Operations	43,253	40,580	10,340	53,933
Total	$438,034	$269,212	$108,964	$450,180
For the year ended December 31, 2016:
Commercial Lines	$189,342	$75,401	$42,361	$182,956
Personal Lines	237,555	174,528	61,416	228,183
Reinsurance Operations	41,568	14,074	10,540	59,801
Total	$468,465	$264,003	$114,317	$470,940

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2018	$46,342	$29,766
For the year ended December 31, 2017	39,323	25,714
For the year ended December 31, 2016	33,983	17,338

GLOBAL INDEMNITY LIMITED

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2018:
Property & Liability Insurance	$483,229	$83,610	$68,156	$467,775	14.6%
For the year ended December 31, 2017:
Property & Liability Insurance	$440,109	$79,886	$77,811	$438,034	17.8%
For the year ended December 31, 2016:
Property & Liability Insurance	$466,750	$96,552	$98,267	$468,465	21.0%

GLOBAL INDEMNITY LIMITED

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period

For the year ended December 31, 2018:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,179	$93	$—	$—	$2,272
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	—	—	—	8,040
For the year ended December 31, 2017:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,928	$251	$—	$—	$2,179
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	-	—	—	8,040
For the year ended December 31, 2016:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,646	$282	$—	$—	$1,928
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	9,675	(1,635)	—	—	8,040

GLOBAL INDEMNITY LIMITED

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2018	$61,676	$680,031	$800	$281,912
As of December 31, 2017	61,647	634,664	1,200	285,397
As of December 31, 2016	57,901	651,042	2,000	286,984

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2018	$467,775	$46,342	$363,423	$(28,798)	$117,988	$301,357	$472,547
For the year ended December 31, 2017	438,034	39,323	323,112	(53,900)	108,964	271,756	450,180
For the year ended December 31, 2016	468,465	33,983	321,255	(57,252)	114,317	317,369	470,940

Note:  All of the Company's insurance subsidiaries are 100% owned and consolidated.