Form 10-Q
period 2019-03-31
Global Indemnity Ltd
filed 2019-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
A Ordinary Shares	GBLI	NASDAQ Global Select Market
7.75% Subordinated Notes due 2045	GBLIZ	NASDAQ Global Select Market
7.875% Subordinated Notes due 2047	GBLIL	NASDAQ Global Select Market

As of May 3, 2019, the registrant had outstanding 10,113,527 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,291,128 and $1,257,830)	$1,294,555	$1,235,155
Equity securities, at fair value	142,534	124,747
Other invested assets	48,705	50,753
Total investments	1,485,794	1,410,655

Cash and cash equivalents	37,874	99,497
Premiums receivable, net	92,477	87,679
Reinsurance receivables, net	102,346	114,418
Funds held by ceding insurers	44,902	49,206
Federal income taxes receivable	11,069	10,866
Deferred federal income taxes	40,943	48,589
Deferred acquisition costs	62,854	61,676
Intangible assets	21,888	22,020
Goodwill	6,521	6,521
Prepaid reinsurance premiums	19,041	20,594
Receivable for securities sold	—	15
Other assets	59,199	28,530
Total assets	$1,984,908	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$645,959	$680,031
Unearned premiums	281,684	281,912
Ceded balances payable	14,573	14,994
Payable for securities purchased	5,252	—
Contingent commissions	7,170	10,636
Debt	294,581	288,565
Other liabilities	68,034	55,069
Total liabilities	$1,317,253	$1,331,207

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,223,976 and 10,171,954 respectively; A ordinary shares outstanding: 10,113,527 and 10,095,312, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	438,783	438,182
Accumulated other comprehensive income (loss), net of taxes	1,669	(21,231)
Retained earnings	231,176	215,132
A ordinary shares in treasury, at cost: 110,449 and 76,642 shares, respectively	(3,975)	(3,026)
Total shareholders’ equity	667,655	629,059
Total liabilities and shareholders’ equity	$1,984,908	$1,960,266

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2019	2018
Revenues:
Gross premiums written	$142,201	$124,247

Net premiums written	$123,416	$107,870

Net premiums earned	$122,089	$108,002
Net investment income	7,219	11,404
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(1,897)	—
Other net realized investment gains (losses)	12,287	(316)
Total net realized investment gains (losses)	10,390	(316)
Other income	488	554
Total revenues	140,186	119,644

Losses and Expenses:
Net losses and loss adjustment expenses	58,321	56,072
Acquisition costs and other underwriting expenses	49,743	45,003
Corporate and other operating expenses	3,205	9,260
Interest expense	5,023	4,861
Income before income taxes	23,894	4,448
Income tax expense (benefit)	4,294	(1,253)
Net income	$19,600	$5,701

Per share data:

Net income
Basic	$1.38	$0.41

Diluted	$1.37	$0.40

Weighted-average number of shares outstanding
Basic	14,153,918	14,055,022

Diluted	14,315,091	14,285,837

Cash dividends declared per share	$0.25	$0.25

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2019	2018
Net income	$19,600	$5,701

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	20,785	(15,188)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	(1)	(1)
Reclassification adjustment for losses included in net income	1,922	75
Unrealized foreign currency translation gains (losses)	194	(372)
Other comprehensive income (loss), net of tax	22,900	(15,486)

Comprehensive income (loss), net of tax	$42,500	$(9,785)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2019	2018
Number of A ordinary shares issued:
Number at beginning of period	10,171,954	10,102,927
Ordinary shares issued under share incentive plans	36,180	38,061
Ordinary shares issued to directors	15,842	9,142
Number at end of period	10,223,976	10,150,130

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$438,182	$434,730
Share compensation plans	601	336
Balance at end of period	$438,783	$435,066

Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(21,231)	$8,983
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	22,707	(15,113)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(1)	(1)
Unrealized foreign currency translation gains (losses)	194	(372)
Other comprehensive income (loss)	22,900	(15,486)
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(10,028)
Balance at end of period	$1,669	$(16,531)

Retained earnings:
Balance at beginning of period	$215,132	$275,838
Cumulative effect adjustment resulting from adoption of new accounting guidance	(5)	10,198
Net income	19,600	5,701
Dividends to shareholders ($0.25 per share in 2019 and 2018)	(3,551)	(3,550)
Balance at end of period	$231,176	$288,187

Number of treasury shares:
Number at beginning of period	76,642	29,551
A ordinary shares purchased	27,028	45,233
Retirement of shares	6,779	-
Number at end of period	110,449	74,784

Treasury shares, at cost:
Balance at beginning of period	$(3,026)	$(1,159)
A ordinary shares purchased, at cost	(949)	(1,813)
Balance at end of period	$(3,975)	$(2,972)

Total shareholders’ equity	$667,655	$703,752

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$19,600	$5,701
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	1,783	1,791
Amortization of debt issuance costs	66	66
Restricted stock and stock option expense	601	336
Deferred federal income taxes	4,248	(1,998)
Amortization of bond premium and discount, net	1,189	1,543
Net realized investment (gains) losses	(10,390)	316
Equity in the earnings of equity method limited liability investments	4,103	—
Changes in:
Premiums receivable, net	(4,798)	7,112
Reinsurance receivables, net	12,072	7,413
Funds held by ceding insurers	4,498	(4,168)
Unpaid losses and loss adjustment expenses	(34,072)	(19,539)
Unearned premiums	(228)	(4,335)
Ceded balances payable	(421)	1,077
Other assets and liabilities, net	(18,147)	45,398
Contingent commissions	(3,466)	(4,092)
Federal income tax receivable/payable	(203)	175
Deferred acquisition costs, net	(1,178)	222
Prepaid reinsurance premiums	1,553	4,209
Net cash provided by (used for) operating activities	(23,190)	41,227
Cash flows from investing activities:
Proceeds from sale of fixed maturities	61,258	47,148
Proceeds from sale of equity securities	15,354	9,283
Proceeds from maturity of fixed maturities	19,352	18,281
Proceeds from other invested assets	1,445	2,711
Amounts received (paid) in connection with derivatives	(3,735)	5,490
Purchases of fixed maturities	(112,024)	(93,603)
Purchases of equity securities	(17,989)	(7,340)
Purchases of other invested assets	(3,500)	(7,050)
Acquisition of business	—	(3,515)
Net cash used for investing activities	(39,839)	(28,595)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	5,950	(8,212)
Dividends paid to shareholders	(3,595)	(3,499)
Purchases of A ordinary shares	(949)	(1,813)
Net cash provided by (used for) financing activities	1,406	(13,524)
Net change in cash and cash equivalents	(61,623)	(892)
Cash and cash equivalents at beginning of period	99,497	74,414
Cash and cash equivalents at end of period	$37,874	$73,522

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Limited (“Global Indemnity” or “the Company”) was incorporated on February 9, 2016 and is domiciled in the Cayman Islands.  On November 7, 2016, Global Indemnity replaced Global Indemnity plc as the ultimate parent company as a result of a redomestication transaction.  The Company’s A ordinary shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  Please see Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s redomestication.

The Company manages its business through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch, & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority on an admitted basis.  The Company’s Farm, Ranch, & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry on an admitted basis.  These insurance products are distributed through wholesalers and retail agents, with a selected number having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Commercial Specialty, Specialty Property, and Farm, Ranch, & Stable segments comprise the Company’s U.S. Insurance Operations (‘Insurance Operations”).   The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”).  Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies.  The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported on.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company will report Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter ended March 31, 2018 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters ended March 31, 2019 and 2018 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K.

GLOBAL INDEMNITY LIMITED

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of March 31, 2019
Fixed maturities:
U.S. treasury and agency obligations	$82,416	$385	$(686)	$82,115	$—
Obligations of states and political subdivisions	74,379	803	(79)	75,103	—
Mortgage-backed securities	127,305	1,070	(925)	127,450	—
Asset-backed securities	180,410	652	(905)	180,157
Commercial mortgage-backed securities	230,620	1,236	(1,371)	230,485	—
Corporate bonds	484,188	4,314	(1,224)	487,278	—
Foreign corporate bonds	111,810	417	(260)	111,967	—
Total fixed maturities	1,291,128	8,877	(5,450)	1,294,555	—
Common stock	142,534	—	—	142,534	—
Other invested assets	48,705	—	—	48,705	—
Total	$1,482,367	$8,877	$(5,450)	$1,485,794	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2018
Fixed maturities:
U.S. treasury and agency obligations	$79,766	$252	$(1,163)	$78,855	$—
Obligations of states and political subdivisions	95,629	322	(338)	95,613	—
Mortgage-backed securities	119,327	313	(1,786)	117,854	—
Asset-backed securities	185,430	336	(2,012)	183,754	—
Commercial mortgage-backed securities	206,236	338	(3,852)	202,722	—
Corporate bonds	452,692	243	(12,080)	440,855	—
Foreign corporate bonds	118,750	44	(3,292)	115,502	—
Total fixed maturities	1,257,830	1,848	(24,523)	1,235,155	—
Common stock	124,747	—	—	124,747	—
Other invested assets	50,753	—	—	50,753	—
Total	$1,433,330	$1,848	$(24,523)	$1,410,655	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Excluding U.S. treasuries and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 5% of shareholders' equity at March 31, 2019 and 6% of shareholders’ equity at December 31, 2018.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2019, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$90,024	$89,817
Due in one year through five years	433,261	435,243
Due in five years through ten years	221,139	222,883
Due in ten years through fifteen years	4,898	5,033
Due after fifteen years	3,471	3,487
Mortgage-backed securities	127,305	127,450
Asset-backed securities	180,410	180,157
Commercial mortgage-backed securities	230,620	230,485
Total	$1,291,128	$1,294,555

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2019.

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$—	$—	$67,046	$(686)	$67,046	$(686)
Obligations of states and political subdivisions	3,955	(11)	10,263	(68)	14,218	(79)
Mortgage-backed securities	738	(5)	55,605	(920)	56,343	(925)
Asset-backed securities	48,178	(433)	65,567	(472)	113,745	(905)
Commercial mortgage-backed securities	28,519	(109)	112,013	(1,262)	140,532	(1,371)
Corporate bonds	2,759	(4)	100,922	(1,220)	103,681	(1,224)
Foreign corporate bonds	7,713	(34)	26,967	(226)	34,680	(260)
Total fixed maturities	$91,862	$(596)	$438,383	$(4,854)	$530,245	$(5,450)

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

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2018:

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2019, gross unrealized losses related to U.S. treasury and agency obligations were $0.686 million. All unrealized losses have been in an unrealized loss position for twelve months or greater and are rated AA+.  Macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of March 31, 2019, gross unrealized losses related to obligations of states and political subdivisions were $0.079 million. Of this amount, $0.068 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better.  All factors that influence performance of the municipal bond market are considered in evaluating these securities.  The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of March 31, 2019, gross unrealized losses related to mortgage-backed securities were $0.925 million. Of this amount, $0.920 million have been in an unrealized loss position for twelve months or greater. 98.7% of the unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and

GLOBAL INDEMNITY LIMITED

home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”) - As of March 31, 2019, gross unrealized losses related to asset backed securities were $0.905 million. Of this amount, $0.472 million have been in an unrealized loss position for twelve months or greater. 91.5% of the unrealized losses for twelve months or greater are related to securities rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 20.8.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  Every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2019, gross unrealized losses related to the CMBS portfolio were $1.371 million. Of this amount, $1.262 million have been in an unrealized loss position for twelve months or greater and are rated A- or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 47.3.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of March 31, 2019, gross unrealized losses related to corporate bonds were $1.224 million. Of this amount, $1.220 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of March 31, 2019, gross unrealized losses related to foreign bonds were $0.260 million. Of this amount, $0.226 million have been in an unrealized loss position for twelve months or greater. 99.9% of the unrealized losses for twelve months or greater are related to securities rated investment grade or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

GLOBAL INDEMNITY LIMITED

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Fixed maturities:
OTTI losses, gross	$(1,897)	$—
Portion of loss recognized in other comprehensive income (pre-tax)	—	—
Net impairment losses on fixed maturities recognized in earnings	$(1,897)	$—

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of March 31, 2019 and 2018 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$13	$13
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	—	—
Balance at end of period	$13	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2019 and December 31, 2018 was as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Net unrealized gains (losses)from:
Fixed maturities	$3,427	$(22,675)
Foreign currency fluctuations	(1,140)	(1,334)
Deferred taxes	(618)	2,778
Accumulated other comprehensive income, net of tax	$1,669	$(21,231)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2019 and 2018:

Quarter Ended March 31, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive loss before reclassification, before tax	23,907	194	24,101
Amounts reclassified from accumulated other comprehensive income (loss), before tax	2,195	—	2,195
Other comprehensive loss, before tax	26,102	194	26,296
Income tax benefit related to items of OCI	(3,396)	—	(3,396)
Ending balance, net of tax	$2,809	$(1,140)	$1,669

GLOBAL INDEMNITY LIMITED

Quarter Ended March 31, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$8,272	$711	$8,983
Other comprehensive income before reclassification, before tax	(17,344)	(372)	(17,716)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	93	—	93
Other comprehensive income, before tax	(17,251)	(372)	(17,623)
Income tax (expense) benefit related to items of OCI	2,137	—	2,137
Cumulative effect adjustment, net of tax	(9,868)	(160)	(10,028)
Ending balance, net of tax	$(16,710)	$179	$(16,531)

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2019 and 2018 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2019	2018
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$298	$93
	Other than temporary impairment losses on investments	1,897	—
	Total before tax	2,195	93
	Income tax expense (benefit)	(273)	(18)
	Unrealized gains and losses on available for sale securities, net of tax	1,922	75
Foreign currency items	Other net realized investment (gains) losses	—	$—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$1,922	$75

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Fixed maturities:
Gross realized gains	$26	$24
Gross realized losses	(2,221)	(117)
Net realized gains (losses)	(2,195)	(93)
Common stock:
Gross realized gains	16,685	3,453
Gross realized losses	(1,533)	(7,827)
Net realized gains (losses)	15,152	(4,374)
Derivatives:
Gross realized gains	-	4,801
Gross realized losses	(2,567)	(650)
Net realized gains (losses) (1)	(2,567)	4,151
Total net realized investment gains (losses)	$10,390	$(316)

(1)	Includes periodic net interest settlements related to the derivatives of $0.2 million and $0.7 million for the quarters ended March 31, 2019 and 2018, respectively.

New accounting guidance regarding equity securities was implemented on January 1, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period.  The following table shows the calculation of the portion of realized gains and losses related to common stock held as of March 31, 2019 and 2018:

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
Net gains and (losses) recognized during the period on equity securities	$15,152	$(4,374)
Less: Net gains recognized during the period on equity securities sold during the period	2,034	554
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$13,118	$(4,928)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Fixed maturities	$61,258	$47,148
Equity securities	15,354	9,283

GLOBAL INDEMNITY LIMITED

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Fixed maturities	$9,968	$8,528
Equity securities	1,137	999
Cash and cash equivalents	401	264
Other invested assets	(3,704)	2,323
Total investment income	7,802	12,114
Investment expense	(583)	(710)
Net investment income	$7,219	$11,404

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Net investment income	$7,219	$11,404
Net realized investment gains (losses)	10,390	(316)
Change in unrealized holding gains and losses	26,296	(17,623)
Net realized and unrealized investment returns	36,686	(17,939)
Total investment return	$43,905	$(6,535)
Total investment return % (1)	2.9%	(0.4%)
Average investment portfolio	$1,514,292	$1,538,651

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of March 31, 2019 and December 31, 2018, the Company owned fixed maturity securities with a market value of $0.4 million that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2019, the Company held insurance enhanced collateralized mortgage obligations, commercial mortgage-backed and credit securities with a market value of approximately $26.8 million.  Approximately $0.7 million of these securities were tax-free municipal bonds, which represented less than 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.  These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of March 31, 2019, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre- refunded Securities	Government Guaranteed Securities	Exposure Net of Pre- refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$699	$—	$—	$699
Total backed by financial guarantors	$699	$—	$—	$699

GLOBAL INDEMNITY LIMITED

In addition to the tax-free municipal bonds, the Company held $26.1 million of insurance enhanced bonds, which represented approximately 1.7% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold.  The insurance enhanced bonds are comprised of $12.6 million of taxable municipal bonds, $13.4 million of commercial mortgage-backed securities, and $0.1 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $26.1 million of insurance enhanced commercial-mortgage-backed, taxable municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($5.1 million), Assured Guaranty Corporation ($7.5 million), Federal Home Loan Mortgage Corporation ($13.4 million), and Federal Deposit Insurance Corporation ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2019.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of March 31, 2019 and December 31, 2018:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2019	December 31, 2018
On deposit with governmental authorities	$26,613	$25,855
Intercompany trusts held for the benefit of U.S. policyholders	189,464	209,028
Held in trust pursuant to third party requirements	113,883	98,417
Letter of credit held for third party requirements	1,458	2,317
Securities held as collateral for borrowing arrangements (1)	90,228	83,214
Total	$421,646	$418,831

(1)	Amount required to collateralize margin borrowing facility.

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $16.4 million and $17.9 million as of March 31, 2019 and December 31, 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $30.7 million and $32.1 million at March 31, 2019 and December 31, 2018, respectively.  The fair value of a second VIE that also invests in distressed securities and assets was $32.3 million and $32.9 million at March 31, 2019 and December 31, 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $49.3 million and $53.4 million at March 31, 2019 and December 31, 2018, respectively.

3.	Derivative Instruments

Interest rate swaps are used by the Company primarily to reduce risks from changes in interest rates.  Under the terms of the interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

GLOBAL INDEMNITY LIMITED

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)		March 31, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(6,423)	$200,000	$(4,062)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2019  and 2018:

		Quarters Ended March 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2019	2018
Interest rate swap agreements	Net realized investment gains (losses)	$(2,567)	$4,151

As of March 31, 2019 and December 31, 2018, the Company is due $2.7 million and $2.6 million, respectively, for funds it needed to post to execute the swap transaction and $7.2 million and $3.7 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY LIMITED

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$82,115	$—	$—	$82,115
Obligations of states and political subdivisions	—	75,103	—	75,103
Mortgage-backed securities	—	127,450	—	127,450
Commercial mortgage-backed securities	—	230,485	—	230,485
Asset-backed securities	—	180,157	—	180,157
Corporate bonds	—	487,278	—	487,278
Foreign corporate bonds	—	111,967	—	111,967
Total fixed maturities	82,115	1,212,440	—	1,294,555
Common stock	142,534	—	—	142,534
Total assets measured at fair value (1)	$224,649	$1,212,440	$—	$1,437,089
Liabilities:
Derivative instruments	$—	$6,423	$—	$6,423
Total liabilities measured at fair value	$—	$6,423	$—	$6,423

(1)	Excluded from the table above are limited partnerships of $48.7 million at March 31, 2019 whose fair value is based on net asset value as a practical expedient.

	Fair Value Measurements
As of December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$78,855	$—	$—	$78,855
Obligations of states and political subdivisions	—	95,613	—	95,613
Mortgage-backed securities	—	117,854	—	117,854
Commercial mortgage-backed securities	—	202,722	—	202,722
Asset-backed securities	—	183,754	—	183,754
Corporate bonds	—	440,855	—	440,855
Foreign corporate bonds	—	115,502	—	115,502
Total fixed maturities	78,855	1,156,300	—	1,235,155
Common stock	124,747	—	—	124,747
Total assets measured at fair value (1)	$203,602	$1,156,300	$—	$1,359,902
Liabilities:
Derivative instruments	$—	$4,062	$—	$4,062
Total liabilities measured at fair value	$—	$4,062	$—	$4,062

(1)	Excluded from the table above are limited partnerships of $50.8 million at December 31, 2018 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$71,768	$71,768	$65,818	$65,818
7.75% Subordinated Notes due 2045 (1)	96,772	99,052	96,742	92,261
7.875% Subordinated Notes due 2047 (2)	126,041	130,045	126,005	120,597
Total	$294,581	$300,865	$288,565	$278,676

(1)

As of March 31, 2019 and December 31, 2018, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.2 million and $3.3 million, respectively.

(2)	As of March 31, 2019 and December 31, 2018, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $4.0 million.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended March 31, 2019 and 2018.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient.  The following table provides the fair value and future funding commitments related to these investments at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	16,448	14,214	17,893	14,214
Distressed Debt Fund, LP (3)	32,257	17,000	32,860	20,500
Total	$48,705	$31,214	$50,753	$34,714

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The

GLOBAL INDEMNITY LIMITED

investment income or loss associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was ($3.7) million and $2.3 million for the quarters ended March 31, 2019 and 2018, respectively.

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
•

Corporate and agency bonds are evaluated by utilizing a spread to a benchmark curve.  Bonds with similar characteristics are grouped into specific sectors.  Inputs for both asset classes consist of trade prices, broker quotes, the new issue market, and prices on comparable securities.

•

Data from commercial vendors is aggregated with market information, then converted into an OAS matrix and prepayment model used for commercial mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above.  For asset-backed securities, spread data is derived from trade prices, dealer quotations, and research reports.  For both asset classes, evaluations utilize standard inputs plus new issue data, and collateral performance.  The evaluated pricing models incorporate cash flows, broker quotes, market trades, historical prepayment speeds, and dealer projected speeds.

•

For obligations of state and political subdivisions, an attribute-based modeling system is used.  The pricing model incorporates trades, market clearing yields, market color, and fundamental credit research.

•	U.S. treasuries are evaluated by obtaining feeds from a number of live data sources including primary and secondary dealers as well as inter-dealer brokers.
•	For mortgage-backed securities, various external analytical products are utilized and purchased from commercial vendors.

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

During the quarters ended March 31, 2019 and 2018, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

As of March 31, 2019, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 1.0% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the

GLOBAL INDEMNITY LIMITED

Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.  Generally, during interim periods, the Company will divide total estimated annual income tax expense by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision.  The expected annual income tax rate is then applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and that amount is then added to the actual income taxes on net realized gains and losses, discrete items and limited partnership distributions.  However, when there is significant volatility in the expected effective tax rate, the Company records its actual income tax provision in lieu of the estimated effective income tax rate.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters ended March 31, 2019 and 2018 were as follows:

Quarter Ended March 31, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$17,549	$124,652	$—	$142,201
Net premiums written	$17,542	$105,874	$—	$123,416
Net premiums earned	$14,707	$107,382	$—	$122,089
Net investment income	4,370	3,136	(287)	7,219
Net realized investment gains (losses)	(892)	11,282	—	10,390
Other income	15	473	—	488
Total revenues	18,200	122,273	(287)	140,186
Losses and Expenses:
Net losses and loss adjustment expenses	4,980	53,341	—	58,321
Acquisition costs and other underwriting expenses	4,995	44,748	—	49,743
Corporate and other operating expenses	1,527	1,678	—	3,205
Interest expense	353	4,957	(287)	5,023
Income before income taxes	$6,345	$17,549	$—	$23,894

Quarter Ended March 31, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$10,315	$113,932	$—	$124,247
Net premiums written	$10,314	$97,556	$—	$107,870
Net premiums earned	$48,022	$59,980	$—	$108,002
Net investment income	15,221	7,188	(11,005)	11,404
Net realized investment losses	(5)	(311)	—	(316)
Other income	51	503	—	554
Total revenues	63,289	67,360	(11,005)	119,644
Losses and Expenses:
Net losses and loss adjustment expenses	20,565	35,507	—	56,072
Acquisition costs and other underwriting expenses	21,140	23,863	—	45,003
Corporate and other operating expenses	4,399	4,861	—	9,260
Interest expense	4,841	11,025	(11,005)	4,861
Income (loss) before income taxes	$12,344	$(7,896)	$—	$4,448

GLOBAL INDEMNITY LIMITED

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Current income tax expense:
Foreign	$46	$179
U.S. Federal	—	566
Total current income tax expense	46	745
Deferred income tax expense (benefit):
U.S. Federal	4,248	(1,998)
Total deferred income tax expense (benefit)	4,248	(1,998)
Total income tax expense (benefit)	$4,294	$(1,253)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2019		2018
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$3,732	15.6%	$(1,536)	(34.5%)
Adjustments:
Tax exempt interest	(1)	—	(1)	—
Dividend exclusion	(77)	(0.3)	(65)	(1.5)
Base Erosion Anti-Abuse Tax	—	—	566	12.7
Non-deductible interest	680	2.8
Other	(40)	(0.1)	(217)	(4.9)
Effective income tax expense (benefit)	$4,294	18.0%	$(1,253)	(28.2%)

The effective income tax expense rate for the quarter ended March 31, 2019 was 18.0%, compared with an effective income tax benefit rate of 28.2% for the quarter ended March 31, 2018. The increase in the effective income tax expense rate in the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 is due to higher pretax income in the U.S. in 2019.

The Company has a net operating loss (“NOL”) carryforward of $27.3 million as of March 31, 2019, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2018 was $29.5 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $11.1 million as of March 31, 2019 and December 31, 2018, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017.  The Tax Cuts and Jobs Act repealed the corporate AMT.  The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021.

GLOBAL INDEMNITY LIMITED

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$680,031	$634,664
Less: Ceded reinsurance receivables	109,342	97,243
Net balance at beginning of period	570,689	537,421
Incurred losses and loss adjustment expenses related to:
Current year	66,251	61,999
Prior years	(7,930)	(5,927)
Total incurred losses and loss adjustment expenses	58,321	56,072
Paid losses and loss adjustment expenses related to:
Current year	18,340	17,454
Prior years	61,776	53,228
Total paid losses and loss adjustment expenses	80,116	70,682
Net balance at end of period	548,894	522,811
Plus: Ceded reinsurance receivables	97,065	92,314
Balance at end of period	$645,959	$615,125

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the first quarter of 2019, the Company reduced its prior accident year loss reserves by $7.9 million, which consisted of a $6.7 million decrease related to Commercial Specialty, $0.9 million increase related to Specialty Property, $2.1 million decrease related to Farm, Ranch, & Stable and a $0.1 million decrease related to Reinsurance Operations.

The $6.7 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $5.0 million reduction in aggregate with $0.5 million of favorable development in the construction defect reserve category and $4.5 million of favorable development in the other general liability reserve categories.  The decreases in the construction defect reserve category recognize lower than anticipated claims frequency and severity that led to reductions in the 2004 through 2009 and 2011 through 2018 accident years, partially offset by an increase in the 2010 accident year.   For the other general liability reserve categories, lower than expected claims severity was the primary driver of the favorable development mainly in accident years 2005 through 2014 and the 2016 and 2017 accident years, partially offset by an increase in the 2015 accident year.

•	Commercial Auto Liability: A $0.8 million decrease in total primarily in the 2000 through 2002, 2010, 2012 and 2013 accident years. The decreases recognize lower than anticipated claims severity.
•

Property:  A $1.0 million decrease in aggregate recognizes lower than anticipated claims severity primarily in the 2012 through 2016 and 2018 accident years partially offset by increases in the 2010 and 2017 accident years.

The $0.9 million increase of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $0.8 million increase recognizes higher than expected claims severity in the 2018 accident year partially offset by decreases in the 2015 through 2017 accident years.

The $2.1 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•

Liability:  A $1.7 million decrease in total, recognizes lower than anticipated claims severity in the 2016 and 2017 accident years partially offset by increases in the 2013 through 2015 accident years.

GLOBAL INDEMNITY LIMITED

•	Property: $0.4 million decrease in total reflects lower than expected case incurred emergence in the 2018 accident year partially offset by an increase in the 2017 accident year.

The $0.1 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines.  Decreases were primarily in the 2013 and 2015 through 2017 accident years, mostly offset by an increase in the 2018 accident year.  The accident year change was based on a review of the experience reported from cedants.

During the first quarter of 2018, the Company reduced its prior accident year loss reserves by $5.9 million, which consisted of a $2.7 million decrease related to Commercial Specialty, a $0.7 million increase related to Specialty Property, a $1.8 million decrease related to Farm, Ranch, & Stable, and a $2.1 million decrease related to Reinsurance Operations.

The $2.7 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:   A $1.4 million reduction primarily due to lower than expected claims severity in the 2004 through 2014 accident years partially offset by increases in the 2015 through 2017 accident years.

•	Commercial Auto Liability: A $1.0 million reduction in the 2010 and 2012 accident years reflects lower than anticipated claims severity.

•

Property:   A $0.4 million decrease in the non-catastrophe property reserve category.  The decrease reflects slightly lower than expected claims frequency and severity, primarily in the 2015 and 2017 accident years partially offset by an increase in the 2016 accident year for the property catastrophe reserve category.

 The $0.7 million increase of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

Property: A $0.9 million increase in total reflects higher than expected claims severity.  The majority of the increase was in the 2016 accident year with slight increases occurring in the 2013 and 2017 accident years.

•

General Liability: A $0.2 million reduction recognizes lower than anticipated claims severity, primarily in the 2012, 2013, 2016 and 2017 accident years partially offset by an increase in the 2015 accident year.

The $1.8 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $1.9 million reduction recognizes lower than anticipated claims severity in the 2015 through 2017 accident years.

•	Liability: A $0.1 million increase primarily in the 2013 and 2015 accident years are mostly offset by decreases in the 2014 and 2017 accident years.

The $2.1 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2015 and 2016, partially offset by increases in the 2013, 2014, and 2017 accident years.  Ultimate losses were adjusted in these accident years based on a review of the experience reported from cedants.

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

GLOBAL INDEMNITY LIMITED

7.  Leases

Effective January 1, 2019, the Company adopted new accounting guidance which increased transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The Company adopted this new accounting guidance using the optional transition method. Under this method, the Company applied the new leases standard at the adoption date and recognized a cumulative effect adjustment of less than $0.1 million to the opening balance sheet of retained earnings.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard.  In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

The Company determines if an arrangement is a lease at inception.  Leases with a term of 12 months or less are not recorded on the consolidated balance sheets. Lease right-of-use assets (“ROU”) are included in other assets on the consolidated balance sheets and lease liabilities are included in other liabilities on the consolidated balance sheets.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate at the commencement date in determining the present value of future payments.  The ROU assets are calculated using the initial lease liability amount, plus any lease payments made at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.

The Company’s lease agreements may contain both lease and non-lease components which are accounted separately.  The Company elected the practical expedient on not separating lease components from non-lease components for its equipment leases.

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 8 months to 11 years.  Some building leases have options to extend, terminate, or retract the leased area.  The Company did not factor in term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

The Company is also party to certain service contracts.  These agreements will continue to be accounted for as service contracts and expensed in the period the services have been provided.  As contracts are signed, renewed, or renegotiated, they will be evaluated using the criteria set forth in the new lease guidance to determine if these contracts contain a lease and will be accounted for properly depending upon the terms and language in the contract.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

(Dollars in thousands)	Quarter Ended March 31, 2019
Operating lease expense	$819
Short-term lease expense	3
Total lease expense	$822

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	Quarter Ended March 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$574
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14,897

GLOBAL INDEMNITY LIMITED

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	March 31, 2019
Assets:
Operating lease assets	Other assets	$24,803

Liabilities:
Operating lease liabilities	Other liabilities	$25,016

Weighted-average remaining lease term
Operating leases		10.3 years

Weighted-average discount rate
Operating leases (1)		2.7%

(1)	Represents the Company’s incremental borrowing rate

At March 31, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2019 (1)	$1,957
2020	1,942
2021	2,779
2022	2,659
2023	2,702
Thereafter	16,887
Total future minimum lease payments	$28,926
Less: amount representing interest	3,910
Present value of minimum lease payments	$25,016

(1)Excludes the quarter ended March 31, 2019

8.	Shareholders’ Equity

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2019:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	7,945	(2)	$36.23	—	—
February 1-28, 2019	19,083	(2)	$34.59	—	—
Total	27,028		$35.07	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

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

There were no B ordinary shares that were surrendered or repurchased during the quarters ended March 31, 2019 or 2018.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends

On February 10, 2019, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019.  On March 29, 2019, dividends totaling $3.5 million were paid to shareholders.

On March 4, 2018, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018. On March 29, 2018, dividends totaling $3.5 million were paid to shareholders.

As of March 31, 2019 and December 31, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.1 million and $0.2 million, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s dividend program.

9.	Related Party Transactions

Fox Paine

Pursuant to the Company’s Memorandum and Articles of Association, amended and restated as of November 4, 2016, the “Fox Paine Funds” (collectively, U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International, L.P.) have the right to appoint a number of directors equal in aggregate to the Fox Paine Entities’ percentage beneficial ownership of voting shares of Global Indemnity for so long as the Fox Paine Entities beneficially own shares representing an aggregate of 25% or more of the voting power in Global Indemnity. The Fox Paine Funds and “FM Entities” (Fox Mercury Investments, L.P. and certain of its affiliates) (the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC, collectively referred to as the “Fox Paine Entities”) beneficially own shares representing approximately 80% and 2%, respectively, of the voting power of Global Indemnity as of March 31, 2019, and the Fox Paine Funds have the right to appoint seven of our eight current directors.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  The Company incurred management fees of $0.5 million during each of the quarters ended March 31, 2019 and 2018 as part of the annual management fee paid to Fox Paine & Company, LLC. As of March 31, 2019 and December 31, 2018, prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.9 million and $1.4 million, respectively.

GLOBAL INDEMNITY LIMITED

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction policies, including approval of the Company’s Audit Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC described below was reviewed and approved by the Company’s Audit Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Audit Committee and recused himself from the Board of Directors’ deliberations).

Recapitalization and Reorganization Transactions Fee

On April 25, 2018, the Company and its indirect wholly owned subsidiaries (including Global Indemnity Group, Inc. (“GIGI”) and Global Indemnity Reinsurance) entered into a series of recapitalization and reorganization transactions (collectively, the “Reorganization”) designed to improve the Company’s annual results and long-term financial performance. Pursuant to the Reorganization, the Company’s affiliated group implemented the following, among other things: (i) GIGI became a subordinated co-obligor with the Company under the Company’s 7.75% Subordinated Notes due in 2045 and its 7.875% Subordinated Notes due in 2047, (ii) GIGI agreed to provide capital to Global Indemnity Reinsurance from time to time to satisfy Global Indemnity Reinsurance’s obligations incurred in connection with its insurance and reinsurance business and (iii) GIGI received a promissory note from the Company, which was subsequently assigned within the Company’s affiliated group in connection with the settlement of certain intra-group indebtedness.

Fox Paine & Company, LLC acted as financial advisor to the Company's affiliated group in connection with the design, structuring and implementation of the Reorganization.  Fox Paine & Company, LLC’s services for the Company’s affiliated group in connection with the Reorganization were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million, which was paid in June 2018.  Of this amount, $6.25 million was incurred in the quarter ended March 31, 2018.  No advisory fees in connection with the Reorganization were incurred during the quarter ended March 31, 2019.   As with each of the Company's transactions with Fox Paine & Company, LLC, this transaction was reviewed and approved by the Company's Audit Committee and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Audit Committee and recused himself from the Board of Directors’ deliberations), and, in connection with its review and approval of this transaction, the Audit Committee also engaged its own investment banking firm for advice.

Illiquid Investment Fund Divestiture Fee

On December 21, 2018, GIGI exited an investment in a private credit fund pursuant to a sale of GIGI’s investment to third parties at par plus accrued interest. Fox Paine & Company, LLC provided services to GIGI in connection with the sale, including conducting due diligence to evaluate the private fund, recommending that GIGI withdraw from the private fund, and conducting extended negotiations with the private fund to secure GIGI’s withdrawal from the private fund on favorable terms. Fox Paine & Company, LLC’s services for GIGI in connection with the sale were performed during the second, third, and fourth quarters of 2018. The total fee for these services was $2 million.  This amount was included in other liabilities on the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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

GLOBAL INDEMNITY LIMITED

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of March 31, 2019, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of March 31, 2019, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.

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

Under the terms of the Employment Agreement, Ms. Valko was also granted an additional 300,000 Time-Based Options (“Tranche 3 Options”) with an exercise price of $50 per share.  100,000 of the Tranche 3 Options vested on December 31, 2018.  100,000 of the Tranche 3 Options will each vest on December 31 of 2019 and 2020, if Ms. Valko remains employed and in good standing as of such date.  Tranche 3 Options expire on the earlier of December 31, 2027 or 90 calendar days after Ms. Valko is neither employed by Global Indemnity nor a member of the Board of Directors.

Other than the Tranche 3 Options granted to Ms. Valko, no additional stock options were awarded during the quarter ended March 31, 2018.  No stock options were awarded during the quarter ended March 31, 2019.  No unvested stock options were forfeited during the quarters ended March 31, 2019 or 2018.

Restricted Shares

During the quarter ended March 31, 2019, the Company granted 36,180 A ordinary shares, with a weighted average grant date value of $35.82 per share, to key employees under the Plan.   9,063 of these shares vested immediately.  The remainder will vest as follows:

•	16.5%, 16.5%, and 17.0% of the granted stock will vest on January 1, 2020, January 1, 2021, and January 1, 2022, respectively.
•	Subject to Board approval, 50% of granted stock will vest 100%, no later than March 15, 2022, following a re-measurement of 2018 results as of December 31, 2021.

During the quarter ended March 31, 2018, the Company granted 38,778 A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.  11,843 of these shares vested immediately. The remainder will vest as follows:

•	16.5% vested on January 1, 2019. 16.5% and 17.0% of the granted stock will vest on January 1, 2020 and January 1, 2021, respectively.
•	Subject to Board approval, 50% of granted stock will vest 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

GLOBAL INDEMNITY LIMITED

During the quarters ended March 31, 2019 and 2018, the Company granted 15,842 and 9,142 A ordinary shares, respectively, at a weighted average grant date value of $30.38 and $34.52 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2019 and 2018 were fully vested but are subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2019	2018
Net income	$19,600	$5,701
Basic earnings per share:
Weighted average shares outstanding – basic	14,153,918	14,055,022
Net income per share	$1.38	$0.41
Diluted earnings per share:
Weighted average shares outstanding – diluted	14,315,091	14,285,837
Net income per share	$1.37	$0.40

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2019	2018
Weighted average shares for basic earnings per share	14,153,918	14,055,022
Non-vested restricted stock	14,723	68,782
Options	146,450	162,033
Weighted average shares for diluted earnings per share	14,315,091	14,285,837

The weighted average shares outstanding used to determine dilutive earnings per share for the quarters ended March 31, 2019 and 2018 does not include 500,000 shares and 600,000 shares, respectively, which were deemed to be anti-dilutive.

13.	Segment Information

The Company manages its business through four business segments.  Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Specialty Property offers specialty personal lines property and casualty insurance products.  Farm, Ranch, & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported on.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company will report Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines

GLOBAL INDEMNITY LIMITED

segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter ended March 31, 2018 have been revised to reflect these changes.

The following are tabulations of business segment information for the quarters ended March 31, 2019 and 2018:

Quarter Ended March 31, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$64,213		$39,674	(4)	$20,765		$17,549		$142,201
Net premiums written	$55,170		$33,212		$17,492		$17,542		$123,416
Net premiums earned	$55,641		$34,619		$17,122		$14,707		$122,089
Other income	—		443		30		15		488
Total revenues	55,641		35,062		17,152		14,722		122,577
Losses and Expenses:
Net losses and loss adjustment expenses	21,651		20,503		8,138		8,029		58,321
Acquisition costs and other underwriting expenses	22,812		14,653		7,282		4,996		49,743
Income (loss) from segments	$11,178		$(94)		$1,732		$1,697		$14,513
Unallocated Items:
Net investment income									7,219
Net realized investment gain									10,390
Corporate and other operating expenses									(3,205)
Interest expense									(5,023)
Income before income taxes									23,894
Income tax expense									(4,294)
Net income									19,600
Total assets	$806,951		$359,482		$193,567		$624,908	(3)	$1,984,908

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(4)	Includes ($138) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended March 31, 2018 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$53,773		$41,344	(7)	$18,821		$10,309		$124,247
Net premiums written	$48,306		$33,010		$16,245		$10,309		$107,870
Net premiums earned	$47,362		$33,987		$16,625		$10,028		$108,002
Other income	—		446		57		51		554
Total revenues	47,362		34,433		16,682		10,079		108,556
Losses and Expenses:
Net losses and loss adjustment expenses	25,029		21,186		6,435		3,422		56,072
Acquisition costs and other underwriting expenses	19,205	(3)	14,954	(4)	7,225	(5)	3,619		45,003
Income (loss) from segments	$3,128		$(1,707)		$3,022		$3,038		$7,481
Unallocated Items:
Net investment income									11,404
Net realized investment losses									(316)
Corporate and other operating expenses									(9,260)
Interest expense									(4,861)
Income before income taxes									4,448
Income tax benefit									1,253
Net income									5,701

Total assets	$893,115		$321,690		$173,218		$575,691	(6)	$1,963,714

(1)	Includes business ceded to the Company’s Reinsurance Operations.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $174 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $141 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $65 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(7)	Includes ($867) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

14.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at March 31, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters ended March 31, 2019 and 2018, and condensed consolidating statements of cash flows for the quarters ended March 31, 2019 and 2018.  Global Indemnity Group, Inc. (“GIGI”) is a 100% owned subsidiary of the Company.  See Note 11 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for information on the Company’s debt obligations.

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$55,358	$263,820	$1,166,616	$—	$1,485,794
Cash and cash equivalents	366	656	36,852	—	37,874
Investments in subsidiaries	1,147,828	311,137	(527)	(1,458,438)	—
Due from subsidiaries and affiliates	(1,716)	(4,097)	5,813	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	4,157	17,258	(21,415)	—
Premiums receivable, net	—	—	92,477	—	92,477
Reinsurance receivables, net	—	—	102,346	—	102,346
Funds held by ceding insurers	—	—	44,902	—	44,902
Federal income taxes receivable	—	13,242	(2,173)	—	11,069
Deferred federal income taxes	—	40,034	909	—	40,943
Deferred acquisition costs	—	—	62,854	—	62,854
Intangible assets	—	—	21,888	—	21,888
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	19,041	—	19,041
Receivable for securities sold	—	306	(306)	—	—
Other assets	8,411	8,656	49,319	(7,187)	59,199
Total assets	$1,210,247	$717,960	$2,471,598	$(2,414,897)	$1,984,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$645,959	$—	$645,959
Unearned premiums	—	—	281,684	—	281,684
Ceded balances payable	—	—	14,573	—	14,573
Payable for securities purchased	—	—	5,252	—	5,252
Contingent commissions	—	—	7,170	—	7,170
Debt	—	301,768	—	(7,187)	294,581
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,707	—	1,708	(21,415)	—
Other liabilities	2,387	14,409	51,238	—	68,034
Total liabilities	542,592	718,487	1,012,633	(956,459)	1,317,253

Shareholders’ equity
Total shareholders’ equity	667,655	(527)	1,458,965	(1,458,438)	667,655

Total liabilities and shareholders’ equity	$1,210,247	$717,960	$2,471,598	$(2,414,897)	$1,984,908

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$55,377	$233,479	$1,121,799	$—	$1,410,655
Cash and cash equivalents	2,221	26,039	71,237	—	99,497
Investments in subsidiaries	1,105,032	296,357	(19,922)	(1,381,467)	—
Due from subsidiaries and affiliates	584	(2,133)	1,549	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	3,869	17,425	(21,294)	—
Premiums receivable, net	—	—	87,679	—	87,679
Reinsurance receivables, net	—	—	114,418	—	114,418
Funds held by ceding insurers	—	—	49,206	—	49,206
Federal income taxes receivable	—	4,631	6,235	—	10,866
Deferred federal income taxes	—	44,481	4,108	—	48,589
Deferred acquisition costs	—	—	61,676	—	61,676
Intangible assets	—	—	22,020	—	22,020
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	20,594	—	20,594
Receivable for securities sold	—	—	15	—	15
Other assets	8,461	5,085	22,237	(7,253)	28,530
Total assets	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$680,031	$—	$680,031
Unearned premiums	—	—	281,912	—	281,912
Ceded balances payable	—	—	14,994	—	14,994
Contingent commissions	—	—	10,636	—	10,636
Debt	—	295,818	—	(7,253)	288,565
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,499	—	1,795	(21,294)	—
Other liabilities	2,619	13,651	38,799	—	55,069
Total liabilities	542,616	711,779	1,033,216	(956,404)	1,331,207

Shareholders’ equity
Total shareholders’ equity	629,059	(19,922)	1,401,389	(1,381,467)	629,059

Total liabilities and shareholders’ equity	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$122,089	$—	$122,089
Net investment income	642	(2,075)	8,939	(287)	7,219
Net realized investment gains (losses)	(7)	12,076	(1,679)	—	10,390
Other income	—	28	460	—	488
Total revenues	635	10,029	129,809	(287)	140,186
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	58,321	—	58,321
Acquisition costs and other underwriting expenses	—	—	49,743	—	49,743
Corporate and other operating expenses	1,329	1,566	310	—	3,205
Interest expense	274	4,957	79	(287)	5,023
Income (loss) before equity in net income of subsidiaries and income taxes	(968)	3,506	21,356	—	23,894
Equity in net income of subsidiaries	20,568	7,893	10,059	(38,520)	—
Income before income taxes	19,600	11,399	31,415	(38,520)	23,894
Income tax expense	—	1,340	2,954	—	4,294
Net income	$19,600	$10,059	$28,461	$(38,520)	$19,600

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
Condensed Consolidating Statements of Operations for the Quarter Ended March 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$108,002	$—	$108,002
Net investment income	132	3,201	19,624	(11,553)	11,404
Net realized investment losses	—	(220)	(96)	—	(316)
Other income (loss)	—	(2)	556	—	554
Total revenues	132	2,979	128,086	(11,553)	119,644
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	56,072	—	56,072
Acquisition costs and other underwriting expenses	—	—	45,003	—	45,003
Corporate and other operating expenses	4,258	4,718	284	—	9,260
Interest expense	5,319	11,020	75	(11,553)	4,861
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(9,445)	(12,759)	26,652	—	4,448
Equity in net income (loss) of subsidiaries	15,146	7,657	(6,467)	(16,336)	—
Income (loss) before income taxes	5,701	(5,102)	20,185	(16,336)	4,448
Income tax benefit (expense)	—	1,365	(2,618)	—	(1,253)
Net Income (loss)	$5,701	$(6,467)	$22,803	$(16,336)	$5,701

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$19,600	$10,059	$28,461	$(38,520)	$19,600

Other comprehensive income, net of tax:
Unrealized holding gains	659	2,047	18,079	—	20,785
Equity in other comprehensive income of unconsolidated subsidiaries	22,234	10,325	12,774	(45,333)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(1)	—	(1)
Reclassification adjustment for losses included in net income	7	402	1,513	—	1,922
Unrealized foreign currency translation gains	—	—	194	—	194
Other comprehensive income, net of tax	22,900	12,774	32,559	(45,333)	22,900

Comprehensive income, net of tax	$42,500	$22,833	$61,020	$(83,853)	$42,500

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended March 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$5,701	$(6,467)	$22,803	$(16,336)	$5,701

Other comprehensive loss, net of tax:
Unrealized holding losses	(124)	(1,611)	(13,453)	—	(15,188)
Equity in other comprehensive loss of unconsolidated subsidiaries	(15,362)	(6,513)	(8,126)	30,001	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net income (loss)	—	(2)	77	—	75
Unrealized foreign currency translation losses	—	—	(372)	—	(372)
Other comprehensive loss, net of tax	(15,486)	(8,126)	(21,875)	30,001	(15,486)

Comprehensive income (loss), net of tax	$(9,785)	$(14,593)	$928	$13,665	$(9,785)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$2,225	$(10,514)	$(14,901)	$(23,190)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	9,567	12,200	39,491	61,258
Proceeds from sale of equity securities	—	15,354	—	15,354
Proceeds from maturity of fixed maturities	—	—	19,352	19,352
Proceeds from other invested assets	1,445	—	—	1,445
Amounts paid in connection with derivatives	—	(3,735)	—	(3,735)
Purchases of fixed maturities	(10,548)	(23,149)	(78,327)	(112,024)
Purchases of equity securities	—	(17,989)	—	(17,989)
Purchases of other invested assets	—	(3,500)	—	(3,500)
Net cash provided by (used for) investing activities	464	(20,819)	(19,484)	(39,839)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	5,950	—	5,950
Dividends paid to shareholders	(3,595)	—	—	(3,595)
Purchase of A ordinary shares	(949)	—	—	(949)
Net cash provided by (used for) financing activities	(4,544)	5,950	—	1,406

Net change in cash and cash equivalents	(1,855)	(25,383)	(34,385)	(61,623)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$366	$656	$36,852	$37,874

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at March 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(3,472)	$27,752	$16,947	$41,227

Cash flows from investing activities:
Proceeds from sale of fixed maturities	2,500	4,190	40,458	47,148
Proceeds from sale of equity securities	—	9,283	—	9,283
Proceeds from maturity of fixed maturities	3,642	7,600	7,039	18,281
Proceeds from other invested assets	—	(612)	3,323	2,711
Amounts received in connection with derivatives	—	5,490	—	5,490
Purchases of fixed maturities	(23,615)	(27,169)	(42,819)	(93,603)
Purchases of equity securities	—	(7,340)	—	(7,340)
Purchases of other invested assets	—	(7,050)	—	(7,050)
Acquisition of business		(3,515)	—	(3,515)
Net cash provided by (used for) investing activities	(17,473)	(19,123)	8,001	(28,595)

Cash flows from financing activities:
Net repayments under margin borrowing facility	—	(8,212)	—	(8,212)
Dividends paid to shareholders	(3,499)	—	—	(3,499)
Dividends from subsidiaries	20,000	—	(20,000)	—
Purchase of A ordinary shares	(1,813)	—	—	(1,813)
Net cash provided by (used for) financing activities	14,688	(8,212)	(20,000)	(13,524)

Net change in cash and cash equivalents	(6,257)	417	4,948	(892)
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414
Cash and cash equivalents at end of period	$4,832	$8,166	$60,524	$73,522

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
15.	New Accounting Pronouncements

Accounting Standards Adopted in 2019

In February, 2016, the FASB issued new accounting guidance regarding leases.  The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In July, 2018, additional accounting guidance was issued which provided entities with an additional and optional transition method when adopting this new standard.  Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance sheet of retained earnings. The lease guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted this new accounting guidance on January 1, 2019 using the optional transition method. The Company elected the package of practical expedients permitted under the transition guidance within the new standard.  In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.  Upon adoption, the Company recognized right-of-use

GLOBAL INDEMNITY LIMITED

lease assets and lease liabilities of $25.3 million and $25.4 million, respectively, and recorded a cumulative effect adjustment, net of tax, of less than $0.1 million to retained earnings.

In March, 2017, the FASB issued new accounting guidance which amended the amortization period for certain purchased callable debt securities held at a premium.  Prior to adoption, entities generally amortized the premium as an adjustment of yield over the contractual life of the instruments.  Under the new guidance, the amortization period was shortened to the earliest call date.  This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company adopted this guidance on January 1, 2019.  The adoption of this new accounting guidance did not have a material impact on its financial condition, results of operations, and cash flows.

Please see Note 22 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

GLOBAL INDEMNITY LIMITED

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.  For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Developments

On February 10, 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019.  Dividends of $3.5 million were paid on March 29, 2019.

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings.  Please see Note 13 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information regarding these segment changes.

Global Indemnity Reinsurance signed a new casualty treaty which contributed $4.2 million of gross premiums written during the quarter ended March 31, 2019.

Overview

The Company’s Commercial Specialty segment distribute property and casualty insurance products through a group of approximately 130 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is distributed through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 90 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

The Company’s Farm, Ranch, & Stable segment, via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry on an admitted basis.  These insurance products are distributed through a group of approximately 185 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation.  For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no significant changes to any of these policies or underlying methodologies during the current year except for the following:

Effective January 1, 2019, the Company adopted new accounting guidance related to leases.  In conjunction with implementing this new guidance, the following accounting policy related to leases was established.

Leases

The Company determines if an arrangement is a lease at inception.  Leases with a term of 12 months or less are not recorded on the consolidated balance sheets. Lease right-of-use assets (“ROU”) are included in other assets on the consolidated balance sheets and lease liabilities are included in other liabilities on the consolidated balance sheets.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate at the commencement date in determining the present value of future payments.  The ROU asset is calculated using the initial lease liability amount, plus any lease payments made at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company’s lease agreements may contain both lease and non-lease components which are accounted separately.  The Company elected the practical expedient on not separating lease components from non-lease components for its equipment leases.

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,		%
(Dollars in thousands)	2019	2018	Change
Gross premiums written	$142,201	$124,247	14.5%

Net premiums written	$123,416	$107,870	14.4%

Net premiums earned	$122,089	$108,002	13.0%
Other income	488	554	(11.9%)
Total revenues	122,577	108,556	12.9%

Losses and expenses:
Net losses and loss adjustment expenses	58,321	56,072	4.0%
Acquisition costs and other underwriting expenses	49,743	45,003	10.5%
Underwriting income	14,513	7,481	94.0%

Net investment income	7,219	11,404	(36.7%)
Net realized investment gains (losses)	10,390	(316)	NM
Corporate and other operating expenses	(3,205)	(9,260)	(65.4%)
Interest expense	(5,023)	(4,861)	3.3%
Income before income taxes	23,894	4,448	NM

Income tax (expense) benefit	(4,294)	1,253	NM
Net income	$19,600	$5,701	243.8%

Underwriting Ratios:
Loss ratio (1):	47.8%	51.9%
Expense ratio (2)	40.7%	41.7%
Combined ratio (3)	88.5%	93.6%

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

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported on.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company will report Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter ended March 31, 2018 have been revised to reflect these changes.  Please see Note 13 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information regarding segments.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018	% Change
Gross premiums written (1)
Commercial Specialty (4)	$64,213	$53,773	19.4%
Specialty Property (3) (4)	39,674	41,344	(4.0%)
Farm, Ranch, & Stable	20,765	18,821	10.3%
Reinsurance (5)	17,549	10,309	70.2%
Total gross premiums written	$142,201	$124,247	14.5%

Ceded premiums written
Commercial Specialty (4)	$9,043	$5,467	65.4%
Specialty Property (4)	6,462	8,334	(22.5%)
Farm, Ranch, & Stable	3,273	2,576	27.1%
Reinsurance (5)	7	-	NM
Total ceded premiums written	$18,785	$16,377	14.7%

Net premiums written (2)
Commercial Specialty (4)	$55,170	$48,306	14.2%
Specialty Property (4)	33,212	33,010	0.6%
Farm, Ranch, & Stable	17,492	16,245	7.7%
Reinsurance (5)	17,542	10,309	70.2%
Total net premiums written	$123,416	$107,870	14.4%

Net premiums earned
Commercial Specialty (4)	$55,641	$47,362	17.5%
Specialty Property (4)	34,619	33,987	1.9%
Farm, Ranch, & Stable	17,122	16,625	3.0%
Reinsurance (5)	14,707	10,028	46.7%
Total net premiums earned	$122,089	$108,002	13.0%

NM – not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($138) and ($867) during the quarters ended March 31, 2019 and 2018, respectively.

(4)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 14.5% for the quarter ended March 31, 2019 as compared to same period in 2018.  Gross premiums written include business written by American Reliable that was ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($0.1) million and ($0.9) million for the quarters ended March 31, 2019 and 2018. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 13.8% for the quarter ended March 31, 2019 as compared to same period in 2018.  The increase is mainly due to several new programs within Commercials Lines, rate increases and a new watercraft product within Specialty Property, new agents within Farm, Ranch, & Stable, and reinstatement premiums and a new casualty treaty within Reinsurance Operations.  This new casualty treaty contributed $4.2 million in gross premiums written during the quarter ended March 31, 2019.  This growth in premiums was partially offset by a continued reduction of catastrophe exposed business within both Commercial Specialty and Specialty Property.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended March 31,		Point
(Dollars in thousands)	2019	2018	Change
Commercial Specialty	85.9%	89.8%	(3.9)
Specialty Property (1)	83.4%	78.2%	5.2
Farm, Ranch, & Stable	84.2%	86.3%	(2.1)
Reinsurance	100.0%	100.0%	—
Total (1)	86.7%	86.2%	0.5

(1)

Excludes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($0.1) million and ($0.9) million during the quarters ended March 31, 2019 and 2018, respectively.

Net Premiums Earned

Net premiums earned within the Commercial Specialty segment increased by 17.5% for the quarter ended March 31, 2019 as compared to the same period in 2018.  The increase in net premiums earned was primarily due to a growth in premiums written as a result of several new programs.  Property net premiums earned were $28.1 million and $23.7 million for the quarters ended March 31, 2019 and 2018, respectively. Casualty net premiums earned were $27.6 million and $23.7 million for the quarters ended March 31, 2019 and 2018, respectively.

Net premiums earned within the Specialty Property segment increased by 1.9% for the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to an increase in net premiums written.  Property net premiums earned were $31.9 million and $31.1 million for the quarters ended March 31, 2019 and 2018, respectively. Casualty net premiums earned were $2.7 million and $2.8 million for the quarters ended March 31, 2019 and 2018, respectively.

Net premiums earned within the Farm, Ranch, & Stable segment increased by 3.0% for the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to a growth of the business as a result of adding new agents.  Property net premiums earned were $12.3 million and $11.6 million for the quarters ended March 31, 2019 and 2018, respectively. Casualty net premiums earned were $4.8 million and $5.1 million for the quarters ended March 31, 2019 and 2018, respectively.

Net premiums earned within the Reinsurance Operations segment increased by 46.7% for the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to growth in gross premiums written within the property and professional lines of business.  Property net premiums earned were $12.4 million and $8.7 million for the quarters ended March 31, 2019 and 2018, respectively.  Casualty net premiums earned were $2.3 million and $1.3 million for the quarters ended March 31, 2019 and 2018.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at March 31, 2019 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $646.0 million and $548.9 million, respectively, as of March 31, 2019.  A breakout of the Company’s gross and net reserves, as of March 31, 2019, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$110,905	$289,171	$400,076
Specialty Property	29,458	36,922	66,380
Farm, Ranch, & Stable	14,518	36,578	51,096
Reinsurance Operations	46,328	82,079	128,407
Total	$201,209	$444,750	$645,959

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$86,810	$246,280	$333,090
Specialty Property	16,362	28,921	45,283
Farm, Ranch, & Stable	13,061	29,287	42,348
Reinsurance Operations	46,328	81,845	128,173
Total	$162,561	$386,333	$548,894

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $66.3 million for claims occurring during the quarter ended March 31, 2019:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(9,614)	$(6,464)	$(3,315)	$(166)	$2,984
	-3%	(8,420)	(5,205)	(1,989)	1,227	4,442
	-2%	(7,823)	(4,575)	(1,326)	1,923	5,171
	-1%	(7,227)	(3,945)	(663)	2,619	5,901
	0%	(6,630)	(3,315)	—	3,315	6,630
	1%	(6,033)	(2,685)	663	4,011	7,359
	2%	(5,437)	(2,055)	1,326	4,707	8,089
	3%	(4,840)	(1,425)	1,989	5,403	8,818
	5%	(3,647)	(166)	3,315	6,796	10,277

The Company’s net reserves for losses and loss adjustment expenses of $548.9 million as of March 31, 2019 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2019 (2)	2018 (2)	Change
Gross premiums written	$64,213	$53,773	19.4%

Net premiums written	$55,170	$48,306	14.2%

Net premiums earned	$55,641	$47,362	17.5%
Total revenues	55,641	47,362	17.5%

Losses and expenses:
Net losses and loss adjustment expenses	21,651	25,029	(13.5%)
Acquisition costs and other underwriting expenses (1)	22,812	19,205	18.8%
Underwriting income	$11,178	$3,128	257.4%

	Quarters Ended March 31,		Point
	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	50.9%	58.6%	(7.7)
Prior accident year	(12.0%)	(5.7%)	(6.3)
Calendar year loss ratio	38.9%	52.9%	(14.0)
Expense ratio	41.0%	40.5%	0.5
Combined ratio	79.9%	93.4%	(13.5)

(1)

Includes excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations of $174 for the quarter ended March 31, 2018.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations for the quarter ended March 31, 2019.

(2)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

NM – not meaningful

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Commercial Specialty may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$10,731	38.2%	$11,792	49.8%
Effect of prior accident year	(1,113)	(4.0%)	(421)	(1.8%)
Non catastrophe property losses and ratio (2)	$9,618	34.2%	$11,371	48.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,466	5.2%	$1,775	7.5%
Effect of prior accident year	147	0.5%	8	(—%)
Catastrophe losses and ratio (2)	$1,613	5.7%	$1,783	7.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$12,197	43.4%	$13,567	57.3%
Effect of prior accident year	(966)	-3.5%	(413)	(1.8%)
Total property losses and ratio (2)	$11,231	39.9%	$13,154	55.5%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$16,120	58.5%	$14,167	59.9%
Effect of prior accident year	(5,700)	(20.7%)	(2,292)	(9.7%)
Total Casualty losses and ratio (2)	$10,420	37.8%	$11,875	50.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$28,317	50.9%	$27,734	58.6%
Effect of prior accident year	(6,666)	(12.0%)	(2,705)	(5.7%)
Total net losses and loss adjustment expense and total loss ratio (2)	$21,651	38.9%	$25,029	52.9%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
	2019	2018	Change
Property losses
Catastrophe	$1,466	$1,775	(17.4%)
Non-catastrophe	10,731	11,792	-9.0%
Property losses	12,197	13,567	-10.1%
Casualty losses	16,120	14,167	13.8%
Total accident year losses	$28,317	$27,734	2.1%

	Quarters Ended March 31,		Point
	2019	2018	Change
Current accident year loss ratio:
Property
Catastrophe	5.2%	7.5%	(2.3)
Non-catastrophe	38.2%	49.8%	(11.6)
Property loss ratio	43.4%	57.3%	(13.9)
Casualty loss ratio	58.5%	59.9%	(1.4)
Total accident year loss ratio	50.9%	58.6%	(7.7)

The current accident year catastrophe loss ratio improved by 2.3 points during the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to lower claims severity for the first accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 11.6 points during the quarter ended March 31, 2019 as compared to the same period in 2018 reflecting a lower claims frequency and severity for the first accident quarter compared to last year.

The current accident year casualty loss ratio improved by 1.4 points during the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to a lower claims frequency and severity for the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2019 includes a decrease of $6.7 million, or 12.0 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2018 includes a decrease of $2.7 million, or 5.7 percentage points, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 0.5 points from 40.5% for the quarter ended March 31, 2018 to 41.0% for the quarter ended March 31, 2019. The increase in the expense ratio is primarily due to an increase in the contingent commission expense related to both current and prior accident year.  This increase was partially offset by reduction in the expense ratio due to an increase in net earned premiums as well as reduction in excise tax as a result of terminating the quota share arrangement.

GLOBAL INDEMNITY LIMITED

Specialty Property

The components of income and loss from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2019 (3)	2018 (3)	Change
Gross premiums written (1)	$39,674	$41,344	(4.0%)

Net premiums written	$33,212	$33,010	0.6%

Net premiums earned	$34,619	$33,987	1.9%
Other income	443	446	(0.7%)
Total revenues	35,062	34,433	1.8%

Losses and expenses:
Net losses and loss adjustment expenses	20,503	21,186	(3.2%)
Acquisition costs and other underwriting expenses (2)	14,653	14,954	(2.0%)
Underwriting income (loss)	$(94)	$(1,707)	(94.5%)

	Quarters Ended March 31,		Point
	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	56.6%	60.3%	(3.7)
Prior accident year	2.6%	2.0%	0.6
Calendar year loss ratio	59.2%	62.3%	(3.1)
Expense ratio	42.3%	44.0%	(1.7)
Combined ratio	101.5%	106.3%	(4.8)

(1)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($138) and ($867) during the quarters ended March 31, 2019 and 2018.

(2)

Includes excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations of $141 for the quarter ended March 31, 2018.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations for the quarter ended March 31, 2019.

(3)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Specialty Property may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$16,739	52.5%	$15,662	50.3%
Effect of prior accident year	(56)	(0.2%)	575	1.8%
Non catastrophe property losses and ratio (2)	$16,683	52.3%	$16,237	52.1%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,690	5.3%	$3,423	11.0%
Effect of prior accident year	849	2.7%	366	1.2%
Catastrophe losses and ratio (2)	$2,539	8.0%	$3,789	12.2%

Total property losses and ratio excluding the effect of prior accident year (1)	$18,429	57.8%	$19,085	61.3%
Effect of prior accident year	793	2.5%	941	3.0%
Total property losses and ratio (2)	$19,222	60.3%	$20,026	64.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$1,170	43.3%	$1,413	49.6%
Effect of prior accident year	111	4.1%	(253)	(8.9%)
Total Casualty losses and ratio (2)	$1,281	47.4%	$1,160	40.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$19,599	56.6%	$20,498	60.3%
Effect of prior accident year	904	2.6%	688	2.0%
Total net losses and loss adjustment expense and total loss ratio (2)	$20,503	59.2%	$21,186	62.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.4 million for each of the quarters ended March 31, 2019 and 2018.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2019	2018	Change
Property losses
Catastrophe	$1,690	$3,423	(50.6%)
Non-catastrophe	16,739	15,662	6.9%
Property losses	18,429	19,085	(3.4%)
Casualty losses	1,170	1,413	(17.2%)
Total accident year losses	$19,599	$20,498	(4.4%)

	Quarters Ended March 31,		Point
	2019	2018	Change
Current accident year loss ratio:
Property
Catastrophe	5.3%	11.0%	(5.7)
Non-catastrophe	52.5%	50.3%	2.2
Property loss ratio	57.8%	61.3%	(3.5)
Casualty loss ratio	43.3%	49.6%	(6.3)
Total accident year loss ratio	56.6%	60.3%	(3.7)

The current accident year catastrophe loss ratio improved by 5.7 points during the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to lower claims severity for the first accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 2.2 points during the quarter ended March 31, 2019 as compared to the same period in 2018 reflecting a higher claims frequency and severity in the first accident quarter compared to last year.

The current accident year casualty loss ratio improved by 6.3 points during the quarter ended March 31, 2019 as compared to the same period in 2018.  The improvement reflects a lower claims frequency and severity in the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2019 includes an increase of $0.9 million, or 2.6 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2018 includes an increase of $0.7 million, or 2.0 percentage points, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment improved 1.7 points from 44.0% for the quarter ended March 31, 2018 to 42.3% for the quarter ended March 31, 2019 primarily due to reduction in corporate overhead as well as a reduction in excise tax as a result of terminating the quota share arrangement.

GLOBAL INDEMNITY LIMITED

Farm, Ranch, & Stable

The components of income and loss from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2019 (2)	2018 (2)	Change
Gross premiums written	$20,765	$18,821	10.3%

Net premiums written	$17,492	$16,245	7.7%

Net premiums earned	$17,122	$16,625	3.0%
Other income	30	57	(47.4%)
Total revenues	17,152	16,682	2.8%

Losses and expenses:
Net losses and loss adjustment expenses	8,138	6,435	26.5%
Acquisition costs and other underwriting expenses (1)	7,282	7,225	0.8%
Underwriting income (loss)	$1,732	$3,022	(42.7%)

	Quarters Ended March 31,		Point
	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	59.6%	49.3%	10.3
Prior accident year	(12.1%)	(10.6%)	(1.5)
Calendar year loss ratio	47.5%	38.7%	8.8
Expense ratio	42.5%	43.5%	(1.0)
Combined ratio	90.0%	82.2%	7.8

(1)

Includes excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations of $65 for the quarter ended March 31, 2018.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations for the quarter ended March 31, 2019.

(2)	Includes business ceded to the Company’s Reinsurance Operations under a quote share agreement. The quota share agreement was terminated effective January 1, 2018.

GLOBAL INDEMNITY LIMITED

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Farm, Ranch, & Stable may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$6,750	54.9%	$4,124	35.7%
Effect of prior accident year	(131)	(1.1%)	(1,034)	(8.9%)
Non catastrophe property losses and ratio (2)	$6,619	53.8%	$3,090	26.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$926	7.5%	$1,807	15.6%
Effect of prior accident year	(286)	(2.3%)	(852)	(7.4%)
Catastrophe losses and ratio (2)	$640	5.2%	$955	8.2%

Total property losses and ratio excluding the effect of prior accident year (1)	$7,676	62.4%	$5,931	51.3%
Effect of prior accident year	(417)	(3.4%)	(1,886)	(16.3%)
Total property losses and ratio (2)	$7,259	59.0%	$4,045	35.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$2,528	52.3%	$2,271	44.8%
Effect of prior accident year	(1,649)	(34.1%)	119	2.3%
Total Casualty losses and ratio (2)	$879	18.2%	$2,390	47.1%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$10,204	59.6%	$8,202	49.3%
Effect of prior accident year	(2,066)	(12.1%)	(1,767)	(10.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$8,138	47.5%	$6,435	38.7%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters ended March 31, 2019 and 2018.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2019	2018	Change
Property losses
Catastrophe	$926	$1,807	(48.8%)
Non-catastrophe	6,750	4,124	63.7%
Property losses	7,676	5,931	29.4%
Casualty losses	2,528	2,271	11.3%
Total accident year losses	$10,204	$8,202	24.4%

	Quarters Ended March 31,		Point
	2019	2018	Change
Current accident year loss ratio:
Property
Catastrophe	7.5%	15.6%	(8.1)
Non-catastrophe	54.9%	35.7%	19.2
Property loss ratio	62.4%	51.3%	11.1
Casualty loss ratio	52.3%	44.8%	7.5
Total accident year loss ratio	59.6%	49.3%	10.3

The current accident year catastrophe loss ratio improved by 8.1 points during the quarter ended March 31, 2019 as compared to the same period in 2018 primarily due to lower claims severity for the first accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 19.2 points during the quarter ended March 31, 2019 as compared to the same period in 2018 reflecting a higher claims severity for the first accident quarter compared to last year.

The current accident year casualty loss ratio increased by 7.5 points during the quarter ended March 31, 2019 as compared to the same period in 2018 due to a higher claims severity for the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2019 includes a decrease of $2.1 million, or 12.1 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2018 includes a decrease of $1.8 million, or 10.6 percentage points, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Farm, Ranch, & Stable Segment improved 1.0 points from 43.5% for the quarter ended March 31, 2018 to 42.5% for the quarter ended March 31, 2019 primarily due to increase in net premiums earned as well as a reduction in excise tax as a result of terminating the quota share arrangement.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
	2019 (1)	2018 (1)	Change
Gross premiums written	$17,549	$10,309	70.2%

Net premiums written	$17,542	$10,309	70.2%

Net premiums earned	$14,707	$10,028	46.7%
Other income	15	51	(70.6%)
Total revenues	14,722	10,079	46.1%

Losses and expenses:
Net losses and loss adjustment expenses	8,029	3,422	134.6%
Acquisition costs and other underwriting expenses	4,996	3,619	38.0%
Underwriting income (loss)	$1,697	$3,038	(44.1%)

	Quarters Ended March 31,		Point
	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	55.3%	55.5%	(0.2)
Prior accident year	(0.7%)	(21.4%)	20.7
Calendar year loss ratio (3)	54.6%	34.1%	20.5
Expense ratio	34.0%	36.1%	(2.1)
Combined ratio	88.6%	70.2%	18.4

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

Reconciliation of non-GAAP financial measures and ratios

The table above includes a reconciliation of the current accident year loss ratio, which is a non-GAAP ratio, to its calendar year loss ratio, which is its most directly comparable GAAP ratio.  The Company believes the non-GAAP ratio is useful to investors when evaluating the Company's underwriting performance as trends in the Company's Reinsurance Operations may be obscured by prior accident year adjustments. This non-GAAP ratio should not be considered as a substitute for its most directly comparable GAAP ratio and does not reflect the overall underwriting profitability of the Company.

Premiums

See “Result of Operations” above for a discussion on premiums.

Other Income

The Company recognized income of less than $0.1 million for each of the quarters ended March 31, 2019 and 2018.  Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 0.2 points during the quarter ended March 31, 2019 as compared to the same period in 2018.

GLOBAL INDEMNITY LIMITED

The calendar year loss ratio for the quarter ended March 31, 2019 includes a decrease of $0.1 million, or 0.7 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2018 includes a decrease of $2.1 million, or 21.4 percentage points, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations improved by 2.1 points from 36.1% for the quarter ended March 31, 2018 to 34.0% for the quarter ended March 31, 2019. The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above.

Unallocated Corporate Items

Net Investment Income

	Quarters Ended March 31,		%
(Dollars in thousands)	2019	2018	Change
Gross investment income (1)	$7,802	$12,114	(35.6%)
Investment expenses	(583)	(710)	(17.9%)
Net investment income	$7,219	$11,404	(36.7%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 35.6% for the quarter ended March 31, 2019 as compared to the same period in 2018.  The decrease was primarily due to decreased returns from alternative investments.

Investment expenses decreased by 17.9% for the quarter ended March 31, 2019 as compared to the same period in 2018. The decrease for the quarter ended was primarily due to reduced investment management expenses during 2019.

At March 31, 2019, the Company held agency mortgage-backed securities with a market value of $22.5 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.1 years as of March 31, 2019, compared with 3.2 years as of March 31, 2018.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.0 years as of March 31, 2019 and March 31, 2018. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At March 31, 2019, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.2%, compared with 2.8% at March 31, 2018. The embedded book yield on the $75.1 million of municipal bonds in the Company’s portfolio, which includes $74.4 million of taxable municipal bonds, was 3.4% at March 31, 2019, compared to an embedded book yield of 3.1% on the Company’s municipal bond portfolio of $95.4 million at March 31, 2018.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018
Common stock	$15,152	$(4,374)
Fixed maturities	(298)	(93)
Interest rate swap	(2,567)	4,151
Other than temporary impairment losses	(1,897)	—
Net realized investment gains (losses)	$10,390	$(316)

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2019 and 2018.

GLOBAL INDEMNITY LIMITED

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $3.2 million and $9.3 million during the quarters ended March 31, 2019 and 2018, respectively.  The reduction in corporate expenses is primarily due to incurring a $6.3 million advisory fee related to the co-obligor transaction during the quarter ended March 31, 2018.

Interest Expense

Interest expense increased 3.3% during the quarter ended March 31, 2019 as compared to the same period in 2018.  This increase is primarily due to higher interest rates on the Margin Borrowing Facility.

Income Tax Expense / Benefit

Income tax expense was $4.3 million for the quarter ended March 31, 2019 compared with an income tax benefit of $1.3 million for the quarter ended March 31, 2018.  The increase in the income tax expense is primarily due to an increase in pretax income in the U.S.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in a net income of $19.6 million and $5.7 million for the quarters ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, the Company also had future funding commitments of $31.2 million related to investments.  The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.  Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2018 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2018 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies.  The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2019.

GLOBAL INDEMNITY LIMITED

For 2019, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2018 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter ended March 31, 2019.

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

Net cash provided by (used for) operating activities was ($23.2) million and $41.2 million for the quarters ended March 31, 2019 and 2018, respectively.  The decrease in operating cash flows of approximately $64.4 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2019	2018	Change
Net premiums collected	$123,872	$112,573	$11,299
Net losses paid	(90,221)	(68,198)	(22,023)
Underwriting and corporate expenses	(64,423)	(61,633)	(2,790)
Recovery on loss indemnification (1)	—	45,045	(45,045)
Net investment income	12,769	18,803	(6,034)
Net federal income taxes paid	(247)	(570)	323
Interest paid	(4,940)	(4,793)	(147)

Net cash provided by (used for) operating activities (1)	$(23,190)	$41,227	$(64,417)

(1)

Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable for the quarter ended March 31, 2018.  This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows for the quarter ended March 31, 2018.  The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million.  For additional information on the loss indemnification, please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

On February 10, 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019.  Dividends of $3.5 million were paid on March 29, 2019.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2019.  Please see Item 7 of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s liquidity.

GLOBAL INDEMNITY LIMITED

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2019.  Please see Item 7 of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2018 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected.  The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending March 31, 2019, Global equities (+12.4%) surged to their best quarterly return since September 2009. Markets were buoyed by productive trade negotiations between the US and China, and by dovish rhetoric and policy actions from the major central banks. Brexit remained a key area of concern, with the British Parliament rejecting Prime Minister Theresa May’s deal for the third time, leaving the future relationship between the UK and European Union (EU) clouded in uncertainty. On the monetary front, the European Central Bank (ECB) surprised markets by pushing back interest-rate hikes, slashing its growth forecast, and announcing an extended liquidity policy. The US Federal Reserve (Fed) left short-term interest rates unchanged, indicating that rates will likely remain stable in 2019.

Global fixed income sectors generated positive returns in the first quarter. Sovereign yields declined sharply across most markets amid more dovish central bank policy actions and rhetoric, and concerns about deteriorating global growth. Corporate bonds rebounded strongly during the quarter, benefiting from falling government bond yields and tighter spreads. The US dollar ended mixed as dovish monetary policy balanced global growth anxieties, and the British pound rebounded as fears of a hard Brexit abated.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 3.0 years. Portfolio purchases were focused within investment grade credit, MBS and CMBS. These purchases were funded primarily through sales of ABS and investment grade credit, as well as maturities and paydowns. During the first quarter, the portfolio’s allocation to investment grade credit and CMBS increased as well as a marginal increase to our allocation in MBS, while our exposure to taxable municipals slightly decreased.  There have been no other material changes to the Company’s market risk since December 31, 2018.  Please see Item 7A of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY LIMITED

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on March 14, 2019.  The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 27,028 shares surrendered by the Company’s employees during the quarter ended March 31, 2019.  All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

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

101.1+

The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2019 and 2018;  (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2019  and 2018; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

May 10, 2019	By:	/s/ Thomas M. McGeehan
Date: May 10, 2019		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)