Form 10-Q
period 2019-06-30
Global Indemnity Ltd
filed 2019-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 2, 2019, the registrant had outstanding 10,129,071 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,175,646 and $1,257,830)	$1,196,276	$1,235,155
Equity securities, at fair value	262,029	124,747
Other invested assets	51,472	50,753
Total investments	1,509,777	1,410,655

Cash and cash equivalents	56,215	99,497
Premiums receivable, net	120,649	87,679
Reinsurance receivables, net	66,398	114,418
Funds held by ceding insurers	41,588	49,206
Federal income taxes receivable	11,134	10,866
Deferred federal income taxes	37,425	48,589
Deferred acquisition costs	69,047	61,676
Intangible assets	21,755	22,020
Goodwill	6,521	6,521
Prepaid reinsurance premiums	19,244	20,594
Receivable for securities sold	—	15
Other assets	55,719	28,530
Total assets	$2,015,472	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$608,773	$680,031
Unearned premiums	312,758	281,912
Ceded balances payable	17,459	14,994
Payable for securities purchased	9,849	—
Contingent commissions	8,103	10,636
Debt	292,106	288,565
Other liabilities	71,912	55,069
Total liabilities	$1,320,960	$1,331,207

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,239,520 and 10,171,954 respectively; A ordinary shares outstanding: 10,129,071 and 10,095,312, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	439,707	438,182
Accumulated other comprehensive income (loss), net of taxes	16,542	(21,231)
Retained earnings	242,234	215,132
A ordinary shares in treasury, at cost: 110,449 and 76,642 shares, respectively	(3,973)	(3,026)
Total shareholders’ equity	694,512	629,059
Total liabilities and shareholders’ equity	$2,015,472	$1,960,266

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Gross premiums written	$179,321	$158,817	$321,522	$283,064

Net premiums written	$159,069	$136,454	$282,485	$244,324

Net premiums earned	$128,201	$113,917	$250,290	$221,919
Net investment income	13,826	10,954	21,045	22,358
Net realized investment gains:
Other than temporary impairment losses on investments	-	(371)	(1,897)	(371)
Other net realized investment gains	3,590	3,201	15,877	2,885
Total net realized investment gains	3,590	2,830	13,980	2,514
Other income	522	324	1,010	878
Total revenues	146,139	128,025	286,325	247,669

Losses and Expenses:
Net losses and loss adjustment expenses	70,075	58,861	128,396	114,933
Acquisition costs and other underwriting expenses	50,534	47,513	100,277	92,516
Corporate and other operating expenses	4,639	10,918	7,844	20,178
Interest expense	5,042	4,940	10,065	9,801
Income before income taxes	15,849	5,793	39,743	10,241
Income tax expense (benefit)	1,186	(1,399)	5,480	(2,652)
Net income	$14,663	$7,192	$34,263	$12,893

Per share data:

Net income
Basic	$1.03	$0.51	$2.42	$0.92

Diluted	$1.02	$0.50	$2.39	$0.90

Weighted-average number of shares outstanding
Basic	14,187,276	14,092,397	14,170,689	14,073,813

Diluted	14,331,286	14,334,600	14,324,614	14,308,264

Cash dividends declared per share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,663	$7,192	$34,263	$12,893

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	18,677	(5,820)	39,462	(21,008)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	(1)	(7)	(2)	(8)
Reclassification adjustment for losses included in net income	(3,740)	611	(1,818)	686
Unrealized foreign currency translation gains (losses)	(63)	(728)	131	(1,100)
Other comprehensive income (loss), net of tax	14,873	(5,944)	37,773	(21,430)

Comprehensive income (loss), net of tax	$29,536	$1,248	$72,036	$(8,537)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Number of A ordinary shares issued:
Number at beginning of period	10,223,976	10,150,130	10,171,954	10,102,927
Ordinary shares issued under share incentive plans	—	(680)	36,180	37,381
Ordinary shares issued to directors	15,544	7,792	31,386	16,934
Number at end of period	10,239,520	10,157,242	10,239,520	10,157,242

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$438,783	$435,066	$438,182	$434,730
Share compensation plans	924	969	1,525	1,305
Balance at end of period	$439,707	$436,035	$439,707	$436,035

Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$1,669	$(16,531)	$(21,231)	$8,983
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	14,937	(5,209)	37,644	(20,322)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(1)	(7)	(2)	(8)
Unrealized foreign currency translation gains (losses)	(63)	(728)	131	(1,100)
Other comprehensive income (loss)	14,873	(5,944)	37,773	(21,430)
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	—	(10,028)
Balance at end of period	$16,542	$(22,475)	$16,542	$(22,475)

Retained earnings:
Balance at beginning of period	$231,176	$288,187	$215,132	$275,838
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	(5)	10,198
Net income	14,663	7,192	34,263	12,893
Dividends to shareholders ($0.25 per share per quarter in 2019 and 2018)	(3,605)	(3,552)	(7,156)	(7,102)
Balance at end of period	$242,234	$291,827	$242,234	$291,827

Number of treasury shares:
Number at beginning of period	110,449	74,784	76,642	29,551
A ordinary shares purchased	—	—	27,028	45,233
Retirement of shares	—	—	6,779	-
Number at end of period	110,449	74,784	110,449	74,784

Treasury shares, at cost:
Balance at beginning of period	$(3,975)	$(2,972)	$(3,026)	$(1,159)
A ordinary shares purchased, at cost	2	—	(947)	(1,813)
Balance at end of period	$(3,973)	$(2,972)	$(3,973)	$(2,972)
Total shareholders’ equity	$694,512	$702,417	$694,512	$702,417

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$34,263	$12,893
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	3,527	3,602
Amortization of debt issuance costs	132	132
Restricted stock and stock option expense	1,525	1,305
Deferred federal income taxes	5,498	(3,648)
Amortization of bond premium and discount, net	2,291	3,120
Net realized investment gains	(13,980)	(2,514)
Equity in the earnings of equity method limited liability investments	431	-
Changes in:
Premiums receivable, net	(32,970)	(8,181)
Reinsurance receivables, net	48,020	8,492
Funds held by ceding insurers	7,749	(7,910)
Unpaid losses and loss adjustment expenses	(71,258)	(20,994)
Unearned premiums	30,846	18,791
Ceded balances payable	2,465	10,997
Other assets and liabilities, net	(12,852)	44,265
Contingent commissions	(2,533)	(1,488)
Federal income tax receivable/payable	(268)	341
Deferred acquisition costs, net	(7,371)	(3,857)
Prepaid reinsurance premiums	1,350	3,614
Net cash provided by (used for) operating activities	(3,135)	58,960
Cash flows from investing activities:
Proceeds from sale of fixed maturities	569,529	114,456
Proceeds from sale of equity securities	167,028	17,461
Proceeds from maturity of fixed maturities	95,994	33,041
Proceeds from other invested assets	2,349	4,871
Amounts received (paid) in connection with derivatives	(8,022)	6,602
Purchases of fixed maturities	(573,878)	(214,937)
Purchases of equity securities	(284,984)	(17,330)
Purchases of other invested assets	(3,500)	(10,550)
Acquisition of business	—	(3,515)
Net cash used for investing activities	(35,484)	(69,901)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	3,409	(7,521)
Dividends paid to shareholders	(7,125)	(7,001)
Purchases of A ordinary shares	(947)	(1,813)
Net cash used for financing activities	(4,663)	(16,335)
Net change in cash and cash equivalents	(43,282)	(27,276)
Cash and cash equivalents at beginning of period	99,497	74,414
Cash and cash equivalents at end of period	$56,215	$47,138

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

The Company manages its business through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch, & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority on an admitted basis.  The Company’s Farm, Ranch, & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry on an admitted basis.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Commercial Specialty, Specialty Property, and Farm, Ranch, & Stable segments comprise the Company’s U.S. Insurance Operations (“Insurance Operations”).   The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”).  Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies.  The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company will report Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter ended June 30, 2018 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY LIMITED

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of June 30, 2019
Fixed maturities:
U.S. treasury and agency obligations	$175,763	$4,414	$(75)	$180,102	$—
Obligations of states and political subdivisions	40,013	890	-	40,903	—
Mortgage-backed securities	183,430	2,488	(164)	185,754	—
Asset-backed securities	175,979	1,351	(386)	176,944	—
Commercial mortgage-backed securities	239,463	4,303	(357)	243,409	—
Corporate bonds	266,706	6,894	(323)	273,277	—
Foreign corporate bonds	94,292	1,638	(43)	95,887	—
Total fixed maturities	1,175,646	21,978	(1,348)	1,196,276	—
Equity Securities	262,029	—	—	262,029	—
Other invested assets	51,472	—	—	51,472	—
Total	$1,489,147	$21,978	$(1,348)	$1,509,777	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2018
Fixed maturities:
U.S. treasury and agency obligations	$79,766	$252	$(1,163)	$78,855	$—
Obligations of states and political subdivisions	95,629	322	(338)	95,613	—
Mortgage-backed securities	119,327	313	(1,786)	117,854	—
Asset-backed securities	185,430	336	(2,012)	183,754	—
Commercial mortgage-backed securities	206,236	338	(3,852)	202,722	—
Corporate bonds	452,692	243	(12,080)	440,855	—
Foreign corporate bonds	118,750	44	(3,292)	115,502	—
Total fixed maturities	1,257,830	1,848	(24,523)	1,235,155	—
Common stock	124,747	—	—	124,747	—
Other invested assets	50,753	—	—	50,753	—
Total	$1,433,330	$1,848	$(24,523)	$1,410,655	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

Beginning with the quarter ended June 30, 2019, the Company’s investments in equity securities consist of $127.2 million of common stock, mutual funds that invest in fixed maturities of $70.6 million, and mutual funds that invest in common stocks of $64.2 million.

The Company evaluates its investments in mutual funds and limited partnerships on a quarterly basis to ensure that they are appropriately diversified.  Excluding U.S. treasuries, agency bonds, mutual funds, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer that was in excess of 3% of shareholders' equity at June 30, 2019 and December 31, 2018.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2019, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,262	$48,230
Due in one year through five years	345,085	350,697
Due in five years through ten years	121,987	126,075
Due in ten years through fifteen years	15,388	16,136
Due after fifteen years	46,052	49,031
Mortgage-backed securities	183,430	185,754
Asset-backed securities	175,979	176,944
Commercial mortgage-backed securities	239,463	243,409
Total	$1,175,646	$1,196,276

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2019.

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$452	$(1)	$25,141	$(74)	$25,593	$(75)
Mortgage-backed securities	24,110	(70)	21,896	(94)	46,006	(164)
Asset-backed securities	29,989	(155)	32,009	(231)	61,998	(386)
Commercial mortgage-backed securities	18,654	(46)	32,575	(311)	51,229	(357)
Corporate bonds	15	(1)	27,959	(322)	27,974	(323)
Foreign corporate bonds	1,146	(3)	10,840	(40)	11,986	(43)
Total fixed maturities	$74,366	$(276)	$150,420	$(1,072)	$224,786	$(1,348)

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2019, gross unrealized losses related to U.S. treasury and agency obligations were $0.075 million. Of this amount, $0.074 million have been in an unrealized loss position for twelve months or greater and are rated AA+.  Macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Mortgage-backed securities (“MBS”) – As of June 30, 2019, gross unrealized losses related to mortgage-backed securities were $0.164 million. Of this amount, $0.094 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

GLOBAL INDEMNITY LIMITED

Asset backed securities (“ABS”) - As of June 30, 2019, gross unrealized losses related to asset backed securities were $0.386 million. Of this amount, $0.231 million have been in an unrealized loss position for twelve months or greater. 98.7% of the unrealized losses for twelve months or greater are related to securities rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 25.4.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  Every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2019, gross unrealized losses related to the CMBS portfolio were $0.357 million. Of this amount, $0.311 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 50.4.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of June 30, 2019, gross unrealized losses related to corporate bonds were $0.323 million. Of this amount, $0.322 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of June 30, 2019, gross unrealized losses related to foreign bonds were $0.043 million. Of this amount, $0.040 million have been in an unrealized loss position for twelve months or greater and rated A- or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities:
OTTI losses, gross	$—	$(371)	$(1,897)	$(371)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—
Net impairment losses on fixed maturities recognized in earnings	$—	$(371)	$(1,897)	$(371)

GLOBAL INDEMNITY LIMITED

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the   quarters and six months ended June 30, 2019 and 2018 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$13	$13	$13	$13
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	—	—
Balance at end of period	$13	$13	$13	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2019 and December 31, 2018 was as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Net unrealized gains (losses)from:
Fixed maturities	$20,630	$(22,675)
Foreign currency fluctuations	(1,203)	(1,334)
Deferred taxes	(2,885)	2,778
Accumulated other comprehensive income, net of tax	$16,542	$(21,231)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2019 and 2018:

Quarter Ended June 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$2,809	$(1,140)	$1,669
Other comprehensive income (loss) before reclassification, before tax	21,286	(63)	21,223
Amounts reclassified from accumulated other comprehensive (income), before tax	(4,083)	—	(4,083)
Other comprehensive income (loss), before tax	17,203	(63)	17,140
Income tax (expense) related to items of OCI	(2,267)	—	(2,267)
Ending balance, net of tax	$17,745	$(1,203)	$16,542

GLOBAL INDEMNITY LIMITED

Quarter Ended June 30, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(16,710)	$179	$(16,531)
Other comprehensive (loss) before reclassification, before tax	(6,639)	(728)	(7,367)
Amounts reclassified from accumulated other comprehensive loss, before tax	732	—	732
Other comprehensive (loss), before tax	(5,907)	(728)	(6,635)
Income tax benefit related to items of OCI	691	—	691
Ending balance, net of tax	$(21,926)	$(549)	$(22,475)

Six Months Ended June 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income before reclassification, before tax	45,193	131	45,324
Amounts reclassified from accumulated other comprehensive (income), before tax	(1,888)	—	(1,888)
Other comprehensive income, before tax	43,305	131	43,436
Income tax (expense) related to items of OCI	(5,663)	—	(5,663)
Ending balance, net of tax	$17,745	$(1,203)	$16,542

Six Months Ended June 30, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$8,272	$711	$8,983
Other comprehensive (loss) before reclassification, before tax	(23,983)	(1,100)	(25,083)
Amounts reclassified from accumulated other comprehensive loss, before tax	825	—	825
Other comprehensive (loss), before tax	(23,158)	(1,100)	(24,258)
Income tax benefit related to items of OCI	2,828	—	2,828
Cumulative effect adjustment, net of tax	(9,868)	(160)	(10,028)
Ending balance, net of tax	$(21,926)	$(549)	$(22,475)

GLOBAL INDEMNITY LIMITED

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2019 and 2018 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2019	2018
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(4,083)	$361
	Other than temporary impairment losses on investments	-	371
	Total before tax	(4,083)	732
	Income tax expense (benefit)	343	(121)
	Unrealized gains and losses on available for sale securities, net of tax	(3,740)	611
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(3,740)	$611

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2019	2018
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(3,785)	$454
	Other than temporary impairment losses on investments	1,897	371
	Total before tax	(1,888)	825
	Income tax expense (benefit)	70	(139)
	Unrealized gains and losses on available for sale securities, net of tax	(1,818)	686
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	-
	Foreign currency items, net of tax	—	-
Total reclassifications	Total reclassifications, net of tax	$(1,818)	$686

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities:
Gross realized gains	$4,685	$20	$4,711	$44
Gross realized losses	(602)	(752)	(2,823)	(869)
Net realized gains (losses)	4,083	(732)	1,888	(825)
Equity Securities:
Gross realized gains	8,570	2,874	25,255	6,327
Gross realized losses	(4,397)	(809)	(5,930)	(8,636)
Net realized gains (losses)	4,173	2,065	19,325	(2,309)
Derivatives:
Gross realized gains	—	1,966	—	6,767
Gross realized losses	(4,666)	(469)	(7,233)	(1,119)
Net realized gains (losses) (1)	(4,666)	1,497	(7,233)	5,648
Total net realized investment gains (losses)	$3,590	$2,830	$13,980	$2,514

(1)

Includes periodic net interest settlements related to the derivatives of $0.2 million and $0.5 million for the quarters ended June 30, 2019 and 2018, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

New accounting guidance regarding equity securities was implemented on January 1, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period.  The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2019 and 2018:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net gains and (losses) recognized during the period on equity securities	$4,173	$2,065	$19,325	$(2,309)
Less: Net gains recognized during the period on equity securities sold during the period	8,416	1,308	10,450	1,862
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(4,243)	$757	$8,875	$(4,171)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Fixed maturities	$569,529	$114,456
Equity securities	167,028	17,461

GLOBAL INDEMNITY LIMITED

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities	$8,918	$9,188	$18,886	$17,716
Equity securities	1,543	1,005	2,680	2,004
Cash and cash equivalents	469	265	870	529
Other invested assets	3,818	1,240	114	3,563
Total investment income	14,748	11,698	22,550	23,812
Investment expense	(922)	(744)	(1,505)	(1,454)
Net investment income	$13,826	$10,954	$21,045	$22,358

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net investment income	$13,826	$10,954	$21,045	$22,358
Net realized investment gains (losses)	3,590	2,830	13,980	2,514
Change in unrealized holding gains and losses	17,140	(6,635)	43,436	(24,258)
Net realized and unrealized investment returns	20,730	(3,805)	57,416	(21,744)
Total investment return	$34,556	$7,149	$78,461	$614
Total investment return % (1)	2.2%	0.5%	5.1%	0.0%
Average investment portfolio (2)	$1,537,280	$1,546,801	$1,533,155	$1,543,593

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of June 30, 2019, the Company did not own fixed maturity securities that were non-income producing for the preceding twelve months. As of December 31, 2018, the Company owned fixed maturity securities with a market value of $0.4 million that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2019, the Company held insurance enhanced collateralized mortgage obligations, commercial mortgage-backed and credit securities with a market value of approximately $41.4 million.  Approximately $0.7 million of these securities were tax-free municipal bonds, which represented less than 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.  These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2019, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre- refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$678	$—	$—	$678
Total backed by financial guarantors	$678	$—	$—	$678

GLOBAL INDEMNITY LIMITED

In addition to the tax-free municipal bonds, the Company held $40.7 million of insurance enhanced bonds, which represented approximately 2.6% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold.  The insurance enhanced bonds are comprised of $10.8 million of taxable municipal bonds, $29.8 million of commercial mortgage-backed securities, and $0.1 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $40.7 million of insurance enhanced commercial-mortgage-backed, taxable municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($4.5 million), Assured Guaranty Corporation ($6.3 million), Federal Home Loan Mortgage Corporation ($29.8 million), and Federal Deposit Insurance Corporation ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2019.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral pursuant to borrowing arrangements, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of June 30, 2019 and December 31, 2018:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2019	December 31, 2018
On deposit with governmental authorities	$26,361	$25,855
Intercompany trusts held for the benefit of U.S. policyholders	186,674	209,028
Held in trust pursuant to third party requirements	115,528	98,417
Letter of credit held for third party requirements	1,458	2,317
Securities held as collateral for borrowing arrangements (1)	82,822	83,214
Total	$412,843	$418,831

(1)	Amount required to collateralize margin borrowing facility.

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $15.5 million and $17.9 million as of June 30, 2019 and December 31, 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $29.8 million and $32.1 million at June 30, 2019 and December 31, 2018, respectively.  The fair value of a second VIE that also invests in distressed securities and assets was $35.9 million and $32.9 million at June 30, 2019 and December 31, 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $52.9 million and $53.4 million at June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)		June 30, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(10,898)	$200,000	$(4,062)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2019  and 2018:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2019	2018	2019	2018
Interest rate swap agreements	Net realized investment gains (losses)	$(4,666)	$1,497	$(7,233)	$5,648

As of June 30, 2019 and December 31, 2018, the Company is due $2.6 million for funds it needed to post to execute the swap transaction and $11.4 million and $3.7 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY LIMITED

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$180,102	$—	$—	$180,102
Obligations of states and political subdivisions	—	40,903	—	40,903
Mortgage-backed securities	—	185,754	—	185,754
Commercial mortgage-backed securities	—	243,409	—	243,409
Asset-backed securities	—	176,944	—	176,944
Corporate bonds	—	273,277	—	273,277
Foreign corporate bonds	—	95,887	—	95,887
Total fixed maturities	180,102	1,016,174	—	1,196,276
Equity securities	262,029	—	—	262,029
Total assets measured at fair value (1)	$442,131	$1,016,174	$—	$1,458,305
Liabilities:
Derivative instruments	$—	$10,898	$—	$10,898
Total liabilities measured at fair value	$—	$10,898	$—	$10,898

(1)	Excluded from the table above are limited partnerships of $51.5 million at June 30, 2019 whose fair value is based on net asset value as a practical expedient.

	Fair Value Measurements
As of December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$78,855	$—	$—	$78,855
Obligations of states and political subdivisions	—	95,613	—	95,613
Mortgage-backed securities	—	117,854	—	117,854
Commercial mortgage-backed securities	—	202,722	—	202,722
Asset-backed securities	—	183,754	—	183,754
Corporate bonds	—	440,855	—	440,855
Foreign corporate bonds	—	115,502	—	115,502
Total fixed maturities	78,855	1,156,300	—	1,235,155
Common stock	124,747	—	—	124,747
Total assets measured at fair value (1)	$203,602	$1,156,300	$—	$1,359,902
Liabilities:
Derivative instruments	$—	$4,062	$—	$4,062
Total liabilities measured at fair value	$—	$4,062	$—	$4,062

(1)	Excluded from the table above are limited partnerships of $50.8 million at December 31, 2018 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$69,227	$69,227	$65,818	$65,818
7.75% Subordinated Notes due 2045 (1)	96,803	99,963	96,742	92,261
7.875% Subordinated Notes due 2047 (2)	126,076	130,964	126,005	120,597
Total	$292,106	$300,154	$288,565	$278,676

(1)

As of June 30, 2019 and December 31, 2018, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.2 million and $3.3 million, respectively.

(2)

As of June 30, 2019 and December 31, 2018, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.9 million and $4.0 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended June 30, 2019 and 2018.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient.  The following table provides the fair value and future funding commitments related to these investments at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	15,544	14,214	17,893	14,214
Distressed Debt Fund, LP (3)	35,928	17,000	32,860	20,500
Total	$51,472	$31,214	$50,753	$34,714

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The

GLOBAL INDEMNITY LIMITED

investment income or loss associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $3.8 million and $1.2 million for the quarters ended June 30, 2019 and 2018, respectively, and $0.1 million and $3.6 million during the six months ended June 30, 2019 and 2018, respectively.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships whose fair value is based on net asset values as a practical expedient.  Two primary vendors are utilized to provide prices for equity and fixed maturity securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity security prices are received from all primary and secondary exchanges.
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

During the quarters and six months ended June 30, 2019 and 2018, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Income Taxes

As of June 30, 2019, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 1.0% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the

GLOBAL INDEMNITY LIMITED

Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and six months ended June 30, 2019 and 2018 were as follows:

Quarter Ended June 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$32,059	$147,262	$—	$179,321
Net premiums written	$32,059	$127,010	$—	$159,069
Net premiums earned	$18,579	$109,622	$—	$128,201
Net investment income	10,672	9,956	(6,802)	13,826
Net realized investment gains	2,285	1,305	—	3,590
Other income (loss)	(38)	560	—	522
Total revenues	31,498	121,443	(6,802)	146,139
Losses and Expenses:
Net losses and loss adjustment expenses	11,468	58,607	—	70,075
Acquisition costs and other underwriting expenses	5,360	45,174	—	50,534
Corporate and other operating expenses	1,779	2,860	—	4,639
Interest expense	355	11,489	(6,802)	5,042
Income before income taxes	$12,536	$3,313	$—	$15,849

Quarter Ended June 30, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$20,300	$138,517	$—	$158,817
Net premiums written	$20,300	$116,154	$—	$136,454
Net premiums earned	$37,111	$76,806	$—	$113,917
Net investment income	12,293	7,036	(8,375)	10,954
Net realized investment gains (losses)	(159)	2,989	—	2,830
Other income (loss)	(147)	471	—	324
Total revenues	49,098	87,302	(8,375)	128,025
Losses and Expenses:
Net losses and loss adjustment expenses	12,768	46,093	—	58,861
Acquisition costs and other underwriting expenses	16,147	31,366	—	47,513
Corporate and other operating expenses	4,915	6,003	—	10,918
Interest expense	1,552	11,763	(8,375)	4,940
Income (loss) before income taxes	$13,716	$(7,923)	$—	$5,793

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$49,608	$271,914	$—	$321,522
Net premiums written	$49,601	$232,884	$—	$282,485
Net premiums earned	$33,286	$217,004	$—	$250,290
Net investment income	15,042	13,092	(7,089)	21,045
Net realized investment gains	1,393	12,587	—	13,980
Other income	(23)	1,033	—	1,010
Total revenues	49,698	243,716	(7,089)	286,325
Losses and Expenses:
Net losses and loss adjustment expenses	16,448	111,948	—	128,396
Acquisition costs and other underwriting expenses	10,355	89,922	—	100,277
Corporate and other operating expenses	3,306	4,538	—	7,844
Interest expense	708	16,446	(7,089)	10,065
Income before income taxes	$18,881	$20,862	$—	$39,743

Six Months Ended June 30, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$30,615	$252,449	$—	$283,064
Net premiums written	$30,614	$213,710	$—	$244,324
Net premiums earned	$85,133	$136,786	$—	$221,919
Net investment income	27,514	14,224	(19,380)	22,358
Net realized investment gains (losses)	(164)	2,678	—	2,514
Other income (loss)	(97)	975	—	878
Total revenues	112,386	154,663	(19,380)	247,669
Losses and Expenses:
Net losses and loss adjustment expenses	33,333	81,600	—	114,933
Acquisition costs and other underwriting expenses	37,287	55,229	—	92,516
Corporate and other operating expenses	9,313	10,865	—	20,178
Interest expense	6,393	22,788	(19,380)	9,801
Income (loss) before income taxes	$26,060	$(15,819)	$—	$10,241

The following table summarizes the components of income tax benefit:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Current income tax expense (benefit):
Foreign	$(64)	$85	$(18)	$264
U.S. Federal	—	166	—	732
Total current income tax expense (benefit)	(64)	251	(18)	996
Deferred income tax expense (benefit):
U.S. Federal	1,250	(1,650)	5,498	(3,648)
Total deferred income tax expense (benefit)	1,250	(1,650)	5,498	(3,648)
Total income tax expense (benefit)	$1,186	$(1,399)	$5,480	$(2,652)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY LIMITED

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2019		2018
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$649	4.1%	$(1,497)	(25.8%)
Adjustments:
Tax exempt interest	—	—	(4)	(0.1)
Dividend exclusion	(146)	(0.9%)	(70)	(1.2)
Base Erosion Anti-Abuse Tax	—	—	165	2.9
Non-deductible interest	688	4.3%	—	—
Other	(5)	(0.0%)	7	0.1
Effective income tax expense (benefit)	$1,186	7.5%	$(1,399)	(24.1%)

The effective income tax expense rate for the quarter ended June 30, 2019 was 7.5%, compared with an effective income tax benefit rate of 24.1% for the quarter ended June 30, 2018. The increase in the effective income tax expense rate in the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 is due to higher pretax income in the U.S. in 2019.

	Six Months Ended June 30,
	2019		2018
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$4,381	11.0%	$(3,033)	(29.6%)
Adjustments:
Tax exempt interest	(1)	(0.0%)	(5)	—
Dividend exclusion	(223)	(0.6%)	(135)	(1.3)
Base Erosion Anti-Abuse Tax	—	—	731	7.1
Non-deductible interest	1,368	3.4%	—	—
Other	(45)	(0.1%)	(210)	(2.1)
Effective income tax expense (benefit)	$5,480	13.8%	$(2,652)	(25.9%)

The effective income tax expense rate for the six months ended June 30, 2019 was 13.8%, compared with an effective income tax benefit rate of 25.9% for the six months ended June 30, 2018. The increase in the effective income tax expense rate in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to higher pretax income in the U.S. in 2019.

The Company has a net operating loss (“NOL”) carryforward of $24.6 million as of June 30, 2019, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2018 was $29.5 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $11.1 million as of June 30, 2019 and December 31, 2018, which can be carried forward indefinitely. The 163(j) carryforward is for disqualified interest paid or accrued to a related entity that is not subject to U.S. tax.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017.  The Tax Cuts and Jobs Act repealed the corporate AMT.  The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021.

GLOBAL INDEMNITY LIMITED

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$645,959	$615,125	$680,031	$634,664
Less: Ceded reinsurance receivables	97,065	92,314	109,342	97,243
Net balance at beginning of period	548,894	522,811	570,689	537,421
Incurred losses and loss adjustment expenses related to:
Current year	78,238	68,448	144,489	130,447
Prior years	(8,163)	(9,587)	(16,093)	(15,514)
Total incurred losses and loss adjustment expenses	70,075	58,861	128,396	114,933
Paid losses and loss adjustment expenses related to:
Current year	37,176	33,120	55,516	50,574
Prior years	32,854	26,279	94,630	79,507
Total paid losses and loss adjustment expenses	70,030	59,399	150,146	130,081
Net balance at end of period	548,939	522,273	548,939	522,273
Plus: Ceded reinsurance receivables	59,834	91,397	59,834	91,397
Balance at end of period	$608,773	$613,670	$608,773	$613,670

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2019, the Company reduced its prior accident year loss reserves by $8.2 million, which consisted of a $0.2 million decrease related to Commercial Specialty, $10.1 million decrease related to Specialty Property, $0.8 million decrease related to Farm, Ranch, & Stable, and a $3.0 million increase related to Reinsurance Operations.

The $0.2 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•	Professional: A $1.1 million decrease primarily in the 2009 and 2010 accident years reflects lower than expected claims severity.
•	General Liability: A $1.0 million increase in the reinsurance recoverable allowance was recognized based on a review of expected ceded recoverables by reinsurer.

The $10.1 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

General Liability:  A $0.2 million decrease primarily due to lower than anticipated claims severity mostly in the 2014 and 2017 accident years, partially offset by an increase in the 2010 accident year.

•

Property: A $10.0 million reduction recognizes an $8.3 million decrease in catastrophes for subrogation recoveries from the California Camp wildfire loss in the 2018 accident year.  The company sold these subrogation rights to a third party.  The remaining $1.7 million decrease was primarily in the 2016 through 2018 accident years mainly due to lower than expected claims severity.

The $0.8 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•

Property:  A $0.7 million decrease in total reflects a $0.2 million decrease in the 2018 accident year for the aforementioned subrogation recoveries from the Camp wildfire and a $0.5 million decrease mainly in the 2017 and 2018 accident years due to lower than expected claims severity.

The $3.0 million increase in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

GLOBAL INDEMNITY LIMITED

•

Property:  A $3.2 million increase reflects a $6.5 million increase for Typhoon Jebi in the 2018 accident year and an increase in the 2013 accident year, partially offset by decreases in the 2010 through 2012, 2014 and 2015 accident years.

•	Professional: A $0.3 million decrease primarily in the 2008 and 2010 accident years based on a review of the experience reported from the cedants.

During the second quarter of 2018, the Company reduced its prior accident year loss reserves by $9.6 million, which consisted of a $5.2 million decrease related to Commercial Specialty, a $2.5 million decrease related to Specialty Property, a $0.4 million increase related to Farm, Ranch, & Stable, and a $2.3 million decrease related to Reinsurance Operations.

The $5.2 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

 The $2.5 million decrease of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $2.7 million reduction primarily due to lower than anticipated claims severity in the 2014 through 2017 accident years.

•

General Liability: A $0.2 million increase was recognized primarily in the 2014, 2015 and 2017 accident year reflecting higher than expected claims severity, partially offset by a decrease in the 2016 accident year.

The $0.4 million increase of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $0.9 million increase mainly recognizes higher than expected claims severity in the 2017 accident year, partially offset by decreases in the 2015 and 2016 accident years.

•	Liability: A $0.5 million decrease primarily in the 2012, 2014 and 2016 accident years recognizes lower than anticipated claims severity, partially offset by an increase in the 2007 accident year.

The $2.3 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2011 through 2016 partially offset by increases in the 2017 accident year.  The accident year changes were based on a review of the experience reported from cedants.

During the first six months of 2019, the Company reduced its prior accident year loss reserves by $16.1 million, which consisted of a $6.9 million decrease related to Commercial Specialty, $9.2 million decrease related to Specialty Property, $2.8 million decrease related to Farm, Ranch, & Stable, and a $2.9 million increase related to Reinsurance Operations.

GLOBAL INDEMNITY LIMITED

The $6.9 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $4.1 million reduction in aggregate with $0.5 million of favorable development in the construction defect reserve category, $4.6 million of favorable development in the other general liability reserve categories, and $1.0 million increase in the reinsurance recoverable allowance.  The decreases in the construction defect reserve category recognize lower than expected claims frequency and severity in the 2005 through 2009 and 2011 through 2018 accident years, partially offset by an increase in the 2010 accident year.  For the other general liability reserve categories, lower than anticipated claims severity was the primary driver of the favorable development mainly in accident years 2001, 2005 through 2010, 2012 through 2014, 2016 and 2017, partially offset by increases in the 2011 and 2015 accident years. The increase in the reinsurance recoverable allowance was based on a review of expected ceded recoverables by reinsurer.

•	Commercial Auto Liability: A $0.8 million decrease in total, primarily in the 2010, 2012 and 2013 accident years. The decreases recognize lower than anticipated claims severity.
•

Property:  A $0.9 million decrease in aggregate mainly recognizes lower than anticipated claims severity primarily in the 2012 through 2017 accident years, partially offset by increases in the 2010 and 2018 accident years.

•	Professional: A $1.0 million decrease primarily in the 2009 and 2010 accident years reflects lower than expected claims severity.

The $9.2 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

Property: A $9.2 million reduction recognizes an $8.3 million decrease in catastrophes for subrogation recoveries from the California Camp wildfire loss in the 2018 accident year.  The company sold these subrogation rights to a third party.  Other decreases were primarily in the 2016 and 2017 accident years mainly due to lower than expected claims severity, partially offset by an increase in the 2018 accident year which had higher than anticipated claims severity.

The $2.8 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Liability: A $1.7 million decrease in total, due to lower than expected claims severity in the 2016 and 2017 accident years, partially offset by increases in the 2013 accident year.

•

Property:  $1.1 million decrease in total is comprised of a $0.2 million decrease in the 2018 accident year for the noted subrogation recoveries from the Camp wildfire and $0.9 million decrease mainly in the 2017 and 2018 accident years primarily due to lower than expected claims severity.

The $2.9 million increase in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Property:  A $3.1 million increase in total reflects an $8.1 million increase in the 2018 accident year with $6.5 million of the increase for Typhoon Jebi.  The increases were partially offset by decreases in the 2010 through 2017 accident years.

•	Professional: A $0.3 million decrease primarily in the 2008 and 2010 accident years based on a review of the experience reported from the cedants.

During the first six months of 2018, the Company reduced its prior accident year loss reserves by $15.5 million, which consisted of a $7.9 million decrease related to Commercial Specialty, $1.7 million decrease related to Specialty Property, $1.4 million decrease related to Farm, Ranch, & Stable, and a $4.5 million decrease related to Reinsurance Operations.

The $7.9 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:   A $3.4 million reduction in reserve categories excluding construction defect.  Lower than expected claims severity was the primary driver of the favorable development, mainly in the 2002 through 2004, 2006 through 2010, 2012 through 2014, and 2016 accident years which was partially offset by increases in the 2005,

GLOBAL INDEMNITY LIMITED

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

The $1.7 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $1.7 million reduction primarily due to lower than anticipated claims severity in the 2014 through 2017 accident years.

The $1.4 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $1.0 million reduction in total primarily reflects lower than expected severity mainly in the 2015 and 2016 accident years, partially offset by an increase in the 2017 accident year.

•

Liability:  A $0.4 million reduction in total mainly is from decreases in the 2012, 2014, 2016 and 2017 accident years primarily from lower than expected claims severity, partially offset by increases in the 2007 and 2015 accident years.

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

GLOBAL INDEMNITY LIMITED

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

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 5 months to 11 years.  Some building leases have options to extend, terminate, or retract the leased area.  The Company did not factor in term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

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

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

(Dollars in thousands)	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$822	$1,641
Short-term lease expense	2	5
Total lease expense	$824	$1,646

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows from operating leases	$1,188
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14,596

GLOBAL INDEMNITY LIMITED

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	June 30, 2019
Assets:
Operating lease assets	Other assets	$24,143

Liabilities:
Operating lease liabilities	Other liabilities	$24,571

Weighted-average remaining lease term
Operating leases		10.1 years

Weighted-average discount rate
Operating leases (1)		2.7%

(1)	Represents the Company’s incremental borrowing rate

At June 30, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2019 (1)	$1,345
2020	1,942
2021	2,779
2022	2,659
2023	2,702
Thereafter	16,887
Total future minimum lease payments	$28,314
Less: amount representing interest	3,743
Present value of minimum lease payments	$24,571

(1)Excludes the six months ended June 30, 2019

8.	Shareholders’ Equity

There were no A ordinary shares that were surrendered or repurchased during the quarters ended June 30, 2019 and 2018.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the six months ended June 30, 2019:

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

There were no B ordinary shares that were surrendered or repurchased during the quarters and six months ended June 30, 2019 or 2018.

As of June 30, 2019, the Company’s A ordinary shares were held by approximately 232 shareholders of record.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends

Dividend payments of $0.25 per ordinary share per quarter were paid as follows for the six months ended June 30, 2019:

Approval Date	Record Date	Payment Date	Total Dividends Paid ($ in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
Various (1)	Various	Various	79
Total			$7,125
(1)	Represents dividends paid upon vesting of shares.

Dividend payments of $0.25 per ordinary share per quarter were paid as follows for the six months ended June 30, 2018:

Approval Date	Record Date	Payment Date	Total Dividends Paid ($ in thousands)
March 4, 2018	March 21, 2018	March 29, 2018	$3,499
June 3, 2018	June 22, 2018	June 29, 2018	3,502
Total			$7,001

As of June 30, 2019 and December 31, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.2 million.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s dividend program.

9.	Related Party Transactions

Fox Paine

Pursuant to the Company’s Memorandum and Articles of Association, amended and restated as of November 4, 2016, the “Fox Paine Funds” (collectively, U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International, L.P.) have the right to appoint a number of directors equal in aggregate to the Fox Paine Entities’ percentage beneficial

GLOBAL INDEMNITY LIMITED

ownership of voting shares of Global Indemnity for so long as the Fox Paine Entities beneficially own shares representing an aggregate of 25% or more of the voting power in Global Indemnity. The Fox Paine Funds and “FM Entities” (Fox Mercury Investments, L.P. and certain of its affiliates) (the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC, collectively referred to as the “Fox Paine Entities”) beneficially own shares representing approximately 80% and 2%, respectively, of the voting power of Global Indemnity as of June 30, 2019, and the Fox Paine Funds have the right to appoint seven of our eight current directors.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  The Company incurred management fees of $0.5 million during each of the quarters ended June 30, 2019 and 2018 and $1.0 million during each of the six months ended June 30, 2019 and 2018 as part of the annual management fee paid to Fox Paine & Company, LLC. As of June 30, 2019 and December 31, 2018, prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.3 million and $1.4 million, respectively.

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

Fox Paine & Company, LLC acted as financial advisor to the Company's affiliated group in connection with the design, structuring and implementation of the Reorganization.  Fox Paine & Company, LLC’s services for the Company’s affiliated group in connection with the Reorganization were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million, which was paid in June 2018.  Of this amount, $6.25 million was incurred in the quarter ended June 30, 2018 and $12.5 million was incurred during the six months ended June 30, 2018.  No advisory fees in connection with the Reorganization were incurred during the quarter and six months ended June 30, 2019.   As with each of the Company's transactions with Fox Paine & Company, LLC, this transaction was reviewed and approved by the Company's Audit Committee and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Audit Committee and recused himself from the Board of Directors’ deliberations), and, in connection with its review and approval of this transaction, the Audit Committee also engaged its own investment banking firm for advice.

Illiquid Investment Fund Divestiture Fee

On December 21, 2018, GIGI exited an investment in a private credit fund pursuant to a sale of GIGI’s investment to third parties at par plus accrued interest. Fox Paine & Company, LLC provided services to GIGI in connection with the sale, including conducting due diligence to evaluate the private fund, recommending that GIGI withdraw from the private fund, and conducting extended negotiations with the private fund to secure GIGI’s withdrawal from the private fund on favorable terms. Fox Paine & Company, LLC’s services for GIGI in connection with the sale were performed during the second, third, and fourth quarters of 2018. The total fee for these services was $2 million which was paid in May 2019.

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

GLOBAL INDEMNITY LIMITED

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of June 30, 2019, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of June 30, 2019, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.

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

No stock options were awarded during the quarters ended June 30, 2019 and 2018 or the six months ended June 30, 2019.  Other than the Tranche 3 Options granted to Ms. Valko, no additional stock options were awarded during the six months ended June 30, 2018. No unvested stock options were forfeited during the quarters and six months ended June 30, 2019 or 2018.

GLOBAL INDEMNITY LIMITED

Restricted Shares / Restricted Stock Units

During the quarter ended June 30, 2019, the Company granted 175,498 restricted stock units, with a weighted average grant date value of $30.18 per unit, to key employees under the Plan. These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

There were no restricted shares or restricted stock units that were granted during the quarter ended June 30, 2018.

During the six months ended June 30, 2019, the Company granted 36,180 restricted A ordinary shares, with a weighted average grant date value of $35.82 per share, to key employees under the Plan.   9,063 of these shares vested immediately.  27,117 of these shares will vest as follows:

•	16.5%, 16.5%, and 17.0% of the restricted stock will vest on January 1, 2020, January 1, 2021, and January 1, 2022, respectively.
•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2022, following a re-measurement of 2018 results as of December 31, 2021.

In addition, the Company granted 175,498 restricted stock units with a weighted average grant date value of $30.18 per unit, to key employees under the Plan.  These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

During the six months ended June 30, 2018, the Company granted 38,778 restricted A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.  11,843 of these shares vested immediately. The remainder will vest as follows:

•	16.5% vested on January 1, 2019. 16.5% and 17.0% of the restricted stock will vest on January 1, 2020 and January 1, 2021, respectively.
•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

There were no restricted stock units that were granted during the six months ended June 20, 2018.

During the quarters ended June 30, 2019 and 2018, the Company granted 15,544 and 7,792 A ordinary shares, respectively, at a weighted average grant date value of $30.96 and $38.98 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2019 and 2018, the Company granted 31,386 and 16,934 A ordinary shares, respectively, at a weighted average grant date value of $30.67 and $36.57 per share, respectively, to non-employee directors of the Company under the Plan.  All of the shares granted to non-employee directors of the Company in 2019 and 2018 were fully vested but are subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

GLOBAL INDEMNITY LIMITED

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Net income	$14,663	$7,192	$34,263	$12,893
Basic earnings per share:
Weighted average shares outstanding – basic	14,187,276	14,092,397	14,170,689	14,073,813
Net income per share	$1.03	$0.51	$2.42	$0.92
Diluted earnings per share:
Weighted average shares outstanding – diluted	14,331,286	14,334,600	14,324,614	14,308,264
Net income per share	$1.02	$0.50	$2.39	$0.90

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares for basic earnings per share	14,187,276	14,092,397	14,170,689	14,073,813
Non-vested restricted stock	21,293	76,775	17,783	70,244
Non-vested restricted stock units	117	-	949	-
Options	122,600	165,428	135,193	164,207
Weighted average shares for diluted earnings per share	14,331,286	14,334,600	14,324,614	14,308,264

The weighted average shares outstanding used to determine dilutive earnings per share does not include 500,000 shares and 600,000 shares for the quarters ended June 30, 2019 and 2018, respectively, and 500,000 shares and 600,000 shares for the six months ended June 30, 2019 and 2018, respectively, which were deemed to be anti-dilutive.

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

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company will report Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter ended June 30, 2018 have been revised to reflect these changes.

GLOBAL INDEMNITY LIMITED

The following are tabulations of business segment information for the quarters and six months ended June 30, 2019 and 2018:

Quarter Ended June 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$77,079		$46,486	(4)	$23,697		$32,059		$179,321
Net premiums written	$67,107		$39,828		$20,075		$32,059		$159,069
Net premiums earned	$56,705		$35,567		$17,350		$18,579		$128,201
Other income	—		498		32		(8)		522
Total revenues	56,705		36,065		17,382		18,571		128,723
Losses and Expenses:
Net losses and loss adjustment expenses	32,691		11,111		13,126		13,147		70,075
Acquisition costs and other underwriting expenses	22,890		14,939		7,345		5,360		50,534
Income (loss) from segments	$1,124		$10,015		$(3,089)		$64		$8,114
Unallocated Items:
Net investment income									13,826
Net realized investment gain									3,590
Corporate and other operating expenses									(4,639)
Interest expense									(5,042)
Income before income taxes									15,849
Income tax expense									(1,186)
Net income									14,663
Total assets	$869,221		$319,220		$171,887		$655,144	(3)	$2,015,472

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(4)	Includes ($39) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended June 30, 2018 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$69,973		$47,030	(7)	$21,515		$20,299		$158,817
Net premiums written	$61,350		$36,509		$18,298		$20,297		$136,454
Net premiums earned	$52,252		$33,409		$16,471		$11,785		$113,917
Other income	—		440		32		(148)		324
Total revenues	52,252		33,849		16,503		11,637		114,241
Losses and Expenses:
Net losses and loss adjustment expenses	25,095		17,903		12,106		3,757		58,861
Acquisition costs and other underwriting expenses	21,051	(3)	14,813	(4)	7,414	(5)	4,235		47,513
Income (loss) from segments	$6,106		$1,133		$(3,017)		$3,645		$7,867
Unallocated Items:
Net investment income									10,954
Net realized investment losses									2,830
Corporate and other operating expenses									(10,918)
Interest expense									(4,940)
Income before income taxes									5,793
Income tax benefit									1,399
Net income									7,192

Total assets	$896,698		$340,478		$183,335		$561,308	(6)	$1,981,819

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $116 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $93 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $44 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(7)	Includes ($989) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$141,292		$86,160	(4)	$44,462		$49,608		$321,522
Net premiums written	$122,277		$73,040		$37,567		$49,601		$282,485
Net premiums earned	$112,346		$70,186		$34,472		$33,286		$250,290
Other income (loss)	—		941		62		7		1,010
Total revenues	112,346		71,127		34,534		33,293		251,300
Losses and Expenses:
Net losses and loss adjustment expenses	54,342		31,614		21,264		21,176		128,396
Acquisition costs and other underwriting expenses	45,702		29,592		14,627		10,356		100,277
Income (loss) from segments	$12,302		$9,921		$(1,357)		$1,761		$22,627
Unallocated Items:
Net investment income									21,045
Net realized investment gain									13,980
Corporate and other operating expenses									(7,844)
Interest expense									(10,065)
Income before income taxes									39,743
Income tax benefit									(5,480)
Net income									34,263

Total assets	$869,221		$319,220		$171,887		$655,144	(3)	$2,015,472

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(4)	Includes ($177) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2018 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$123,746		$88,374	(7)	$40,336		$30,608		$283,064
Net premiums written	$109,656		$69,519		$34,543		$30,606		$244,324
Net premiums earned	$99,614		$67,396		$33,096		$21,813		$221,919
Other income	—		886		89		(97)		878
Total revenues	99,614		68,282		33,185		21,716		222,797
Losses and Expenses:
Net losses and loss adjustment expenses	50,124		39,089		18,541		7,179		114,933
Acquisition costs and other underwriting expenses	40,256	(3)	29,767	(4)	14,639	(5)	7,854		92,516
Income (loss) from segments	$9,234		$(574)		$5		$6,683		$15,348
Unallocated Items:
Net investment income									22,358
Net realized investment losses									2,514
Corporate and other operating expenses									(20,178)
Interest expense									(9,801)
Income before income taxes									10,241
Income tax benefit									2,652
Net income									12,893

Total assets	$896,698		$340,478		$183,335		$561,308	(6)	$1,981,819

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $290 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $234 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $109 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(7)	Includes ($1,856) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.
14.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at June 30, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters and six months ended June 30, 2019 and 2018, and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018.  Global Indemnity Group, Inc. (“GIGI”) is a 100% owned subsidiary of the Company.  See Note 11 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for information on the Company’s debt obligations.

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$51,114	$262,387	$1,196,276	$-	$1,509,777
Cash and cash equivalents	132	353	55,730	-	56,215
Investments in subsidiaries	1,178,510	329,022	15,022	(1,522,554)	—
Due from subsidiaries and affiliates	(256)	(5,204)	5,460	-	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	4,445	17,258	(21,703)	—
Premiums receivable, net	—	—	120,649	—	120,649
Reinsurance receivables, net	—	—	66,398	—	66,398
Funds held by ceding insurers	—	—	41,588	—	41,588
Federal income taxes receivable	—	13,621	(2,487)	—	11,134
Deferred federal income taxes	—	38,848	(1,423)	—	37,425
Deferred acquisition costs	—	—	69,047	—	69,047
Intangible assets	—	—	21,755	—	21,755
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	19,244	—	19,244
Receivable for securities sold	—	—	-	—	—
Other assets	7,731	10,778	44,331	(7,121)	55,719
Total assets	$1,237,231	$734,299	$2,523,177	$(2,479,235)	$2,015,472

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$-	$—	$608,773	$—	$608,773
Unearned premiums	-	—	312,758	—	312,758
Ceded balances payable	-	—	17,459	—	17,459
Payable for securities purchased	-	423	9,426	—	9,849
Contingent commissions	-	—	8,103	—	8,103
Debt	-	299,227	—	(7,121)	292,106
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,918	—	1,785	(21,703)	—
Other liabilities	2,303	17,317	52,292	—	71,912
Total liabilities	542,719	719,277	1,015,645	(956,681)	1,320,960

Shareholders’ equity
Total shareholders’ equity	694,512	15,022	1,507,532	(1,522,554)	694,512

Total liabilities and shareholders’ equity	$1,237,231	$734,299	$2,523,177	$(2,479,235)	$2,015,472

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$55,377	$233,479	$1,121,799	$—	$1,410,655
Cash and cash equivalents	2,221	26,039	71,237	—	99,497
Investments in subsidiaries	1,105,032	296,357	(19,922)	(1,381,467)	—
Due from subsidiaries and affiliates	584	(2,133)	1,549	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	3,869	17,425	(21,294)	—
Premiums receivable, net	—	—	87,679	—	87,679
Reinsurance receivables, net	—	—	114,418	—	114,418
Funds held by ceding insurers	—	—	49,206	—	49,206
Federal income taxes receivable	—	4,631	6,235	—	10,866
Deferred federal income taxes	—	44,481	4,108	—	48,589
Deferred acquisition costs	—	—	61,676	—	61,676
Intangible assets	—	—	22,020	—	22,020
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	20,594	—	20,594
Receivable for securities sold	—	—	15	—	15
Other assets	8,461	5,085	22,237	(7,253)	28,530
Total assets	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$680,031	$—	$680,031
Unearned premiums	—	—	281,912	—	281,912
Ceded balances payable	—	—	14,994	—	14,994
Contingent commissions	—	—	10,636	—	10,636
Debt	—	295,818	—	(7,253)	288,565
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,499	—	1,795	(21,294)	—
Other liabilities	2,619	13,651	38,799	—	55,069
Total liabilities	542,616	711,779	1,033,216	(956,404)	1,331,207

Shareholders’ equity
Total shareholders’ equity	629,059	(19,922)	1,401,389	(1,381,467)	629,059

Total liabilities and shareholders’ equity	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$128,201	$—	$128,201
Net investment income	729	5,020	8,366	(289)	13,826
Net realized investment gains (losses)	406	(582)	3,766	—	3,590
Other income	—	2	520	—	522
Total revenues	1,135	4,440	140,853	(289)	146,139
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	70,075	—	70,075
Acquisition costs and other underwriting expenses	—	—	50,534	—	50,534
Corporate and other operating expenses	1,657	2,681	301	—	4,639
Interest expense	277	4,961	93	(289)	5,042
Income (loss) before equity in net income of subsidiaries and income taxes	(799)	(3,202)	19,850	—	15,849
Equity in net income of subsidiaries	15,462	7,005	5,306	(27,773)	—
Income before income taxes	14,663	3,803	25,156	(27,773)	15,849
Income tax expense (benefit)	—	(1,503)	2,689	—	1,186
Net income	$14,663	$5,306	$22,467	$(27,773)	$14,663

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
Condensed Consolidating Statements of Operations for the Quarter Ended June 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$113,917	$—	$113,917
Net investment income	205	2,711	20,316	(12,278)	10,954
Net realized investment gains (losses)	(20)	3,066	(216)	-	2,830
Other income	-	14	310	-	324
Total revenues	185	5,791	134,327	(12,278)	128,025
Losses and Expenses:
Net losses and loss adjustment expenses	-	-	58,861	-	58,861
Acquisition costs and other underwriting expenses	-	-	47,513	-	47,513
Corporate and other operating expenses	4,719	5,927	272	-	10,918
Interest expense	5,379	11,718	121	(12,278)	4,940
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(9,913)	(11,854)	27,560	-	5,793
Equity in net income (loss) of subsidiaries	17,105	3,108	(6,428)	(13,785)	—
Income (loss) before income taxes	7,192	(8,746)	21,132	(13,785)	5,793
Income tax expense (benefit)	-	(2,312)	913	—	(1,399)
Net Income (loss)	$7,192	$(6,434)	$20,219	$(13,785)	$7,192

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$250,290	$—	$250,290
Net investment income	1,371	2,945	17,305	(576)	21,045
Net realized investment gains	399	11,494	2,087	—	13,980
Other income	—	30	980	—	1,010
Total revenues	1,770	14,469	270,662	(576)	286,325
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	128,396	—	128,396
Acquisition costs and other underwriting expenses	—	—	100,277	—	100,277
Corporate and other operating expenses	2,986	4,247	611	—	7,844
Interest expense	551	9,918	172	(576)	10,065
Income (loss) before equity in net income of subsidiaries and income taxes	(1,767)	304	41,206	—	39,743
Equity in net income of subsidiaries	36,030	14,898	15,365	(66,293)	—
Income before income taxes	34,263	15,202	56,571	(66,293)	39,743
Income tax expense (benefit)	—	(163)	5,643	—	5,480
Net income	$34,263	$15,365	$50,928	$(66,293)	$34,263

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$221,919	$—	$221,919
Net investment income	337	5,912	39,940	(23,831)	22,358
Net realized investment gains (losses)	(20)	2,846	(312)	—	2,514
Other income	—	12	866	—	878
Total revenues	317	8,770	262,413	(23,831)	247,669
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	114,933	—	114,933
Acquisition costs and other underwriting expenses	—	—	92,516	—	92,516
Corporate and other operating expenses	8,977	10,645	556	—	20,178
Interest expense	10,698	22,738	196	(23,831)	9,801
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(19,358)	(24,613)	54,212	—	10,241
Equity in net income (loss) of subsidiaries	32,251	10,765	(12,901)	(30,115)	—
Income (loss) before income taxes	12,893	(13,848)	41,311	(30,115)	10,241
Income tax benefit	—	(947)	(1,818)	113	(2,652)
Net income (loss)	$12,893	$(12,901)	$43,129	$(30,228)	$12,893

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$14,663	$5,306	$22,467	$(27,773)	$14,663

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	221	(480)	18,936	-	18,677
Equity in other comprehensive income of unconsolidated subsidiaries	15,220	9,165	8,526	(32,911)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(1)	—	(1)
Reclassification adjustment for gains included in net income	(568)	(159)	(3,013)	-	(3,740)
Unrealized foreign currency translation gains	—	—	(63)	—	(63)
Other comprehensive income, net of tax	14,873	8,526	24,385	(32,911)	14,873

Comprehensive income, net of tax	$29,536	$13,832	$46,852	$(60,684)	$29,536

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended June 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$7,192	$(6,434)	$20,219	$(13,785)	$7,192

Other comprehensive loss, net of tax:
Unrealized holding losses	(23)	(475)	(5,322)	—	(5,820)
Equity in other comprehensive loss of unconsolidated subsidiaries	(5,941)	(2,517)	(2,600)	11,058	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	(7)	—	(7)
Reclassification adjustment for (gains) losses included in net income (loss)	20	392	199	—	611
Unrealized foreign currency translation losses	—	—	(728)	—	(728)
Other comprehensive loss, net of tax	(5,944)	(2,600)	(8,458)	11,058	(5,944)

Comprehensive income (loss), net of tax	$1,248	$(9,034)	$11,761	$(2,727)	$1,248

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$34,263	$15,365	$50,928	$(66,293)	$34,263

Other comprehensive income, net of tax:	—	—	—	—
Unrealized holding gains	880	1,567	37,015	—	39,462
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	37,454	19,490	21,300	(78,244)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(2)	—	(2)
Reclassification adjustment for (gains) losses included in net income	(561)	243	(1,500)	—	(1,818)
Unrealized foreign currency translation gains	—	—	131	—	131
Other comprehensive income, net of tax	37,773	21,300	56,944	(78,244)	37,773

Comprehensive income, net of tax	$72,036	$36,665	$107,872	$(144,537)	$72,036

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$12,893	$(12,901)	$43,129	$(30,228)	$12,893

Other comprehensive loss, net of tax:
Unrealized holding losses	(147)	(2,085)	(18,776)	—	(21,008)
Equity in other comprehensive loss of unconsolidated subsidiaries	(21,303)	(9,030)	(10,726)	41,059	—
Portion of other-than-temporary impairment losses recognized in other comprehensive losses	—	—	(8)	—	(8)
Reclassification adjustment for losses included in net income (loss)	20	389	277	—	686
Unrealized foreign currency translation gains	—	—	(1,100)	—	(1,100)
Other comprehensive loss, net of tax	(21,430)	(10,726)	(30,333)	41,059	(21,430)

Comprehensive income (loss), net of tax	$(8,537)	$(23,627)	$12,796	$10,831	$(8,537)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$1,521	$(14,207)	$9,551	$(3,135)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	101,584	419,552	569,529
Proceeds from sale of equity securities	3,600	163,428	—	167,028
Proceeds from maturity of fixed maturities	—	—	95,994	95,994
Proceeds from other invested assets	2,349	—	—	2,349
Amounts paid in connection with derivatives	—	(8,022)	—	(8,022)
Purchases of fixed maturities	(10,548)	(22,726)	(540,604)	(573,878)
Purchases of equity securities	(39,332)	(245,652)	—	(284,984)
Purchases of other invested assets	—	(3,500)	—	(3,500)
Net cash provided by (used for) investing activities	4,462	(14,888)	(25,058)	(35,484)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	3,409	—	3,409
Dividends paid to shareholders	(7,125)	—	—	(7,125)
Purchase of A ordinary shares	(947)	—	—	(947)
Net cash provided by (used for) financing activities	(8,072)	3,409	—	(4,663)

Net change in cash and cash equivalents	(2,089)	(25,686)	(15,507)	(43,282)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$132	$353	$55,730	$56,215

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at June 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(16,120)	$9,869	$65,211	$58,960

Cash flows from investing activities:
Proceeds from sale of fixed maturities	15,284	24,077	75,095	114,456
Proceeds from sale of equity securities	—	17,461	—	17,461
Proceeds from maturity of fixed maturities	5,431	7,600	20,010	33,041
Proceeds from other invested assets	—	(1,322)	6,193	4,871
Amounts received in connection with derivatives	—	6,602	—	6,602
Purchases of fixed maturities	(25,485)	(31,659)	(157,793)	(214,937)
Purchases of equity securities	—	(17,330)	—	(17,330)
Purchases of other invested assets	—	(10,550)	—	(10,550)
Acquisition of business	—	(3,515)	—	(3,515)
Net cash provided by (used for) investing activities	(4,770)	(8,636)	(56,495)	(69,901)

Cash flows from financing activities:
Net repayments under margin borrowing facility	—	(7,521)	—	(7,521)
Proceeds / (issuance) of notes to affiliates	230,000	(230,000)	—	—
Debt restructuring	(230,000)	230,000	—	—
Dividends paid to shareholders	(7,001)	—	—	(7,001)
Dividends from subsidiaries	20,000	—	(20,000)	—
Purchase of A ordinary shares	(1,813)	—	—	(1,813)
Net cash provided by (used for) financing activities	11,186	(7,521)	(20,000)	(16,335)

Net change in cash and cash equivalents	(9,704)	(6,288)	(11,284)	(27,276)
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414
Cash and cash equivalents at end of period	$1,385	$1,461	$44,292	$47,138

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
15.	New Accounting Pronouncements

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

In April, 2019, the FASB issued new accounting guidance that affected a wide variety of topics in the Codification. The amendments in this update represent changes to clarify certain aspects in the Codification as it relates to Topic 326, Financial Instruments, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update are meant to make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarification.  Some of the amendments in this guidance are effective immediately with the remainder effective for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

Recently Issued Accounting Guidance Not Yet Adopted

In May, 2019, the FASB issued new accounting guidance which provides optional targeted transition relief related to the measurement of credit losses on financial instruments.  Under the new guidance, companies will have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.  Election of the fair value option would be applied on an instrument by instrument basis for eligible instruments.  This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company does not expect the new guidance to have a material impact on its financial condition, results of operation, or cash flows.

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

Recent Developments

During the first and second quarter in 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019 and June 21, 2019.  Dividends paid were $7.1 million during the six months ended June 30, 2019.

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

Global Indemnity Reinsurance signed a new casualty treaty which contributed $7.5 million and $11.8 million of gross premiums written during the quarter and six months ended June 30, 2019, respectively.

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 125 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 90 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

The Company’s Farm, Ranch, & Stable segment, via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry on an admitted basis.  These insurance products are sold through a group of approximately 195 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

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

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change

Gross premiums written	$179,321	$158,817	12.9%	$321,522	$283,064	13.6%

Net premiums written	$159,069	$136,454	16.6%	$282,485	$244,324	15.6%

Net premiums earned	$128,201	$113,917	12.5%	$250,290	$221,919	12.8%
Other income	522	324	61.1%	1,010	878	15.0%
Total revenues	128,723	114,241	12.7%	251,300	222,797	12.8%

Losses and expenses:
Net losses and loss adjustment expenses	70,075	58,861	19.1%	128,396	114,933	11.7%
Acquisition costs and other underwriting expenses	50,534	47,513	6.4%	100,277	92,516	8.4%
Underwriting income	8,114	7,867	3.1%	22,627	15,348	47.4%

Net investment income	13,826	10,954	26.2%	21,045	22,358	(5.9%)
Net realized investment gains (losses)	3,590	2,830	26.9%	13,980	2,514	456.1%
Corporate and other operating expenses	(4,639)	(10,918)	(57.5%)	(7,844)	(20,178)	(61.1%)
Interest expense	(5,042)	(4,940)	2.1%	(10,065)	(9,801)	2.7%
Income before income taxes	15,849	5,793	173.6%	39,743	10,241	288.1%

Income tax expense (benefit)	1,186	(1,399)	184.8%	5,480	(2,652)	306.6%
Net income	$14,663	$7,192	103.9%	$34,263	$12,893	165.7%

Underwriting Ratios:
Loss ratio (1):	54.6%	51.7%		51.3%	51.8%
Expense ratio (2)	39.4%	41.7%		40.1%	41.7%
Combined ratio (3)	94.0%	93.4%		91.4%	93.5%
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

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company will report Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter and six months ended June 30, 2018 have been revised to reflect these changes.  Please see Note 13 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information regarding segments.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Gross premiums written (1)
Commercial Specialty (4)	$77,079	$69,973	10.2%	$141,292	$123,746	14.2%
Specialty Property (3) (4)	46,486	47,030	(1.2%)	86,160	88,374	(2.5%)
Farm, Ranch, & Stable (4)	23,697	21,515	10.1%	44,462	40,336	10.2%
Reinsurance (5)	32,059	20,299	57.9%	49,608	30,608	62.1%
Total gross premiums written	$179,321	$158,817	12.9%	$321,522	$283,064	13.6%

Ceded premiums written
Commercial Specialty (4)	$9,972	$8,623	15.6%	$19,015	$14,090	35.0%
Specialty Property (4)	6,658	10,521	(36.7%)	13,120	18,855	(30.4%)
Farm, Ranch, & Stable (4)	3,622	3,217	12.6%	6,895	5,793	19.0%
Reinsurance (5)	-	2	NM	7	2	250.0%
Total ceded premiums written	$20,252	$22,363	-9.4%	$39,037	$38,740	0.8%

Net premiums written (2)
Commercial Specialty (4)	$67,107	$61,350	9.4%	$122,277	$109,656	11.5%
Specialty Property (4)	39,828	36,509	9.1%	73,040	69,519	5.1%
Farm, Ranch, & Stable (4)	20,075	18,298	9.7%	37,567	34,543	8.8%
Reinsurance (5)	32,059	20,297	57.9%	49,601	30,606	62.1%
Total net premiums written	$159,069	$136,454	16.6%	$282,485	$244,324	15.6%

Net premiums earned
Commercial Specialty (4)	$56,705	$52,252	8.5%	$112,346	$99,614	12.8%
Specialty Property (4)	35,567	33,409	6.5%	70,186	67,396	4.1%
Farm, Ranch, & Stable (4)	17,350	16,471	5.3%	34,472	33,096	4.2%
Reinsurance (5)	18,579	11,785	57.6%	33,286	21,813	52.6%
Total net premiums earned	$128,201	$113,917	12.5%	$250,290	$221,919	12.8%

NM – not meaningful

(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($39) and ($989) during the quarters ended June 30, 2019 and 2018, respectively, and ($177) and ($1,856) during the six months ended June 30, 2019 and 2018.

(4)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 12.9% and 13.6% for the quarter and six months ended June 30, 2019, respectively, as compared to same period in 2018.  Gross premiums written include business written by American Reliable that was ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of less than $0.1 million and $1.0 million for the quarters ended June 30, 2019 and 2018, respectively, and $0.2 million and $1.9 million for the six months ended June 30, 2019 and 2018. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 12.2% and 12.9% for the quarter and six months ended June 30, 2019 as compared to same period in 2018.  The increase is mainly due to several new programs within Commercial Specialty, rate increases and a new watercraft product within Specialty Property, new agents within Farm, Ranch, & Stable, and growth in the Reinsurance Operation’s property catastrophe book primarily driven by rate increases as well as a new casualty treaty.  This new casualty treaty contributed $7.5 million and $11.8 million in gross premiums written during the quarter and six

GLOBAL INDEMNITY LIMITED

months ended June 30, 2019, respectively.  This growth in premiums was partially offset by a continued reduction of catastrophe exposed business within both Commercial Specialty and Specialty Property.

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Commercial Specialty	87.1%	87.7%	(0.6)	86.5%	88.6%	(2.1)
Specialty Property (1)	85.6%	76.0%	9.6	84.6%	77.0%	7.6
Farm, Ranch, & Stable	84.7%	85.0%	(0.3)	84.5%	85.6%	(1.1)
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	-
Total (1)	88.7%	85.4%	3.3	87.8%	85.8%	2.0

(1)

Excludes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($39) and ($989) during the quarters ended June 30, 2019 and 2018, respectively, and ($177) and ($1,856) during the six months ended June 30, 2019 and 2018, respectively.

The net premium retention for the quarter and six months ended June 30, 2019 increased by 3.3 points and 2.0 points, respectively, as compared to the same period in 2018.  This increase in retention is primarily driven by growth of casualty premiums and property premiums in geographical locations with less catastrophe exposure.  It is also being driven by the downsizing of catastrophe exposed business with Specialty Property.

Net Premiums Earned

Net premiums earned within the Commercial Specialty segment increased by 8.5% and 12.8% for the quarter and six months ended June 30, 2019, respectively, as compared to the same period in 2018.  The increase in net premiums earned was primarily due to a growth in premiums written as a result of several new programs.  Property net premiums earned were $25.9 million and $26.6 million for the quarters ended June 30, 2019 and 2018, respectively, and $54.0 million and $50.3 million for the six months ended June 30, 2019 and 2018, respectively. Casualty net premiums earned were $30.8 million and $25.6 million for the quarters ended June 30, 2019 and 2018, respectively, and $58.3 million and $49.3 million for the six months ended June 30, 2019 and 2018, respectively.

Net premiums earned within the Specialty Property segment increased by 6.5% and 4.1% for the quarter and six months ended June 30, 2019, respectively, as compared to the same period in 2018 primarily due to an increase in net premiums written. Property net premiums earned were $32.8 million and $30.6 million for the quarters ended June 30, 2019 and 2018, respectively, and $64.7 million and $61.8 million for the six months ended June 30, 2019 and 2018, respectively. Casualty net premiums earned were $2.8 million for each of the quarters ended June 30, 2019 and 2018, and $5.5 million and $5.6 million for the six months ended June 30, 2019 and 2018, respectively.

Net premiums earned within the Farm, Ranch, & Stable segment increased by 5.3% and 4.2% for the quarter and six months ended June 30, 2019, respectively, as compared to the same period in 2018 primarily due to a growth of the business as a result of adding new agents.  Property net premiums earned were $12.3 million and $11.6 million for the quarters ended June 30, 2019 and 2018, respectively, and $24.6 million and $23.1 million for the six months ended June 30, 2019 and 2018, respectively. Casualty net premiums earned were $5.0 million and $4.9 million for the quarters ended June 30, 2019 and 2018, respectively, and $9.9 million and $10.0 million for the six months ended June 30, 2019 and 2018.

Net premiums earned within the Reinsurance Operations segment increased by 57.6% and 52.6% for the quarter and six months ended June 30, 2019 as compared to the same period in 2018 primarily due to growth in gross premiums written within the property catastrophe line of business as well as the new casualty treaty entered into during 2019.  Property net premiums earned were $14.4 million and $10.3 million for the quarters ended June 30, 2019 and 2018, respectively, and $26.8 million and $19.0 million for the six months ended June 30, 2019 and 2018, respectively.  Casualty net premiums earned were $4.2 million and $1.5 million for the quarters ended June 30, 2019 and 2018, and $6.5 million and $2.8 million for the six months ended June 30, 2019 and 2018.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at June 30, 2019 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $608.8 million and $548.9 million, respectively, as of June 30, 2019.  A breakout of the Company’s gross and net reserves, as of June 30, 2019, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$111,516	$289,244	$400,760
Specialty Property	23,414	(1,784)	21,630
Farm, Ranch, & Stable	16,317	35,308	51,625
Reinsurance Operations	50,903	83,855	134,758
Total	$202,150	$406,623	$608,773

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$89,541	$248,525	$338,066
Specialty Property	13,083	20,118	33,201
Farm, Ranch, & Stable	14,812	28,335	43,147
Reinsurance Operations	50,903	83,622	134,525
Total	$168,339	$380,600	$548,939

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $144.5 million for claims occurring during the six months ended June 30, 2019:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(20,953)	$(14,089)	$(7,225)	$(361)	$6,502
	-3%	(18,352)	(11,343)	(4,335)	2,673	9,681
	-2%	(17,051)	(9,971)	(2,890)	4,190	11,271
	-1%	(15,751)	(8,598)	(1,445)	5,708	12,861
	0%	(14,450)	(7,225)	—	7,225	14,450
	1%	(13,150)	(5,852)	1,445	8,742	16,040
	2%	(11,849)	(4,480)	2,890	10,260	17,629
	3%	(10,549)	(3,107)	4,335	11,777	19,219
	5%	(7,947)	(361)	7,225	14,811	22,398

The Company’s net reserves for losses and loss adjustment expenses of $548.9 million as of June 30, 2019 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		%	Six Months Ended June 30,		%
	2019 (2)	2018 (2)	Change	2019 (2)	2018 (2)	Change
Gross premiums written	$77,079	$69,973	10.2%	$141,292	$123,746	14.2%

Net premiums written	$67,107	$61,350	9.4%	$122,277	$109,656	11.5%

Net premiums earned	$56,705	$52,252	8.5%	$112,346	$99,614	12.8%
Total revenues	56,705	52,252	8.5%	112,346	99,614	12.8%

Losses and expenses:
Net losses and loss adjustment expenses	32,691	25,095	30.3%	54,342	50,124	8.4%
Acquisition costs and other underwriting expenses (1)	22,890	21,051	8.7%	45,702	40,256	13.5%
Underwriting income	$1,124	$6,106	(81.6%)	$12,302	$9,234	33.2%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	58.0%	57.9%	0.1	54.5%	58.2%	(3.7)
Prior accident year	(0.4%)	(9.9%)	9.5	(6.1%)	(7.9%)	1.8
Calendar year loss ratio	57.6%	48.0%	9.6	48.4%	50.3%	(1.9)
Expense ratio	40.4%	40.3%	0.1	40.7%	40.4%	0.3
Combined ratio	98.0%	88.3%	9.7	89.1%	90.7%	(1.6)

(1)

Includes excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations of $116 and $290 for the quarter and six months ended June 30, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations for the quarter and six months ended June 30, 2019.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$11,322	43.6%	$12,739	47.8%	$22,053	40.8%	$24,531	48.7%
Effect of prior accident year	138	0.5%	(698)	(2.6%)	(975)	(1.8%)	(1,119)	(2.2%)
Non catastrophe property losses and ratio (2)	$11,460	44.1%	$12,041	45.2%	$21,078	39.0%	$23,412	46.5%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,891	15.0%	$2,948	11.1%	$5,357	9.9%	$4,723	9.4%
Effect of prior accident year	(99)	(0.4%)	(610)	(2.3%)	48	0.1%	(602)	(1.2%)
Catastrophe losses and ratio (2)	$3,792	14.6%	$2,338	8.8%	$5,405	10.0%	$4,121	8.2%

Total property losses and ratio excluding the effect of prior accident year (1)	$15,213	58.6%	$15,687	58.9%	$27,410	50.7%	$29,254	58.1%
Effect of prior accident year	39	0.1%	(1,308)	(4.9%)	(927)	(1.7%)	(1,721)	(3.4%)
Total property losses and ratio (2)	$15,252	58.7%	$14,379	54.0%	$26,483	49.0%	$27,533	54.7%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$17,698	57.5%	$14,583	57.0%	$33,818	58.0%	$28,750	58.3%
Effect of prior accident year	(259)	(0.8%)	(3,867)	(15.1%)	(5,959)	(10.2%)	(6,159)	(12.5%)
Total Casualty losses and ratio (2)	$17,439	56.7%	$10,716	41.9%	$27,859	47.8%	$22,591	45.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$32,911	58.0%	$30,270	57.9%	$61,228	54.5%	$58,004	58.2%
Effect of prior accident year	(220)	(0.4%)	(5,175)	(9.9%)	(6,886)	(6.1%)	(7,880)	(7.9%)
Total net losses and loss adjustment expense and total loss ratio (2)	$32,691	57.6%	$25,095	48.0%	$54,342	48.4%	$50,124	50.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

GLOBAL INDEMNITY LIMITED

Premiums

See “Result of Operations” above for a discussion on premiums.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Property losses
Non-catastrophe	$11,322	$12,739	(11.1%)	$22,053	$24,531	(10.1%)
Catastrophe	3,891	2,948	32.0%	5,357	4,723	13.4%
Property losses	15,213	15,687	(3.0%)	27,410	29,254	(6.3%)
Casualty losses	17,698	14,583	21.4%	33,818	28,750	17.6%
Total accident year losses	$32,911	$30,270	8.7%	$61,228	$58,004	5.6%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	43.6%	47.8%	(4.2)	40.8%	48.7%	(7.9)
Catastrophe	15.0%	11.1%	3.9	9.9%	9.4%	0.5
Property loss ratio	58.6%	58.9%	(0.3)	50.7%	58.1%	(7.4)
Casualty loss ratio	57.5%	57.0%	0.5	58.0%	58.3%	(0.3)
Total accident year loss ratio	58.0%	57.9%	0.1	54.5%	58.2%	(3.7)

The current accident year non-catastrophe property loss ratio improved by 4.2 points during the quarter ended June 30, 2019 as compared to the same period in 2018 reflecting a much lower claims severity for the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 7.9 points during the six months ended June 30, 2019 as compared to the same period in 2018.  The loss ratio improvement reflects a lower claims frequency and severity for the first accident quarter and a much lower claims severity for the second accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 3.9 points during the quarter ended June 30, 2019 as compared to the same period in 2018 primarily due to a higher claims frequency for the second accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 0.5 points during the six months ended June 30, 2019 as compared to the same period in 2018 reflecting a slightly higher claims frequency for the first two accident quarters compared to last year.

The current accident year casualty loss ratio increased by 0.5 points during the quarter ended June 30, 2019 as compared to the same period in 2018 primarily due to a higher claims severity for the second accident quarter compared to last year.

The current accident year casualty loss ratio improved by 0.3 points during the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to a slightly lower claims frequency through six months compared to the first six months of last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes a decrease of $0.2 million, or 0.4 percentage points, and a decrease of $6.9 million , or 6.1 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes a decrease of $5.2 million, or 9.9 percentage points, and a decrease of $7.9 million, or 7.9  percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 0.1 points from 40.3% for the quarter ended June 30, 2018 to 40.4% for the quarter ended June 30, 2019 and increased by 0.3 points from 40.4% for the six months ended June 30, 2018 to 40.7% for the six months ended June 30, 2019.

Specialty Property

The components of income and loss from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		%	Six Months Ended June 30,		%
	2019 (3)	2018 (3)	Change	2019 (3)	2018 (3)	Change
Gross premiums written (1)	$46,486	$47,030	(1.2%)	$86,160	$88,374	(2.5%)

Net premiums written	$39,828	$36,509	9.1%	$73,040	$69,519	5.1%

Net premiums earned	$35,567	$33,409	6.5%	$70,186	$67,396	4.1%
Other income	498	440	13.2%	941	886	6.2%
Total revenues	36,065	33,849	6.5%	71,127	68,282	4.2%

Losses and expenses:
Net losses and loss adjustment expenses	11,111	17,903	(37.9%)	31,614	39,089	(19.1%)
Acquisition costs and other underwriting expenses (2)	14,939	14,813	0.9%	29,592	29,767	(0.6%)
Underwriting income (loss)	$10,015	$1,133	NM	$9,921	$(574)	NM

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	59.8%	61.0%	(1.2)	58.2%	60.6%	(2.4)
Prior accident year	(28.5%)	(7.4%)	(21.1)	(13.2%)	(2.6%)	(10.6)
Calendar year loss ratio	31.3%	53.6%	(22.3)	45.0%	58.0%	(13.0)
Expense ratio	42.0%	44.3%	(2.3)	42.2%	44.2%	(2.0)
Combined ratio	73.3%	97.9%	(24.6)	87.2%	102.2%	(15.0)

NM – not meaningful

(1)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($39) and ($989) during the quarters ended June 30, 2019 and 2018, respectively, and ($177) and ($1,856) during the six months ended June 30, 2019 and 2018, respectively.

(2)

Includes excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations of $93 and $234 for the quarter and six months ended June 30, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations for the quarter and six months ended June 30, 2019.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$17,274	52.7%	$14,587	47.6%	$34,013	52.5%	$30,249	49.0%
Effect of prior accident year	(124)	(0.4%)	(1,213)	(4.0%)	(180)	(0.3%)	(638)	(1.0%)
Non catastrophe property losses and ratio (2)	$17,150	52.3%	$13,374	43.6%	$33,833	52.2%	$29,611	48.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,394	7.3%	$4,294	14.0%	$4,084	6.3%	$7,717	12.5%
Effect of prior accident year	(9,838)	(30.0%)	(1,522)	(5.0%)	(8,989)	(13.9%)	(1,156)	(1.9%)
Catastrophe losses and ratio (2)	$(7,444)	(22.7)%	$2,772	9.0%	$(4,905)	(7.6)%	$6,561	10.6%

Total property losses and ratio excluding the effect of prior accident year (1)	$19,668	60.0%	$18,881	61.6%	$38,097	58.8%	$37,966	61.5%
Effect of prior accident year	(9,962)	(30.4%)	(2,735)	(9.0%)	(9,169)	(14.2%)	(1,794)	(2.9%)
Total property losses and ratio (2)	$9,706	29.6%	$16,146	52.6%	$28,928	44.6%	$36,172	58.6%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$1,591	57.7%	$1,490	53.4%	$2,761	50.6%	$2,903	51.5%
Effect of prior accident year	(186)	(6.7%)	267	9.6%	(75)	(1.4%)	14	0.2%
Total Casualty losses and ratio (2)	$1,405	51.0%	$1,757	63.0%	$2,686	49.2%	$2,917	51.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$21,259	59.8%	$20,371	61.0%	$40,858	58.2%	$40,869	60.6%
Effect of prior accident year	(10,148)	(28.5%)	(2,468)	(7.4%)	(9,244)	(13.2%)	(1,780)	(2.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$11,111	31.3%	$17,903	53.6%	$31,614	45.0%	$39,089	58.0%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.5 million and $0.4 million for the quarters ended June 30, 2019 and 2018, respectively.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Property losses
Non-catastrophe	$17,274	$14,587	18.4%	$34,013	$30,249	12.4%
Catastrophe	2,394	4,294	(44.2%)	4,084	7,717	(47.1%)
Property losses	19,668	18,881	4.2%	38,097	37,966	0.3%
Casualty losses	1,591	1,490	6.8%	2,761	2,903	(4.9%)
Total accident year losses	$21,259	$20,371	4.4%	$40,858	$40,869	(0.0%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	52.7%	47.6%	5.1	52.5%	49.0%	3.5
Catastrophe	7.3%	14.0%	(6.7)	6.3%	12.5%	(6.2)
Property loss ratio	60.0%	61.6%	(1.6)	58.8%	61.5%	(2.7)
Casualty loss ratio	57.7%	53.4%	4.3	50.6%	51.5%	(0.9)
Total accident year loss ratio	59.8%	61.0%	(1.2)	58.2%	60.6%	(2.4)

The current accident year non-catastrophe property loss ratio increased by 5.1 points during the quarter ended June 30, 2019 as compared to the same period in 2018 reflecting a higher claims frequency and severity in the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 3.5 points during the six months ended June 30, 2019 as compared to the same period in 2018. The increase in the loss ratio reflects a higher claims frequency and severity through six months compared to the first six months of last year

The current accident year catastrophe loss ratio improved by 6.7 points during the quarter ended June 30, 2019 as compared to the same period in 2018 due to a much lower claims severity for the second accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 6.2 points during the six months ended June 30, 2019 as compared to the same period in 2018 reflecting a much lower claims severity for each accident quarter through six months compared to last year.

The current accident year casualty loss ratio increased by 4.3 points during the quarter ended June 30, 2019 as compared to the same period in 2018.  The increase in the loss ratio is driven by a higher claims severity in the second accident quarter compared to last year.

The current accident year casualty loss ratio improved by 0.9 points during the six months ended June 30, 2019 as compared to the same period in 2018.  The improvement reflects a lower claims frequency through six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes a decrease of $10.1 million, or 28.5 percentage points, and a decrease of $9.2 million, or 13.2 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes a decrease of $2.5 million, or 7.4 percentage points, and a decrease of $1.8 million, or 2.6 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Specialty Property segment improved 2.3 points from 44.3% for the quarter ended June 30, 2018 to 42.0% for the quarter ended June 30, 2019 primarily due to increase in net premiums earned as well as a reduction in excise tax as a result of terminating the quota share arrangement.

The expense ratio for the Company’s Specialty Property segment improved by 2.0 points from 44.2% for the six months ended June 30, 2018 to 42.2% for the six months ended June 30, 2019 primarily due to reduction in corporate overhead as well as a reduction in excise tax as a result of terminating the quota share arrangement.

Farm, Ranch, & Stable

The components of income and loss from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended June 30,		%	Six Months Ended June 30,		%
	2019 (2)	2018 (2)	Change	2019 (3)	2018 (3)	Change
Gross premiums written	$23,697	$21,515	10.1%	$44,462	$40,336	10.2%

Net premiums written	$20,075	$18,298	9.7%	$37,567	$34,543	8.8%

Net premiums earned	$17,350	$16,471	5.3%	$34,472	$33,096	4.2%
Other income	32	32	(—%)	62	89	(30.3%)
Total revenues	17,382	16,503	5.3%	34,534	33,185	4.1%

Losses and expenses:
Net losses and loss adjustment expenses	13,126	12,106	8.4%	21,264	18,541	14.7%
Acquisition costs and other underwriting expenses (1)	7,345	7,414	(0.9%)	14,627	14,639	(0.1%)
Underwriting income (loss)	$(3,089)	$(3,017)	2.4%	$(1,357)	$5	NM

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	80.0%	71.1%	8.9	69.9%	60.2%	9.7
Prior accident year	(4.4%)	2.4%	(6.8)	(8.2%)	(4.1%)	(4.1)
Calendar year loss ratio	75.6%	73.5%	2.1	61.7%	56.1%	5.6
Expense ratio	42.3%	45.0%	(2.7)	42.4%	44.2%	(1.8)
Combined ratio	117.9%	118.5%	(0.6)	104.1%	100.3%	3.8

(1)

Includes excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations of $44 and $109 for the quarter and six months ended June 30, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations for the quarter and six months ended June 30, 2019.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$7,651	62.1%	$6,594	57.1%	$14,401	58.5%	$10,718	46.4%
Effect of prior accident year	(300)	(2.4%)	88	0.8%	(431)	(1.8%)	(946)	(4.1%)
Non catastrophe property losses and ratio (2)	$7,351	59.7%	$6,682	57.9%	$13,970	56.7%	$9,772	42.3%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,799	30.9%	$2,583	22.4%	$4,725	19.2%	$4,390	19.0%
Effect of prior accident year	(409)	(3.3%)	840	7.3%	(695)	(2.8%)	(12)	(0.1%)
Catastrophe losses and ratio (2)	$3,390	27.6%	$3,423	29.7%	$4,030	16.4%	$4,378	18.9%

Total property losses and ratio excluding the effect of prior accident year (1)	$11,450	93.0%	$9,177	79.5%	$19,126	77.7%	$15,108	65.4%
Effect of prior accident year	(709)	(5.7%)	928	8.1%	(1,126)	(4.6%)	(958)	(4.2%)
Total property losses and ratio (2)	$10,741	87.3%	$10,105	87.6%	$18,000	73.1%	$14,150	61.2%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$2,431	48.3%	$2,532	51.5%	$4,959	50.3%	$4,803	48.1%
Effect of prior accident year	(46)	(0.9%)	(531)	(10.8%)	(1,695)	(17.2%)	(412)	(4.1%)
Total Casualty losses and ratio (2)	$2,385	47.4%	$2,001	40.7%	$3,264	33.1%	$4,391	44.0%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$13,881	80.0%	$11,709	71.1%	$24,085	69.9%	$19,911	60.2%
Effect of prior accident year	(755)	(4.4%)	397	2.4%	(2,821)	(8.2%)	(1,370)	(4.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$13,126	75.6%	$12,106	73.5%	$21,264	61.7%	$18,541	56.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters ended June 30, 2019 and 2018 and $0.1 million for both the six months ended June 30, 2019 and 2018.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Property losses
Non-catastrophe	$7,651	$6,594	16.0%	$14,401	$10,718	34.4%
Catastrophe	3,799	2,583	47.1%	4,725	4,390	7.6%
Property losses	11,450	9,177	24.8%	19,126	15,108	26.6%
Casualty losses	2,431	2,532	(4.0%)	4,959	4,803	3.2%
Total accident year losses	$13,881	$11,709	18.5%	$24,085	$19,911	21.0%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	62.1%	57.1%	5.0	58.5%	46.4%	12.1
Catastrophe	30.9%	22.4%	8.5	19.2%	19.0%	0.2
Property loss ratio	93.0%	79.5%	13.5	77.7%	65.4%	12.3
Casualty loss ratio	48.3%	51.5%	(3.2)	50.3%	48.1%	2.2
Total accident year loss ratio	80.0%	71.1%	8.9	69.9%	60.2%	9.7

The current accident year non-catastrophe property loss ratio increased by 5.0 points during the quarter ended June 30, 2019 as compared to the same period in 2018 primarily due to higher claims frequency for the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 12.1 points during the six months ended June 30, 2019 as compared to the same period in 2018 reflecting a higher claims frequency and severity for the first six months compared to last year.

The current accident year catastrophe loss ratio increased by 8.5 points during the quarter ended June 30, 2019 as compared to the same period in 2018 reflecting the case emergence from the first accident quarter during the second calendar quarter was higher compared to last year.

The current accident year catastrophe loss ratio increased by 0.2 points during the six months ended June 30, 2019 as compared to the same period in 2018 reflecting a slightly higher claims frequency through six months and higher case incurred emergence from the first accident quarter during the second calendar quarter compared to last year.

The current accident year casualty loss ratio improved by 3.2 points during the quarter ended June 30, 2019 as compared to the same period in 2018 due to a lower claims severity for the second accident quarter compared to last year.

The current accident year casualty loss ratio increased by 2.2 points during the six months ended June 30, 2019 as compared to the same period in 2018.   The increase in the loss ratio reflects a higher claims frequency through six months compared to the first six months of last year and a higher claims severity for the first accident quarter compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes a decrease of $0.8 million, or 4.4 percentage points, and a decrease of $2.8 million, or 8.2 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes an increase of $0.4 million, or 2.4 percentage points, and a decrease of $1.4 million, or 4.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Farm, Ranch, & Stable Segment improved 2.7 points from 45.0% for the quarter ended June 30, 2018 to 42.3% for the quarter ended June 30, 2019 and improved 1.8 points from 44.2% for the six months ended June 30, 2018 to 42.4% for the six months ended June 30, 2019 primarily due to a decrease in commission expense, an increase in net premiums earned, and a reduction in excise tax as a result of terminating the quota share arrangement.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
	2019 (1)	2018 (1)	Change	2019 (1)	2018 (1)	Change
Gross premiums written	$32,059	$20,299	57.9%	$49,608	$30,608	62.1%

Net premiums written	$32,059	$20,297	57.9%	$49,601	$30,606	62.1%

Net premiums earned	$18,579	$11,785	57.6%	$33,286	$21,813	52.6%
Other income	(8)	(148)	94.6%	7	(97)	NM
Total revenues	18,571	11,637	59.6%	33,293	21,716	53.3%

Losses and expenses:
Net losses and loss adjustment expenses	13,147	3,757	249.9%	21,176	7,179	195.0%
Acquisition costs and other underwriting expenses	5,360	4,235	26.6%	10,356	7,854	31.9%
Underwriting income (loss)	$64	$3,645	(98.2%)	$1,761	$6,683	(73.6%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	54.8%	51.7%	3.1	55.0%	53.5%	1.5
Prior accident year	15.9%	(19.9%)	35.8	8.6%	(20.6%)	29.2
Calendar year loss ratio (3)	70.7%	31.8%	38.9	63.6%	32.9%	30.7
Expense ratio	28.8%	35.9%	(7.1)	31.1%	36.0%	(4.9)
Combined ratio	99.5%	67.7%	31.8	94.7%	68.9%	25.8

NM – not meaningful

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

GLOBAL INDEMNITY LIMITED

Other Income

The Company recognized a loss of less than $0.1 million and a loss of $0.1 million for the quarters ended June 30, 2019 and 2018, respectively, and recognized income of less than $0.1 million and a loss of $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 3.1 points during the quarter ended June 30, 2019 as compared to the same period in 2018 primarily due to change in the mix of business as well as entering into a new casualty treaty.

The current accident year loss ratio increased by 1.5 points during the six months ended June 30, 2019 as compared to the same period in 2018  primarily due to change in the mix of business as well as entering into a new casualty treaty.

The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes an increase of $3.0 million, or 15.9 percentage points, and an increase of $2.9 million, or 8.6 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2018 includes a decrease of $2.3 million, or 19.9 percentage points, and a decrease of $4.5 million, or 20.6 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations improved by 7.1 points from 35.9% for the quarter ended June 30, 2018 to 28.8% for the quarter ended June 30, 2019 and improved by 4.9 points from 36.0% for the six months ended June 30, 2018 to 31.1% for the six months ended June 30, 2019. The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above as well as a reduction in contingent commissions due to prior accident year development.

Unallocated Corporate Items

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Gross investment income (1)	$14,748	$11,698	26.1%	$22,550	$23,812	-5.3%
Investment expenses	(922)	(744)	23.9%	(1,505)	(1,454)	3.5%
Net investment income	$13,826	$10,954	26.2%	$21,045	$22,358	-5.9%

(1)	Excludes realized gains and losses

Gross investment income increased by 26.1% for the quarter ended June 30, 2019 and decreased 5.3% for the six months ended June 30, 2019, respectively, as compared to the same period in 2018.  The increase for the quarter ended was primarily due to increased returns from alternative investments. The decrease for the six months ended was primarily due to decreased returns from alternative investments offset by an increase due to a higher yield within the fixed maturities portfolio.

Investment expenses increased by 23.9% and 3.5% for the quarter and six months ended June 30, 2019, respectively, as compared to the same period in 2018. The increase was primarily due to increased investment management expenses resulting from hiring a new investment manager in the second quarter of 2019.

At June 30, 2019, the Company held agency mortgage-backed securities with a market value of $57.6 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.7 years as of June 30, 2019, compared with 3.2 years as of June 30, 2018.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.5 years as of June 30, 2019, compared with 3.1 years as of June 30, 2018. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At June 30, 2019, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.0%, compared with 2.9% at June 30, 2018. The embedded book yield on the $40.9 million of municipal bonds in the Company’s portfolio, which includes $40.2 million of taxable municipal bonds, was 3.5%

GLOBAL INDEMNITY LIMITED

at June 30, 2019, compared to an embedded book yield of 3.1% on the Company’s municipal bond portfolio of $102.2 million at June 30, 2018.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Equity Securities	$4,173	$2,065	$19,325	$(2,309)
Fixed maturities	4,083	(361)	3,785	(454)
Interest rate swap	(4,666)	1,497	(7,233)	5,648
Other than temporary impairment losses	-	(371)	(1,897)	(371)
Net realized investment gains (losses)	$3,590	$2,830	$13,980	$2,514

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2019 and 2018.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $4.6 million and $10.9 million during the quarters ended June 30, 2019 and 2018, respectively and $7.8 million and $20.2 million during the six months ended June 30, 2019 and 2018, respectively.  The reduction in corporate expenses is primarily due to incurring an advisory fee related to the co-obligor transaction of $6.3 million and $12.5 million during the quarter and six months ended June 30, 2018, respectively.

Interest Expense

Interest expense increased 2.1% and 2.7% during the quarter and six months ended June 30, 2019, respectively, as compared to the same period in 2018.  This increase is primarily due to higher interest rates and increased borrowings on the Margin Borrowing Facility.

Income Tax Expense / Benefit

Income tax expense was $1.2 million for the quarter ended June 30, 2019 compared with an income tax benefit of $1.4 million for the quarter ended June 30, 2018.  Income tax expense was $5.5 million for the six months ended June 30, 2019 compared with an income tax benefit of $2.7 million for the six months ended June 30, 2018.  The increase in the income tax expense is primarily due to an increase in pretax income in the U.S.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in a net income of $14.7 million and $7.2 million for the quarters ended June 30, 2019 and 2018, respectively, and net income of $34.3 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

GLOBAL INDEMNITY LIMITED

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

As of June 30, 2019, the Company also had future funding commitments of $31.2 million related to investments.  The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.  Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2018 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2018 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies.  The U.S. Insurance Companies did not declare or pay any dividends during the quarter and six months ended June 30, 2019.

For 2019, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2018 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter and six months ended June 30, 2019.

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

GLOBAL INDEMNITY LIMITED

Net cash provided by (used for) operating activities was ($3.1) million and $59.0 million for the quarters and six months ended June 30, 2019 and 2018, respectively.  The decrease in operating cash flows of approximately $62.1 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Change
Net premiums collected	$259,650	$239,668	$19,982
Net losses paid	(160,315)	(127,435)	(32,880)
Underwriting and corporate expenses	(118,001)	(118,991)	990
Recovery on loss indemnification (1)	—	45,045	(45,045)
Net investment income	25,705	30,983	(5,278)
Net federal income taxes paid	(250)	(655)	405
Interest paid	(9,924)	(9,655)	(269)

Net cash provided by (used for) operating activities (1)	$(3,135)	$58,960	$(62,095)

(1)

Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable for the six months ended June 30, 2018.  This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2018.  The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million.  For additional information on the loss indemnification, please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

During the first and second quarter in 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019 and June 21, 2019. Dividends paid were $7.1 million during the six months ended June 30, 2019.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2019.  Please see Item 7 of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2019.  Please see Item 7 of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

For the quarter ending June 30, 2019, Global equities (+3.4%) rose for the second straight quarter, ending the first half of the year with a 16.3% gain. Sluggish global growth and geopolitical events dominated headlines. Trade tensions between China and the US escalated in May but eased at the end of the quarter after the two countries agreed at the G20 summit to resume trade negotiations. Although US President Donald Trump announced that existing tariffs would remain in place, he suspended proposed tariffs on an additional US$300 billion of Chinese goods. Mexico evaded a 5% tariff on all exports to the US after it agreed to increase enforcement to stem the flow of illegal immigrants into the US. In Europe, Brexit was a major concern, with the UK avoiding an abrupt no-deal departure from the European Union (EU) on April 12 after EU leaders granted the UK a flexible extension until October 31. On the monetary front, dovish central bank rhetoric and policy bolstered global markets. The US Federal Reserve (Fed) signaled it was open to rate cuts amid concerns about the downside risks associated with slowing global growth and trade disputes. The European Central Bank (ECB) hinted that it may lower rates if the outlook for growth and inflation fails to improve.

Global fixed income sectors generated strong returns in the second quarter. In most markets, sovereign yields declined further following dovish pivots by the Fed and ECB. Inflation showed no signs of a meaningful acceleration, even as wage growth edged higher and oil prices recovered. Across most developed and emerging markets countries, central banks either eased monetary policy or signaled their intention to do so, supporting markets. The US dollar ended mixed as dovish monetary policy developments balanced concerns of a global growth slowdown.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 3.6 years. Portfolio purchases were focused within governments and investment grade credit. These purchases were funded primarily through sales of investment grade credit, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to governments increased as well as a marginal increase to our allocation in MBS and CMBS, while our exposure to investment grade credit and taxable municipals decreased.  There have been no other material changes to the Company’s market risk since December 31, 2018.  Please see Item 7A of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were no shares surrendered by the Company’s employees during the quarter ended June 30, 2019.  All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

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

101.1+

The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2019 and 2018;  (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters and six months ended June 30, 2019  and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

August 9, 2019	By:	/s/ Thomas M. McGeehan
Date: August 9, 2019		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)