Form 10-Q
period 2019-09-30
Global Indemnity Ltd
filed 2019-11-08
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 1, 2019, the registrant had outstanding 10,148,346 A Ordinary Shares and 4,133,366 B Ordinary Shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Consolidated Balance Sheets As of September 30, 2019 (Unaudited) and December 31, 2018	4

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	5

	Consolidated Statements of Comprehensive Income Quarters and Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	6

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018(Unaudited)	7

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71

Item 4.	Controls and Procedures	71

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

Signature		74

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,203,984 and $1,257,830)	$1,234,435	$1,235,155
Equity securities, at fair value	262,367	124,747
Other invested assets	40,052	50,753
Total investments	1,536,854	1,410,655

Cash and cash equivalents	78,181	99,497
Premiums receivable, net	112,992	87,679
Reinsurance receivables, net	83,012	114,418
Funds held by ceding insurers	48,751	49,206
Federal income taxes receivable	11,136	10,866
Deferred federal income taxes	36,479	48,589
Deferred acquisition costs	70,861	61,676
Intangible assets	21,623	22,020
Goodwill	6,521	6,521
Prepaid reinsurance premiums	17,763	20,594
Receivable for securities sold	—	15
Other assets	59,983	28,530
Total assets	$2,084,156	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$633,287	$680,031
Unearned premiums	316,797	281,912
Ceded balances payable	36,431	14,994
Payable for securities purchased	848	—
Contingent commissions	10,035	10,636
Debt	297,324	288,565
Other liabilities	82,050	55,069
Total liabilities	$1,376,772	$1,331,207

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,258,795 and 10,171,954 respectively; A ordinary shares outstanding: 10,148,346 and 10,095,312, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	440,695	438,182
Accumulated other comprehensive income (loss), net of taxes	25,314	(21,231)
Retained earnings	245,346	215,132
A ordinary shares in treasury, at cost: 110,449 and 76,642 shares, respectively	(3,973)	(3,026)
Total shareholders’ equity	707,384	629,059
Total liabilities and shareholders’ equity	$2,084,156	$1,960,266

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Gross premiums written	$157,177	$135,606	$478,699	$418,670

Net premiums written	$138,836	$116,233	$421,321	$360,557

Net premiums earned	$133,312	$120,528	$383,602	$342,447
Net investment income	11,348	11,750	32,393	34,108
Net realized investment gains (losses):
Other than temporary impairment losses on investments	—	(24)	(1,897)	(395)
Other net realized investment gains (losses)	(2,690)	5,343	13,187	8,228
Total net realized investment gains (losses)	(2,690)	5,319	11,290	7,833
Other income	264	411	1,274	1,289
Total revenues	142,234	138,008	428,559	385,677

Losses and Expenses:
Net losses and loss adjustment expenses	73,583	80,493	201,979	195,426
Acquisition costs and other underwriting expenses	53,366	48,680	153,643	141,196
Corporate and other operating expenses	3,858	3,475	11,702	23,653
Interest expense	5,023	4,924	15,088	14,725
Income before income taxes	6,404	436	46,147	10,677
Income tax expense (benefit)	(317)	(3,292)	5,163	(5,944)
Net income	$6,721	$3,728	$40,984	$16,621

Per share data:

Net income
Basic	$0.47	$0.26	$2.89	$1.18

Diluted	$0.47	$0.26	$2.86	$1.16

Weighted-average number of shares outstanding
Basic	14,202,859	14,100,180	14,181,530	14,082,698

Diluted	14,327,757	14,346,585	14,328,861	14,321,113

Cash dividends declared per share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,721	$3,728	$40,984	$16,621

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	9,421	(1,624)	48,883	(22,632)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	(2)	7	(4)	(1)
Reclassification adjustment for losses included in net income	(847)	717	(2,665)	1,403
Unrealized foreign currency translation gains (losses)	200	(454)	331	(1,554)
Other comprehensive income (loss), net of tax	8,772	(1,354)	46,545	(22,784)

Comprehensive income (loss), net of tax	$15,493	$2,374	$87,529	$(6,163)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Number of A ordinary shares issued:
Number at beginning of period	10,239,520	10,157,242	10,171,954	10,102,927
Ordinary shares issued under share incentive plans	—	-	36,180	37,381
Ordinary shares issued to directors	19,275	7,049	50,661	23,983
Number at end of period	10,258,795	10,164,291	10,258,795	10,164,291

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$439,707	$436,035	$438,182	$434,730
Share compensation plans	988	1,089	2,513	2,394
Balance at end of period	$440,695	$437,124	$440,695	$437,124

Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$16,542	$(22,475)	$(21,231)	$8,983
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	8,574	(907)	46,218	(21,229)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(2)	7	(4)	(1)
Unrealized foreign currency translation gains (losses)	200	(454)	331	(1,554)
Other comprehensive income (loss)	8,772	(1,354)	46,545	(22,784)
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	—	(10,028)
Balance at end of period	$25,314	$(23,829)	$25,314	$(23,829)

Retained earnings:
Balance at beginning of period	$242,234	$291,827	$215,132	$275,838
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	(5)	10,198
Net income	6,721	3,728	40,984	16,621
Dividends to shareholders ($0.25 per share per quarter in 2019 and 2018)	(3,609)	(3,554)	(10,765)	(10,656)
Balance at end of period	$245,346	$292,001	$245,346	$292,001

Number of treasury shares:
Number at beginning of period	110,449	74,784	76,642	29,551
A ordinary shares purchased	—	—	27,028	45,233
Retirement of shares	—	—	6,779	-
Number at end of period	110,449	74,784	110,449	74,784

Treasury shares, at cost:
Balance at beginning of period	$(3,973)	$(2,972)	$(3,026)	$(1,159)
A ordinary shares purchased, at cost	-	—	(947)	(1,813)
Balance at end of period	$(3,973)	$(2,972)	$(3,973)	$(2,972)
Total shareholders’ equity	$707,384	$702,326	$707,384	$702,326

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$40,984	$16,621
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,327	5,272
Amortization of debt issuance costs	198	198
Restricted stock and stock option expense	2,513	2,394
Deferred federal income taxes	5,198	(6,270)
Amortization of bond premium and discount, net	3,697	4,650
Net realized investment gains	(11,290)	(7,833)
Changes in:
Premiums receivable, net	(25,313)	(255)
Reinsurance receivables, net	31,406	8,526
Funds held by ceding insurers	786	(7,059)
Unpaid losses and loss adjustment expenses	(46,744)	(26,057)
Unearned premiums	34,885	12,233
Ceded balances payable	21,437	5,761
Other assets and liabilities, net	(9,929)	35,040
Contingent commissions	(601)	92
Federal income tax receivable/payable	(270)	(426)
Deferred acquisition costs, net	(9,185)	(2,891)
Prepaid reinsurance premiums	2,831	5,875
Net cash provided by operating activities	45,930	45,871
Cash flows from investing activities:
Proceeds from sale of fixed maturities	642,049	229,362
Proceeds from sale of equity securities	206,212	28,141
Proceeds from maturity of fixed maturities	113,480	43,303
Proceeds from other invested assets	14,201	8,352
Amounts received (paid) in connection with derivatives	(12,516)	7,599
Purchases of fixed maturities	(701,684)	(329,002)
Purchases of equity securities	(325,972)	(22,931)
Purchases of other invested assets	(3,500)	(15,800)
Acquisition of business	—	(3,515)
Net cash used for investing activities	(67,730)	(54,491)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	8,561	(12,825)
Dividends paid to shareholders	(7,130)	(10,510)
Purchases of A ordinary shares	(947)	(1,813)
Net cash provided by (used for) financing activities	484	(25,148)
Net change in cash and cash equivalents	(21,316)	(33,768)
Cash and cash equivalents at beginning of period	99,497	74,414
Cash and cash equivalents at end of period	$78,181	$40,646

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

The Company manages its business through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch, & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3) Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority on an admitted basis.  The Company’s Farm, Ranch, & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry on an admitted basis.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Commercial Specialty, Specialty Property, and Farm, Ranch, & Stable segments comprise the Company’s U.S. Insurance Operations (“Insurance Operations”).   The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”).  Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies.  The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company now reports Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter and nine months ended September 30, 2018 have been revised to reflect these changes. See Note 13 for additional information regarding segments.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2018 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY LIMITED

2.	Investments

The amortized cost and estimated fair value of investments were as follows as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of September 30, 2019
Fixed maturities:
U.S. treasury and agency obligations	$158,914	$6,624	$(56)	$165,482	$—
Obligations of states and political subdivisions	54,905	1,146	(19)	56,032	—
Mortgage-backed securities	202,699	3,855	(167)	206,387	—
Asset-backed securities	182,502	1,267	(407)	183,362	—
Commercial mortgage-backed securities	238,637	6,529	(313)	244,853	—
Corporate bonds	265,244	9,613	(119)	274,738	—
Foreign corporate bonds	101,083	2,510	(12)	103,581	—
Total fixed maturities	1,203,984	31,544	(1,093)	1,234,435	—
Equity Securities	262,367	—	—	262,367	—
Other invested assets	40,052	—	—	40,052	—
Total	$1,506,403	$31,544	$(1,093)	$1,536,854	$-

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2018
Fixed maturities:
U.S. treasury and agency obligations	$79,766	$252	$(1,163)	$78,855	$—
Obligations of states and political subdivisions	95,629	322	(338)	95,613	—
Mortgage-backed securities	119,327	313	(1,786)	117,854	—
Asset-backed securities	185,430	336	(2,012)	183,754	—
Commercial mortgage-backed securities	206,236	338	(3,852)	202,722	—
Corporate bonds	452,692	243	(12,080)	440,855	—
Foreign corporate bonds	118,750	44	(3,292)	115,502	—
Total fixed maturities	1,257,830	1,848	(24,523)	1,235,155	—
Common stock	124,747	—	—	124,747	—
Other invested assets	50,753	—	—	50,753	—
Total	$1,433,330	$1,848	$(24,523)	$1,410,655	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

As of September 30, 2019, the Company’s investments in equity securities consist of $129.4 million of common stock, mutual funds that invest in fixed maturities of $79.3 million, and mutual funds that invest in common stocks of $53.6 million.

The Company evaluates its investments in mutual funds and limited partnerships on a quarterly basis to ensure that they are appropriately diversified.  Excluding U.S. treasuries, agency bonds, mutual funds, and limited partnerships, the Company did

GLOBAL INDEMNITY LIMITED

not hold any debt or equity investments in a single issuer that was in excess of 3% of shareholders' equity at September 30, 2019 and December 31, 2018.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2019, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,565	$48,619
Due in one year through five years	336,617	343,715
Due in five years through ten years	129,412	135,186
Due in ten years through fifteen years	15,162	16,254
Due after fifteen years	50,390	56,059
Mortgage-backed securities	202,699	206,387
Asset-backed securities	182,502	183,362
Commercial mortgage-backed securities	238,637	244,853
Total	$1,203,984	$1,234,435

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2019.

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$4,108	$(23)	$13,006	$(33)	$17,114	$(56)
Obligations of states and political subdivisions	8,947	(19)	—	—	8,947	(19)
Mortgage-backed securities	16,537	(141)	3,331	(26)	19,868	(167)
Asset-backed securities	27,336	(110)	34,135	(297)	61,471	(407)
Commercial mortgage-backed securities	23,225	(114)	25,944	(199)	49,169	(313)
Corporate bonds	5,139	(50)	8,616	(69)	13,755	(119)
Foreign corporate bonds	203	(1)	7,750	(11)	7,953	(12)
Total fixed maturities	$85,495	$(458)	$92,782	$(635)	$178,277	$(1,093)

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

GLOBAL INDEMNITY LIMITED

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

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2019, gross unrealized losses related to U.S. treasury and agency obligations were $0.056 million. Of this amount, $0.033 million have been in an unrealized loss position for twelve months or greater and are rated AA+.  Macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Mortgage-backed securities (“MBS”) – As of September 30, 2019, gross unrealized losses related to mortgage-backed securities were $0.167 million. Of this amount, $0.026 million have been in an unrealized loss position for twelve months or greater. All unrealized losses for twelve months or greater are related to securities rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes

GLOBAL INDEMNITY LIMITED

HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”) - As of September 30, 2019, gross unrealized losses related to asset backed securities were $0.407 million. Of this amount, $0.297 million have been in an unrealized loss position for twelve months or greater. 99.3% of the unrealized losses for twelve months or greater are related to securities rated A or better. The weighted average credit enhancement for the Company’s asset backed portfolio is 26.5.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  Every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2019, gross unrealized losses related to the CMBS portfolio were $0.313 million. Of this amount, $0.199 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 39.1.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of September 30, 2019, gross unrealized losses related to corporate bonds were $0.119 million. Of this amount, $0.069 million have been in an unrealized loss position for twelve months or greater and are rated investment grade or better. The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of September 30, 2019, gross unrealized losses related to foreign bonds were $0.012 million. Of this amount, $0.011 million have been in an unrealized loss position for twelve months or greater and rated A- or better. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities:
OTTI losses, gross	$—	$(24)	$(1,897)	$(395)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—	—
Net impairment losses on fixed maturities recognized in earnings	$—	$(24)	$(1,897)	$(395)

GLOBAL INDEMNITY LIMITED

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the   quarters and nine months ended September 30, 2019 and 2018 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$13	$13	$13	$13
Additions where no OTTI was previously recorded	—	—	—	—
Additions where an OTTI was previously recorded	—	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—	—
Reductions reflecting increases in expected cashflows to be collected	—	—	—	—
Reductions for securities sold during the period	—	—	—	—
Balance at end of period	$13	$13	$13	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2019 and December 31, 2018 was as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Net unrealized gains (losses) from:
Fixed maturities	$30,451	$(22,675)
Foreign currency fluctuations	(1,003)	(1,334)
Deferred taxes	(4,134)	2,778
Accumulated other comprehensive income, net of tax	$25,314	$(21,231)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2019 and 2018:

Quarter Ended September 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$17,745	$(1,203)	$16,542
Other comprehensive income before reclassification, before tax	10,767	200	10,967
Amounts reclassified from accumulated other comprehensive (income), before tax	(946)	—	(946)
Other comprehensive income, before tax	9,821	200	10,021
Income tax (expense)	(1,249)	—	(1,249)
Ending balance, net of tax	$26,317	$(1,003)	$25,314

GLOBAL INDEMNITY LIMITED

Quarter Ended September 30, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(21,926)	$(549)	$(22,475)
Other comprehensive (loss) before reclassification, before tax	(1,945)	(454)	(2,399)
Amounts reclassified from accumulated other comprehensive loss, before tax	835	—	835
Other comprehensive (loss), before tax	(1,110)	(454)	(1,564)
Income tax benefit	210	—	210
Ending balance, net of tax	$(22,826)	$(1,003)	$(23,829)

Nine Months Ended September 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income before reclassification, before tax	55,960	331	56,291
Amounts reclassified from accumulated other comprehensive (income), before tax	(2,834)	—	(2,834)
Other comprehensive income, before tax	53,126	331	53,457
Income tax (expense)	(6,912)	—	(6,912)
Ending balance, net of tax	$26,317	$(1,003)	$25,314

Nine Months Ended September 30, 2018 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$8,272	$711	$8,983
Other comprehensive (loss) before reclassification, before tax	(25,928)	(1,554)	(27,482)
Amounts reclassified from accumulated other comprehensive loss, before tax	1,660	—	1,660
Other comprehensive (loss), before tax	(24,268)	(1,554)	(25,822)
Income tax benefit	3,038	—	3,038
Cumulative effect adjustment, net of tax	(9,868)	(160)	(10,028)
Ending balance, net of tax	$(22,826)	$(1,003)	$(23,829)

GLOBAL INDEMNITY LIMITED

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2019	2018
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(946)	$811
	Other than temporary impairment losses on investments	—	24
	Total before tax	(946)	835
	Income tax expense (benefit)	99	(118)
	Unrealized gains and losses on available for sale securities, net of tax	(847)	717
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(847)	$717

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2019	2018
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(4,731)	$1,265
	Other than temporary impairment losses on investments	1,897	395
	Total before tax	(2,834)	1,660
	Income tax expense (benefit)	169	(257)
	Unrealized gains and losses on available for sale securities, net of tax	(2,665)	1,403
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(2,665)	$1,403

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities:
Gross realized gains	$1,054	$329	$5,765	$373
Gross realized losses	(108)	(1,164)	(2,931)	(2,033)
Net realized gains (losses)	946	(835)	2,834	(1,660)
Equity Securities:
Gross realized gains	1,681	5,789	26,936	12,116
Gross realized losses	(3,146)	(946)	(9,076)	(9,582)
Net realized gains (losses)	(1,465)	4,843	17,860	2,534
Derivatives:
Gross realized gains	341	1,690	341	8,457
Gross realized losses	(2,512)	(379)	(9,745)	(1,498)
Net realized gains (losses) (1)	(2,171)	1,311	(9,404)	6,959
Total net realized investment gains (losses)	$(2,690)	$5,319	$11,290	$7,833

(1)

Includes periodic net interest settlements related to the derivatives of $0.3 million and $0.4 million for the quarters ended September 30, 2019 and 2018, respectively, and $0.7 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

New accounting guidance regarding equity securities was implemented on January 1, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period.  The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2019 and 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net gains and (losses) recognized during the period on equity securities	$(1,465)	$4,843	$17,860	$2,534
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(614)	2,096	9,836	3,958
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(851)	$2,747	$8,024	$(1,424)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Fixed maturities	$642,049	$229,362
Equity securities	206,212	28,141

GLOBAL INDEMNITY LIMITED

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fixed maturities	$8,806	$9,520	$27,692	$27,236
Equity securities	1,704	1,006	4,384	3,010
Cash and cash equivalents	372	285	1,242	814
Other invested assets	1,280	1,631	1,394	5,194
Total investment income	12,162	12,442	34,712	36,254
Investment expense	(814)	(692)	(2,319)	(2,146)
Net investment income	$11,348	$11,750	$32,393	$34,108

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net investment income	$11,348	$11,750	$32,393	$34,108
Net realized investment gains (losses)	(2,690)	5,319	11,290	7,833
Change in unrealized holding gains and losses	10,021	(1,564)	53,457	(25,822)
Net realized and unrealized investment returns	7,331	3,755	64,747	(17,989)
Total investment return	$18,679	$15,505	$97,140	$16,119
Total investment return % (1)	1.2%	1.0%	6.2%	1.1%
Average investment portfolio (2)	$1,585,165	$1,541,975	$1,562,177	$1,533,825

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of September 30, 2019, the Company did not own fixed maturity securities that were non-income producing for the preceding twelve months. As of December 31, 2018, the Company owned fixed maturity securities with a market value of $0.4 million that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2019, the Company held insurance enhanced collateralized mortgage obligations, commercial mortgage-backed and credit securities with a market value of approximately $49.1 million.  Approximately 0.5 million of these securities were tax-free municipal bonds, which represented less than 0.1% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.  These securities had an average rating of “AA.” None of these bonds are pre-refunded with U.S. treasury securities, nor would they have carried a lower credit rating had they not been insured.

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of September 30, 2019, is as follows:

(Dollars in thousands) Financial Guarantor	Total	Pre-refunded Securities	Government Guaranteed Securities	Exposure Net of Pre-refunded & Government Guaranteed Securities
Municipal Bond Insurance Association	$479	$—	$—	$479
Total backed by financial guarantors	$479	$—	$—	$479

GLOBAL INDEMNITY LIMITED

In addition to the tax-free municipal bonds, the Company held $48.6 million of insurance enhanced bonds, which represented approximately 3.0% of the Company’s total invested assets, net of receivable/payable for securities purchased and sold.  The insurance enhanced bonds are comprised of $19.4 million of taxable municipal bonds, $29.1 million of commercial mortgage-backed securities, and $0.1 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $48.6 million of insurance enhanced commercial-mortgage-backed, taxable municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($4.4 million), Assured Guaranty Corporation ($12.8 million), Federal Home Loan Mortgage Corporation ($29.1 million), Ambac Financial Group ($2.2 million) and Federal Deposit Insurance Corporation ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2019.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of September 30, 2019 and December 31, 2018:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2019	December 31, 2018
On deposit with governmental authorities	$26,500	$25,855
Intercompany trusts held for the benefit of U.S. policyholders	192,269	209,028
Held in trust pursuant to third party requirements	123,811	98,417
Letter of credit held for third party requirements	1,458	2,317
Securities held as collateral	90,004	83,214
Total	$434,042	$418,831

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $14.7 million and $17.9 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $28.9 million and $32.1 million at September 30, 2019 and December 31, 2018, respectively.  The fair value of a second VIE that also invests in distressed securities and assets was $25.3 million and $32.9 million at September 30, 2019 and December 31, 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $54.3 million and $53.4 million at September 30, 2019 and December 31, 2018, respectively.

3.	Derivative Instruments

Derivatives are used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes.  The Company has interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. Beginning with the quarter ended September 30, 2019, the Company began to utilize exchange-traded futures contracts, which give the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions.  The Company posts collateral and settles variation margin in cash on a daily basis equal to the amount of the futures contracts’ change in value scaled by a multiplier.

GLOBAL INDEMNITY LIMITED

The Company accounts for the interest rate swaps and futures as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains or losses in the consolidated statements of operations.  The Company is ultimately responsible for the valuation of the interest rate swaps.  To aid in determining the estimated fair value of the interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.  The fair value of the exchange-traded futures contracts are based on quoted market prices.

The following table summarizes information on the location and the gross amount of the derivatives’ fair value on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)		September 30, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(12,422)	$200,000	$(4,062)
Futures contracts on bonds (1)	Other assets/liabilities	20,726	—	—	—
Futures contracts on equities (1)	Other assets/liabilities	11,388	—	—	—
Total		$232,114	$(12,422)	$200,000	$(4,062)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2019  and 2018:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2019	2018	2019	2018
Interest rate swap agreements	Net realized investment gains (losses)	$(1,831)	$1,311	$(9,064)	$6,959
Futures contracts on bonds	Net realized investment gains (losses)	15	—	15	—
Futures contracts on equities	Net realized investment gains (losses)	(355)	—	(355)	—
Total		$(2,171)	$1,311	$(9,404)	$6,959

As of September 30, 2019 and December 31, 2018, the Company is due $3.6 million and $2.6 million for funds it needed to post to execute the swap transaction and $14.3 million and $3.7 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of September 30, 2019, the Company posted initial margin of $1.1 million in securities for trading futures contracts and has a variation margin receivable of $0.1 million in connection with the futures contracts.  Variation margin is included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY LIMITED

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$165,482	$—	$—	$165,482
Obligations of states and political subdivisions	—	56,032	—	56,032
Mortgage-backed securities	—	206,387	—	206,387
Commercial mortgage-backed securities	—	244,853	—	244,853
Asset-backed securities	—	183,362	—	183,362
Corporate bonds	—	274,738	—	274,738
Foreign corporate bonds	—	103,581	—	103,581
Total fixed maturities	165,482	1,068,953	—	1,234,435
Equity securities	262,367	—	—	262,367
Total assets measured at fair value (1)	$427,849	$1,068,953	$—	$1,496,802
Liabilities:
Derivative instruments	$—	$12,422	$—	$12,422
Total liabilities measured at fair value	$—	$12,422	$—	$12,422

(1)	Excluded from the table above are limited partnerships of $40.1 million at September 30, 2019 whose fair value is based on net asset value as a practical expedient.

	Fair Value Measurements
As of December 31, 2018 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$78,855	$—	$—	$78,855
Obligations of states and political subdivisions	—	95,613	—	95,613
Mortgage-backed securities	—	117,854	—	117,854
Commercial mortgage-backed securities	—	202,722	—	202,722
Asset-backed securities	—	183,754	—	183,754
Corporate bonds	—	440,855	—	440,855
Foreign corporate bonds	—	115,502	—	115,502
Total fixed maturities	78,855	1,156,300	—	1,235,155
Common stock	124,747	—	—	124,747
Total assets measured at fair value (1)	$203,602	$1,156,300	$—	$1,359,902
Liabilities:
Derivative instruments	$—	$4,062	$—	$4,062
Total liabilities measured at fair value	$—	$4,062	$—	$4,062

(1)	Excluded from the table above are limited partnerships of $50.8 million at December 31, 2018 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$74,379	$74,379	$65,818	$65,818
7.75% Subordinated Notes due 2045 (1)	96,833	99,913	96,742	92,261
7.875% Subordinated Notes due 2047 (2)	126,112	137,967	126,005	120,597
Total	$297,324	$312,259	$288,565	$278,676

(1)

As of September 30, 2019 and December 31, 2018, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.2 million and $3.3 million, respectively.

(2)

As of September 30, 2019 and December 31, 2018, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.9 million and $4.0 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the quarters ended September 30, 2019 and 2018.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient.  The following table provides the fair value and future funding commitments related to these investments at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	14,732	14,214	17,893	14,214
Distressed Debt Fund, LP (3)	25,320	29,001	32,860	20,500
Total	$40,052	$43,215	$50,753	$34,714

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

GLOBAL INDEMNITY LIMITED

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability company and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income or loss associated with these limited liability companies or limited partnerships, which is reflected in the consolidated statements of operations, was $1.3 million and $1.6 million for the quarters ended September 30, 2019 and 2018, respectively, and $1.4 million and $5.2 million during the nine months ended September 30, 2019 and 2018, respectively.

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

•

Data from commercial vendors is aggregated with market information, then converted into an option adjusted spread “OAS” matrix and prepayment model used for commercial mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above.  For asset-backed securities, spread data is derived from trade prices, dealer quotations, and research reports.  For both asset classes, evaluations utilize standard inputs plus new issue data, and collateral performance.  The evaluated pricing models incorporate cash flows, broker quotes, market trades, historical prepayment speeds, and dealer projected speeds.

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

During the quarters and nine months ended September 30, 2019 and 2018, the Company has not adjusted quotes or prices obtained from the pricing vendors.

GLOBAL INDEMNITY LIMITED

5.	Income Taxes

As of September 30, 2019, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 26.01% for companies with a registered office in Luxembourg City, 1.0% to 2.5% in Barbados, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

Quarter Ended September 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$19,980	$137,197	$—	$157,177
Net premiums written	$19,990	$118,846	$—	$138,836
Net premiums earned	$19,512	$113,800	$—	$133,312
Net investment income	7,212	7,732	(3,596)	11,348
Net realized investment gains (losses)	375	(3,065)	—	(2,690)
Other income (loss)	(234)	498	—	264
Total revenues	26,865	118,965	(3,596)	142,234
Losses and Expenses:
Net losses and loss adjustment expenses	7,628	65,955	—	73,583
Acquisition costs and other underwriting expenses	6,201	47,165	—	53,366
Corporate and other operating expenses	1,514	2,344	—	3,858
Interest expense	351	8,268	(3,596)	5,023
Income (loss) before income taxes	$11,171	$(4,767)	$—	$6,404

Quarter Ended September 30, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$9,361	$126,245	$—	$135,606
Net premiums written	$9,356	$106,877	$—	$116,233
Net premiums earned	$30,220	$90,308	$—	$120,528
Net investment income	12,013	7,204	(7,467)	11,750
Net realized investment gains (losses)	(273)	5,592	—	5,319
Other income (loss)	(82)	493	—	411
Total revenues	41,878	103,597	(7,467)	138,008
Losses and Expenses:
Net losses and loss adjustment expenses	14,877	65,616	—	80,493
Acquisition costs and other underwriting expenses	13,188	35,492	—	48,680
Corporate and other operating expenses	1,237	2,238	—	3,475
Interest expense	356	12,035	(7,467)	4,924
Income (loss) before income taxes	$12,220	$(11,784)	$—	$436

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$69,588	$409,111	$—	$478,699
Net premiums written	$69,591	$351,730	$—	$421,321
Net premiums earned	$52,798	$330,804	$—	$383,602
Net investment income	22,254	20,824	(10,685)	32,393
Net realized investment gains	1,768	9,522	—	11,290
Other income (loss)	(256)	1,530	—	1,274
Total revenues	76,564	362,680	(10,685)	428,559
Losses and Expenses:
Net losses and loss adjustment expenses	24,076	177,903	—	201,979
Acquisition costs and other underwriting expenses	16,556	137,087	—	153,643
Corporate and other operating expenses	4,822	6,880	—	11,702
Interest expense	1,059	24,714	(10,685)	15,088
Income before income taxes	$30,051	$16,096	$—	$46,147

Nine Months Ended September 30, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$39,976	$378,694	$—	$418,670
Net premiums written	$39,970	$320,587	$—	$360,557
Net premiums earned	$115,353	$227,094	$—	$342,447
Net investment income	39,527	21,428	(26,847)	34,108
Net realized investment gains (losses)	(437)	8,270	—	7,833
Other income (loss)	(179)	1,468	—	1,289
Total revenues	154,264	258,260	(26,847)	385,677
Losses and Expenses:
Net losses and loss adjustment expenses	48,210	147,216	—	195,426
Acquisition costs and other underwriting expenses	50,475	90,721	—	141,196
Corporate and other operating expenses	10,550	13,103	—	23,653
Interest expense	6,749	34,823	(26,847)	14,725
Income (loss) before income taxes	$38,280	$(27,603)	$—	$10,677

The following table summarizes the components of income tax benefit:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Current income tax expense (benefit):
Foreign	$(17)	$62	$(35)	$326
U.S. Federal	—	(732)	—	—
Total current income tax expense (benefit)	(17)	(670)	(35)	326
Deferred income tax expense (benefit):
U.S. Federal	(300)	(2,622)	5,198	(6,270)
Total deferred income tax expense (benefit)	(300)	(2,622)	5,198	(6,270)
Total income tax expense (benefit)	$(317)	$(3,292)	$5,163	$(5,944)

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY LIMITED

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2019		2018
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(1,001)	(15.6%)	$(2,494)	(571.9%)
Adjustments:
Tax exempt interest	—	—	—	—
Dividend exclusion	(33)	(0.5)	(68)	(15.6)
Base Erosion Anti-Abuse Tax	—	—	(731)	(167.7)
Non-deductible interest	695	10.8	—	—
Other	22	0.3	1	0.2
Effective income tax benefit	$(317)	(5.0%)	$(3,292)	(755.0%)

The effective income tax benefit rate for the quarter ended September 30, 2019 was 5.0%, compared with an effective income tax benefit rate of 755.0% for the quarter ended September 30, 2018. The decrease in the effective income tax benefit rate in the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 is due to higher pretax income in the U.S. in 2019.

	Nine Months Ended September 30,
	2019		2018
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$3,380	7.3%	$(5,527)	(51.8%)
Adjustments:
Tax exempt interest	(1)	—	(5)	—
Dividend exclusion	(256)	(0.6)	(203)	(1.9)
Base Erosion Anti-Abuse Tax	—	—	—	—
Non-deductible interest	2,063	4.5	—	—
Other	(23)	—	(209)	(2.0)
Effective income tax expense (benefit)	$5,163	11.2%	$(5,944)	(55.7%)

The effective income tax expense rate for the nine months ended September 30, 2019 was 11.2%, compared with an effective income tax benefit rate of 55.7% for the nine months ended September 30, 2018. The increase in the effective income tax expense rate in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is due to higher pretax income in the U.S. in 2019.

The Company has a net operating loss (“NOL”) carryforward of $24.7 million as of September 30, 2019, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2018 was $29.5 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $11.1 million as of September 30, 2019 and December 31, 2018, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017.  The Tax Cuts and Jobs Act repealed the corporate AMT.  The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021.

GLOBAL INDEMNITY LIMITED

6.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$608,773	$613,670	$680,031	$634,664
Less: Ceded reinsurance receivables	59,834	91,397	109,342	97,243
Net balance at beginning of period	548,939	522,273	570,689	537,421
Incurred losses and loss adjustment expenses related to:
Current year	80,533	92,469	225,022	222,916
Prior years	(6,950)	(11,976)	(23,043)	(27,490)
Total incurred losses and loss adjustment expenses	73,583	80,493	201,979	195,426
Paid losses and loss adjustment expenses related to:
Current year	47,290	53,121	102,806	103,695
Prior years	20,789	27,312	115,419	106,819
Total paid losses and loss adjustment expenses	68,079	80,433	218,225	210,514
Net balance at end of period	554,443	522,333	554,443	522,333
Plus: Ceded reinsurance receivables	78,844	86,274	78,844	86,274
Balance at end of period	$633,287	$608,607	$633,287	$608,607

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2019, the Company reduced its prior accident year loss reserves by $7.0 million, which consisted of a $5.2 million decrease related to Commercial Specialty, $1.3 million decrease related to Specialty Property, $1.2 million decrease related to Farm, Ranch, & Stable, and a $0.7 million increase related to Reinsurance Operations.

The $5.2 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $4.4 million reduction in aggregate with $0.5 million of favorable development in the construction defect reserve category and $3.9 million of favorable development in the other general liability reserve categories.  The decreases in the construction defect reserve category recognize lower than expected claims severity primarily in the 2004 through 2009, 2011 and 2012 accident years, partially offset by increases in the 2010 and 2016 accident years.  For the other general liability reserve categories, lower than anticipated claims severity was the primary driver of the favorable development mainly in accident years 1999 through 2014 accident years, partially offset by increases in the 2016 and 2017 accident years.

•	Commercial Auto Liability: A $0.6 million decrease in total, primarily in the 2012, 2013 and 2016 accident years. The decreases recognize lower than anticipated claims severity.

GLOBAL INDEMNITY LIMITED

The $1.3 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

General Liability:  A $0.4 million decrease in aggregate primarily recognizes lower than anticipated claims severity mostly in the 2015, 2016 and 2018 accident years, partially offset by increases in the 2010, 2014 and 2017 accident years, recognizing higher than expected claims severity.

•

Property: A $0.9 million reduction recognizes an additional $0.6 million decrease in the catastrophe reserve category for anticipated subrogation recoveries from the California Camp wildfire loss in the 2018 accident year and a $0.2 million decrease in the 2017 accident year, mainly recognizing lower than expected claims severity.

The $1.2 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $1.1 million decrease primarily reflects ceded recoveries from a second accident quarter catastrophe in the 2018 accident year.

The $0.7 million increase in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Property:  A $0.7 million increase primarily in the 2012 and 2015 through 2017 accident years, partially offset by decreases in the 2011, 2014 and 2018 accident years.  The accident year changes were based on a review of the experience reported from cedants.

During the third quarter of 2018, the Company reduced its prior accident year loss reserves by $12.0 million, which consisted of a $1.2 million decrease related to Commercial Specialty, a $5.2 million decrease related to Specialty Property, a $2.3 million decrease related to Farm, Ranch, & Stable, and a $3.3 million decrease related to Reinsurance Operations.

The $1.2 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

Commercial Auto Liability:   A $1.1 million decrease primarily due to a $1.5 million reduction in the 2013 accident year resulting from lower than anticipated claims severity, partially offset by a $0.4 million increase in the 2015 accident year reflecting higher than expected case incurred emergence.

The $5.2 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

General Liability:  A $1.5 million reduction primarily in accident years 2011 through 2014 and 2017, partially offset by an increase in the 2015 accident year.  The reductions mainly reflect lower than anticipated claims severity.

•	Property: A $3.7 million reduction primarily recognizes lower than expected claims severity in the 2014 through 2017 accident years.

The $2.3 million decrease of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $0.4 million decrease primarily in the 2014, 2016 and 2017 accident years mainly from lower than expected claims severity.

•	Liability: A $1.8 million reduction primarily in the 2014 through 2017 accident years mainly recognizes lower than anticipated claims severity.

The $3.3 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2007, 2009 through 2012 and 2014 through 2016 partially offset by an increase in the 2017 accident year.  The accident year changes were based on a review of the experience reported from cedants.

During the first nine months of 2019, the Company reduced its prior accident year loss reserves by $23.0 million, which consisted of a $12.1 million decrease related to Commercial Specialty, $10.5 million decrease related to Specialty Property,

GLOBAL INDEMNITY LIMITED

$4.0 million decrease related to Farm, Ranch, & Stable, and a $3.5 million increase related to Reinsurance Operations.

The $12.1 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $9.6 million reduction in aggregate with $1.0 million of favorable development in the construction defect reserve category and $8.6 million of favorable development in the other general liability reserve categories.  The decreases in the construction defect reserve category recognize lower than expected claims frequency and severity in the 2004 through 2009, 2011 and 2012 accident years, partially offset by increases in the 2010 and 2016 accident years.  For the other general liability reserve categories, lower than anticipated claims severity was the primary driver of the favorable development mainly in accident years 1999 through 2014, 2016 and 2017, partially offset by increases in the 2015 and 2018 accident years which reflects higher than expected claims severity.

•	Commercial Auto Liability: A $1.4 million decrease in total, primarily in the 2000 through 2002, 2010, 2012 and 2013 accident years. The decreases recognize lower than anticipated claims severity.
•

Property:  A $0.9 million decrease in aggregate mainly recognizes lower than anticipated claims severity primarily in the 2012 through 2017 accident years, partially offset by increases in the 2010 and 2018 accident years.

•	Professional: A $1.1 million decrease primarily in the 2009 and 2010 accident years reflects lower than expected claims severity.
•

Reinsurance:  A $1.0 million increase was recognized based on a review of expected ceded recoverables by reinsurer.  The increase was primarily in the general liability reserve categories and older accident years.

The $10.5 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

Property: A $10.1 million reduction recognizes an $8.9 million decrease in the catastrophe reserve category for subrogation recoveries from the California Camp wildfire loss in the 2018 accident year.  The remaining $1.2 million decrease was primarily in the 2016 and 2017 accident years, mainly recognizing lower than expected claims severity.

•

General Liability:  A $0.4 million decrease in aggregate primarily recognizes lower than anticipated claims severity mostly in the 2015 and 2016 accident years, partially offset by increases in the 2010 and 2017 accident years, recognizing higher than expected claims severity.

The $4.0 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•

Liability:  A $1.7 million decrease in total, mainly recognizes lower than expected claims severity in the 2016 and 2017 accident years, partially offset by increases in the 2013 through 2015 accident years.

•

Property:  A $2.2 million reduction in aggregate recognizes a $2.0 million decrease in the 2018 accident year which is comprised of a $1.1 million decrease reflecting ceded recoveries from a second accident quarter catastrophe and a $0.9 million decrease reflecting lower than expected claims frequency and severity.  Decreases in the 2015 through 2017 accident years primarily reflects lower than expected claims severity, partially offset by an increase in the 2013 accident year.

The $3.5 million increase in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Property:  A $3.8 million increase in aggregate reflects an increase of $7.6 million in the 2018 accident year for Typhoon Jebi and decreases totaling $4.1 million in the 2010 through 2017 accident years.

•

Professional:  A $0.3 million decrease primarily in the 2008 and 2010 accident years, partially offset by an increase in the 2007 accident year based on a review of the experience reported from the cedants.

During the first nine months of 2018, the Company reduced its prior accident year loss reserves by $27.5 million, which consisted of a $9.1 million decrease related to Commercial Specialty, $7.0 million decrease related to Specialty Property,

GLOBAL INDEMNITY LIMITED

$3.6 million decrease related to Farm, Ranch, & Stable, and a $7.8 million decrease related to Reinsurance Operations.

The $9.1 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

The $7.0 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

General Liability:  A $1.5 million reduction primarily in accident years 2011 through 2014, 2016 and 2017, partially offset by an increase in the 2015 accident year.  The reductions mainly reflect lower than anticipated claims severity.

•	Property: A $5.5 million reduction primarily in the 2014 through 2017 accident years mainly reflects lower than anticipated claims severity.

The $3.6 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $1.4 million reduction primarily in the 2015 through 2017 accident years mainly reflects lower than anticipated claims severity.

•

Liability:  A $2.2 million decrease primarily in the 2012, 2014, 2016 and 2017 accident years, partially offset by increases in the 2007 and 2013 accident years.  The decreases mainly recognize lower than expected claims severity.

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

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 2 months to 11 years.  Some building leases have options to extend, terminate, or retract the leased area.  The Company did not factor in term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

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

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

(Dollars in thousands)	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$819	$2,460
Short-term lease expense	2	7
Total lease expense	$821	$2,467

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$1,804
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14,163

GLOBAL INDEMNITY LIMITED

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	September 30, 2019
Assets:
Operating lease assets	Other assets	$23,360

Liabilities:
Operating lease liabilities	Other liabilities	$24,121

Weighted-average remaining lease term
Operating leases		9.9 years

Weighted-average discount rate
Operating leases (1)		2.7%

(1)	Represents the Company’s incremental borrowing rate

At September 30, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2019 (1)	$731
2020	1,942
2021	2,779
2022	2,659
2023	2,702
Thereafter	16,888
Total future minimum lease payments	$27,701
Less: amount representing interest	3,580
Present value of minimum lease payments	$24,121

(1)Excludes the nine months ended September 30, 2019

8.	Shareholders’ Equity

There were no A ordinary shares that were surrendered or repurchased during the quarters ended September 30, 2019 and 2018.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the nine months ended September 30, 2019:

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

There were no B ordinary shares that were surrendered or repurchased during the quarters and nine months ended September 30, 2019 or 2018.

As of September 30, 2019, the Company’s A ordinary shares were held by approximately 225 shareholders of record.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends

Dividend payments of $0.25 per ordinary share per quarter were declared during the nine months ended September 30, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Paid ($ in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
September 15, 2019	September 26, 2019	October 2, 2019	3,528
Various (1)	Various	Various	191
Total			$10,765

(1)	Represents dividends declared on unvested shares, net of forfeitures.

Dividend payments of $0.25 per ordinary share per quarter were declared during the nine months ended September 30, 2018 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Paid ($ in thousands)
March 4, 2018	March 21, 2018	March 29, 2018	$3,499
June 3, 2018	June 22, 2018	June 29, 2018	3,502
September 16, 2018	September 27, 2018	October 1, 2018	3,504
Various (1)	Various	Various	151
Total			$10,656
(1)	Represents dividends declared on unvested shares, net of forfeitures.

As of September 30, 2019 and December 31, 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $3.8 million and $0.2 million, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for more information on the Company’s dividend program.

GLOBAL INDEMNITY LIMITED

9.	Related Party Transactions

Fox Paine

Pursuant to the Company’s Memorandum and Articles of Association, amended and restated as of November 4, 2016, the “Fox Paine Funds” (collectively, U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International, L.P.) have the right to appoint a number of directors equal in aggregate to the Fox Paine Entities’ percentage beneficial ownership of voting shares of Global Indemnity for so long as the Fox Paine Entities beneficially own shares representing an aggregate of 25% or more of the voting power in Global Indemnity. The Fox Paine Funds and “FM Entities” (Fox Mercury Investments, L.P. and certain of its affiliates) (the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC, collectively referred to as the “Fox Paine Entities”) beneficially own shares representing approximately 80% and 2%, respectively, of the voting power of Global Indemnity as of September 30, 2019, and the Fox Paine Funds have the right to appoint seven of our eight current directors.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  The Company incurred management fees of $0.5 million and $0.6 million during the quarters ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.6 million during the nine months ended September 30, 2019 and 2018, respectively, as part of the annual management fee paid to Fox Paine & Company, LLC. As of September 30, 2019, accrued management fees, which were included in other liabilities on the consolidated balance sheets, were $0.2 million. As of December 31, 2018, prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.4 million.

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

Fox Paine & Company, LLC acted as financial advisor to the Company's affiliated group in connection with the design, structuring and implementation of the Reorganization.  Fox Paine & Company, LLC’s services for the Company’s affiliated group in connection with the Reorganization were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million, which was paid in June 2018.  No advisory fees in connection with the Reorganization were incurred during the quarter and nine months ended September 30, 2019.   As with each of the Company's transactions with Fox Paine & Company, LLC, this transaction was reviewed and approved by the Company's Audit Committee and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Audit Committee and recused himself from the Board of Directors’ deliberations), and, in connection with its review and approval of this transaction, the Audit Committee also engaged its own investment banking firm for advice.

Illiquid Investment Fund Divestiture Fee

On December 21, 2018, GIGI exited an investment in a private credit fund pursuant to a sale of GIGI’s investment to third parties at par plus accrued interest. Fox Paine & Company, LLC provided services to GIGI in connection with the sale, including conducting due diligence to evaluate the private fund, recommending that GIGI withdraw from the private fund, and conducting extended negotiations with the private fund to secure GIGI’s withdrawal from the private fund on favorable

GLOBAL INDEMNITY LIMITED

terms. Fox Paine & Company, LLC’s services for GIGI in connection with the sale were performed during the second, third, and fourth quarters of 2018. The total fee for these services was $2.0 million which was paid in May 2019.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of September 30, 2019, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of September 30, 2019, the Company has funded $21.0 million of this commitment leaving $29.0 million as unfunded.

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

No stock options were awarded during the quarters ended September 30, 2019 and 2018 or the nine months ended September 30, 2019.  Other than the Tranche 3 Options granted to Ms. Valko, no additional stock options were awarded during the nine months ended September 30, 2018. No unvested stock options were forfeited during the quarters and nine months ended September 30, 2019 or 2018.

GLOBAL INDEMNITY LIMITED

Restricted Shares / Restricted Stock Units

There were no restricted shares or restricted stock units that were granted during the quarters ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, the Company granted 36,180 restricted A ordinary shares, with a weighted average grant date value of $35.82 per share, to key employees under the Plan.   9,063 of these shares vested immediately.  27,117 of these shares will vest as follows:

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

In addition, the Company granted 175,498 restricted stock units with a weighted average grant date value of $30.18 per unit, to key employees under the Plan.  These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0%, and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

During the nine months ended September 30, 2018, the Company granted 38,778 restricted A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.  11,843 of these shares vested immediately. The remainder will vest as follows:

•	16.5% vested on January 1, 2019. 16.5% and 17.0% of the restricted stock will vest on January 1, 2020 and January 1, 2021, respectively.
•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

There were no restricted stock units that were granted during the nine months ended September 30, 2018.

During the quarters ended September 30, 2019 and 2018, the Company granted 19,275 and 7,049 A ordinary shares, respectively, at a weighted average grant date value of $24.97 and $37.70 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2019 and 2018, the Company granted 50,661 and 23,983 A ordinary shares, respectively, at a weighted average grant date value of $28.50 and $36.90 per share, respectively, to non-employee directors of the Company under the Plan.  All of the shares granted to non-employee directors of the Company in 2019 and 2018 were fully vested but are subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Net income	$6,721	$3,728	$40,984	$16,621
Basic earnings per share:
Weighted average shares outstanding – basic	14,202,859	14,100,180	14,181,530	14,082,698
Net income per share	$0.47	$0.26	$2.89	$1.18
Diluted earnings per share:
Weighted average shares outstanding – diluted	14,327,757	14,346,585	14,328,861	14,321,113
Net income per share	$0.47	$0.26	$2.86	$1.16

GLOBAL INDEMNITY LIMITED

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares for basic earnings per share	14,202,859	14,100,180	14,181,530	14,082,698
Non-vested restricted stock	23,059	83,882	19,201	74,768
Non-vested restricted stock units	-	-	2,954	-
Options	101,839	162,523	125,176	163,647
Weighted average shares for diluted earnings per share	14,327,757	14,346,585	14,328,861	14,321,113

The weighted average shares outstanding used to determine dilutive earnings per share does not include 500,000 shares and 600,000 shares for the quarters ended September 30, 2019 and 2018, respectively, and 500,000 shares and 600,000 shares for the nine months ended September 30, 2019 and 2018, respectively, which were deemed to be anti-dilutive.

The weighted average shares outstanding used to determine dilutive earnings per share also does not include 175,498 restricted stock units for the quarter ended September 30, 2019, which were deemed to be anti-dilutive.  There were no restricted stock units which were deemed to be anti-dilutive for the quarter ended September 30, 2018 and the nine months ended September 30, 2019 and 2018.

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

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company now reports Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter and nine months ended September 30, 2018 have been revised to reflect these changes.

GLOBAL INDEMNITY LIMITED

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2019 and 2018:

Quarter Ended September 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$73,175		$42,611	(4)	$21,410		$19,981		$157,177
Net premiums written	$62,925		$37,628		$18,294		$19,989		$138,836
Net premiums earned	$60,869		$34,554		$18,377		$19,512		$133,312
Other income (loss)	—		465		34		(235)		264
Total revenues	60,869		35,019		18,411		19,277		133,576
Losses and Expenses:
Net losses and loss adjustment expenses	27,389		25,997		10,939		9,258		73,583
Acquisition costs and other underwriting expenses	24,820		14,571		7,776		6,199		53,366
Income (loss) from segments	$8,660		$(5,549)		$(304)		$3,820		$6,627
Unallocated Items:
Net investment income									11,348
Net realized investment loss									(2,690)
Corporate and other operating expenses									(3,858)
Interest expense									(5,023)
Income before income taxes									6,404
Income tax benefit									317
Net income									6,721
Total assets	$864,154		$366,162		$197,164		$656,676	(3)	$2,084,156

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(4)	Includes ($23) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Quarter Ended September 30, 2018 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$63,177		$43,912	(7)	$19,160		$9,357		$135,606
Net premiums written	$56,161		$32,023		$18,696		$9,353		$116,233
Net premiums earned	$56,352		$31,581		$19,260		$13,335		$120,528
Other income (loss)	—		457		36		(82)		411
Total revenues	56,352		32,038		19,296		13,253		120,939
Losses and Expenses:
Net losses and loss adjustment expenses	31,899		30,474		10,842		7,278		80,493
Acquisition costs and other underwriting expenses	22,533	(3)	12,781	(4)	8,259	(5)	5,107		48,680
Income (loss) from segments	$1,920		$(11,217)		$195		$868		$(8,234)
Unallocated Items:
Net investment income									11,750
Net realized investment gain									5,319
Corporate and other operating expenses									(3,475)
Interest expense									(4,924)
Income before income taxes									436
Income tax benefit									3,292
Net income									3,728

Total assets	$874,059		$341,983		$184,144		$557,860	(6)	$1,958,046

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $77 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $64 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $28 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(7)	Includes ($3) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

GLOBAL INDEMNITY LIMITED

Nine Months Ended September 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$214,467		$128,771	(4)	$65,872		$69,589		$478,699
Net premiums written	$185,202		$110,668		$55,861		$69,590		$421,321
Net premiums earned	$173,215		$104,740		$52,849		$52,798		$383,602
Other income (loss)	—		1,406		96		(228)		1,274
Total revenues	173,215		106,146		52,945		52,570		384,876
Losses and Expenses:
Net losses and loss adjustment expenses	81,731		57,611		32,203		30,434		201,979
Acquisition costs and other underwriting expenses	70,522		44,163		22,403		16,555		153,643
Income (loss) from segments	$20,962		$4,372		$(1,661)		$5,581		$29,254
Unallocated Items:
Net investment income									32,393
Net realized investment gain									11,290
Corporate and other operating expenses									(11,702)
Interest expense									(15,088)
Income before income taxes									46,147
Income tax expense									(5,163)
Net income									40,984

Total assets	$864,154		$366,162		$197,164		$656,676	(3)	$2,084,156

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(4)	Includes ($200) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

Nine Months Ended September 30, 2018 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross premiums written	$186,923		$132,286	(7)	$59,496		$39,965		$418,670
Net premiums written	$165,817		$101,542		$53,239		$39,959		$360,557
Net premiums earned	$155,966		$98,977		$52,356		$35,148		$342,447
Other income (loss)	—		1,343		125		(179)		1,289
Total revenues	155,966		100,320		52,481		34,969		343,736
Losses and Expenses:
Net losses and loss adjustment expenses	82,023		69,563		29,383		14,457		195,426
Acquisition costs and other underwriting expenses	62,789	(3)	42,548	(4)	22,898	(5)	12,961		141,196
Income (loss) from segments	$11,154		$(11,791)		$200		$7,551		$7,114
Unallocated Items:
Net investment income									34,108
Net realized investment gain									7,833
Corporate and other operating expenses									(23,653)
Interest expense									(14,725)
Income before income taxes									10,677
Income tax benefit									5,944
Net income									16,621

Total assets	$874,059		$341,983		$184,144		$557,860	(6)	$1,958,046

GLOBAL INDEMNITY LIMITED

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $367 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $298 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $137 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Comprised of Global Indemnity Reinsurance’s total assets less its investment in subsidiaries.
(7)	Includes ($1,859) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.
14.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at September 30, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters and nine months ended September 30, 2019 and 2018, and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018.  Global Indemnity Group, Inc. (“GIGI”) is a 100% owned subsidiary of the Company.  See Note 11 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2018 Annual Report on Form 10-K for information on the Company’s debt obligations.

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$47,732	$255,817	$1,233,305	$—	$1,536,854
Cash and cash equivalents	3,604	22,966	51,611	—	78,181
Investments in subsidiaries	1,195,308	335,425	15,264	(1,545,997)	—
Due from subsidiaries and affiliates	314	(24,170)	23,856	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	4,731	17,258	(21,989)	—
Premiums receivable, net	—	—	112,992	—	112,992
Reinsurance receivables, net	—	—	83,012	—	83,012
Funds held by ceding insurers	—	—	48,751	—	48,751
Federal income taxes receivable	—	12,461	(1,325)	—	11,136
Deferred federal income taxes	—	38,847	(2,368)	—	36,479
Deferred acquisition costs	—	—	70,861	—	70,861
Intangible assets	—	—	21,623	—	21,623
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	17,763	—	17,763
Receivable for securities sold	—	59	(59)	—	-
Other assets	7,013	14,770	45,255	(7,055)	59,983
Total assets	$1,253,971	$740,955	$2,592,128	$(2,502,898)	$2,084,156

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$633,287	$—	$633,287
Unearned premiums	—	—	316,797	—	316,797
Ceded balances payable	—	—	36,431	—	36,431
Payable for securities purchased	—	—	848	—	848
Contingent commissions	—	—	10,035	—	10,035
Debt	—	304,379	—	(7,055)	297,324
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	20,131	—	1,858	(21,989)	—
Other liabilities	5,958	19,002	57,090	—	82,050
Total liabilities	546,587	725,691	1,061,395	(956,901)	1,376,772

Shareholders’ equity
Total shareholders’ equity	707,384	15,264	1,530,733	(1,545,997)	707,384

Total liabilities and shareholders’ equity	$1,253,971	$740,955	$2,592,128	$(2,502,898)	$2,084,156

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$55,377	$233,479	$1,121,799	$—	$1,410,655
Cash and cash equivalents	2,221	26,039	71,237	—	99,497
Investments in subsidiaries	1,105,032	296,357	(19,922)	(1,381,467)	—
Due from subsidiaries and affiliates	584	(2,133)	1,549	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	3,869	17,425	(21,294)	—
Premiums receivable, net	—	—	87,679	—	87,679
Reinsurance receivables, net	—	—	114,418	—	114,418
Funds held by ceding insurers	—	—	49,206	—	49,206
Federal income taxes receivable	—	4,631	6,235	—	10,866
Deferred federal income taxes	—	44,481	4,108	—	48,589
Deferred acquisition costs	—	—	61,676	—	61,676
Intangible assets	—	—	22,020	—	22,020
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	20,594	—	20,594
Receivable for securities sold	—	—	15	—	15
Other assets	8,461	5,085	22,237	(7,253)	28,530
Total assets	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$680,031	$—	$680,031
Unearned premiums	—	—	281,912	—	281,912
Ceded balances payable	—	—	14,994	—	14,994
Contingent commissions	—	—	10,636	—	10,636
Debt	—	295,818	—	(7,253)	288,565
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,499	—	1,795	(21,294)	—
Other liabilities	2,619	13,651	38,799	—	55,069
Total liabilities	542,616	711,779	1,033,216	(956,404)	1,331,207

Shareholders’ equity
Total shareholders’ equity	629,059	(19,922)	1,401,389	(1,381,467)	629,059

Total liabilities and shareholders’ equity	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$133,312	$—	$133,312
Net investment income	393	2,798	8,442	(285)	11,348
Net realized investment gains (losses)	(101)	(3,525)	936	—	(2,690)
Other income	—	—	264	—	264
Total revenues	292	(727)	142,954	(285)	142,234
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	73,583	—	73,583
Acquisition costs and other underwriting expenses	—	—	53,366	—	53,366
Corporate and other operating expenses	1,320	2,159	379	—	3,858
Interest expense	278	4,957	73	(285)	5,023
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(1,306)	(7,843)	15,553	—	6,404
Equity in net income (loss) of subsidiaries	8,027	1,699	(4,462)	(5,264)	—
Income (loss) before income taxes	6,721	(6,144)	11,091	(5,264)	6,404
Income tax expense (benefit)	—	(1,682)	1,365	—	(317)
Net income (loss)	$6,721	$(4,462)	$9,726	$(5,264)	$6,721

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
Condensed Consolidating Statements of Operations for the Quarter Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$120,528	$—	$120,528
Net investment income	146	2,492	18,318	(9,206)	11,750
Net realized investment gains (losses)	(101)	5,321	99	—	5,319
Other income (loss)	—	(12)	423	—	411
Total revenues	45	7,801	139,368	(9,206)	138,008
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	80,493	—	80,493
Acquisition costs and other underwriting expenses	—	—	48,680	—	48,680
Corporate and other operating expenses	982	2,089	404	—	3,475
Interest expense	2,017	12,035	78	(9,206)	4,924
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(2,954)	(6,323)	9,713	-	436
Equity in net income (loss) of subsidiaries	6,682	(3,995)	(8,434)	5,747	—
Income (loss) before income taxes	3,728	(10,318)	1,279	5,747	436
Income tax benefit	—	(1,884)	(1,408)	—	(3,292)
Net Income (loss)	$3,728	$(8,434)	$2,687	$5,747	$3,728

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$383,602	$—	$383,602
Net investment income	1,764	5,743	25,747	(861)	32,393
Net realized investment gains	298	7,969	3,023	—	11,290
Other income	—	30	1,244	—	1,274
Total revenues	2,062	13,742	413,616	(861)	428,559
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	201,979	—	201,979
Acquisition costs and other underwriting expenses	—	—	153,643	—	153,643
Corporate and other operating expenses	4,306	6,406	990	—	11,702
Interest expense	829	14,875	245	(861)	15,088
Income (loss) before equity in net income of subsidiaries and income taxes	(3,073)	(7,539)	56,759	—	46,147
Equity in net income of subsidiaries	44,057	16,597	10,903	(71,557)	—
Income before income taxes	40,984	9,058	67,662	(71,557)	46,147
Income tax expense (benefit)	—	(1,845)	7,008	—	5,163
Net income	$40,984	$10,903	$60,654	$(71,557)	$40,984

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net premiums earned	$—	$—	$342,447	$—	$342,447
Net investment income	483	8,404	58,258	(33,037)	34,108
Net realized investment gains (losses)	(121)	8,167	(213)	—	7,833
Other income	—	—	1,289	—	1,289
Total revenues	362	16,571	401,781	(33,037)	385,677
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	195,426	—	195,426
Acquisition costs and other underwriting expenses	—	—	141,196	—	141,196
Corporate and other operating expenses	9,959	12,734	960	—	23,653
Interest expense	12,715	34,773	274	(33,037)	14,725
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(22,312)	(30,936)	63,925	—	10,677
Equity in net income (loss) of subsidiaries	38,933	6,770	(21,335)	(24,368)	—
Income (loss) before income taxes	16,621	(24,166)	42,590	(24,368)	10,677
Income tax expense (benefit)	—	(2,831)	(3,226)	113	(5,944)
Net income (loss)	$16,621	$(21,335)	$45,816	$(24,481)	$16,621

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$6,721	$(4,462)	$9,726	$(5,264)	$6,721

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	—	—	9,421	—	9,421
Equity in other comprehensive income of unconsolidated subsidiaries	8,772	4,711	4,703	(18,186)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(2)	—	(2)
Reclassification adjustment for gains included in net income	—	(8)	(839)	—	(847)
Unrealized foreign currency translation gains	—	—	200	—	200
Other comprehensive income, net of tax	8,772	4,703	13,483	(18,186)	8,772

Comprehensive income, net of tax	$15,493	$241	$23,209	$(23,450)	$15,493

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$3,728	$(8,434)	$2,687	$5,747	$3,728

Other comprehensive income (loss), net of tax:
Unrealized holding losses	(63)	(845)	(716)	—	(1,624)
Equity in other comprehensive loss of unconsolidated subsidiaries	(1,392)	(603)	(789)	2,784	—
Portion of other-than-temporary impairment losses recognized in other comprehensive loss	—	—	7	—	7
Reclassification adjustment for (gains) losses included in net income (loss)	101	659	(43)	—	717
Unrealized foreign currency translation losses	—	—	(454)	—	(454)
Other comprehensive loss, net of tax	(1,354)	(789)	(1,995)	2,784	(1,354)

Comprehensive income (loss), net of tax	$2,374	$(9,223)	$692	$8,531	$2,374

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$40,984	$10,903	$60,654	$(71,557)	$40,984

Other comprehensive income, net of tax:	—	—	—	—
Unrealized holding gains	880	1,567	46,436	—	48,883
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	46,226	24,201	26,003	(96,430)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(4)	—	(4)
Reclassification adjustment for (gains) losses included in net income	(561)	235	(2,339)	—	(2,665)
Unrealized foreign currency translation gains	—	—	331	—	331
Other comprehensive income, net of tax	46,545	26,003	70,427	(96,430)	46,545

Comprehensive income, net of tax	$87,529	$36,906	$131,081	$(167,987)	$87,529

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$16,621	$(21,335)	$45,816	$(24,481)	$16,621

Other comprehensive loss, net of tax:
Unrealized holding losses	(210)	(2,930)	(19,492)	—	(22,632)
Equity in other comprehensive loss of unconsolidated subsidiaries	(22,695)	(9,633)	(11,515)	43,843	—
Portion of other-than-temporary impairment losses recognized in other comprehensive losses	—	—	(1)	—	(1)
Reclassification adjustment for losses included in net income (loss)	121	1,048	234	—	1,403
Unrealized foreign currency translation losses	—	—	(1,554)	—	(1,554)
Other comprehensive loss, net of tax	(22,784)	(11,515)	(32,328)	43,843	(22,784)

Comprehensive income (loss), net of tax	$(6,163)	$(32,850)	$13,488	$19,362	$(6,163)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,718	$2,593	$41,619	$45,930

Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	101,525	492,131	642,049
Proceeds from sale of equity securities	7,300	198,912	—	206,212
Proceeds from maturity of fixed maturities	—	—	113,480	113,480
Proceeds from other invested assets	3,161	11,040	—	14,201
Amounts paid in connection with derivatives	—	(12,516)	—	(12,516)
Purchases of fixed maturities	(10,548)	(24,280)	(666,856)	(701,684)
Purchases of equity securities	(40,564)	(285,408)	—	(325,972)
Purchases of other invested assets	—	(3,500)	—	(3,500)
Net cash provided by (used for) investing activities	7,742	(14,227)	(61,245)	(67,730)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	8,561	—	8,561
Dividends paid to shareholders	(7,130)	—	—	(7,130)
Purchase of A ordinary shares	(947)	—	—	(947)
Net cash provided by (used for) financing activities	(8,077)	8,561	—	484

Net change in cash and cash equivalents	1,383	(3,073)	(19,626)	(21,316)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$3,604	$22,966	$51,611	$78,181

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows at September 30, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, Inc. (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(19,280)	$(618)	$65,769	$45,871

Cash flows from investing activities:
Proceeds from sale of fixed maturities	28,118	44,760	156,484	229,362
Proceeds from sale of equity securities	—	28,141	—	28,141
Proceeds from maturity of fixed maturities	5,431	7,600	30,272	43,303
Proceeds from other invested assets	—	1,058	7,294	8,352
Amounts received in connection with derivatives	—	7,599	—	7,599
Purchases of fixed maturities	(32,933)	(39,314)	(256,755)	(329,002)
Purchases of equity securities	—	(22,931)	—	(22,931)
Purchases of other invested assets	—	(15,800)	—	(15,800)
Acquisition of business	—	(3,515)	—	(3,515)
Net cash provided by (used for) investing activities	616	7,598	(62,705)	(54,491)

Cash flows from financing activities:
Net repayments under margin borrowing facility	—	(12,825)	—	(12,825)
Proceeds / (issuance) of notes to affiliates	230,000	(230,000)	—	—
Debt restructuring	(230,000)	230,000	—	—
Dividends paid to shareholders	(10,510)	—	—	(10,510)
Dividends from subsidiaries	20,000	—	(20,000)	—
Purchase of A ordinary shares	(1,813)	—	—	(1,813)
Net cash provided by (used for) financing activities	7,677	(12,825)	(20,000)	(25,148)

Net change in cash and cash equivalents	(10,987)	(5,845)	(16,936)	(33,768)
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414
Cash and cash equivalents at end of period	$102	$1,904	$38,640	$40,646

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
15.	New Accounting Pronouncements

Accounting Standards Adopted in 2019

In July, 2019, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which updated the U.S. Securities and Exchange Commission (“SEC”) sections of the Codification.  This Update amends certain disclosure requirements which are redundant, duplicative, overlapping, outdated or superseded.  This guidance is effective immediately.  The adoption of this new accounting guidance did not have a material impact to the Company’s financial condition, results of operation, or cash flows.

In February, 2016, the FASB issued new accounting guidance regarding leases.  The new guidance increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In July, 2018, additional accounting guidance was issued which provided entities with an additional and optional transition method when adopting this new standard.  Under this new transition

GLOBAL INDEMNITY LIMITED

method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance sheet of retained earnings. The lease guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted this new accounting guidance on January 1, 2019 using the optional transition method. The Company elected the package of practical expedients permitted under the transition guidance within the new standard.  In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.  Upon adoption, the Company recognized right-of-use lease assets and lease liabilities of $25.3 million and $25.4 million, respectively, and recorded a cumulative effect adjustment, net of tax, of less than $0.1 million to retained earnings.

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

16.Subsequent Events

In October, 2019, the Company entered into a $10 million commitment to purchase an alternative investment vehicle which is comprised of mortgage loans and other real-estate related investments.

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

Recent Developments

During the first nine months of 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, and September 26, 2019.  Dividends paid were $7.1 million during the nine months ended September 30, 2019.   In addition, dividends of $3.5 million were declared in September, 2019 but not paid until October 2, 2019.

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

Global Indemnity Reinsurance signed a new casualty treaty which contributed $8.3 million and $20.1 million of gross premiums written during the quarter and nine months ended September 30, 2019, respectively.

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

The Company’s Specialty Property segment, via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 95 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

The Company’s Farm, Ranch, & Stable segment, via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and major medical industry on an admitted basis.  These insurance products are sold through a group of approximately 205 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

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

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change

Gross premiums written	$157,177	$135,606	15.9%	$478,699	$418,670	14.3%

Net premiums written	$138,836	$116,233	19.4%	$421,321	$360,557	16.9%

Net premiums earned	$133,312	$120,528	10.6%	$383,602	$342,447	12.0%
Other income	264	411	(35.8%)	1,274	1,289	(1.2%)
Total revenues	133,576	120,939	10.4%	384,876	343,736	12.0%

Losses and expenses:
Net losses and loss adjustment expenses	73,583	80,493	(8.6%)	201,979	195,426	3.4%
Acquisition costs and other underwriting expenses	53,366	48,680	9.6%	153,643	141,196	8.8%
Underwriting income (loss)	6,627	(8,234)	(180.5%)	29,254	7,114	311.2%

Net investment income	11,348	11,750	(3.4%)	32,393	34,108	(5.0%)
Net realized investment gains (losses)	(2,690)	5,319	(150.6%)	11,290	7,833	44.1%
Corporate and other operating expenses	(3,858)	(3,475)	11.0%	(11,702)	(23,653)	(50.5%)
Interest expense	(5,023)	(4,924)	2.0%	(15,088)	(14,725)	2.5%
Income before income taxes	6,404	436	NM	46,147	10,677	332.2%

Income tax expense (benefit)	(317)	(3,292)	90.4%	5,163	(5,944)	186.9%
Net income	$6,721	$3,728	80.3%	$40,984	$16,621	146.6%

Underwriting Ratios:
Loss ratio (1):	55.2%	66.8%		52.7%	57.1%
Expense ratio (2)	40.0%	40.4%		40.1%	41.2%
Combined ratio (3)	95.2%	107.2%		92.8%	98.3%

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

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported.  Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office.  In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania.  Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results.  Accordingly, the Company now reports Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the quarter and nine

GLOBAL INDEMNITY LIMITED

months ended September 30, 2018 have been revised to reflect these changes.  Please see Note 13 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information regarding segments.

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Gross premiums written (1)
Commercial Specialty (4)	$73,175	$63,177	15.8%	$214,467	$186,923	14.7%
Specialty Property (3) (4)	42,611	43,912	(3.0%)	128,771	132,286	(2.7%)
Farm, Ranch, & Stable (4)	21,410	19,160	11.7%	65,872	59,496	10.7%
Reinsurance (5)	19,981	9,357	113.5%	69,589	39,965	74.1%
Total gross premiums written	$157,177	$135,606	15.9%	$478,699	$418,670	14.3%

Ceded premiums written
Commercial Specialty (4)	$10,250	$7,016	46.1%	$29,265	$21,106	38.7%
Specialty Property (4)	4,983	11,889	(58.1%)	18,103	30,744	(41.1%)
Farm, Ranch, & Stable (4)	3,116	464	571.6%	10,011	6,257	60.0%
Reinsurance (5)	(8)	4	(300.0%)	(1)	6	(116.7%)
Total ceded premiums written	$18,341	$19,373	(5.3%)	$57,378	$58,113	(1.3%)

Net premiums written (2)
Commercial Specialty (4)	$62,925	$56,161	12.0%	$185,202	$165,817	11.7%
Specialty Property (4)	37,628	32,023	17.5%	110,668	101,542	9.0%
Farm, Ranch, & Stable (4)	18,294	18,696	(2.2%)	55,861	53,239	4.9%
Reinsurance (5)	19,989	9,353	113.7%	69,590	39,959	74.2%
Total net premiums written	$138,836	$116,233	19.4%	$421,321	$360,557	16.9%

Net premiums earned
Commercial Specialty (4)	$60,869	$56,352	8.0%	$173,215	$155,966	11.1%
Specialty Property (4)	34,554	31,581	9.4%	104,740	98,977	5.8%
Farm, Ranch, & Stable (4)	18,377	19,260	(4.6%)	52,849	52,356	0.9%
Reinsurance (5)	19,512	13,335	46.3%	52,798	35,148	50.2%
Total net premiums earned	$133,312	$120,528	10.6%	$383,602	$342,447	12.0%
(1)	Gross premiums written represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net premiums written equal gross premiums written less ceded premiums written.
(3)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($23) and ($3) during the quarters ended September 30, 2019 and 2018, respectively, and ($200) and ($1,859) during the nine months ended September 30, 2019 and 2018.

(4)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(5)	External business only, excluding business assumed from affiliates.

Gross premiums written increased by 15.9% and 14.3% for the quarter and nine months ended September 30, 2019, respectively, as compared to same period in 2018.  Gross premiums written include business written by American Reliable that was ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of less than $0.1 million for both the quarters ended September 30, 2019 and 2018 and $0.2 million and $1.9 million for the nine months ended September 30, 2019 and 2018. Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross premiums written increased by 15.9% and 13.9% for the quarter and nine months ended September 30, 2019 as compared to same period in 2018.  The increase is mainly due to several new programs within Commercial Specialty, rate increases within Specialty Property and Farm, Ranch, & Stable, new agents appointments within Farm, Ranch, & Stable, and growth in the Reinsurance Operation’s property catastrophe book primarily driven by rate increases as well as a new casualty

GLOBAL INDEMNITY LIMITED

treaty.  This new casualty treaty contributed $8.3 million and $20.1 million in gross premiums written during the quarter and nine months ended September 30, 2019, respectively.  This growth in premiums was partially offset by a continued reduction of catastrophe exposed business within both Commercial Specialty and Specialty Property.

Net Retention

The ratio of net premiums written to gross premiums written is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Commercial Specialty	86.0%	88.9%	(2.9)	86.4%	88.7%	(2.3)
Specialty Property (1)	88.3%	72.9%	15.4	85.8%	75.7%	10.1
Farm, Ranch, & Stable	85.4%	97.6%	(12.2)	84.8%	89.5%	(4.7)
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Total (1)	88.3%	85.7%	2.6	88.0%	85.7%	2.3

(1)

Excludes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($23) and ($3) during the quarters ended September 30, 2019 and 2018, respectively, and ($200) and ($1,859) during the nine months ended September 30, 2019 and 2018, respectively.

The net premium retention for the quarter and nine months ended September 30, 2019 increased by 2.6 points and 2.3 points, respectively, as compared to the same period in 2018.  This increase in retention is primarily driven by growth of casualty premiums and reinsurance premiums.  It is also being driven by the downsizing of catastrophe exposed business with Specialty Property.

Net Premiums Earned

Net premiums earned within the Commercial Specialty segment increased by 8.0% and 11.1% for the quarter and nine months ended September 30, 2019, respectively, as compared to the same period in 2018.  The increase in net premiums earned was primarily due to a growth in premiums written as a result of several new programs.  Property net premiums earned were $28.1 million and $31.0 million for the quarters ended September 30, 2019 and 2018, respectively, and $82.1 million and $81.3 million for the nine months ended September 30, 2019 and 2018, respectively. Casualty net premiums earned were $32.8 million and $25.4 million for the quarters ended September 30, 2019 and 2018, respectively, and $91.1 million and $74.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Net premiums earned within the Specialty Property segment increased by 9.4% and 5.8% for the quarter and nine months ended September 30, 2019, respectively, as compared to the same period in 2018 primarily due to an increase in net premiums written. Property net premiums earned were $31.9 million and $28.9 million for the quarters ended September 30, 2019 and 2018, respectively, and $96.7 million and $90.7 million for the nine months ended September 30, 2019 and 2018, respectively. Casualty net premiums earned were $2.6 million and $2.7 million for the quarters ended September 30, 2019 and 2018, respectively, and $8.1 million and $8.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Net premiums earned within the Farm, Ranch, & Stable segment increased by 0.9% for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to a growth of the business as a result of adding new agents. Net premiums earned within the Farm, Ranch, & Stable segment decreased by 4.6% as compared to the same period in 2018 primarily due to purchasing more reinsurance to lower loss volatility.  Property net premiums earned were $13.1 million and $14.6 million for the quarters ended September 30, 2019 and 2018, respectively, and $37.7 million for each of the nine months ended September 30, 2019 and 2018. Casualty net premiums earned were $5.3 million and $4.7 million for the quarters ended September 30, 2019 and 2018, respectively, and $15.2 million and $14.7 million for the nine months ended September 30, 2019 and 2018.

Net premiums earned within the Reinsurance Operations segment increased by 46.3% and 50.2% for the quarter and nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to growth in gross premiums written within the property catastrophe line of business as well as the new casualty treaty entered into during 2019.  Property net premiums earned were $13.8 million and $11.7 million for the quarters ended September 30, 2019 and 2018, respectively,

GLOBAL INDEMNITY LIMITED

and $40.6 million and $30.7 million for the nine months ended September 30, 2019 and 2018, respectively.  Casualty net premiums earned were $5.7 million and $1.7 million for the quarters ended September 30, 2019 and 2018, and $12.2 million and $4.4 million for the nine months ended September 30, 2019 and 2018.

Reserves

Management’s best estimate at September 30, 2019 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $633.3 million and $554.4 million, respectively, as of September 30, 2019.  A breakout of the Company’s gross and net reserves, as of September 30, 2019, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$106,910	$285,938	$392,848
Specialty Property	20,773	33,921	54,694
Farm, Ranch, & Stable	16,944	33,835	50,779
Reinsurance Operations	51,368	83,598	134,966
Total	$195,995	$437,292	$633,287

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$85,930	$248,059	$333,989
Specialty Property	14,331	29,269	43,600
Farm, Ranch, & Stable	13,847	28,275	42,122
Reinsurance Operations	51,368	83,364	134,732
Total	$165,476	$388,967	$554,443

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $225.0 million for claims occurring during the nine months ended September 30, 2019:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(32,625)	$(21,938)	$(11,250)	$(563)	$10,125
	-3%	(28,575)	(17,663)	(6,750)	4,162	15,075
	-2%	(26,550)	(15,525)	(4,500)	6,525	17,550
	-1%	(24,525)	(13,388)	(2,250)	8,888	20,025
	0%	(22,500)	(11,250)	-	11,250	22,500
	1%	(20,475)	(9,113)	2,250	13,613	24,975
	2%	(18,450)	(6,975)	4,500	15,975	27,450
	3%	(16,425)	(4,838)	6,750	18,338	29,925
	5%	(12,375)	(563)	11,250	23,063	34,875

The Company’s net reserves for losses and loss adjustment expenses of $554.4 million as of September 30, 2019 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2019 (2)	2018 (2)	Change	2019 (2)	2018 (2)	Change
Gross premiums written	$73,175	$63,177	15.8%	$214,467	$186,923	14.7%

Net premiums written	$62,925	$56,161	12.0%	$185,202	$165,817	11.7%

Net premiums earned	$60,869	$56,352	8.0%	$173,215	$155,966	11.1%
Total revenues	60,869	56,352	8.0%	173,215	155,966	11.1%

Losses and expenses:
Net losses and loss adjustment expenses	27,389	31,899	(14.1%)	81,731	82,023	(0.4%)
Acquisition costs and other underwriting expenses (1)	24,820	22,533	10.1%	70,522	62,789	12.3%
Underwriting income	$8,660	$1,920	351.0%	$20,962	$11,154	87.9%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	53.5%	58.7%	(5.2)	54.2%	58.4%	(4.2)
Prior accident year	(8.5%)	(2.1%)	(6.4)	(7.0%)	(5.8%)	(1.2)
Calendar year loss ratio	45.0%	56.6%	(11.6)	47.2%	52.6%	(5.4)
Expense ratio	40.8%	40.0%	0.8	40.7%	40.3%	0.4
Combined ratio	85.8%	96.6%	(10.8)	87.9%	92.9%	(5.0)

(1)

Includes excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations of $77 and $367 for the quarter and nine months ended September 30, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations for the quarter and nine months ended September 30, 2019.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$13,641	48.5%	$14,003	45.2%	$35,694	43.5%	$38,534	47.4%
Effect of prior accident year	16	0.1%	(70)	(0.2%)	(959)	(1.2%)	(1,189)	(1.5%)
Non catastrophe property losses and ratio (2)	$13,657	48.6%	$13,933	45.0%	$34,735	42.3%	$37,345	45.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,731	6.2%	$2,928	9.5%	$7,088	8.6%	$7,651	9.4%
Effect of prior accident year	(14)	(0.1%)	(60)	(0.2%)	34	0.1%	(662)	-0.8%
Catastrophe losses and ratio (2)	$1,717	6.1%	$2,868	9.3%	$7,122	8.7%	$6,989	8.6%

Total property losses and ratio excluding the effect of prior accident year (1)	$15,372	54.7%	$16,931	54.7%	$42,782	52.1%	$46,185	56.8%
Effect of prior accident year	2	0.0%	(130)	(0.4%)	(925)	(1.1%)	(1,851)	(2.3%)
Total property losses and ratio (2)	$15,374	54.7%	$16,801	54.3%	$41,857	51.0%	$44,334	54.5%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$17,205	52.5%	$16,152	63.6%	$51,023	56.0%	$44,902	60.1%
Effect of prior accident year	(5,190)	(15.8%)	(1,054)	(4.2%)	(11,149)	(12.2%)	(7,213)	(9.7%)
Total Casualty losses and ratio (2)	$12,015	36.7%	$15,098	59.4%	$39,874	43.8%	$37,689	50.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$32,577	53.5%	$33,083	58.7%	$93,805	54.2%	$91,087	58.4%
Effect of prior accident year	(5,188)	(8.5%)	(1,184)	(2.1%)	(12,074)	(7.0%)	(9,064)	(5.8%)
Total net losses and loss adjustment expense and total loss ratio (2)	$27,389	45.0%	$31,899	56.6%	$81,731	47.2%	$82,023	52.6%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

GLOBAL INDEMNITY LIMITED

Premiums

See “Result of Operations” above for a discussion on premiums.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Property losses
Non-catastrophe	$13,641	$14,003	(2.6%)	$35,694	$38,534	(7.4%)
Catastrophe	1,731	2,928	(40.9%)	7,088	7,651	(7.4%)
Property losses	15,372	16,931	(9.2%)	42,782	46,185	(7.4%)
Casualty losses	17,205	16,152	6.5%	51,023	44,902	13.6%
Total accident year losses	$32,577	$33,083	(1.5%)	$93,805	$91,087	3.0%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	48.5%	45.2%	3.3	43.5%	47.4%	(3.9)
Catastrophe	6.2%	9.5%	(3.3)	8.6%	9.4%	(0.8)
Property loss ratio	54.7%	54.7%	(0.0)	52.1%	56.8%	(4.7)
Casualty loss ratio	52.5%	63.6%	(11.1)	56.0%	60.1%	(4.1)
Total accident year loss ratio	53.5%	58.7%	(5.2)	54.2%	58.4%	(4.2)

The current accident year non-catastrophe property loss ratio increased by 3.3 points during the quarter ended September 30, 2019 as compared to the same period in 2018 reflecting a higher claims frequency and severity for the third accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 3.9 points during the nine months ended September 30, 2019 as compared to the same period in 2018.  The loss ratio improvement reflects a lower claims severity for the first and second accident quarters compared to last year.

The current accident year catastrophe loss ratio improved by 3.3 points during the quarter ended September 30, 2019 as compared to the same period in 2018 due to a slightly lower claims frequency and much lower claims severity for the third accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 0.8 points during the nine months ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims severity for the first three accident quarters compared to last year.

The current accident year casualty loss ratio improved by 11.1 points during the quarter ended September 30, 2019 as compared to the same period in 2018 primarily due to a lower claims frequency for the third accident quarter compared to last year.

The current accident year casualty loss ratio improved by 4.1 points during the nine months ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims frequency for the first three accident quarters compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes a decrease of $5.2 million, or 8.5 percentage points, and a decrease of $12.1 million , or 7.0 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes a

GLOBAL INDEMNITY LIMITED

decrease of $1.2 million, or 2.1 percentage points, and a decrease of $9.1 million, or 5.8  percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 0.8 points from 40.0% for the quarter ended September 30, 2018 to 40.8% for the quarter ended September 30, 2019 and increased by 0.4 points from 40.3% for the nine months ended September 30, 2018 to 40.7% for the nine months ended September 30, 2019 primarily due to an increase in commission expense.  This increase was partially offset by improvements in the expense ratio due to an increase in net earned premiums as discussed above.

Specialty Property

The components of income and loss from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2019 (3)	2018 (3)	Change	2019 (3)	2018 (3)	Change
Gross premiums written (1)	$42,611	$43,912	(3.0%)	$128,771	$132,286	(2.7%)

Net premiums written	$37,628	$32,023	17.5%	$110,668	$101,542	9.0%

Net premiums earned	$34,554	$31,581	9.4%	$104,740	$98,977	5.8%
Other income	465	457	1.8%	1,406	1,343	4.7%
Total revenues	35,019	32,038	9.3%	106,146	100,320	5.8%

Losses and expenses:
Net losses and loss adjustment expenses	25,997	30,474	(14.7%)	57,611	69,563	(17.2%)
Acquisition costs and other underwriting expenses (2)	14,571	12,781	14.0%	44,163	42,548	3.8%
Underwriting income (loss)	$(5,549)	$(11,217)	50.5%	$4,372	$(11,791)	(137.1%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	78.9%	113.0%	(34.1)	65.1%	77.3%	(12.2)
Prior accident year	(3.7%)	(16.5%)	12.8	(10.0%)	(7.1%)	(2.9)
Calendar year loss ratio	75.2%	96.5%	(21.3)	55.1%	70.2%	(15.1)
Expense ratio	42.2%	40.5%	1.7	42.2%	43.0%	(0.8)
Combined ratio	117.4%	137.0%	(19.6)	97.3%	113.2%	(15.9)

(1)

Includes business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($23) and ($3) during the quarters ended September 30, 2019 and 2018, respectively, and ($200) and ($1,859) during the nine months ended September 30, 2019 and 2018, respectively.

(2)

Includes excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations of $64 and $298 for the quarter and nine months ended September 30, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations for the quarter and nine months ended September 30, 2019.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$19,388	60.7%	$21,678	74.9%	$53,401	55.2%	$51,926	57.3%
Effect of prior accident year	368	1.2%	(3,349)	(11.6%)	188	0.2%	(3,987)	(4.4%)
Non catastrophe property losses and ratio (2)	$19,756	61.9%	$18,329	63.3%	$53,589	55.4%	$47,939	52.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$5,996	18.8%	$11,548	39.9%	$10,080	10.4%	$19,265	21.2%
Effect of prior accident year	(1,297)	(4.1%)	(381)	(1.3%)	(10,286)	(10.6%)	(1,537)	(1.7%)
Catastrophe losses and ratio (2)	$4,699	14.7%	$11,167	38.6%	$(206)	(0.2)%	$17,728	19.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$25,384	79.5%	$33,226	114.8%	$63,481	65.6%	$71,191	78.5%
Effect of prior accident year	(929)	(2.9%)	(3,730)	(12.9%)	(10,098)	(10.4%)	(5,524)	(6.1%)
Total property losses and ratio (2)	$24,455	76.6%	$29,496	101.9%	$53,383	55.2%	$65,667	72.4%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$1,895	72.4%	$2,449	92.1%	$4,656	57.6%	$5,353	64.5%
Effect of prior accident year	(353)	(13.5%)	(1,471)	(55.3%)	(428)	(5.3%)	(1,457)	(17.6%)
Total Casualty losses and ratio (2)	$1,542	58.9%	$978	36.8%	$4,228	52.3%	$3,896	46.9%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$27,279	78.9%	$35,675	113.0%	$68,137	65.1%	$76,544	77.3%
Effect of prior accident year	(1,282)	(3.7%)	(5,201)	(16.5%)	(10,526)	(10.0%)	(6,981)	(7.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$25,997	75.2%	$30,474	96.5%	$57,611	55.1%	$69,563	70.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY LIMITED

Other Income

Other income was $0.5 million for each of the quarters ended September 30, 2019 and 2018 and $1.4 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Property losses
Non-catastrophe	$19,388	$21,678	(10.6%)	$53,401	$51,926	2.8%
Catastrophe	5,996	11,548	(48.1%)	10,080	19,265	(47.7%)
Property losses	25,384	33,226	(23.6%)	63,481	71,191	(10.8%)
Casualty losses	1,895	2,449	(22.6%)	4,656	5,353	(13.0%)
Total accident year losses	$27,279	$35,675	(23.5%)	$68,137	$76,544	(11.0%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	60.7%	74.9%	(14.2)	55.2%	57.3%	(2.1)
Catastrophe	18.8%	39.9%	(21.1)	10.4%	21.2%	(10.8)
Property loss ratio	79.5%	114.8%	(35.3)	65.6%	78.5%	(12.9)
Casualty loss ratio	72.4%	92.1%	(19.7)	57.6%	64.5%	(6.9)
Total accident year loss ratio	78.9%	113.0%	(34.1)	65.1%	77.3%	(12.2)

The current accident year non-catastrophe property loss ratio improved by 14.2 points during the quarter ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims frequency in the third accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 2.1 points during the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease in the loss ratio reflects a lower claims frequency through nine months compared to the first nine months of last year.

The current accident year catastrophe loss ratio improved by 21.1 points during the quarter ended September 30, 2019 as compared to the same period in 2018 due to a much lower claims frequency and lower claims severity for the third accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 10.8 points during the nine months ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims frequency and severity for each accident quarter through nine months compared to last year.

The current accident year casualty loss ratio improved by 19.7 points during the quarter ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims frequency in the third accident quarter compared to last year.

The current accident year casualty loss ratio improved by 6.9 points during the nine months ended September 30, 2019 as compared to the same period in 2018.  The improvement reflects a lower claims frequency through nine months compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes a decrease of $1.3 million, or 3.7 percentage points, and a decrease of $10.5 million, or 10.0 percentage points, respectively, related to reserve development

GLOBAL INDEMNITY LIMITED

on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes a decrease of $5.2 million, or 16.5 percentage points, and a decrease of $7.0 million, or 7.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment increased 1.7 points from 40.5% for the quarter ended September 30, 2018 to 42.2% for the quarter ended September 30, 2019 primarily due to an increase in commission expense.

The expense ratio for the Company’s Specialty Property segment improved by 0.8 points from 43.0% for the nine months ended September 30, 2018 to 42.2% for the nine months ended September 30, 2019 primarily due to an increase in net earned premiums as discussed above.

Farm, Ranch, & Stable

The components of income and loss from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2019 (2)	2018 (2)	Change	2019 (2)	2018 (2)	Change
Gross premiums written	$21,410	$19,160	11.7%	$65,872	$59,496	10.7%

Net premiums written	$18,294	$18,696	(2.2%)	$55,861	$53,239	4.9%

Net premiums earned	$18,377	$19,260	(4.6%)	$52,849	$52,356	0.9%
Other income	34	36	(5.6%)	96	125	(23.2%)
Total revenues	18,411	19,296	(4.6%)	52,945	52,481	0.9%

Losses and expenses:
Net losses and loss adjustment expenses	10,939	10,842	0.9%	32,203	29,383	9.6%
Acquisition costs and other underwriting expenses (1)	7,776	8,259	(5.8%)	22,403	22,898	(2.2%)
Underwriting income (loss)	$(304)	$195	(255.9%)	$(1,661)	$200	NM

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year	65.8%	68.0%	(2.2)	68.4%	63.0%	5.4
Prior accident year	(6.3%)	(11.7%)	5.4	(7.5%)	(6.9%)	(0.6)
Calendar year loss ratio	59.5%	56.3%	3.2	60.9%	56.1%	4.8
Expense ratio	42.3%	42.9%	(0.6)	42.4%	43.7%	(1.3)
Combined ratio	101.8%	99.2%	2.6	103.3%	99.8%	3.5

NM – not meaningful

(1)

Includes excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations of $28 and $137 for the quarter and nine months ended September 30, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations for the quarter and nine months ended September 30, 2019.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$7,542	57.6%	$6,152	42.2%	$21,943	58.2%	$16,870	44.8%
Effect of prior accident year	(17)	(0.1%)	(417)	(2.9%)	(448)	(1.2%)	(1,363)	(3.6%)
Non catastrophe property losses and ratio (2)	$7,525	57.5%	$5,735	39.3%	$21,495	57.0%	$15,507	41.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,044	15.6%	$4,046	27.8%	$6,769	18.0%	$8,436	22.4%
Effect of prior accident year	(1,089)	(8.3%)	9	0.1%	(1,784)	(4.7%)	(3)	(—%)
Catastrophe losses and ratio (2)	$955	7.3%	$4,055	27.9%	$4,985	13.3%	$8,433	22.4%

Total property losses and ratio excluding the effect of prior accident year (1)	$9,586	73.2%	$10,198	70.0%	$28,712	76.2%	$25,306	67.2%
Effect of prior accident year	(1,106)	(8.4%)	(408)	(2.8%)	(2,232)	(5.9%)	(1,366)	(3.6%)
Total property losses and ratio (2)	$8,480	64.8%	$9,790	67.2%	$26,480	70.3%	$23,940	63.6%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$2,503	47.4%	$2,895	61.6%	$7,462	49.2%	$7,698	52.4%
Effect of prior accident year	(44)	(0.8%)	(1,843)	(39.2%)	(1,739)	(11.5%)	(2,255)	(15.4%)
Total Casualty losses and ratio (2)	$2,459	46.6%	$1,052	22.4%	$5,723	37.7%	$5,443	37.0%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$12,089	65.8%	$13,093	68.0%	$36,174	68.4%	$33,004	63.0%
Effect of prior accident year	(1,150)	(6.3%)	(2,251)	(11.7%)	(3,971)	(7.5%)	(3,621)	(6.9%)
Total net losses and loss adjustment expense and total loss ratio (2)	$10,939	59.5%	$10,842	56.3%	$32,203	60.9%	$29,383	56.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters ended September 30, 2019 and 2018 and $0.1 million for both the nine months ended September 30, 2019 and 2018.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Property losses
Non-catastrophe	$7,542	$6,152	22.6%	$21,943	$16,870	30.1%
Catastrophe	2,044	4,046	(49.5%)	6,769	8,436	(19.8%)
Property losses	9,586	10,198	(6.0%)	28,712	25,306	13.5%
Casualty losses	2,503	2,895	(13.5%)	7,462	7,698	(3.1%)
Total accident year losses	$12,089	$13,093	(7.7)%	$36,174	$33,004	9.6%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	57.6%	42.2%	15.4	58.2%	44.8%	13.4
Catastrophe	15.6%	27.8%	(12.2)	18.0%	22.4%	(4.4)
Property loss ratio	73.2%	70.0%	3.2	76.2%	67.2%	9.0
Casualty loss ratio	47.4%	61.6%	(14.2)	49.2%	52.4%	(3.2)
Total accident year loss ratio	65.8%	68.0%	(2.2)	68.4%	63.0%	5.4

The current accident year non-catastrophe property loss ratio increased by 15.4 points during the quarter ended September 30, 2019 as compared to the same period in 2018 primarily due to a higher claims severity for the third accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 13.4 points during the nine months ended September 30, 2019 as compared to the same period in 2018 reflecting a higher claims frequency and severity for the first nine months compared to last year.

The current accident year catastrophe loss ratio improved by 12.2 points during the quarter ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims severity for the third accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 4.4 points during the nine months ended September 30, 2019 as compared to the same period in 2018 reflecting a lower claims severity through nine months compared to last year.

The current accident year casualty loss ratio improved by 14.2 points during the quarter ended September 30, 2019 as compared to the same period in 2018 primarily due to a lower claims severity for the third accident quarter compared to last year.

The current accident year casualty loss ratio improved by 3.2 points during the nine months ended September 30, 2019 as compared to the same period in 2018.   The decrease in the loss ratio reflects a lower claims severity through nine months compared to the first nine months of last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes a decrease of $1.2 million, or 6.3 percentage points, and a decrease of $4.0 million, or 7.5 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes an decrease of $2.3 million, or 11.7 percentage points, and a decrease of $3.6 million, or 6.9 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Farm, Ranch, & Stable Segment improved 0.6 points from 42.9% for the quarter ended September 30, 2018 to 42.3% for the quarter ended September 30, 2019 and improved 1.3 points from 43.7% for the nine months ended September 30, 2018 to 42.4% for the nine months ended September 30, 2019 primarily due to a decrease in commission expense and a reduction in excise tax as a result of terminating the quota share arrangement.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
	2019 (1)	2018 (1)	Change	2019 (1)	2018 (1)	Change
Gross premiums written	$19,981	$9,357	113.5%	$69,589	$39,965	74.1%

Net premiums written	$19,989	$9,353	113.7%	$69,590	$39,959	74.2%

Net premiums earned	$19,512	$13,335	46.3%	$52,798	$35,148	50.2%
Other income	(235)	(82)	(186.6%)	(228)	(179)	27.4%
Total revenues	19,277	13,253	45.5%	52,570	34,969	50.3%

Losses and expenses:
Net losses and loss adjustment expenses	9,258	7,278	27.2%	30,434	14,457	110.5%
Acquisition costs and other underwriting expenses	6,199	5,107	21.4%	16,555	12,961	27.7%
Underwriting income (loss)	$3,820	$868	340.1%	$5,581	$7,551	(26.1%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2019	2018	Change	2019	2018	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	44.0%	79.6%	(35.6)	51.0%	63.4%	(12.4)
Prior accident year	3.4%	(25.0%)	28.4	6.7%	(22.3%)	29.0
Calendar year loss ratio (3)	47.4%	54.6%	(7.2)	57.7%	41.1%	16.6
Expense ratio	31.8%	38.3%	(6.5)	31.4%	36.9%	(5.5)
Combined ratio	79.2%	92.9%	(13.7)	89.1%	78.0%	11.1

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

GLOBAL INDEMNITY LIMITED

Other Income

The Company recognized a loss of $0.2 million and a loss of $0.1 million for the quarters ended September 30, 2019 and 2018, respectively, and recognized a loss of $0.2 million for each of the nine months ended September 30, 2019 and 2018. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 35.6 points during the quarter ended September 30, 2019 as compared to the same period in 2018.  The decrease in the loss ratio was primarily due to lower severity from catastrophes and new casualty treaty.

The current accident year loss ratio improved by 12.4 points during the nine months ended September 30, 2019 as compared to the same period in 2018 reflecting an improvement in the loss ratios for both the property and casualty treaties through nine months compared to the first nine months of last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes an increase of $0.7 million, or 3.4 percentage points, and an increase of $3.5 million, or 6.7 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2018 includes a decrease of $3.3 million, or 25.0 percentage points, and a decrease of $7.8 million, or 22.3 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations improved by 6.5 points from 38.3% for the quarter ended September 30, 2018 to 31.8% for the quarter ended September 30, 2019 and improved by 5.5 points from 36.9% for the nine months ended September 30, 2018 to 31.4% for the nine months ended September 30, 2019. The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above as well as a reduction in contingent commissions due to prior accident year development.

Unallocated Corporate Items

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2019	2018	Change	2019	2018	Change
Gross investment income (1)	$12,162	$12,442	(2.3%)	$34,712	$36,254	(4.3%)
Investment expenses	(814)	(692)	17.6%	(2,319)	(2,146)	8.1%
Net investment income	$11,348	$11,750	(3.4%)	$32,393	$34,108	(5.0%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 2.3% for the quarter ended September 30, 2019 and decreased 4.3% for the nine months ended September 30, 2019, respectively, as compared to the same period in 2018.  The decrease for the quarter ended was due to reduced income related to the fixed maturities portfolio and alternative investments offset by an increase in dividend income related to equity securities.  The decrease for the nine months ended was primarily due to decreased returns from alternative investments.

Investment expenses increased by 17.6% and 8.1% for the quarter and nine months ended September 30, 2019, respectively, as compared to the same period in 2018. The increase was primarily due to increased investment management expenses resulting from hiring a new investment manager in the second quarter of 2019.

At September 30, 2019, the Company held agency mortgage-backed securities with a market value of $62.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.8 years as of September 30, 2019, compared with 3.2 years as of September 30, 2018.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.5 years as of September 30, 2019, compared with 3.1 years as of September 30, 2018. Changes in interest rates can

GLOBAL INDEMNITY LIMITED

cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 3.0% as of September 30, 2019 and September 30, 2018. The embedded book yield on the $56.0 million of municipal bonds in the Company’s portfolio, which includes $55.6 million of taxable municipal bonds, was 3.3% at September 30, 2019, compared to an embedded book yield of 3.2% on the Company’s municipal bond portfolio of $98.9 million at September 30, 2018.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Equity Securities	$(1,465)	$4,843	$17,860	$2,534
Fixed maturities	946	(811)	4,731	(1,265)
Derivatives	(2,171)	1,311	(9,404)	6,959
Other than temporary impairment losses	—	(24)	(1,897)	(395)
Net realized investment gains (losses)	$(2,690)	$5,319	$11,290	$7,833

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2019 and 2018.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $3.9 million and $3.5 million during the quarters ended September 30, 2019 and 2018, respectively and $11.7 million and $23.7 million during the nine months ended September 30, 2019 and 2018, respectively.  The reduction in corporate expenses for the nine months ended September 30, 2019 is primarily due to incurring an advisory fee related to the co-obligor transaction of $12.5 million during the nine months ended September 30, 2018.

Interest Expense

Interest expense increased 2.0% and 2.5% during the quarter and nine months ended September 30, 2019, respectively, as compared to the same period in 2018.  This increase is primarily due to increased borrowings on the Margin Borrowing Facility.

Income Tax Expense / Benefit

Income tax benefit was $0.3 million for the quarter ended September 30, 2019 compared with an income tax benefit of $3.3 million for the quarter ended September 30, 2018.  Income tax expense was $5.2 million for the nine months ended September 30, 2019 compared with an income tax benefit of $5.9 million for the nine months ended September 30, 2018.  The increase in the income tax expense is primarily due to an increase in pretax income in the U.S.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in a net income of $6.7 million and $3.7 million for the quarters ended September 30, 2019 and 2018, respectively, and net income of $41.0 million and $16.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company.  Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its U.S. insurance companies: United National Insurance Company, Diamond State Insurance

GLOBAL INDEMNITY LIMITED

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

As of September 30, 2019, the Company also had future funding commitments of $43.2 million related to investments.  The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.  Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2018 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2018 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies.  The U.S. Insurance Companies did not declare or pay any dividends during the quarter and nine months ended September 30, 2019.

For 2019, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2018 Annual Report on Form 10-K. Global Indemnity Reinsurance did not declare or pay any dividends during the quarter and nine months ended September 30, 2019.

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

GLOBAL INDEMNITY LIMITED

Net cash provided by operating activities was $45.9 million for each of the nine months ended September 30, 2019 and 2018.  The increase in operating cash flows of approximately $0.1 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
Net premiums collected	$417,803	$361,383	$56,420
Net losses paid	(220,924)	(212,957)	(7,967)
Underwriting and corporate expenses	(174,526)	(176,259)	1,733
Recovery on loss indemnification (1)	—	45,045	(45,045)
Net investment income	38,700	43,922	(5,222)
Net federal income taxes paid	(235)	(752)	517
Interest paid	(14,888)	(14,511)	(377)
Net cash provided by (used for) operating activities (1)	$45,930	$45,871	$59

(1)

Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable for the nine months ended September 30, 2018.  This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2018.  The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million.  For additional information on the loss indemnification, please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report.

See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

During the first nine months of 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, and September 26, 2019. Dividends paid were $7.1 million during the nine months ended September 30, 2019.   In addition, dividends of $3.5 million were declared in September, 2019 but not paid until October 2, 2019.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2019.  Please see Item 7 of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2019.  Please see Item 7 of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

For the quarter ending September 30, 2019, Global equities (+1.2%) rose for the third straight quarter, extending their year-to-date gain to 17.7%. Sluggish global growth, geopolitical tensions, and monetary easing by most central banks were key developments. Antigovernment protests in Hong Kong took a significant toll on the country’s economy as the private sector was mired in its worst downturn since the global financial crisis. On the monetary front, the US Federal Reserve (Fed) cut interest rates in July and September in an effort to extend the US economic expansion amid a slowdown in growth and trade uncertainty. The European Central Bank (ECB) unveiled a sweeping, long-term economic stimulus package to bolster the eurozone economy against slowing growth and trade frictions, including an open-ended asset purchase program and more favorable bank lending conditions.

Global fixed income sectors generated positive absolute returns over the third quarter of 2019. Sovereign yields declined further across most markets following the injection of monetary stimulus by the Fed and ECB. Political uncertainty remained heightened, although the markets appeared to shrug off political turmoil in the UK and a formal impeachment inquiry into US President Donald Trump. The US dollar strengthened versus most currencies amid concerns about trade frictions and slowing global growth.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 3.7 years. Portfolio purchases continues to be focused within investment grade credit, specifically financials and taxable municipals, and MBS, specifically CMOs. These purchases were funded primarily through cash inflows, sales of governments and investment grade credit, as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to MBS and investment grade credit increased, while our exposure to governments decreased.  There have been no other material changes to the Company’s market risk since December 31, 2018.  Please see Item 7A of Part II in the Company’s 2018 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were no shares surrendered by the Company’s employees during the quarter ended September 30, 2019.  All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

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

101.1+

The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2019 and 2018;  (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters and nine months ended September 30, 2019  and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

November 8, 2019	By:	/s/ Thomas M. McGeehan
Date: November 8, 2019		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)