Form 10-K
period 2019-12-31
Global Indemnity Ltd
filed 2020-03-06
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s A ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $258,924,978.  There are no B ordinary shares held by non-affiliates of the registrant.

As of February 27, 2020, the registrant had outstanding 10,162,332 A ordinary shares and 4,133,366 B ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 are incorporated by reference into Part III of this report.

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

General

Global Indemnity provides its insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance.  The Company manages the distribution of these products through four business segments. Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, Vacant Express, and Programs, which are written through the United National Plus brand and provide insurance for businesses such as snowplowing and pest control.  Specialty Property offers specialty personal lines property and casualty insurance products. Farm, Ranch, & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The Commercial Specialty, Specialty Property, and Farm, Ranch, & Stable segments comprise the Company’s U.S. Insurance Operations (“Insurance Operations”).

Business Segments

See Note 19 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income and total assets of each operating segment for the years ended December 31, 2019, 2018 and 2017.  For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

During the first quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable. This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported. Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office. In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania. Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results. Accordingly, the Company now reports Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the years ended December 31, 2018 and 2017 have been revised to reflect these changes.

Commercial Specialty

The Company’s Commercial Specialty segment distribute specialty property and casualty insurance products and operates predominantly in the excess and surplus lines, or non-admitted, marketplace.  The excess and surplus lines market differs significantly from the standard property and casualty insurance market.  For additional information on the standard property and casualty insurance market, see “Specialty Property” below.

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

A portion of the Company’s Commercial Specialty segment is written on a specialty admitted basis. When writing on a specialty admitted basis, the Company’s focus is on writing insurance for insureds that engage in similar but often highly specialized types of activities.  The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regard to rate and form filing requirements and the ability to enter and exit lines of business.  Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers.  Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

Commercial Specialty’s insurance products target specific, defined groups of insureds with customized coverage to meet their needs.  To manage operations, the Commercial Specialty segment differentiates its products by product classification.  These product classifications are as follows:

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

These product classifications comprise the Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage.

The Company’s Commercial Specialty segment provide property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to the Company’s risk and underwriting philosophy.  See “Underwriting” below for a discussion on how the Company’s insurance products are underwritten.

In 2019, gross written premiums for the Commercial Specialty segment were $297.3 million compared to $249.9 million for 2018.  For 2019, surplus lines business accounts for approximately 89.2% of the business written while specialty admitted business accounts for the remaining 10.8%.

Specialty Property

The Company’s Specialty Property segment distributes specialty personal lines property and casualty insurance products and operates primarily in the standard, or admitted markets.  In this standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures.  In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued.  As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength.

The Company’s Specialty Property segment writes specialty products such as mobile homes, manufactured homes, homeowners, and collectibles via American Reliable.  These products are distributed through retail agents, wholesale general agents, and brokers.  The insurance products are either underwritten via specific binding authority or by internal personnel.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2019 and 2018, gross written premiums for the Specialty Property segment were $163.5 million and $170.2 million, respectively, and includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($0.3) million and ($2.1) million, respectively.

Farm, Ranch & Stable

The Company’s Farm, Ranch, & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry on an admitted basis.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority. For additional information on the standard property and casualty insurance market, see “Specialty Property” above.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2019, gross written premiums for the Farm, Ranch, & Stable segment were $87.7 million compared to $79.7 million for 2018

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

The availability of capacity in the market has diminished in the past year which has put pressure on pricing levels and created opportunities.  Global Indemnity Reinsurance is focused on using its capital capacity to write casualty and catastrophe-oriented placements or specialty-focused excess of loss contracts meeting the Company’s risk tolerance and return thresholds.

In 2019, gross written premiums from third parties were $88.3 million compared to $48.0 million for 2018.

Products and Product Development

The Company’s U.S. Insurance Operations distribute property and casualty insurance products.  The Company’s Specialty Property and Farm, Ranch, & Stable segments operate primarily in the admitted marketplace; whereas, its Commercial Specialty segment operates predominantly in the excess and surplus lines marketplace.  To manage its operations, the Company seeks to differentiate its products by product classification.  See “Commercial Specialty”, “Specialty Property”, and “Farm, Ranch, & Stable” above for a description of these product classifications.  The U.S. Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and/or an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides the Company with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

The Company’s Reinsurance Operations offer third party treaty reinsurance for property and casualty insurance and reinsurance companies as well as professional liability products to companies. Prior to January 1, 2018, the Company’s Reinsurance Operations also provided reinsurance to its Insurance Operations in the form of quota share arrangements.  As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective January 1, 2018, premiums being ceded under the quota share arrangement could have potentially been subject to a 10% base erosion minimum tax (“BEAT”).  As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies terminated the quota share arrangement effective January 1, 2018.

Geographic Concentration

The following table sets forth the geographic distribution of gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$54,850	8.5%	$58,744	10.8%	$58,669	11.4%
Texas	54,381	8.5	49,544	9.1	44,420	8.6
Florida	48,093	7.6	42,116	7.7	36,922	7.1
New York	37,288	5.9	28,718	5.2	24,317	4.7
Arizona	21,975	3.5	20,973	3.8	20,593	4.0
Louisiana	21,710	3.4	21,610	3.9	25,121	4.9
North Carolina	19,989	3.1	19,021	3.5	18,476	3.6
Georgia	19,427	3.1	15,017	2.7	12,669	2.5
Massachusetts	18,510	2.9	15,968	2.9	14,909	2.9
New Jersey	15,318	2.4	13,931	2.5	12,541	2.4
Subtotal	311,541	48.9	285,642	52.1	268,637	52.1
All other states	237,039	37.2	214,212	39.1	193,810	37.5
Reinsurance Operations	88,281	13.9	48,043	8.8	53,887	10.4
Total	$636,861	100.0%	$547,897	100.0%	$516,334	100.0%

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

The Company’s Commercial Specialty segment distributes its insurance products primarily through a group of approximately 180 wholesale general agents, wholesale insurance brokers, and program administrators.  Of Commercial Specialty’s non-affiliated professional wholesale general agents, wholesale insurance brokers, and program administrators, the top five accounted for 35.5% of Commercial Specialty’s gross written premiums for the year ended December 31, 2019.  One agency represented 10.9% of Commercial Specialty’s gross written premiums.

The Company’s Specialty Property segment distributes specialty personal lines property and casualty insurance products through a group of approximately 240 wholesale general agents and retail agents.  Its retail distribution is limited to products written primarily in New Mexico and Arizona.  Of Specialty Property’s non-affiliated professional wholesale general agents and retail agents, the top five accounted for 37.9% of Specialty Property’s gross written premiums for the year ended December 31, 2019.  One agency represented 12.5% of Specialty Property’s gross written premiums.

The Company’s Farm, Ranch, & Stable segment distributes their insurance products through a group of approximately 210 wholesale general agents and retail agents.  Farm, Ranch, & Stable’s top five agents accounted for 23.7% of its gross written premiums for the year ended December 31, 2019. No one agency represented more than 10% of Farm, Ranch, & Stable’s gross written premiums.

There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2019.

Global Indemnity Reinsurance assumed premiums on three treaties from three cedants which accounted for 91% of the Reinsurance Operations’ 2019 gross written premiums.  There was no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2019.

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

Underwriting

For Commercial Specialty, the Company’s insurance products are primarily underwritten via specific binding authority in which the Company grants underwriting authority to its wholesale general agents and program administrators and via brokerage in which the Company’s internal personnel underwrites business submitted by wholesale insurance brokers.

For Specialty Property and Farm, Ranch, & Stable, the Company’s insurance products are distributed through retail agents, wholesale general agents, and brokers.  The insurance products for these two segments are either underwritten via specific binding authority or by internal personnel.  Some of the Company’s specialized property business for these two segments is submitted by retail agents and underwritten by internal personnel.  Some of Specialty Property’s specialized property business is submitted directly from insureds and is underwritten by internal personnel.

Specific Binding Authority – Several of the Company’s wholesale general agents, retail agents, and program administrators for the Company’s Insurance Operations have specific quoting and binding authority with respect to the lines they write and some have limited quoting and binding authority with respect to multiple products.

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

Farm, Ranch, & Stable partners are not provided with underwriting manuals.  Rather, they are provided with letters of authority; whereby, policies and endorsement issuance rights are extended.

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

Brokerage –The wholesale insurance brokers are within the Company’s Commercial Specialty segment and are subject to the same guidelines and monitoring as discussed above.  The majority of the Company’s wholesale insurance brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.  There is only one wholesale insurance broker with specific binding authority.

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

The Company’s Insurance Operations’ material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events.  To protect against these exposures, the Company purchases a property catastrophe treaty.  Effective June 1, 2019, the Company purchased three layers of occurrence coverage for losses of $275 million in excess of $25 million.  The first layer provides coverage of 50% of $25 million in excess of $25 million and can be reinstated twice at no additional charge.  The second layer provides coverage of $50 million in excess of $50 million and is unable to be reinstated. The third layer provides coverage of $200 million in excess of $100 million and includes one 100% paid reinstatement. The second layer also includes a cascading feature. Any erosion of the first layer lowers the attachment point of the second layer by the same amount. Should the second layer of limit be exhausted and reinstated, the attachment point would be in excess of $50 million.

This replaced the treaty which expired on May 31, 2019 and provided two layers of occurrence coverage for losses of $250 million in excess of $50 million. The first layer provides coverage of $50 million in excess of $50 million and is unable to be reinstated. The second layer provides coverage of $200 million in excess of $100 million and includes one 100% paid reinstatement. The second layer also includes a cascading feature. Any erosion of the first layer lowers the attachment point of the second layer by the same amount. Should the second layer of limit be exhausted and reinstated, the attachment point would be in excess of $50 million.

Location-Specific Quota Share – Effective May 1, 2016, the Company entered into an agreement, which is currently in run-off, to cede 50% of the net underwriting results for certain Specialty Property products in certain states, subject to an occurrence limit of $50 million for property coverages and $1.5 million for casualty coverages.

Catastrophe Quota Share – Effective June 1, 2019, the Company renewed its agreement to cede 50% of its catastrophe losses which are above $3 million.  The occurrence limit was reduced to $25 million and the aggregate limit was reduced to $75 million.  This replaced the treaty which expired on May 31, 2019, which had an occurrence limit of $50 million and an aggregate limit of $150 million.

Property Per Risk Excess of Loss – Effective January 1, 2020, the Company renewed its property per risk excess of loss treaty.  This treaty provides coverage of $8 million per risk in excess of $2 million per risk, of which the Company participated on 25% of the placement.  This treaty also provides coverage of $20 million per risk in excess of $10 million per risk and $20 million per risk in excess of $30 million per risk for Property Brokerage business only.  This replaced the treaty which expired on December 31, 2019 and provided coverage in two sections: $4 million per risk in excess of $1 million per risk for all business except the Property Brokerage unit, and $8 million per risk in excess of $2 million per risk for Property Brokerage business, of which the Company participated on 25% of the placement.  This treaty also provided coverage of $20 million per risk in excess of $10 million per risk and $20 million per risk in excess of $30 million per risk for Property Brokerage business.

Casualty Excess of Loss – Effective January 1, 2018, the Company entered into a casualty excess of loss treaty, which is still in effect, that provides coverage of $10 million per occurrence in excess of $2 million per occurrence for all casualty lines of business.  The treaty is subject to an aggregate limit of $20 million.

100% Ceded Quota Share to American Bankers, former parent of American Reliable – Effective December 1, 2014, American Reliable entered into four treaties to cede 100% of its liabilities related to certain businesses to American Bankers Insurance Company that were not included in the acquisition of American Reliable.  These treaties are still in effect at December 31, 2019.  American Reliable recorded ceded written premiums of ($0.3) million and ($2.1) million, and ceded earned premiums of $2.3 million and $7.3 million to American Bankers Insurance Company for the years ended December 31, 2019 and 2018, respectively.

100% Assumed Quota Share from American Bankers, former parent of American Reliable – Effective December 1, 2014, American Reliable entered into two treaties to assume 100% of its liabilities from various insurers owned by Assurant, Inc. for business included in the acquisition but not written directly by American Reliable.  These treaties are still in effect at December 31, 2019.  American Reliable recorded assumed written premiums of ($0.04) million and $4.7 million, and assumed earned premiums of $0.9 million and $16.7 million from insurance companies owned by Assurant, Inc. for the years ended December 31, 2019 and 2018, respectively.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.  There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2019.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2019.  Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2019.

(Dollars in millions)	A.M. Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$44.1	47.4%	$28.0	37.4%
General Reinsurance Corp.	A++	7.5	8.0	5.4	7.2
Arch Reinsurance Company	A+	5.1	5.5	0.6	0.8
Westport Insurance Corporation	A+	4.8	5.1	—	—
Clearwater Insurance Company	NR	2.9	3.1	—	—
Scor Reinsurance Company	A+	2.8	3.0	4.9	6.6
American Bankers Insurance Company	A	2.4	2.6	(0.3)	(0.4)
Transatlantic Reinsurance	A+	1.9	2.0	1.2	1.6
Swiss Reinsurance America Corp.	A+	1.8	1.9	3.8	5.1
American Standard Insurance Company of WI	A	1.3	1.4	7.0	9.4
Subtotal		$74.6	80.0%	$50.6	67.7%
All other reinsurers		18.7	20.0	24.2	32.3
Total reinsurance receivables before purchase accounting adjustments and allowance for uncollectible reinsurance		$93.3	100.0%	$74.8	100.0%
Purchase accounting adjustments and allowance for uncollectible reinsurance		(9.4)
Total receivables, net of purchase accounting adjustments and allowance for uncollectible reinsurance		83.9
Collateral held in trust from reinsurers		(3.8)
Net receivables		$80.1

At December 31, 2019, the Company carried reinsurance receivables, net of collateral held in trust, of $80.1 million. This amount is net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from the Company’s acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $0.4 million at December 31, 2019. The allowance for uncollectible reinsurance receivables was $9.0 million at December 31, 2019.

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

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds.  The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent.  The Insurance Operations’ claims management staff supervises or processes all claims.  The Company’s Insurance Operations has a formal claims review process, and all claims greater than $250,000 are reviewed by senior claims management and certain senior executives.  Large loss trends and analysis are reviewed by a Large Loss committee.

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

As of December 31, 2019, the Company had $133.6 million of direct outstanding losses and loss adjustment expense case reserves at its Insurance Operations.  Claims relating to approximately 90% of those reserves are handled by in-house claims management professionals, while claims relating to approximately 1% of those reserves are handled by TPAs, which send the Company detailed financial and claims information on a monthly basis.  The Company also individually supervises in-house any significant or complicated TPA handled claims, and conducts on-site audits of material TPAs at least twice a year.  Approximately 9% of its reserves are handled by the Company’s assuming reinsurers.  The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP.  As of December 31, 2019, the Company had $15.8 million of net loss reserves for asbestos-related claims and $13.2 million for environmental claims.  The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses.  See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors.  The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee.  The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded equities and private equity and private debt investments.  In order to provide diversification, the Company limits exposure to individual issuers.  With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security.  The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The Company’s maximum allowable exposure to equities and alternatives is 50% of the portfolio not backing loss reserves, unearned premium reserves, and catastrophe exposure.  At December 31, 2019, such maximum allowable exposure was $357.8 million. As of December 31, 2019, the Company had $1,607.8 million of investments and cash and cash equivalent assets, including $263.1 million of equity securities and $47.3 million of limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments.  These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2019, 2018, and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$44,271	2.8%	$99,497	6.6%	$74,414	4.8%
U.S. treasury and agency obligations	156,689	9.7	78,855	5.2	104,680	6.8
Obligations of states and political subdivisions	63,838	4.0	95,613	6.3	95,114	6.2
Mortgage-backed securities (1)	328,374	20.4	117,854	7.8	149,350	9.7
Asset-backed securities	168,537	10.5	183,754	12.2	203,701	13.3
Commercial mortgage-backed securities	188,104	11.7	202,722	13.4	139,795	9.1
Corporate bonds	248,259	15.4	440,855	29.2	425,410	27.8
Foreign corporate bonds	99,358	6.2	115,502	7.6	123,387	8.0
Total fixed maturities	1,253,159	77.9	1,235,155	81.7	1,241,437	80.9
Equity securities	263,104	16.4	124,747	8.3	140,229	9.2
Other invested assets	47,279	2.9	50,753	3.4	77,820	5.1
Total investments and cash and cash equivalents (2)	$1,607,813	100.0%	$1,510,152	100.0%	$1,533,900	100.0%

(1)	Includes collateralized mortgage obligations of $146,868, $96,897, and $68,183 for 2019, 2018, and 2017, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of ($850), $15, and $1,543 for 2019, 2018, and 2017, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time.  The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

The overall weighted average duration of the Company’s fixed maturities portfolio was 4.2 years as of December 31, 2019. The Company’s fixed maturities, excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 7.0 years and a weighted average duration, including cash and short-term investments, of 5.0 years as of December 31, 2019. The weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 3.2 years.

The Company’s financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2019 of $21.6 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Average fixed maturities at book value	$1,244,699	$1,250,487	$1,242,242
Gross income on fixed maturities (1)	$36,673	$37,085	$33,020
Book yield	2.95%	2.97%	2.66%
Fixed maturities at book value	$1,231,568	$1,257,830	$1,243,144
Unrealized gain (loss)	$21,591	$(22,675)	$(1,707)

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities.  Of the $328.4 million of mortgage-backed securities, $181.5 million is invested in U.S. agency paper and $146.9 million is invested in collateralized mortgage obligations, of which $115.0 million, or 78.3%, are rated AA+ or better.  In addition, the Company holds $168.5 million in asset-backed securities, of which 70.9% are rated AA or better and $188.1 million in commercial mortgaged-backed securities, of which 86.0% are rated AA+ or better.  The weighted average credit enhancement for the Company’s asset-backed securities is 28.7.  The Company also faces liquidity risk.  Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace.  The Company attempts to diversify its investment holdings to minimize this risk.  The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio.  The Company also faces credit risk.  94.9% of the Company’s fixed income securities are investment grade securities.  12.7% of the Company’s fixed maturities are rated AAA.  See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$159,118	12.7%	$225,753	18.3%
AA	633,090	50.5	378,163	30.6
A	177,611	14.2	231,939	18.8
BBB	219,111	17.5	343,611	27.8
BB	8,820	0.7	39,257	3.2
B	1,921	0.1	8,530	0.7
CCC	2,595	0.2	291	—
CC	858	0.1	104	—
C	—	—	17	—
Not rated	50,035	4.0	7,490	0.6
Total fixed maturities	$1,253,159	100.0%	$1,235,155	100.0%

The following table sets forth the expected maturity distribution of Global Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$18,931	1.5%	$89,071	7.2%
Due in one year through five years	272,472	21.7	412,006	33.4
Due in five years through ten years	186,057	14.9	221,311	17.9
Due in ten years through fifteen years	26,338	2.1	4,855	0.4
Due after fifteen years	64,346	5.1	3,582	0.3
Securities with fixed maturities	568,144	45.3	730,825	59.2
Mortgaged-backed securities	328,374	26.2	117,854	9.5
Commercial mortgage-backed securities	188,104	15.0	202,722	16.4
Asset-backed securities	168,537	13.5	183,754	14.9
Total fixed maturities	$1,253,159	100.0%	$1,235,155	100.0%

The value of the Company’s portfolio of bonds is inversely related to changes in market interest rates.  In addition, some of the Company’s bonds have call or prepayment options.  This could subject the Company to reinvestment risk should interest rates fall and issuers call their securities and the Company is forced to invest the proceeds at lower interest rates.  The Company seeks to mitigate its reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature, be called, or be prepaid at any point in time.

As of December 31, 2019, the Company had aggregate equity securities of $263.1 million that consisted of common stocks, preferred stocks, and mutual funds.

The Company’s investments in other invested assets is comprised of four limited liability partnership investments.  At December 31, 2019, a partnership that invests in distressed securities and assets was valued at $24.0 million, a partnership that invests in real estate was valued at zero, a partnership that invests in stressed and distressed debt instruments was valued at $13.5 million, and a partnership that invests in REIT qualifying assets was valued at $9.8 million.  There is no readily available independent market price for these limited liability partnership investments.  The Company does not have access to daily valuations; therefore, the estimated fair value of these limited partnerships is based on the net asset value as a practical expedient for each limited partnership.  The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains, including other than temporary impairments, were $35.3 million, $16.9 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Competition

The Company competes with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms.  In particular, the Company competes against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•	American International Group
•	American Modern Insurance Group
•	Argo Group International Holdings, Ltd.
•	Berkshire Hathaway
•	Everest Re Group, Ltd.
•	Foremost Insurance Group
•	Great American Insurance Group
•	Hallmark Financial Services, Inc.
•	HCC Insurance Holdings, Inc.
•	IFG Companies
•	James River Group Holdings
•	Kinsale Capital Group, Inc.
•	Markel Corporation
•	Nationwide Insurance
•	RLI Corporation
•	Selective Insurance Group, Inc.
•	The Hartford
•	The Travelers Companies, Inc.
•	W.R. Berkley Corporation

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

Employees

At December 31, 2019, the Company had approximately 412 employees.  None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2019.

Ratings

A.M. Best has seven rating categories in the A.M. Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak, and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  A.M. Best currently assigns the Company’s Insurance Operations, which consist of its United States based insurance companies and Global Indemnity Reinsurance, a financial strength rating of "A" (Excellent).

Publications of A.M. Best indicate that "A" (Excellent) ratings are assigned to those companies that, in A.M. Best's opinion, have an excellent ability to meet their ongoing obligations to policyholders.  To determine a credit rating, A.M. Best performs quantitative and qualitative analysis which includes evaluating balance sheet strength, operating performance, enterprise risk management, and the business profile. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.

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

U.S. Regulation

At December 31, 2019, the Company had six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances.  State insurance laws and regulations may require the Company’s U.S. insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time.  The Company’s U.S. insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments.  State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time.  These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.  In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted.  The insurance departments for the states of Indiana, Virginia, Arizona, and Pennsylvania completed their most recent financial examinations of the Company’s U.S. insurance subsidiaries for the period ended December 31, 2017.  Their final reports were issued in 2019 and there were no materially adverse findings.

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

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies "usual values" for each ratio.  Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners that require the insurer to describe certain aspects of a business that are causing such departures.  It is not uncommon for companies to have ratios that fall outside of these usual values. The Company’s U.S. insurance subsidiaries do have departures from usual values for certain IRIS ratios predominantly driven by termination of their affiliated quota share reinsurance treaty with Global Indemnity Reinsurance as of January 1, 2018 and catastrophe losses in 2018.   The Company has been able to satisfy any inquiries received from regulators regarding these departures. Although the Company’s U.S. insurance subsidiaries have departures from usual values of certain IRIS ratios, the Company believes that their U.S. insurance subsidiaries have adequate capital and liquidity to meet their operational needs.

The Company’s U.S. insurance subsidiaries departures from usual values of certain IRIS ratios are as follows:

•

Two-year operating ratio for Penn-America Insurance Company was outside of IRIS range due to termination of their affiliated quota share reinsurance treaty with Global Indemnity Reinsurance as of January 1, 2018 and catastrophe losses in 2018.

•

Investment yields were lower than the IRIS range for Penn-America Insurance Company.  A high percentage of their invested assets consisted of wholly-owned subsidiaries, Penn-Star Insurance Company and Penn-Patriot Insurance Company, which did not distribute dividends in 2019.

•

Adjusted liabilities to liquid assets ratio for United National Insurance Company and Penn-America Insurance Company were outside of the IRIS range mainly due to intercompany payables to parents and affiliates that were settled in the 1st quarter of 2020.

•

Estimated current reserve deficiencies were outside of the range for United National Insurance Company, Diamond State Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Reliable Insurance Company due to termination of their affiliated quota share reinsurance treaty with Global Indemnity Reinsurance as of January 1, 2018.

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

Based on the standards currently adopted, the U.S. insurance companies reported in their 2019 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements.  The cancellation of the quota share arrangement between Global Indemnity Reinsurance and the U.S. Insurance Companies increased the capital requirements of its U.S. Insurance Companies.  The Company will continue to manage capital levels in its U.S. Insurance Companies to ensure its capital and surplus will remain above the prescribed risk-based capital requirements.  See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2020.

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

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the "Insurance Act"), regulates the insurance business of Global Indemnity Reinsurance and provides that no person may carry on any such business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act.  Global Indemnity Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda.  A corporate body is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net written premiums or 50% or more of the losses and loss expense provisions represent unrelated business, or its total net written premiums from unrelated business are $50.0 million or more.  The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.  An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

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

The risk-based solvency capital framework referred to above represents a modification of the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended).  While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, Global Indemnity Reinsurance must also ensure at all times that its ECR is at least equal to the MSM for a Class 3B insurer in respect of its general business, which is the greater of:

(i)	$1.0 million;
(ii)	50% of net written premiums;
(iii)	15% of net losses and loss adjustment expense reserves and other general business insurance reserves.
(iv)	25% of the insurer’s enhanced capital requirement.

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

Economic Balance Sheet Framework

The Economic Balance Sheet (“EBS”) framework is an accounting balance sheet approach using market consistent values for all current assets and current obligations relating to in-force business which applies to Class 3B and 4 insurers. The EBS framework is embedded as part of the Capital and Solvency Return and forms the basis for the insurer’s ECR.

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

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers with the rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. In addition, the Office of the California Attorney General will be promulgating regulations to establish procedures to facilitate these new rights. The proposed regulations were published in October 2019, and the deadline for the California Attorney General to release final regulations is July 1, 2020. As such, it remains unclear what, if any, modifications will be made to the regulations or how the CCPA will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with the CCPA. The Company cannot yet predict the impact of the CCPA or impending legislation on its business or operations, but it may require the Company to modify its data processing practices and policies and to incur substantial costs and expenses in an effort to comply. If the Company fails to protect the privacy of third-party data or implement practices and procedures deemed necessary by regulators or consumers or to comply with the CCPA or other applicable regimes, the Company may be subject to fines, penalties, litigation, and reputational harm and our business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect the Company’s business. To the extent that the Company is subject to new laws or recommendations or chooses to adopt new standards, recommendations, or other requirements, the Company may have greater compliance burdens. If the Company is perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, the Company’s reputation may suffer, and the Company could lose relationships with customers or partners.

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

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies.  A.M. Best has seven rating categories in the A.M. Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak, and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.

A.M. Best currently assigns the companies in the Insurance Operations and Reinsurance Operations a financial strength rating of "A" (Excellent).  The objective of A.M. Best's rating system is to provide potential policyholders an opinion of an insurer's financial strength and its ability to meet ongoing obligations, including paying claims.  To determine a credit rating,

A.M. Best performs quantitative and qualitative analysis which includes evaluating balance sheet strength, operating performance, enterprise risk management, and the business profile. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers, and intermediaries and are not directed to the protection of investors.  These ratings are not an evaluation of, nor are they directed to, investors in the Company’s A ordinary shares and are not a recommendation to buy, sell or hold the Company’s A ordinary shares.  Publications of A.M. Best indicate that companies are assigned "A" (Excellent) ratings if, in A.M. Best's opinion, they have an excellent ability to meet their ongoing obligations to policyholders.  These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best.

The Company cannot guarantee that its reinsurers will pay in a timely fashion, if at all, and as a result, the Company could experience losses.

The Company cedes a portion of gross written premiums to third party reinsurers under reinsurance contracts.  Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred, it does not relieve the Company of its liability to its policyholders. Upon payment of claims, the Company will bill its reinsurers for their share of such claims.  The reinsurers may not pay the reinsurance receivables that they owe to the Company or they may not pay such receivables on a timely basis.  If the reinsurers fail to pay it or fail to pay on a timely basis, the Company’s financial results would be adversely affected.  Lack of reinsurer liquidity, perceived improper underwriting or claim handling by the Company, and other factors could cause a reinsurer not to pay.  See "Business – Reinsurance of Underwriting Risk" in Item 1 of Part I of this report.

See Note 7 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2019 and 2018.

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

The Company also has an equity portfolio as well as mutual funds that invest in both equity and fixed income securities.  The performance of the Company’s equity portfolio and mutual funds are dependent upon a number of factors, including many of the same factors that affect the performance of its fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio.  Individual equity securities have unsystemic risk.  The Company could experience market declines on these investments.  The Company also has systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.  If the market indexes were to decline, the Company anticipates that the value of its portfolio would be negatively affected.

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

See Note 3 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2019 and 2018.

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

As of December 31, 2019, $73.6 million of the Company’s outstanding indebtedness bore interest at a rate that varies depending upon the Fed Funds Effective rate.  If Fed Funds Effective rate rises, the interest rates on outstanding debt will increase resulting in increased interest payment obligations under the Company’s margin borrowing facility. This could have a negative effect on the Company’s cash flow and financial condition.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure by the Company or its co-obligor, Global Indemnity Group, LLC (formerly known as “Global Indemnity Group, Inc.”) to make periodic payments related to the Subordinated Notes could adversely affect the Company.

In 2015, the Company sold $100 million aggregate principal amount of its 7.75% Subordinated Notes due in 2045.  In 2017, the Company sold $130 million aggregate principal amount of its 7.875% Subordinated Notes due in 2047. In 2018, the Company’s indirect subsidiary, Global Indemnity Group, LLC became a co-obligor on both notes. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

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

The Company markets and distributes its insurance products through a group of approximately 570 professional general agencies (net of 60 professional general agencies which write business in more than one of the Company’s segments) that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies.  A loss of all or substantially all of the business produced by any one of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

The Company competes with a large number of other companies in its selected lines of business.  The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies.  The Company’s competitors include, among others: American International Group, American Modern Insurance Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Foremost Insurance Group, Great American Insurance Group, Hallmark Financial Services, Inc., HCC Insurance Holdings, Inc., IFG Companies, James River Group Holdings, Kinsale Capital Group, Inc., Markel Corporation, Nationwide Insurance, RLI Corporation, Selective Insurance Group, Inc., The Hartford, The Travelers Companies, Inc., and W.R. Berkley Corporation.  Some of the Company’s competitors have greater financial and marketing resources than the Company does.  The Company’s profitability could be adversely affected if it loses business to competitors offering similar products at or below the Company’s prices.

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

In addition, the Company’s U.S. insurance subsidiaries, which are indirect subsidiaries of Global Indemnity Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Global Indemnity Reinsurance before being paid to Global Indemnity.  See "Regulation – U.S. Regulation” in Item 1 of Part I of this report.  Also, see Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2020.

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

U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International L.P. (collectively, the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, beneficially own approximately 80.3% of the Company’s total voting power.  Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 2.1% of the Company’s total voting power.  The percentage of the Company’s total voting power that the Fox Paine Funds may exercise is greater than the percentage of the Company’s total shares that the Fox Paine Funds beneficially own because the Fox Paine Funds beneficially own all of the Company’s B ordinary shares, which have ten votes per share as opposed to A ordinary shares, which have one vote per share.  The A ordinary shares and the B ordinary shares generally vote together as a single class on matters presented to the Company’s shareholders.  Based on the ownership structure of the Fox Paine Funds and affiliates that own these shares, which entities are entitled to vote the shares, these affiliated entities are not subject to the voting restriction contained in the Company’s articles of association.  As a result, the Fox Paine Funds have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Global Indemnity may discover material weaknesses in the future which may lead to its financial statements being materially misstated. As a result, the market price of the Company’s common stock could be adversely affected, and the Company could become subject to investigations by the stock exchange on which its securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. The cost of remediating a potential material weakness could materially adversely affect the Company’s business and financial condition.

The Company’s operating results and shareholders’ equity may be adversely affected by currency fluctuations.

The Company’s functional currency is the U.S. dollar. The Reinsurance Operations conducts business with some customers in foreign currencies and several of the Company’s U.S. and non-U.S. subsidiaries maintain cash accounts in foreign currencies.  At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent.  The resulting gain or loss on foreign denominated cash accounts is reflected in income during the period.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Foreign exchange risk is reviewed as part of the Company’s risk management process.  The Company may experience losses resulting from fluctuations in the values of non-U.S. currencies relative to the strength of the U.S. dollar, which could adversely impact the Company’s results of operations and financial condition.

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

The Company’s shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. It may be difficult for a shareholder to effect service of process within the U.S. or to enforce judgments obtained against the Company in U.S. courts. The Company has irrevocably agreed that it may be served with process with respect to actions based on offers and sales of securities made in the U.S. by having Global Indemnity Group, LLC be the Company’s U.S. agent appointed for that purpose. A Cayman court may impose civil liability on the Company or its directors or officers in a suit brought in the Cayman courts against the Company or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Cayman law.

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

Global Indemnity is a Cayman Island company and Global Indemnity Reinsurance is a Bermuda company.  The Company seeks to manage its business in a manner designed to reduce the risk that Global Indemnity and Global Indemnity Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes.  However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, the Company cannot be certain that the U.S. Internal Revenue Service will not contend successfully that Global Indemnity or Global Indemnity Reinsurance is or has been engaged in a trade or business in the United States.  If Global Indemnity or Global Indemnity Reinsurance were considered to be engaged in a business in the United States, the Company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected.

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

If the Company is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. person who owns shares in the Company could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred as a result of the Company’s non-U.S. status. The Company does not believe that it was a PFIC for U.S. federal income tax purposes for the taxable year ending on December 31, 2019 because the Company believes that it should be considered to be engaged in the active conduct of a global insurance and reinsurance business through its insurance subsidiaries. The Company cannot provide assurance, however, that the Company will not be deemed to be a PFIC by the IRS.

Further, TCJA limited the exception applicable to foreign corporations engaged in the active conduct of an insurance business by requiring that, for the exception from passive income for income derived in the active conduct of an insurance business to apply to such foreign corporation, the applicable insurance liabilities of such foreign corporation must exceed 25 percent of its total assets (or 10 percent in certain limited cases if certain other applicable facts and circumstances are satisfied). Although guidance regarding the active conduct of an insurance business rules has recently been proposed by the IRS, a number of uncertainties remain, including uncertainties in the calculation of applicable insurance liabilities.  Further, there can be no assurance that the proposed guidance will be finalized in their current form or that additional, adverse guidance will not be adopted by the IRS. Accordingly, due to ambiguities in the application of the relevant provisions of the TCJA and the PFIC provisions in general, as well as uncertainties about the PFIC guidance recently proposed by the IRS, there can be no assurance with respect to the Company’s status as a PFIC for the current or any future taxable years of the Company.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2019, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Specialty segment’s principal executive offices and headquarters.  Additional office space leased in California and Georgia serve as field offices for Commercial Specialty.  Some of the office space in California also serves as office space for Commercial Specialty’s claims operations. In the first quarter of 2020, the office space in California and Georgia was closed, with all employees at those offices working remotely. Office space in Hamilton, Bermuda used by Reinsurance Operations is shared with one of Global Indemnity Reinsurance’s service providers per an agreement between the two.  Office space leased in Arizona is used by the Company’s Specialty Property segment.  Office space leased in Nebraska is used by the Company’s Farm, Ranch, & Stable segment.  Office space leased in Cavan, Ireland is used to support the operating needs of the Insurance and Reinsurance Operations. The leases for the properties listed are held by various Company subsidiaries.  The Company believes the properties listed are suitable and adequate to meet its needs.

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

As of December 31, 2019, there were 4 holders of record of the Company’s B ordinary shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC or an affiliate of an investment fund.  As of December 31, 2019, the Company’s A ordinary shares were held by approximately 218 shareholders of record.

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

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Global Indemnity Limited	$100.0	$102.3	$134.7	$148.1	$127.7	$104.4
NASDAQ Insurance Index	100.0	106.5	123.1	127.0	116.2	147.2
NASDAQ Composite Index	100.0	105.7	113.7	145.8	140.1	189.5

Recent Sales of Unregistered Securities

None.

Company Purchases of Ordinary Shares

The Company’s Share Incentive Plan allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Share Incentive Plan.  During 2019, the Company purchased an aggregate 27,028 of surrendered A ordinary shares from employees for $0.9 million.  All shares purchased from employees are held as treasury stock and recorded at cost until formally retired.

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

During 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, September 26, 2019, and December 24, 2019.  Dividends paid were $14.2 million during the year ended December 31, 2019.

During 2018, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, September 27, 2018, and December 24, 2018.  Dividends paid were $14.0 million during the year ended December 31, 2018.

The Company did not declare or pay cash dividends on any class of its ordinary shares in 2017.

The Company is a holding company and has no direct operations.  The ability of Global Indemnity Limited to pay dividends is subject to Cayman Islands regulations and depends, in part, on the ability of its subsidiaries to pay dividends.  Global Indemnity Reinsurance and the U.S. insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.  See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 18 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the U.S. insurance subsidiaries and Global Indemnity Reinsurance in 2019 and the maximum amount of distributions that they could pay as dividends in 2020.

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

For 2020, the Company believes that Global Indemnity Reinsurance should have sufficient liquidity and solvency to pay dividends.  In the future, the Company anticipates using dividends from Global Indemnity Reinsurance to fund obligations of Global Indemnity.  Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  Based upon the total statutory capital plus the statutory surplus as set out in its 2019 statutory financial statements that will be filed in 2020, Global Indemnity Reinsurance could pay a dividend of up to $198.8 million in 2020 without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.  In 2019, Global Indemnity Reinsurance did not declare or pay a dividend to its parent, Global Indemnity.

Barbados resident companies are subject to a 15% withholding tax on dividends to a nonresident company or individual, with a 25% rate for dividends paid out of tax-exempt profits. Dividends paid by Barbados resident companies classified as International Business Companies (“IBCs”) to nonresidents are exempt from withholding tax. GBLI (Barbados) Limited is an IBC which was dissolved in November, 2019.

In 2019, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies.  Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of EUR 1.2 million or more for a period of at least twelve months. The Barbados Luxembourg Tax Treaty allows Luxembourg resident companies to pay dividends free of withholding tax to Barbados resident companies so long as the Barbados resident company is the beneficial owner of at least 10% of the capital of the Luxembourg resident company and has held such capital for an uninterrupted period of at least twelve months prior to the dividend distribution.  The Luxembourg Companies were dissolved in December, 2019.

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

The following table sets forth selected consolidated historical financial data for the Company and should be read together with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Cash dividends totaling $1.00 per share were declared and paid on common stock in 2019 and 2018.  No cash dividends were declared or paid on common stock during the years ended December 31, 2017, 2016, and 2015.

	For the Years Ended December 31,
(Dollars in thousands, except shares and per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Gross written premiums	$636,861	$547,897	$516,334	$565,845	$590,233
Net written premiums	562,089	472,547	450,180	470,940	501,244
Net earned premiums	525,262	467,775	438,034	468,465	504,143
Net realized investment gains (losses)	35,342	(16,907)	1,576	21,721	(3,374)
Total revenues	604,472	498,938	485,515	534,514	538,778
Net income (loss)	70,015	(56,696)	(9,551)	49,868	41,469
Per share data:
Net income (loss) available to common shareholders (1)	$70,015	$(56,696)	$(9,551)	$49,868	$41,469
Basic	$4.93	$(4.02)	$(0.55)	$2.89	$1.71
Diluted	$4.88	$(4.02)	$(0.55)	$2.84	$1.69
Weighted-average number of shares outstanding
Basic	14,191,756	14,088,883	17,308,663	17,246,717	24,253,657
Diluted	14,334,706	14,088,883	17,308,663	17,547,061	24,505,851
Cash dividends declared per share	$1.00	$1.00	$—	$—	$—

(1)	For the years ended December 31, 2018 and 2017, “diluted” loss per share is the same as “basic” loss per share since there was a net loss for the period.

Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)	2019	2018	2017	2016	2015
Loss ratio (2) (3)	52.5	71.5	61.5	56.4	54.6
Expense ratio	39.7	40.8	41.9	42.0	39.9
Combined ratio (2) (3)	92.2	112.3	103.4	98.4	94.5
Net / gross written premiums	88.3	86.2	87.2	83.2	84.9
Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,607,813	$1,510,152	$1,533,900	$1,501,819	$1,516,093
Reinsurance receivables, net of allowance	83,938	114,418	105,060	143,774	115,594
Total assets	2,075,885	1,960,266	2,001,669	1,972,946	1,957,294
7.75% Subordinated notes payable	96,864	96,742	96,619	96,497	96,388
7.875% Subordinated notes payable	126,147	126,005	125,864	—	—
Margin borrowing facility	73,629	65,818	72,230	66,646	75,646
Unpaid losses and loss adjustment expenses	630,181	680,031	634,664	651,042	680,047
Total shareholders’ equity	726,809	629,059	718,394	797,951	749,926
Book value per share	50.82	44.21	50.57	45.42	42.98

(1)

The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability.  The loss ratio is the ratio of net losses and loss adjustment expenses to net earned premiums.  The expense ratio is the ratio of acquisition costs and other underwriting expenses to net earned premiums.  The combined ratio is the sum of the loss and expense ratios.  The ratios presented here represent the consolidated results of the Company’s Commercial Specialty segment, Specialty Property segment, Farm, Ranch, & Stable segment, and Reinsurance Operations.

(2)	A summary of prior accident year adjustments is summarized as follows:

•	2019 loss and combined ratios reflect a $32.8 million reduction of net losses and loss adjustment expenses
•	2018 loss and combined ratios reflect a $28.8 million reduction of net losses and loss adjustment expenses
•	2017 loss and combined ratios reflect a $53.9 million reduction of net losses and loss adjustment expenses
•	2016 loss and combined ratios reflect a $57.3 million reduction of net losses and loss adjustment expenses
•	2015 loss and combined ratios reflect a $34.7 million reduction of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)

The Company’s loss and combined ratios for 2019, 2018, 2017, 2016, and 2015 include $30.4 million, $80.6 million, $61.1 million, $72.1 million, and $45.0 million, respectively, of catastrophic losses on a current accident year basis from the Insurance Operations.  See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

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

Recent Developments

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable.  In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings.  Please see Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding these segment changes.

During 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, September 26, 2019, and December 24, 2019.  Dividends paid were $14.2 million during the year ended December 31, 2019.

Global Indemnity Reinsurance signed a new casualty treaty which contributed $26.9 million of gross written premiums during the year ended December 31, 2019.

Effective December 8, 2019, John H. Howes retired from the Board of Directors of the Company and Michele Colucci was appointed to the Board of Directors of the Company.

A.M. Best has seven Rating Categories in the A.M. Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  On January 21, 2020, A.M. Best assigned the companies in the Insurance Operations and Reinsurance Operations a financial strength rating of "A" (Excellent).

Overview

The Company operates and manages its business through four business segments: Commercial Specialty, Specialty Property, Farm, Ranch, & Stable, and Reinsurance Operations.

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 180 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 240 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

The Company’s Farm, Ranch, & Stable segment, via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry on an admitted basis.  These insurance products are sold through a group of approximately 210 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

The Company’s Reinsurance Operations, consisting solely of the operations of Global Indemnity Reinsurance, currently provides reinsurance solutions through brokers and on a direct basis.  Global Indemnity Reinsurance is a Bermuda based treaty reinsurer for specialty property and casualty insurance and reinsurance companies.  Global Indemnity Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write niche and specialty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.

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

In developing losses and loss adjustment expense ("loss" or "losses") reserve estimates for the U.S. Insurance Operations, the Company’s actuaries perform detailed reserve analyses each quarter.  To perform the analysis, the data is organized at a "reserve category" level.  A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect.  The reserves within a reserve category level are characterized as long-tail or short-tail.  For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled.  The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella.  Short-tail exposures include property, commercial automobile physical damage, and equine mortality.  To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State, American Reliable, Collectibles, and Vacant Express.  For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report.  Each of the Company’s product classifications contain both long-tail and short-tail exposures.  Every reserve category is analyzed by the Company’s actuaries each quarter.  Management is responsible for the final determination of loss reserve selections.

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

The Paid Development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss.  Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors.  Claim cost inflation requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.  Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results.  Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

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

Management’s best estimate at December 31, 2019 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $630.2 million and $553.9 million, respectively, as of December 31, 2019.  A breakout of the Company’s gross and net reserves as of December 31, 2019 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$107,409	$282,739	$390,148
Specialty Property	17,301	33,033	50,334
Farm, Ranch, & Stable	11,962	33,639	45,601
Reinsurance Operations	49,453	94,645	144,098
Total	$186,125	$444,056	$630,181

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$87,542	$243,402	$330,944
Specialty Property	12,004	28,241	40,245
Farm, Ranch, & Stable	11,110	27,511	38,621
Reinsurance Operations	49,453	94,645	144,098
Total	$160,109	$393,799	$553,908

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $308.2 million for claims occurring during the year ended December 31, 2019:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(44,689)	$(30,050)	$(15,410)	$(771)	$13,869
	-3%	(39,141)	(24,194)	(9,246)	5,702	20,649
	-2%	(36,368)	(21,266)	(6,164)	8,938	24,040
	-1%	(33,594)	(18,338)	(3,082)	12,174	27,430
	0%	(30,820)	(15,410)	—	15,410	30,820
	1%	(28,046)	(12,482)	3,082	18,646	34,210
	2%	(25,272)	(9,554)	6,164	21,882	37,600
	3%	(22,499)	(6,626)	9,246	25,118	40,991
	5%	(16,951)	(771)	15,410	31,591	47,771

The Company’s net reserves for losses and loss adjustment expenses of $553.9 million as of December 31, 2019 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 7 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2019 and 2018.  For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2019, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For an analysis of the Company’s securities with gross unrealized losses as of December 31, 2019 and 2018, and for other than temporary impairment losses that the Company recorded for the years ended December 31, 2019,  2018, and 2017, please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors.  Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2019.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors.  Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2019.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.  As of December 31, 2019, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.  There are no valuation allowances as of December 31, 2019 and 2018.  The deferred tax asset balance is analyzed regularly by management.  This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience.  If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required.  This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate at the commencement date in determining the present value of future payments.  The ROU asset is calculated using the initial lease liability amount, plus any lease payments made at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.  Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The Company’s lease agreements may contain both lease and non-lease components which are accounted separately.  The Company elected the practical expedient on not separating lease components from non-lease components for its equipment leases.

Business Segments

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

The Company evaluates the performance of these four segments based on gross and net written premiums, revenues in the form of net earned premiums, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

During the first quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable. This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported. Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office. In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania. Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results. Accordingly, the Company now reports Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the years ended December 31, 2018 and 2017 have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Gross written premiums	$636,861	$547,897	16.2%	$547,897	$516,334	6.1%
Net written premiums	$562,089	$472,547	18.9%	$472,547	$450,180	5.0%

Net earned premiums	$525,262	$467,775	12.3%	$467,775	$438,034	6.8%
Other income	1,816	1,728	5.1%	1,728	6,582	(73.7%)
Total revenues	527,078	469,503	12.3%	469,503	444,616	5.6%
Losses and expenses:
Net losses and loss adjustment expenses	275,402	334,625	(17.7%)	334,625	269,212	24.3%
Acquisition costs and other underwriting expenses	208,403	190,778	9.2%	190,778	183,733	3.8%
Underwriting income (loss)	43,273	(55,900)	(177.4%)	(55,900)	(8,329)	NM
Net investment income	42,052	46,342	(9.3%)	46,342	39,323	17.8%
Net realized investment gains (losses)	35,342	(16,907)	NM	(16,907)	1,576	NM
Corporate and other operating expenses	(18,888)	(29,766)	(36.5%)	(29,766)	(25,714)	15.8%
Interest expense	(20,022)	(19,694)	1.7%	(19,694)	(16,906)	16.5%
Income (loss) before income taxes	81,757	(75,925)	NM	(75,925)	(10,050)	NM
Income tax (expense) benefit	(11,742)	19,229	(161.1%)	19,229	499	NM
Net income (loss)	$70,015	$(56,696)	NM	$(56,696)	$(9,551)	NM
Underwriting Ratios:
Loss ratio (1)	52.5%	71.5%		71.5%	61.5%
Expense ratio (2)	39.7%	40.8%		40.8%	41.9%
Combined ratio (3)	92.2%	112.3%		112.3%	103.4%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Gross written premiums (1)
Commercial Specialty (4)	$297,332	$249,948	19.0%	$249,948	$212,670	17.5%
Specialty Property (3) (4)	163,503	170,168	(3.9%)	170,168	173,780	(2.1%)
Farm, Ranch, & Stable (4)	87,745	79,738	10.0%	79,738	75,997	4.9%
Reinsurance (5)	88,281	48,043	83.8%	48,043	53,887	(10.8%)
Total gross written premiums	$636,861	$547,897	16.2%	$547,897	$516,334	6.1%
Ceded premiums written
Commercial Specialty (4)	$38,613	$23,121	67.0%	$23,121	$26,222	(11.8%)
Specialty Property (4)	22,833	42,698	(46.5%)	42,698	29,509	44.7%
Farm, Ranch, & Stable (4)	13,329	9,521	40.0%	9,521	10,469	(9.1%)
Reinsurance (5)	(3)	10	(130.0%)	10	(46)	(121.7%)
Total ceded premiums written	$74,772	$75,350	(0.8%)	$75,350	$66,154	13.9%
Net written premiums (2)
Commercial Specialty (4)	$258,719	$226,827	14.1%	$226,827	$186,448	21.7%
Specialty Property (4)	140,670	127,470	10.4%	127,470	144,271	(11.6%)
Farm, Ranch, & Stable (4)	74,416	70,217	6.0%	70,217	65,528	7.2%
Reinsurance (5)	88,284	48,033	83.8%	48,033	53,933	(10.9%)
Total net written premiums	$562,089	$472,547	18.9%	$472,547	$450,180	5.0%
Net earned premiums
Commercial Specialty (4)	$237,758	$218,357	8.9%	$218,357	$178,798	22.1%
Specialty Property (4)	140,232	128,768	8.9%	128,768	149,786	(14.0%)
Farm, Ranch, & Stable (4)	71,312	69,248	3.0%	69,248	66,197	4.6%
Reinsurance (5)	75,960	51,402	47.8%	51,402	43,253	18.8%
Total net earned premiums	$525,262	$467,775	12.3%	$467,775	$438,034	6.8%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net written premiums equal gross written premiums less ceded premiums written.
(3)

Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($0.3) million, ($2.1) million, and $1.3 million during the years ended December 31, 2019, 2018, and 2017, respectively.

(4)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(5)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 16.2% for year ended December 31, 2019 as compared to 2018.  Gross written premiums include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($0.3) million and ($2.1) million for the years ended December 31, 2019 and 2018, respectively.  Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross written premiums increased by 15.9% for the year ended December 31, 2019 as compared to 2018. The increase is mainly due to several new programs and increases in excess & surplus lines submissions within Commercial Specialty, rate increases within Specialty Property and Farm, Ranch, & Stable, new agents appointments within Farm, Ranch, & Stable, and growth in the Reinsurance Operation’s property catastrophe book primarily driven by rate increases as well as a new casualty treaty. This new casualty treaty contributed $26.9 million in gross written premiums during the year ended December 31, 2019. This growth in premiums was partially offset by a continued reduction of catastrophe exposed business within both Commercial Specialty and Specialty Property.

Gross written premiums increased by 6.1% for year ended December 31, 2018 as compared to 2017.  Gross written premiums include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($2.1) million and ($1.3) million for the years ended December 31, 2018 and 2017, respectively.  Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross written premiums increased by 6.2% for the year ended December 31, 2018 as compared to 2017. The increase is mainly due to the premium growth within the Company’s Commercial Specialty segment and the Company’s Farm, Ranch, & Stable segment partially offset by a reduction in premiums written within the Company’s Specialty Property segment and Reinsurance Operations. The growth experienced in Commercial Specialty is primarily being driven by rate increases mainly due to catastrophes experienced in the prior year, new programs, and increased interactions with agents.  The increase in gross written premiums within the Company’s Farm, Ranch, & Stable segment is primarily due to growth in agriculture writings.   The reduction in gross written premiums within the Company’s Specialty Property segment is primarily due to reduced writings in an effort to limit catastrophe exposure.  The reduction in gross written premiums within the Company’s Reinsurance Operations is primarily due to the non-renewal of a treaty partially offset by growth in the property catastrophe treaties and professional liability portfolio.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Commercial Specialty	87.0%	90.7%	(3.7%)	90.7%	87.7%	3.0%
Specialty Property (1)	85.9%	74.0%	11.9%	74.0%	82.4%	(8.4%)
Farm, Ranch, & Stable	84.8%	88.1%	(3.3%)	88.1%	86.2%	1.9%
Reinsurance	100.0%	100.0%	0.0%	100.0%	100.1%	(0.1%)
Total (1)	88.2%	85.9%	2.3%	85.9%	87.0%	(1.1%)

(1)

Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($0.3) million, ($2.1) million, and ($1.3) million during the years ended December 31, 2019, 2018, and 2017 respectively.

The net premium retention for the year ended December 31, 2019 increased by 2.3 points as compared to 2018.  This increase in retention is primarily driven by growth of casualty premiums and reinsurance premiums. It is also being driven by the downsizing of catastrophe exposed business within Specialty Property.

The net premium retention for the year ended December 31, 2018 decreased by 1.1 points as compared to 2017.  The decline in retention was primarily due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017 partially offset by growth in gross written premiums within the Company’s Commercial Specialty segment and Farm, Ranch, & Stable segment as noted above.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 8.9% for the year ended December 31, 2019 as compared to the same period in 2018. The increase in net earned premiums was primarily due to a growth in premiums written as a result of several new programs.   Property net earned premiums were $110.7 million and $115.2 million for the years ended December 31, 2019 and 2018, respectively.  Casualty net earned premiums were $127.0 million and $103.1 million for the years ended December 31, 2019 and 2018, respectively.

Net earned premiums within the Commercial Specialty segment increased by 22.1% for the year ended December 31, 2018 as compared to the same period in 2017. The increase in net earned premiums was primarily due to an increase in gross premiums written. Property net earned premiums were $115.2 million and $90.0 million for the years ended December 31, 2018 and 2017, respectively. Casualty net earned premiums were $103.1 million and $88.8 million for the years ended December 31, 2018 and 2017, respectively.

Net earned premiums within the Specialty Property segment increased by 8.9% for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to an increase in net written premiums.  Property net earned premiums were $129.5 million and $117.7 million for the years ended December 31, 2019 and 2018, respectively.  Casualty net earned premiums were $10.8 million and $11.1 million for the years ended December 31, 2019 and 2018, respectively.

Net earned premiums within the Specialty Property segment decreased by 14.0% for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to a decline in gross written premiums in previous periods as well as additional premiums being ceded due to the Property Catastrophe Quota Share Treaty that became effective on April 15, 2017. Property net earned premiums were $117.7 million and $137.7 million for the years ended December 31, 2018 and 2017, respectively. Casualty net earned premiums were $11.1 million and $12.1 million for the years ended December 31, 2018 and 2017, respectively.

Net earned premiums within the Farm, Ranch, & Stable segment increased by 3.0% for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to a growth of the business as a result of adding new agents. Property net earned premiums were $50.9 million and $49.6 million for the years ended December 31, 2019 and 2018, respectively.  Casualty net earned premiums were $20.4 million and $19.6 million for the years ended December 31, 2019 and 2018, respectively.

Net earned premiums within the Farm, Ranch, & Stable segment increased by 4.6% for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to a growth in gross written premiums.  Property net earned premiums were $49.6 million and $45.8 million for the years ended December 31, 2018 and 2017, respectively.  Casualty net earned premiums were $19.6 million and $20.4 million for the years ended December 31, 2018 and 2017, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 47.8% for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to growth in gross written premiums within the property catastrophe line of business as well as the new casualty treaty entered into during 2019. Property net earned premiums were $56.8 million and $45.2 million for the years ended December 31, 2019 and 2018, respectively.  Casualty net earned premiums were $19.2 million and $6.2 million for the years ended December 31, 2019 and 2018, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 18.8% for the year ended December 31, 2018 as compared to the same period in 2017. This increase was primarily due to growth in gross written premiums within the property and professional lines of business as well as earnings from a treaty that was non-renewed. Property net earned premiums were $45.2 million and $38.4 million for the years ended December 31, 2018 and 2017, respectively.  Casualty net earned premiums were $6.2 million and $4.8 million for the years ended December 31, 2018 and 2017, respectively.

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019 (2)	2018 (2)	Change	2018 (2)	2017 (2)	Change
Gross written premiums	$297,332	$249,948	19.0%	$249,948	$212,670	17.5%
Net written premiums	$258,719	$226,827	14.1%	$226,827	$186,448	21.7%
Net earned premiums	$237,758	$218,357	8.9%	$218,357	$178,798	22.1%
Other income	—	—	—	—	78	(100.0%)
Total revenues	237,758	218,357	8.9%	218,357	178,876	22.1%
Losses and expenses:
Net losses and loss adjustment expenses	108,911	114,476	(4.9%)	114,476	62,834	82.2%
Acquisition costs and other underwriting expenses (1)	96,475	87,371	10.4%	87,371	75,990	15.0%
Underwriting income (loss)	$32,372	$16,510	96.1%	$16,510	$40,052	(58.8%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019 (2)	2018 (2)	Change	2018 (2)	2017 (2)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	53.5%	55.7%	(2.2)	55.7%	57.2%	(1.5)
Prior accident year	(7.7%)	(3.3%)	(4.4)	(3.3%)	(22.0%)	18.7
Calendar year loss ratio	45.8%	52.4%	(6.6)	52.4%	35.2%	17.2
Expense ratio	40.6%	40.0%	0.6	40.0%	42.5%	(2.5)
Combined ratio	86.4%	92.4%	(6.0)	92.4%	77.7%	14.7
(1)

Includes excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations of $0.4 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations for the year ended December 31, 2019.

(2)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio.  The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Commercial Specialty segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2019		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$46,026	41.6%	$49,846	43.3%	$35,879	39.8%
Effect of prior accident year	(4,310)	(3.9%)	(1,251)	(1.1%)	(4,904)	(5.4%)
Non catastrophe property losses and ratio (2)	$41,716	37.7%	$48,595	42.2%	$30,975	34.4%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$9,996	9.0%	$12,179	10.6%	$10,081	11.2%
Effect of prior accident year	3,387	3.1%	(626)	(0.5%)	(1,351)	(1.5%)
Catastrophe losses and ratio (2)	$13,383	12.1%	$11,553	10.1%	$8,730	9.7%
Total property losses and ratio excluding the effect of prior accident year (1)	$56,022	50.6%	$62,025	53.9%	$45,960	51.0%
Effect of prior accident year	(923)	(0.8%)	(1,877)	(1.6%)	(6,255)	(6.9%)
Total property losses and ratio (2)	$55,099	49.8%	$60,148	52.3%	$39,705	44.1%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$71,255	56.1%	$59,701	57.9%	$56,229	63.4%
Effect of prior accident year	(17,443)	(13.7%)	(5,373)	(5.2%)	(33,100)	(37.3%)
Total Casualty losses and ratio (2)	$53,812	42.4%	$54,328	52.7%	$23,129	26.1%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$127,277	53.5%	$121,726	55.7%	$102,189	57.2%
Effect of prior accident year	(18,366)	(7.7%)	(7,250)	(3.3%)	(39,355)	(22.0%)
Total net losses and loss adjustment expense and total loss ratio (2)	$108,911	45.8%	$114,476	52.4%	$62,834	35.2%
(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.1 million for the year ended December 31, 2017. There was no other income during the years ended December 31, 2019 and 2018.  For the year ended December 31, 2017, other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Property losses
Non-catastrophe	$46,026	$49,846	(7.7%)	$49,846	$35,879	38.9%
Catastrophe	9,996	12,179	(17.9%)	12,179	10,081	20.8%
Property losses	56,022	62,025	(9.7%)	62,025	45,960	35.0%
Casualty losses	71,255	59,701	19.4%	59,701	56,229	6.2%
Total accident year losses	$127,277	$121,726	4.6%	$121,726	$102,189	19.1%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019	2018	Change	2018	2017	Change
Current accident year loss ratio:
Property
Non-catastrophe	41.6%	43.3%	(1.7)	43.3%	39.8%	3.5
Catastrophe	9.0%	10.6%	(1.6)	10.6%	11.2%	(0.6)
Property loss ratio	50.6%	53.9%	(3.3)	53.9%	51.0%	2.9
Casualty loss ratio	56.1%	57.9%	(1.8)	57.9%	63.4%	(5.5)
Total accident year loss ratio	53.5%	55.7%	(2.2)	55.7%	57.2%	(1.5)

The current accident year property non-catastrophe loss ratio for 2019 improved by 1.7 points compared to 2018. The loss ratio improvement reflects a lower claims severity compared to last year as each accident quarter except for the third accident quarter had a lower claims severity compared to the same accident quarters last year. The twelve-month claims incurred frequency was unchanged from last year.  The current accident year property non-catastrophe loss ratio for 2018 increased by 3.5 points compared to 2017.  The increase in the loss ratio reflects a higher claims severity for each of the accident quarters of 2018 compared to the same accident quarters last year.

The current accident year property catastrophe loss ratio for 2019 improved by 1.6 points compared to 2018 reflecting a lower claims severity compared to last year.  The twelve-month claims incurred frequency was unchanged from last year. The current accident year property catastrophe loss ratio for 2018 improved by 0.6 points compared to 2017.  The loss ratio improvement reflects lower claims frequency compared to last year particularly in the third accident quarter.

The current accident year casualty loss ratio for 2019 improved by 1.8 points compared to 2018 reflecting lower claims frequency compared to last year.  The claims frequency was lower for each accident quarter compared to the same accident quarters last year.  The current accident year casualty loss ratio for 2018 improved by 5.5 points compared to 2017 driven primarily by a lower claims severity for each of the accident quarters of 2018 compared to the same accident quarters last year.

The calendar year loss ratio for the years ended December 31, 2019, 2018, and 2017 includes a decrease of $18.4 million, or 7.7% percentage points, a decrease of $7.3 million or 3.3% percentage points, and a decrease of $39.4 million or 22.0% percentage points, respectively, related to reserve development on prior accident years.  Please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.6 points from 40.0% for 2018 to 40.6% for 2019 primarily due to an increase in compensation cost related to good results for 2019.

The expense ratio improved 2.5 points from 42.5% for 2017 to 40.0% for 2018.   The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above offset by an increase in contingent commissions.

Specialty Property

The components of income from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019 (3)	2018 (3)	Change	2018 (3)	2017 (3)	Change
Gross written premiums (1)	$163,503	$170,168	(3.9%)	$170,168	$173,780	(2.1%)
Net written premiums	$140,670	$127,470	10.4%	$127,470	$144,271	(11.6%)
Net earned premiums	$140,232	$128,768	8.9%	$128,768	$149,786	(14.0%)
Other income	1,820	1,782	2.1%	1,782	6,013	(70.4%)
Total revenues	142,052	130,550	8.8%	130,550	155,799	(16.2%)
Losses and expenses:
Net losses and loss adjustment expenses	75,426	122,709	(38.5%)	122,709	112,055	9.5%
Acquisition costs and other underwriting expenses (2)	58,768	55,760	5.4%	55,760	63,477	(12.2%)
Underwriting income (loss)	$7,858	$(47,919)	116.4%	$(47,919)	$(19,733)	(142.8%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019 (3)	2018 (3)	Change	2018 (3)	2017 (3)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	61.5%	101.4%	(39.9)	101.4%	75.9%	25.5
Prior accident year	(7.7%)	(6.1%)	(1.6)	(6.1%)	(1.1%)	(5.0)
Calendar year loss ratio	53.8%	95.3%	(41.5)	95.3%	74.8%	20.5
Expense ratio	41.9%	43.3%	(1.4)	43.3%	42.4%	0.9
Combined ratio	95.7%	138.6%	(42.9)	138.6%	117.2%	21.4
(1)

Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of ($0.3) million, ($2.1) million, and ($1.3) million during the years ended December 31, 2019, 2018, and 2017, respectively.

(2)

Includes excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations of $0.3 million, and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations for the year ended December 31, 2019.

(3)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio.  The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Specialty Property segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2019		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$67,944	52.5%	$68,492	58.2%	$74,814	54.3%
Effect of prior accident year	121	0.1%	(4,153)	(3.5%)	(2,498)	(1.8%)
Non catastrophe property losses and ratio (2)	$68,065	52.6%	$64,339	54.7%	$72,316	52.5%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$12,375	9.6%	$54,905	46.7%	$29,445	21.4%
Effect of prior accident year	(10,308)	(8.0%)	(1,575)	(1.3%)	(1,516)	(1.1%)
Catastrophe losses and ratio (2)	$2,067	1.6%	$53,330	45.4%	$27,929	20.3%
Total property losses and ratio excluding the effect of prior accident year (1)	$80,319	62.1%	$123,397	104.9%	$104,259	75.7%
Effect of prior accident year	(10,187)	(7.9%)	(5,728)	(4.8%)	(4,014)	(2.9%)
Total property losses and ratio (2)	$70,132	54.2%	$117,669	100.1%	$100,245	72.8%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$5,957	55.3%	$7,198	64.8%	$9,387	77.6%
Effect of prior accident year	(663)	(6.2%)	(2,158)	(19.4%)	2,423	20.0%
Total Casualty losses and ratio (2)	$5,294	49.1%	$5,040	45.4%	$11,810	97.6%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$86,276	61.5%	$130,595	101.4%	$113,646	75.9%
Effect of prior accident year	(10,850)	(7.7%)	(7,886)	(6.1%)	(1,591)	(1.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$75,426	53.8%	$122,709	95.3%	$112,055	74.8%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2019.

Other Income

Other income was $1.8 million, $1.8 million and $6.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. In 2019 and 2018, other income is primarily comprised of fee income.  In 2017, other income is comprised of fee income, commission income and accrued interest on the anticipated indemnification of unpaid losses and loss adjustment expense reserves. The reduction in other income in 2018 as compared to 2017 was primarily due to the Company settling its final reserve calculation with American Bankers Group, Inc. with an effective date of December 31, 2017 resulting in no interest on the loss indemnification being accrued in 2018.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Property losses
Non-catastrophe	$67,944	$68,492	(0.8%)	$68,492	$74,814	(8.5%)
Catastrophe	12,375	54,905	(77.5%)	54,905	29,445	86.5%
Property losses	80,319	123,397	(34.9%)	123,397	104,259	18.4%
Casualty losses	5,957	7,198	(17.2%)	7,198	9,387	(23.3%)
Total accident year losses	$86,276	$130,595	(33.9%)	$130,595	$113,646	14.9%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019	2018	Change	2018	2017	Change
Current accident year loss ratio:
Property
Non-catastrophe	52.5%	58.2%	(5.7)	58.2%	54.3%	3.9
Catastrophe	9.6%	46.7%	(37.1)	46.7%	21.4%	25.3
Property loss ratio	62.1%	104.9%	(42.8)	104.9%	75.7%	29.2
Casualty loss ratio	55.3%	64.8%	(9.5)	64.8%	77.6%	(12.8)
Total accident year loss ratio	61.5%	101.4%	(39.9)	101.4%	75.9%	25.5

The current accident year property non-catastrophe loss ratio for 2019 improved by 5.7 points compared to 2018.  The decrease in the loss ratio reflects a lower claims frequency through twelve months compared to last year. The current accident year property non-catastrophe loss ratio for 2018 increased by 3.9 point compared to 2017 mainly due to a higher claims severity compared to last year.

The current accident year property catastrophe loss ratio for 2019 improved by 37.1 points compared to 2018 reflecting a lower claims frequency and severity for each accident quarter through twelve months compared to last year. The current accident year property catastrophe loss ratio for 2018 increased by 25.3 point compared to 2017. The increase recognizes a slightly higher claims frequency and much higher claims severity compared to 2017. The 2018 accident year loss ratio reflects the impact from multiple large catastrophes, including the Carr & Camp California wildfires and Hurricane Michael. There were also many smaller catastrophes impacting the 2018 accident year. The Company has taken action to reduce property exposure in California to improve results in this segment.

The current accident year casualty loss ratio for 2019 improved by 9.5 points compared to 2018.  The improvement reflects a lower claims frequency and severity through twelve months compared to last year.  The current accident year casualty loss ratio for 2018 improved by 12.8 points compared to 2017 driven by a lower claims frequency and severity.

The calendar year loss ratio for the years ended December 31, 2019, 2018, and 2017 includes a decrease of $10.9 million, or 7.7 percentage points, a decrease of $7.9 million, or 6.1 percentage points, and an decrease of $1.6 million, or 1.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 1.4 points from 43.3% for 2018 to 41.9% for 2019 primarily due to an increase in net earned premiums as discussed above partially offset by an increase in commission expense.

The expense ratio increased 0.9 points from 42.4% for 2017 to 43.3% for 2018 mainly due to a reduction in net earned premiums as discussed above partially offset by a reduction in commission expense due to mix of business.

Farm, Ranch, & Stable

The components of income from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019 (2)	2018 (2)	Change	2018 (2)	2017 (2)	Change
Gross written premiums	$87,745	$79,738	10.0%	$79,738	$75,997	4.9%
Net written premiums	$74,416	$70,217	6.0%	$70,217	$65,528	7.2%
Net earned premiums	$71,312	$69,248	3.0%	$69,248	$66,197	4.6%
Other income	132	156	(15.4%)	156	275	(43.3%)
Total revenues	71,444	69,404	2.9%	69,404	66,472	4.4%
Losses and expenses:
Net losses and loss adjustment expenses	42,700	41,180	3.7%	41,180	53,743	(23.4%)
Acquisition costs and other underwriting expenses (1)	29,551	29,801	(0.8%)	29,801	29,636	0.6%
Underwriting income (loss)	$(807)	$(1,577)	48.8%	$(1,577)	$(16,907)	90.7%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019 (2)	2018 (2)	Change	2018 (2)	2017 (2)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	67.6%	66.3%	1.3	66.3%	88.8%	(22.5)
Prior accident year	(7.8%)	(6.9%)	(0.9)	(6.9%)	(7.6%)	0.7
Calendar year loss ratio	59.8%	59.4%	0.4	59.4%	81.2%	(21.8)
Expense ratio	41.4%	43.0%	(1.6)	43.0%	44.8%	(1.8)
Combined ratio	101.2%	102.4%	(1.2)	102.4%	126.0%	(23.6)

(1)

Includes excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations of $0.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Farm, Ranch, & Stable segment to its Reinsurance Operations for the year ended December 31, 2019.

(2)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio.  The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Farm, Ranch, & Stable segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2019		2018		2017
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$29,892	58.7%	$21,996	44.3%	$23,862	52.1%
Effect of prior accident year	(2,031)	(4.0%)	(2,072)	(4.2%)	(1,435)	(3.1%)
Non catastrophe property losses and ratio (2)	$27,861	54.7%	$19,924	40.1%	$22,427	49.0%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$8,074	15.9%	$13,519	27.2%	$21,570	47.1%
Effect of prior accident year	(1,855)	(3.6%)	791	1.6%	(672)	(1.5%)
Catastrophe losses and ratio (2)	$6,219	12.3%	$14,310	28.8%	$20,898	45.6%
Total property losses and ratio excluding the effect of prior accident year (1)	$37,966	74.6%	$35,515	71.5%	$45,432	99.2%
Effect of prior accident year	(3,886)	(7.6%)	(1,281)	(2.6%)	(2,107)	(4.6%)
Total property losses and ratio (2)	$34,080	67.0%	$34,234	68.9%	$43,325	94.6%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$10,264	50.3%	$10,414	53.1%	$13,324	65.2%
Effect of prior accident year	(1,644)	(8.1%)	(3,468)	(17.7%)	(2,906)	(14.2%)
Total Casualty losses and ratio (2)	$8,620	42.2%	$6,946	35.4%	$10,418	51.0%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$48,230	67.6%	$45,929	66.3%	$58,756	88.8%
Effect of prior accident year	(5,530)	(7.8%)	(4,749)	(6.9%)	(5,013)	(7.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$42,700	59.8%	$41,180	59.4%	$53,743	81.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2019.

Other Income

Other income was $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Property losses
Non-catastrophe	$29,892	$21,996	35.9%	$21,996	$23,862	(7.8%)
Catastrophe	8,074	13,519	(40.3%)	13,519	21,570	(37.3%)
Property losses	37,966	35,515	6.9%	35,515	45,432	(21.8%)
Casualty losses	10,264	10,414	(1.4%)	10,414	13,324	(21.8%)
Total accident year losses	$48,230	$45,929	5.0%	$45,929	$58,756	(21.8%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019	2018	Change	2018	2017	Change
Current accident year loss ratio:
Property
Non-catastrophe	58.7%	44.3%	14.4	44.3%	52.1%	(7.8)
Catastrophe	15.9%	27.2%	(11.3)	27.2%	47.1%	(19.9)
Property loss ratio	74.6%	71.5%	3.1	71.5%	99.2%	(27.7)
Casualty loss ratio	50.3%	53.1%	(2.8)	53.1%	65.2%	(12.1)
Total accident year loss ratio	67.6%	66.3%	1.3	66.3%	88.8%	(22.5)

The current accident year property non-catastrophe loss ratio for 2019 increased by 14.4 points compared to 2018 reflecting a higher claims frequency and severity through twelve months compared to last year. The current accident year property non-catastrophe loss ratio for 2018 improved by 7.8 point compared to 2017 due to a lower claims severity compared to last year.

The current accident year property catastrophe loss ratio for 2019 improved by 11.3 points compared to 2018 reflecting a lower claims frequency and severity through twelve months compared to last year. The current accident year property catastrophe loss ratio for 2018 improved by  19.9 point compared to 2017.  The decrease recognizes a lower claims frequency and also reflects that the 2017 accident year was impacted by hurricanes Harvey & Maria, California wildfires, and convective storms.

The current accident year casualty loss ratio for 2019 improved by 2.8 points compared to 2018. The decrease in the loss ratio reflects a lower claims severity through twelve months compared to last year. The current accident year casualty loss ratio for 2018 improved by 12.1 points compared to 2017 driven primarily by a lower claims severity.

The calendar year loss ratio for the years ended December 31, 2019, 2018, and 2017 includes a decrease of $5.5 million, or 7.8 percentage points, a decrease of $4.7 million, or 6.9 percentage points, and an decrease of $5.0 million, or 7.6 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 1.6 points from 43.0% for 2018 to 41.4% for 2019 primarily due to an increase in net earned premiums as discussed above as well as a decrease in commission expense.

The expense ratio improved 1.8 points from 44.8% for 2017 to 43.0% for 2018 primarily due to an increase in net earned premiums as discussed above.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019 (1)	2018 (1)	Change	2018 (1)	2017 (1)	Change
Gross written premiums	$88,281	$48,043	83.8%	$48,043	$53,887	(10.8%)
Net written premiums	$88,284	$48,033	83.8%	$48,033	$53,933	(10.9%)
Net earned premiums	$75,960	$51,402	47.8%	$51,402	$43,253	18.8%
Other income (loss)	(136)	(210)	35.2%	(210)	216	(197.2%)
Total revenues	75,824	51,192	48.1%	51,192	43,469	17.8%
Losses and expenses:
Net losses and loss adjustment expenses	48,365	56,260	(14.0%)	56,260	40,580	38.6%
Acquisition costs and other underwriting expenses	23,609	17,846	32.3%	17,846	14,630	22.0%
Underwriting income (loss)	$3,850	$(22,914)	(116.8%)	$(22,914)	$(11,741)	95.2%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2019 (1)	2018 (1)	Change	2018 (1)	2017 (1)	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.1%	126.8%	(65.7)	126.8%	112.2%	14.6
Prior accident year	2.6%	(17.3%)	19.9	(17.3%)	(18.4%)	1.1
Calendar year loss ratio (3)	63.7%	109.5%	(45.8)	109.5%	93.8%	15.7
Expense ratio	31.1%	34.7%	(3.6)	34.7%	33.8%	0.9
Combined ratio	94.8%	144.2%	(49.4)	144.2%	127.6%	16.6

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income (Loss)

Reinsurance Operations recognized other loss of $0.1 million in 2019, other loss of $0.2 million in 2018, and other income of $0.2 million in 2017.  Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2019 improved by 65.7 points compared to 2018 reflecting an improvement in the loss ratios for both the property and casualty treaties through twelve months compared to last year.  The current accident year loss ratio for 2018 increased by 14.6 points compared to 2017.  The increase is driven by higher losses in the property catastrophe contracts. The 2018 accident year loss ratio reflects the impact from multiple large catastrophes, including Typhoons Jebi & Trami, Hurricanes Florence & Michael, and the California wildfires.

The calendar year loss ratio for the years ended December 31, 2019, 2018, and 2017 includes an increase of $1.9 million, or 2.6 percentage points, a decrease of $8.9 million or 17.3 percentage points, and a decrease of $7.9 million or 18.4 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio improved 3.6 points from 34.7% for 2018 to 31.1% for 2019.  The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above as well as a reduction in contingent commissions due to prior accident year development.

The expense ratio increased 0.9 points from 33.8% for 2017 to 34.7% for 2018.  This was primarily due to the expense ratio for 2017 being lower than it otherwise would have been due to receiving a federal excise tax refund related to prior years during the year ended December 31, 2017.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A+ average rating and a duration of 4.2 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2019	2018	Change	2018	2017	Change
Gross investment income (1)	$45,267	$49,178	(8.0%)	$49,178	$42,250	16.4%
Investment expenses	(3,215)	(2,836)	13.4%	(2,836)	(2,927)	(3.1%)
Net investment income	$42,052	$46,342	(9.3%)	$46,342	$39,323	17.8%
(1)	Excludes realized gains and losses

Gross investment income for 2019 decreased by 8.0% and net investment income for 2019 decreased by 9.3% compared to 2018. The decrease was primarily due to decreased returns from alternative investments offset by an increase in dividend income related to equity securities. Gross investment income for 2018 increased by 16.4% and net investment income for 2108 increased by 17.8% compared to 2017.  The increase was primarily due to the increase in yield within the fixed maturities portfolio due to extending duration in 2017, and increased returns from alternative investments.

At December 31, 2019, the Company held agency mortgage-backed securities with a market value of $181.5 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.4 years as of December 31, 2019, compared with 3.1 years as of December 31, 2018.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.2 years as of December 31, 2019, compared to 2.9 years as of December 31, 2018.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At December 31, 2019, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.0% compared with 3.1% at December 31, 2018.  The embedded book yield on the $63.8 million of municipal bonds in the Company’s portfolio, which includes $63.4 million of taxable municipal bonds, was 3.2% at December 31, 2019, compared to an embedded book yield of 3.2% on the Company’s municipal bond portfolio of $95.6 million at December 31, 2018.

At December 31, 2018, the Company held agency mortgage-backed securities with a market value of $21.0 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.1 years as of December 31, 2018, compared with 3.2 years as of December 31, 2017.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.9 years as of December 31, 2018 compared with 3.0 years as of December 31, 2017.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At December 31, 2018, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.1% compared with 2.7% at December 31, 2017.  The embedded book yield on the $95.6 million of municipal bonds in the Company’s portfolio, which includes $94.9 million of taxable municipal bonds, was 3.2% at December 31, 2018, compared to an embedded book yield of 3.0% on the Company’s municipal bond portfolio of $95.1 million at December 31, 2017.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Equity Securities	$33,993	$(16,101)	$3,547
Fixed maturities	7,956	(2,467)	710
Derivatives	(4,710)	2,117	(75)
Other than temporary impairment losses	(1,897)	(456)	(2,606)
Net realized investment gains (losses)	$35,342	$(16,907)	$1,576

See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2019, 2018, and 2017.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $18.9 million, $29.8 million, and $25.7 million during the years ended December 31, 2019, 2018, and 2017, respectively.  The reduction in 2019 as compared to 2018 is primarily due to incurring an advisory fee related to the Reorganization transaction of $12.5 million during 2018.  The increase in 2018 as compared to 2017 is primarily due to an increase in professional fees.

Interest Expense

Interest expense was $20.0 million, $19.7 million, and $16.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.  The increase in 2019 as compared to 2018 is primarily due to increased borrowings on the Margin Borrowing Facility. The increase in 2018 as compared to 2017 is primarily due to the Company’s $130 million debt offering in March, 2017.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax expense was $11.7 million for the year ended December 31, 2019 compared with income tax benefit of $19.2 million for the year ended December 31, 2018.  The increase in the income tax expense is primarily due to an increase in pretax income in the U.S.  The income tax benefit was $19.2 million for the year ended December 31, 2018 compared with income tax benefit of $0.5 million for the year ended December 31, 2017.    The increase in the income tax benefit is primarily due to a $17.5 million tax expense recorded in 2017 as a result of the TCJA enacted in 2017 resulting in lowering the tax rate from 35% to 21% which caused the Company to write down it deferred tax asset offset by an increase in losses incurred by the Company’s non-U.S. operations in 2018 compared to 2017.

See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in net income of $70.0 million, a net loss of $56.7 million, and a net income of $9.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Global Indemnity’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, dividend payments to shareholders, and share repurchases.  In order to meet their short term and long term needs, the Company’s principal sources of cash includes dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

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

In 2019, the U.S. insurance companies did not declare or pay a dividend.  See Note 18 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2020.

Global Indemnity Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  Based upon the total statutory capital plus the statutory surplus as set out in its 2019 statutory financial statements that will be filed in 2020, the Company believes Global Indemnity Reinsurance could pay a dividend of up to $198.8 million without requesting BMA approval.  For 2020, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  In 2019, Global Indemnity Reinsurance did not declare or pay a dividend to its parent, Global Indemnity.

Surplus Levels

Global Indemnity’s U.S. insurance companies are required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis.  Policyholders' surplus is calculated by subtracting total liabilities from total assets.  The NAIC has risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer's assets and liabilities and mix of net written premiums.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action.  Based on the standards currently adopted, the policyholders’ surplus of each of the U.S. insurance companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the new dividend policy, funds may also be used in the future to pay dividends to shareholders of Global Indemnity Limited.

The Company’s reconciliation of net income (loss) to net cash provided by (used for) operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities in 2019, 2018, and 2017 was $32.4 million, $42.1 million and ($18.9) million, respectively.

In 2019, the decrease in operating cash flows of approximately $9.7 million from the prior year was primarily a net result of the following items:

	2019	2018	Change
Net premiums collected	$531,637	$476,885	$54,752
Net losses paid	(298,788)	(298,616)	(172)
Underwriting and corporate expenses	(229,645)	(218,429)	(11,216)
Net investment income	48,964	57,430	(8,466)
Net federal income taxes paid	(81)	(859)	778
Recovery of loss indemnification (1)	—	45,045	(45,045)
Interest paid	(19,711)	(19,387)	(324)
Net cash provided by operating activities	$32,376	$42,069	$(9,693)

(1)

Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable in 2018.  This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows in 2018.  The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million in 2018.  For additional information on the loss indemnification, please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

In 2018, the increase in operating cash flows of approximately $61.0 million from the prior year was primarily a net result of the following items:

	2018	2017	Change
Net premiums collected	$476,885	$422,075	$54,810
Net losses paid	(298,616)	(266,238)	(32,378)
Underwriting and corporate expenses	(218,429)	(202,055)	(16,374)
Net investment income	57,430	41,927	15,503
Net federal income taxes paid	(859)	(114)	(745)
Recovery of loss indemnification (1)	45,045	—	45,045
Interest paid	(19,387)	(14,504)	(4,883)
Net cash provided by (used for) operating activities	$42,069	$(18,909)	$60,978

(1)

Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable in 2018.  This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows in 2018.  The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million in 2018.  For additional information on the loss indemnification, please see Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy.  The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments.  With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality.  The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations.  The fixed income portfolio currently has a duration of 4.2 years.

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

Global Indemnity has adopted a dividend program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend, the Company currently anticipates a dividend rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2019, there are currently 14,300,422 shares issued and outstanding.

During 2019, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, September 26, 2019, and December 24, 2019.  Dividends paid were $14.2 million during the year ended December 31, 2019.

During 2018, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 21, 2018, June 22, 2018, September 27, 2018, and December 24, 2018.  Dividends paid were $14.0 million during the year ended December 31, 2018.

As of December 31, 2019, the Company also had future funding commitments of $31.7 million related to investments.  The timing of commitments related to investments is uncertain.

On March 8, 2018, the Company settled its final reserve calculation which resulted in the recovery of $41.5 million in accordance with the Stock Purchase Agreement between Global Indemnity Group, LLC and American Bankers Insurance Group, Inc. for the purchase of American Reliable.

Quota Share Arrangements and Intercompany Pooling Arrangement

For 2017, the Company’s U.S. insurance companies participated in quota share reinsurance agreements with Global Indemnity Reinsurance whereby 40% of the net retained business of the U.S. insurance companies was ceded to Global Indemnity Reinsurance.  These agreements exclude named storms.  As a result of the enactment of the TCJA, effective January 1, 2018, premiums being ceded under the quota share arrangement could potentially be subject to a 10% BEAT tax.  As a result, Global Indemnity Reinsurance and the Company’s U.S. insurance companies terminated the quota share arrangement effective January 1, 2018.

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

Capital Resources

Several intercompany financing arrangements were restructured in 2019.

During 2019, $402.3 million of notes owed by the U.S. group to an Irish affiliate were replaced with notes bearing similar terms.  The new notes are owed by the U.S. group to an affiliate in the United Kingdom.  Global Indemnity Holdings (U.K.) Limited issued these three notes payable in the amount of $150.0 million due 2028, $150.0 million due 2033, and $102.3 million due 2038 and bear interest at a rate of 3.22%. Through a series of transactions, these notes are now held by Global Indemnity Financial (U.K.) Limited.

As of December 31, 2018, Global Indemnity Group, LLC owed $402.3 million on non-interest bearing notes to Global Indemnity Group Limited.  In 2019, these notes were repaid through a series of transactions when the intercompany financing arrangements were restructured.

As of December 31, 2018, GBLI (Barbados) Limited held an interest free loan of $1.0 million from Global Indemnity Limited.  Due to the liquidation of GBLI (Barbados) Limited in 2019, this interest free loan is now held by Global Indemnity Reinsurance.

As of December 31, 2019 and 2018, Global Indemnity Reinsurance held a note receivable due from Global Indemnity Limited in the amount of $33.0 million.  This note is non-interest bearing.

As of December 31, 2018, GBLI (Barbados) Limited had a non-interest bearing loan of $181.5 million due from Global Indemnity Limited.  Due to the liquidation of GBLI (Barbados) Limited in 2019, this loan receivable is now held by Global Indemnity Reinsurance.  As of December 31, 2019, Global Indemnity Reinsurance was due $181.5 million from Global Indemnity Limited.

In November, 2012, American Insurance Service, Inc. (“AIS”) issued a $35.0 million loan to Global Indemnity Reinsurance, bearing interest at the six month London Interbank Offered Rate (“LIBOR”) plus 3.5%.  Effective October 31, 2013, AIS assigned all of its rights, obligations, duties, and liabilities under the notes to Global Indemnity Group, LLC.  As of December 31, 2019, there was $5.0 million principal outstanding on the note payable plus accrued interest.

As of December 31, 2019, Global Indemnity Limited owed $75.0 million plus accrued interest to Global Indemnity Group, LLC under a loan agreement which bears interest at a rate of 1.11%.

On April 25, 2018, the Company and Global Indemnity Group, LLC, an indirect wholly owned subsidiary of the Company, entered into an agreement pursuant to which Global Indemnity Group, LLC agreed to become a subordinated co-obligor with respect to the 7.75% subordinated notes due 2045 and the 7.875% subordinated notes due 2047.  Global Indemnity Group, LLC has agreed to pay all amounts due and payable in respect of the subordinated note obligations, including, without limitation, the payment of principal of and interest on each series of notes.   In consideration for becoming a subordinated co-obligor on the subordinated notes, Global Indemnity Group, LLC received a promissory note from the Company with a principal amount of $230 million at an interest rate of 7.825% per annum due on April 15, 2047.  Global Indemnity Group, LLC assigned the $230 million promissory note from the Company to U.A.I. (Luxembourg) Investment S.à.r.l. as payment on $230 million of the outstanding debt owed to U.A.I. (Luxembourg) Investment S.à.r.l. by Global Indemnity Group, LLC as discussed above.   In connection with the July, 2018 dividend payment, this loan was assigned from U.A.I. (Luxembourg) Investment S.à.r.l. to GBLI (Barbados) Limited and the loan was converted to non-interest bearing.  Due to the liquidation of GBLI (Barbados) Limited in 2019, this note receivable is now held by Global Indemnity Reinsurance.  As of December 31, 2019, Global Indemnity Limited had $230.0 million outstanding on the loan with Global Indemnity Reinsurance plus accrued interest.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidating financial statements.

As of December 31, 2019, the Company had available a margin borrowing facility.   The borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 1.9% and 2.7% at December 31, 2019 and 2018, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. As of December 31, 2019, approximately $88.2 million in securities were deposited as collateral to support borrowings.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $73.6 million and $65.8 million as of December 31, 2019 and 2018, respectively.

The Company entered into two $100 million derivative instruments related to interest rate swaps.  Due to fluctuations in interest rates, the Company paid $10.2 million and received $4.5 million in connection with these derivative instruments for the years ended December 31, 2019 and 2018, respectively.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations.  As of December 31, 2019, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$26,959	$1,931	$5,438	$5,448	$14,142
Commitments to fund limited liability investments (2)	31,720	31,720	—	—	—
Subordinated notes due 2045 (3)	299,563	7,750	15,500	15,500	260,813
Subordinated notes due 2047 (4)	411,531	10,238	20,475	20,475	360,343
Unpaid losses and loss adjustment expenses obligations (5)	630,181	273,499	207,960	83,813	64,909
Total	$1,399,954	$325,138	$249,373	$125,236	$700,207

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
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

As of December 31, 2019, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,363,374	$110,215	8.8%
(100)	1,308,870	55,711	4.4%
No change	1,253,159	—	—
100	1,197,443	(55,716)	(4.4%)
200	1,141,715	(111,444)	(8.9%)

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

As of December 31, 2019, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statements of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)
Basis Point Change	Market Value	Change in Market Value and Impact to Consolidated Statements of Operations
(200)	$(26,657)	$(16,382)
(100)	(18,274)	(7,999)
No change	(10,275)	—
100	(2,642)	7,633
200	4,643	14,918

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2019, the Company had approximately $41.3 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2019, approximately $31.1 million of those investments have been rated BBB- to AAA by Standard & Poor’s and $10.2 million were rated below investment grade. As of December 31, 2018, the Company had approximately $19.6 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2018, approximately $19.3 million of those investments have been rated BBB+ to AAA by Standard & Poor’s and $0.3 million were rated below investment grade. There were no impairments recognized on these investments during the years ended December 31, 2019 or 2018.

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

Equity Price Risk

In 2019, the strategy for the Company’s equity portfolio followed a globally diversified approach.  The investment style was diversified across region, market capitalization, and factor in order to capitalize on market mispricing globally.  At December 31, 2019, the Company’s investment related to this strategy totaled $208.5 million and consisted of $135.3 million of common stocks, $11.7 million of preferred stock, and $61.5 million of mutual funds that invest in common stocks.

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

The Company attempts to mitigate its unsystemic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market.  At year end, no security represented more than 2.9% of the market value of the equity portfolio, excluding mutual funds.  The Company continues to have systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2019, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices.  The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
(20%)	$166,765	(4.5%)
(10%)	187,610	(2.3%)
No change	208,456	—
10%	229,302	2.3%
20%	250,147	4.5%

(1)	Net of 21% tax

Foreign Currency Exchange Risk

The Company has foreign currency exchange risk associated with a portion of the business written at Global Indemnity Reinsurance, as well as a small portion of expenses related to corporate overhead in its Ireland office.  The Company also maintains cash accounts in foreign currencies in order to pay expenses in foreign countries.  At period-end, the Company re-measures those non-U.S. currency financial assets to their current U.S. dollar equivalent.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Limited (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2020, expressed an unqualified opinion thereon.

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

Philadelphia, PA

March 6, 2020

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2019	December 31, 2018
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,231,568 and $1,257,830)	$1,253,159	$1,235,155
Equity securities, at fair value	263,104	124,747
Other invested assets	47,279	50,753
Total investments	1,563,542	1,410,655
Cash and cash equivalents	44,271	99,497
Premiums receivable, net	118,035	87,679
Reinsurance receivables, net	83,938	114,418
Funds held by ceding insurers	48,580	49,206
Federal income taxes receivable	10,989	10,866
Deferred federal income taxes	31,077	48,589
Deferred acquisition costs	70,677	61,676
Intangible assets	21,491	22,020
Goodwill	6,521	6,521
Prepaid reinsurance premiums	16,716	20,594
Receivable for securities sold	—	15
Other assets	60,048	28,530
Total assets	$2,075,885	$1,960,266
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$630,181	$680,031
Unearned premiums	314,861	281,912
Ceded balances payable	20,404	14,994
Payable for securities purchased	850	—
Contingent commissions	11,928	10,636
Debt	296,640	288,565
Other liabilities	74,212	55,069
Total liabilities	1,349,076	1,331,207
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,282,277 and 10,171,954, respectively; A ordinary shares outstanding: 10,167,056 and 10,095,312, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	442,403	438,182
Accumulated other comprehensive income (loss), net of taxes	17,609	(21,231)
Retained earnings	270,768	215,132
A ordinary shares in treasury, at cost: 115,221 and 76,642 shares, respectively	(3,973)	(3,026)
Total shareholders’ equity	726,809	629,059
Total liabilities and shareholders’ equity	$2,075,885	$1,960,266

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Gross written premiums	$636,861	$547,897	$516,334
Net written premiums	$562,089	$472,547	$450,180
Net earned premiums	$525,262	$467,775	$438,034
Net investment income	42,052	46,342	39,323
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(1,897)	(456)	(2,606)
Other net realized investment gains (losses)	37,239	(16,451)	4,182
Total net realized investment gains (losses)	35,342	(16,907)	1,576
Other income	1,816	1,728	6,582
Total revenues	604,472	498,938	485,515
Losses and Expenses:
Net losses and loss adjustment expenses	275,402	334,625	269,212
Acquisition costs and other underwriting expenses	208,403	190,778	183,733
Corporate and other operating expenses	18,888	29,766	25,714
Interest expense	20,022	19,694	16,906
Income (loss) before income taxes	81,757	(75,925)	(10,050)
Income tax expense (benefit)	11,742	(19,229)	(499)
Net income (loss)	$70,015	$(56,696)	$(9,551)
Per share data:
Net income (loss) (1)
Basic	$4.93	$(4.02)	$(0.55)
Diluted	$4.88	$(4.02)	$(0.55)
Weighted-average number of shares outstanding
Basic	14,191,756	14,088,883	17,308,663
Diluted	14,334,706	14,088,883	17,308,663
Cash dividends declared per share	$1.00	$1.00	$—

(1)	For the years ended December 31, 2018 and 2017, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$70,015	$(56,696)	$(9,551)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	43,980	(20,748)	9,677
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	(5)	(3)	(3)
Reclassification adjustment for gains included in net income	(5,437)	2,450	(848)
Unrealized foreign currency translation gains	302	(1,885)	775
Other comprehensive income (loss), net of tax	38,840	(20,186)	9,601
Comprehensive income (loss), net of tax	$108,855	$(76,882)	$50

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2019	2018	2017
Number of A ordinary shares issued:
Number at beginning of period	10,171,954	10,102,927	13,436,548
Ordinary shares issued under share incentive plans	43,404	37,381	2,204
Ordinary shares issued to directors	66,919	31,646	27,121
Ordinary shares redeemed	—	—	(3,397,031)
Adjustment for shares redeemed indirectly owned by subsidiary	—	—	34,085
Number at end of period	10,282,277	10,171,954	10,102,927
Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366
Par value of A ordinary shares:
Balance at beginning and end of period	$1	$1	$1
Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1
Additional paid-in capital:
Balance at beginning of period	$438,182	$434,730	$430,283
Adjustment for shares redeemed indirectly owned by subsidiary	—	—	706
Share compensation plans	4,221	3,452	3,741
Balance at end of period	$442,403	$438,182	$434,730
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(21,231)	$8,983	$(618)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	38,543	(18,298)	8,829
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	(5)	(3)	(3)
Unrealized foreign currency translation gains	302	(1,885)	775
Other comprehensive income (loss)	38,840	(20,186)	9,601
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(10,028)	—
Balance at end of period	$17,609	$(21,231)	$8,983
Retained earnings:
Balance at beginning of period	$215,132	$275,838	$368,284
Cumulative effect adjustment resulting from adoption of new accounting guidance	(5)	10,198	—
Ordinary shares redeemed	—	—	(83,015)
Adjustment for gain on shares redeemed indirectly owned by subsidiary	—	—	120
Net income (loss)	70,015	(56,696)	(9,551)
Dividends to shareholders	(14,374)	(14,208)	—
Balance at end of period	$270,768	$215,132	$275,838
Number of treasury shares:
Number at beginning of period	76,642	29,551	—
A ordinary shares purchased	27,028	45,233	29,551
Retirement of treasury shares	11,551	1,858	—
Number at end of period	115,221	76,642	29,551
Treasury shares, at cost:
Balance at beginning of period	$(3,026)	$(1,159)	$—
A ordinary shares purchased, at cost	(947)	(1,813)	(1,159)
Retirement of shares	—	(54)	—
Balance at end of period	$(3,973)	$(3,026)	$(1,159)
Total shareholders’ equity	$726,809	$629,059	$718,394

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$70,015	$(56,696)	$(9,551)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	7,103	7,019	6,505
Amortization of debt issuance costs	264	264	232
Restricted stock and stock option expense	4,221	3,452	3,741
Deferred federal income taxes	11,783	(19,554)	(1,018)
Amortization of bond premium and discount, net	4,887	5,925	7,899
Net realized investment (gains) losses	(35,342)	16,907	(1,576)
Changes in:
Premiums receivable, net	(30,356)	(3,293)	7,708
Reinsurance receivables, net	30,480	(9,358)	38,714
Funds held by ceding insurers	928	(5,791)	(31,635)
Unpaid losses and loss adjustment expenses	(49,850)	45,367	(16,378)
Unearned premiums	32,949	(3,485)	(1,587)
Ceded balances payable	5,410	4,143	(3,824)
Other assets and liabilities, net	(16,162)	46,823	(27,061)
Contingent commissions	1,292	2,652	(1,470)
Federal income tax receivable/payable	(123)	(534)	406
Deferred acquisition costs, net	(9,001)	(29)	(3,746)
Prepaid reinsurance premiums	3,878	8,257	13,732
Net cash provided by (used for) operating activities	32,376	42,069	(18,909)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	977,321	293,348	918,439
Proceeds from sale of equity securities	260,891	35,639	32,218
Proceeds from maturity of fixed maturities	180,546	55,182	145,475
Proceeds from other invested assets	16,757	43,377	12,299
Amounts received (paid) in connection with derivatives	(7,654)	4,392	1,464
Purchases of fixed maturities	(1,129,567)	(370,536)	(1,078,199)
Purchases of equity securities	(365,255)	(36,258)	(36,647)
Purchases of other invested assets	(13,283)	(16,309)	(24,000)
Acquisition of business	—	(3,515)	—
Net cash provided by (used for) investing activities	(80,244)	5,320	(28,951)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	7,811	(6,412)	5,584
Redemption of ordinary shares	—	—	(83,015)
Proceeds from issuance of subordinated notes	—	—	130,000
Debt issuance cost	—	—	(4,246)
Dividends paid to shareholders	(14,222)	(14,027)	—
Purchases of A ordinary shares	(947)	(1,867)	(1,159)
Net cash provided by (used for) financing activities	(7,358)	(22,306)	47,164
Net change in cash and cash equivalents	(55,226)	25,083	(696)
Cash and cash equivalents at beginning of period	99,497	74,414	75,110
Cash and cash equivalents at end of period	$44,271	$99,497	$74,414

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

During the first quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable. This is the result of changing how Specialty Property and Farm, Ranch, & Stable are managed and reported. Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch, & Stable is managed out of the Company’s Omaha, Nebraska office. In the past, Farm, Ranch, & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania. Results for Specialty Property and Farm, Ranch, & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results. Accordingly, the Company now reports Specialty Property and Farm, Ranch, & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the years ended December 31, 2018 and 2017 have been revised to reflect these changes. See Note 19 for additional information regarding segments.

The Company manages its business through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch, & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3)Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority on an admitted basis.  The Company’s Farm, Ranch, & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry on an admitted basis.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority.  Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance.  Global Indemnity Reinsurance is a treaty reinsurer of specialty property and casualty insurance and reinsurance companies.  The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

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

On January 1, 2018, the Company adopted new accounting guidance regarding the classification of certain cash receipts and cash payments within the statement of cash flows.  Upon adoption, the Company made a policy election to use the cumulative earnings approach for presenting distributions received from equity method investees.  Under this approach, distributions up to the amount of cumulative equity in earnings recognized will be treated as returns on investment and presented in operating activities and those in excess of that amount will be treated as returns of investment and presented in the investing section.  Prior to adoption, all distributions received from equity method investees were presented in the investing section of the consolidated statements of cash flows.  The provisions of this accounting guidance were adopted on a retrospective basis.  As a result, the consolidated statement of cash flows for the year ended December 31, 2017 that was included in the Form 10-K for the year ended December 31, 2017 was restated.  For the year ended December 31, 2017, net cash flows from operating activities was increased by $4.7 million and net cash flows from investing activities was reduced by $4.7 million.

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

For investments in limited partnerships where the ownership interest is less than 3%, the Company carries these investments at fair value, and the change in the difference between cost and the fair value of the partnership interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.   The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the limited partnerships is reflected in the consolidated statements of operations, and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $47.3 million and $50.8 million as of December 31, 2019 and 2018, respectively.  These amounts relate to investments in limited partnerships.  The Company does not have access to daily valuations, therefore; the estimated fair value of the limited partnerships are based on net asset value as a practical expedient for the limited partnerships.

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

Prior to the implementation of new accounting guidance on January 1, 2018, management carefully reviewed all equity securities with unrealized losses to determine if a security should be impaired and further focuses on securities that had either:

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2019, 2018, and 2017, please see Note 3 below.

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

At December 31, 2019 and 2018, the Company had approximately $35.8 million and $77.4 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors.  In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible.  For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due.  The allowance for bad debts was $2.8 million and $2.3 million as of December 31, 2019 and 2018, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors.  Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2019.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors.  Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2019.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.  As of December 31, 2019, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

See Note 6 for additional information on goodwill and intangible assets.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers.  Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables.  An allowance for uncollectible reinsurance receivable is recognized based on the financial strength of the reinsurers and the length of time any balances are past due.  Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made.  The allowance for uncollectible reinsurance was $9.0 million and $8.0 million as of December 31, 2019 and 2018, respectively.

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

The amortization of deferred acquisition costs for the years ended December 31, 2019, 2018, and 2017 was $132.3 million, $118.0 million, and $109.0 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income.  This evaluation is done at a distribution and product line level in Insurance Operations and at a treaty level in Reinsurance Operations.  Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.  No premium deficiency reserve existed as of December 31, 2019 or 2018.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash flow variability from interest rate risk and limit exposure to severe equity market changes.  The derivative instruments are carried on the balance sheet at fair value and included in other assets and other liabilities.  Changes in the fair value of the derivative instruments and the periodic net interest settlements under the derivatives instruments are recognized as net realized investment gains (losses) on the consolidated statements of operations.

Margin Borrowing Facility

The carrying amounts reported in the balance sheet represent the outstanding borrowings.  The outstanding borrowings are due on demand; therefore, the cash receipts and cash payments related to the margin borrowing facility are shown net in the consolidated statements of cash flows.

Subordinated Notes

The carrying amounts reported in the balance sheet represent the outstanding balances, net of deferred issuance cost.  See Note 10 for details.

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

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business.  At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent.  The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period.  Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a gain of $0.3 million, a loss of $2.9 million, and a gain of $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Leases

The Company determines if an arrangement is a lease at inception.  Leases with a term of 12 months or less are not recorded on the consolidated balance sheets. Lease right-of-use assets (“ROU”) are included in other assets on the consolidated balance sheets and lease liabilities are included in other liabilities on the consolidated balance sheets.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate at the commencement date in determining the present value of future payments.  The ROU asset is calculated using the initial lease liability amount, plus any lease payments made at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred.  Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The Company’s lease agreements may contain both lease and non-lease components which are accounted separately.  The Company elected the practical expedient on not separating lease components from non-lease components for its equipment leases.

Other Income

In 2019 and 2018, other income is primarily comprised of fee income and foreign exchange gains and losses.  In 2017, other income is comprised of fee income on policies issued, commission income, accrued interest on the anticipated indemnification of unpaid loss and loss adjustment expense reserve, and foreign exchange gains and losses.

3.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2019 and 2018:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2019
Fixed maturities:
U.S. treasury and agency obligations	$153,906	$3,580	$(797)	$156,689	$—
Obligations of states and political subdivisions	63,256	853	(271)	63,838	—
Mortgage-backed securities	325,448	3,177	(251)	328,374	—
Asset-backed securities	168,020	937	(420)	168,537	—
Commercial mortgage-backed securities	183,944	4,369	(209)	188,104	—
Corporate bonds	239,860	8,478	(79)	248,259	—
Foreign corporate bonds	97,134	2,247	(23)	99,358	—
Total fixed maturities	1,231,568	23,641	(2,050)	1,253,159	—
Equity Securities	263,104	—	—	263,104	—
Other invested assets	47,279	—	—	47,279	—
Total	$1,541,951	$23,641	$(2,050)	$1,563,542	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other than temporary impairments recognized in AOCI (1)
As of December 31, 2018
Fixed maturities:
U.S. treasury and agency obligations	$79,766	$252	$(1,163)	$78,855	$—
Obligations of states and political subdivisions	95,629	322	(338)	95,613	—
Mortgage-backed securities	119,327	313	(1,786)	117,854	—
Asset-backed securities	185,430	336	(2,012)	183,754	—
Commercial mortgage-backed securities	206,236	338	(3,852)	202,722	—
Corporate bonds	452,692	243	(12,080)	440,855	—
Foreign corporate bonds	118,750	44	(3,292)	115,502	—
Total fixed maturities	1,257,830	1,848	(24,523)	1,235,155	—
Common stock	124,747	—	—	124,747	—
Other invested assets	50,753	—	—	50,753	—
Total	$1,433,330	$1,848	$(24,523)	$1,410,655	$—

(1)	Represents the total amount of other than temporary impairment losses relating to factors other than credit losses recognized in accumulated other comprehensive income (“AOCI”).

As of December 31, 2019, the Company’s investments in equity securities consist of $135.3 million of common stock, $11.7 million of preferred stock, $54.6 million of mutual funds that invest in fixed maturities, and $61.5 million of mutual funds that invest in common stocks.

As of December 31, 2019, the Company held a Fannie Mae mortgage pool totaling 4.2% of shareholders’ equity.  Excluding the Fannie Mae pool, U.S. treasuries, agency bonds, mutual funds, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 3% of shareholders' equity at December 31, 2019 and December 31, 2018.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2019, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,857	$18,931
Due in one year through five years	266,699	272,472
Due in five years through ten years	181,756	186,057
Due in ten years through fifteen years	25,728	26,338
Due after fifteen years	61,116	64,346
Mortgage-backed securities	325,448	328,374
Asset-backed securities	168,020	168,537
Commercial mortgage-backed securities	183,944	188,104
Total	$1,231,568	$1,253,159

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2019.

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$35,633	$(797)	$—	$—	$35,633	$(797)
Obligations of states and political subdivisions	27,180	(271)	—	—	27,180	(271)
Mortgage-backed securities	93,579	(244)	902	(7)	94,481	(251)
Asset-backed securities	43,402	(167)	16,152	(253)	59,554	(420)
Commercial mortgage-backed securities	25,698	(196)	1,945	(13)	27,643	(209)
Corporate bonds	19,407	(79)	—	—	19,407	(79)
Foreign corporate bonds	4,822	(20)	2,035	(3)	6,857	(23)
Total fixed maturities	$249,721	$(1,774)	$21,034	$(276)	$270,755	$(2,050)

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2019 concluded the unrealized losses discussed above are not other than temporary impairments.  The impairment evaluation process is discussed in the “Investment” section of Note 2 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of December 31, 2019, gross unrealized losses related to U.S. treasury and agency obligations were $0.797 million. All unrealized losses have been in an unrealized loss position for less than twelve months.  Macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.

Obligations of states and political subdivisions – As of December 31, 2019, gross unrealized losses related to obligations of states and political subdivisions were $0.271 million. All unrealized losses have been in an unrealized loss position for less than twelve months.  All factors that influence performance of the municipal bond market are considered in evaluating these securities.  The aforementioned factors include investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.

Mortgage-backed securities (“MBS”) – As of December 31, 2019, gross unrealized losses related to mortgage-backed securities were $0.251 million.  Of this amount, $0.007 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. Mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.

Asset backed securities (“ABS”) - As of December 31, 2019, gross unrealized losses related to asset backed securities were $0.420 million. Of this amount, $0.253 million have been in an unrealized loss position for twelve months or greater and are rated A or better.  The weighted average credit enhancement for the Company’s asset backed portfolio is 28.7.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  Every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2019, gross unrealized losses related to the CMBS portfolio were $0.209 million. Of this amount, $0.013 million have been in an unrealized loss position for twelve months or greater and are rated AA+ or better. The weighted average credit enhancement for the Company’s CMBS portfolio is 30.0.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.

Corporate bonds - As of December 31, 2019, gross unrealized losses related to corporate bonds were $0.079 million. All unrealized losses have been in an unrealized loss position for less than twelve months.  The analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

Foreign bonds – As of December 31, 2019, gross unrealized losses related to foreign bonds were $0.023 million.  Of this amount, $0.003 million have been in an unrealized loss position for twelve months or greater and are rated AA-. For this asset class, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturities:
OTTI losses, gross	$(1,897)	$(456)	$(31)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—	—
Net impairment losses on fixed maturities recognized in earnings	(1,897)	(456)	(31)
Equity securities	—	—	(2,575)
Total	$(1,897)	$(456)	$(2,606)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2019, 2018, and 2017 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of period	$13	$13	$31
Additions where no OTTI was previously recorded	—	—	—
Additions where an OTTI was previously recorded	—	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—	—
Reductions for securities sold during the period	(13)	—	(18)
Balance at end of period	$—	$13	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2019 and 2018 was as follows:

	December 31,
(Dollars in thousands)	2019	2018
Net unrealized gains (losses) from:
Fixed maturities	$21,591	$(22,675)
Foreign currency fluctuations	(1,032)	(1,334)
Deferred taxes	(2,950)	2,778
Accumulated other comprehensive income, net of tax	$17,609	$(21,231)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income (loss) before reclassification, before tax	50,325	302	50,627
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(6,059)	—	(6,059)
Other comprehensive income (loss), before tax	44,266	302	44,568
Income tax benefit (expense)	(5,728)	—	(5,728)
Ending balance, net of tax	$18,641	$(1,032)	$17,609

Year Ended December 31, 2018 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$8,272	$711	$8,983
Other comprehensive income (loss) before reclassification, before tax	(23,891)	(1,885)	(25,776)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	2,923	—	2,923
Other comprehensive income (loss), before tax	(20,968)	(1,885)	(22,853)
Income tax expense	2,667	—	2,667
Cumulative effect adjustment, net of tax	(9,868)	(160)	(10,028)
Ending balance, net of tax	$(19,897)	$(1,334)	$(21,231)

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2019 and 2018 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2019	2018
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(7,956)	$2,467
	Other than temporary impairment losses on investments	1,897	456
	Total before tax	(6,059)	2,923
	Income tax expense (benefit)	622	(473)
	Unrealized gains and losses on available for sale securities, net of tax	(5,437)	2,450
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(5,437)	$2,450

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturities:
Gross realized gains	$9,675	$354	$4,066
Gross realized losses	(3,616)	(3,277)	(3,387)
Net realized gains (losses)	6,059	(2,923)	679
Equity Securities:
Gross realized gains	40,730	6,491	4,178
Gross realized losses	(6,737)	(22,592)	(3,206)
Net realized gains (losses)	33,993	(16,101)	972
Derivatives:
Gross realized gains	3,518	3,906	3,555
Gross realized losses	(8,228)	(1,789)	(3,630)
Net realized gains (losses) (1)	(4,710)	2,117	(75)
Total net realized investment gains (losses)	$35,342	$(16,907)	$1,576

(1)	Includes periodic net interest settlements related to the derivatives of $1.2 million, $1.9 million, and $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

New accounting guidance regarding equity securities was implemented on January 1, 2018 which requires companies to disclose realized gains and losses for equity securities still held at period end and gains and losses from securities sold during the period.  The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2019:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Net gains and (losses) recognized during the period on equity securities	$33,993	$(16,101)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	10,846	5,921
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$23,147	$(22,022)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturities	$977,321	$293,348	$918,439
Equity securities	260,891	35,639	32,218

Net Investment Income

The sources of net investment income for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fixed maturities	$36,673	$37,085	$33,020
Equity securities	7,006	4,037	3,595
Cash and cash equivalents	1,510	1,177	894
Other invested assets	78	6,879	4,741
Total investment income	45,267	49,178	42,250
Investment expense	(3,215)	(2,836)	(2,927)
Net investment income	$42,052	$46,342	$39,323

As of December 31, 2019, the Company did not own fixed maturity securities that were non-income producing for the preceding twelve months. As of December 31, 2018, the Company owned fixed maturity securities with a market value of $0.4 million that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net investment income	$42,052	$46,342	$39,323
Net realized investment gains(losses)	35,342	(16,907)	1,576
Change in unrealized holding gains and losses	44,568	(22,853)	14,424
Net realized and unrealized investment returns	79,910	(39,760)	16,000
Total investment return	$121,962	$6,582	$55,323
Total investment return %	7.8%	0.4%	3.5%
Average investment portfolio	$1,558,565	$1,522,805	$1,597,487

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2019, the Company held insurance enhanced bonds with a market value of approximately $36.5 million, which represented 2.3% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. The insurance enhanced bonds are comprised of $16.3 million of municipal bonds, $20.1 million of commercial mortgage-backed securities, and $0.1 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $36.5 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($3.9 million), Assured Guaranty Corporation ($10.2 million), Federal Home Loan Mortgage Corporation ($20.1 million), Ambac Financial Group ($2.2 million), and Federal Deposit Insurance Corporation ($0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2019.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of December 31, 2019 and 2018:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2019	December 31, 2018
On deposit with governmental authorities	$26,431	$25,855
Intercompany trusts held for the benefit of U.S. policyholders	179,116	209,028
Held in trust pursuant to third party requirements	133,122	98,417
Letter of credit held for third party requirements	1,458	2,317
Securities held as collateral	91,229	83,214
Total	$431,356	$418,831

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

The fair value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $13.5 million and $17.9 million as of December 31, 2019 and 2018, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $27.7 million and $32.1 million at December 31, 2019 and 2018, respectively.  The fair value of a second VIE that also invests in distressed securities and assets was $24.0 million and $32.9 million as of December 31, 2019 and 2018, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $41.0 million and $53.4 million at December 31, 2019 and 2018, respectively. The fair value of a third VIE that invests in REIT qualifying assets was $9.8 million as of December 31, 2019.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $10.3 million at December 31, 2019. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations.

4.	Derivative Instruments

Derivatives are used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes.  The Company has interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. In 2019, the Company began to utilize exchange-traded futures contracts, which give the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions.  The Company posts collateral and settles variation margin in cash on a daily basis equal to the amount of the futures contracts’ change in value scaled by a multiplier.

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of December 31, 2019 and 2018:

(Dollars in thousands)		December 31, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(10,275)	$200,000	$(4,062)
Futures contracts on bonds (1)	Other assets/liabilities	16,894	—	—	—
Futures contracts on equities (1)	Other assets/liabilities	57,816	—	—	—
Total		$274,710	$(10,275)	$200,000	$(4,062)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2019, 2018, and 2017:

	Consolidated Statements of	Years Ended December 31,
(Dollars in thousands)	Operations Line	2019	2018	2017
Interest rate swap agreements	Net realized investment gains (losses)	$(7,449)	$2,117	$(75)
Futures contracts on bonds	Net realized investment gains (losses)	873	—	—
Futures contracts on equities	Net realized investment gains (losses)	1,866	—	—
		$(4,710)	$2,117	$(75)

As of December 31, 2019 and 2018, the Company is due $3.0 million and $2.6 million, respectively, for funds it needed to post to execute the swap transaction and $12.5 million and $3.7 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of December 31, 2019, the Company posted initial margin of $3.0 million in securities for trading futures contracts and has a mark-to-market receivable of $0.3 million in connection with the futures contracts.  Variation margin is included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2019	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$156,689	$—	$—	$156,689
Obligations of states and political subdivisions	—	63,838	—	63,838
Mortgage-backed securities	—	328,374	—	328,374
Commercial mortgage-backed securities	—	188,104	—	188,104
Asset-backed securities	—	168,537	—	168,537
Corporate bonds	—	248,259	—	248,259
Foreign corporate bonds	—	99,358	—	99,358
Total fixed maturities	156,689	1,096,470	—	1,253,159
Equity securities	251,448	11,656	—	263,104
Total assets measured at fair value (1)	$408,137	$1,108,126	$—	$1,516,263
Liabilities:
Derivative instruments	$—	$10,275	$—	$10,275
Total Liabilities measured at fair value	$—	$10,275	$—	$10,275

(1)	Excluded from the table above are limited partnerships of $47.3 million at December 31, 2019 whose fair value is based on net asset value as a practical expedient.

As of December 31, 2018	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$78,855	$—	$—	$78,855
Obligations of states and political subdivisions	—	95,613	—	95,613
Mortgage-backed securities	—	117,854	—	117,854
Commercial mortgage-backed securities	—	202,722	—	202,722
Asset-backed securities	—	183,754	—	183,754
Corporate bonds	—	440,855	—	440,855
Foreign corporate bonds	—	115,502	—	115,502
Total fixed maturities	78,855	1,156,300	—	1,235,155
Equity securities	124,747	—	—	124,747
Total assets measured at fair value (1)	$203,602	$1,156,300	$—	$1,359,902
Liabilities:
Derivative instruments	$—	$4,062	$—	$4,062
Total liabilities measured at fair value	$—	$4,062	$—	$4,062

(1)	Excluded from the table above are limited partnerships of $50.8 million at December 31, 2018 whose fair value is based on net asset value as a practical expedient.

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2019 and 2018 was as follows:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$73,629	$73,629	$65,818	$65,818
7.75% Subordinated Notes due 2045 (1)	96,864	100,264	96,742	92,261
7.875% Subordinated Notes due 2047 (2)	126,147	134,462	126,005	120,597
Total	$296,640	$308,355	$288,565	$278,676

(1)	As of December 31, 2019 and 2018, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.1 million and $3.3 million, respectively.
(2)	As of December 31, 2019 and 2018, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.9 million and $4.0 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2019, 2018, and 2017.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose fair value is based on net asset value per share practical expedient.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
Real Estate Fund, LP (1)	$—	$—	$—	$—
European Non-Performing Loan Fund, LP (2)	13,530	14,214	17,893	14,214
Distressed Debt Fund, LP (3)	23,966	17,000	32,860	20,500
Mortgage Debt Fund, LP (4)	9,783	506	—	—
Total	$47,279	$31,720	$50,753	$34,714

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

(2)

This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies.  The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.  The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets.  Based on the terms of the partnership agreement, the Company anticipates its interest in this partnership to be redeemed by 2020 unless extended with the consent of the limited partners.

(3)

This limited partnership invests in stressed and distressed securities and structured products.  The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.  The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets.  Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027 unless extended with the consent of the limited partners.

(4)

This limited partnership invests in REIT qualifying assets such as mortgage loans, investor property loans, and commercial mortgage loans.  The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.  The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets.  Based on the terms of the partnership agreement, the Company anticipates its interest to be redeemed no later than 2027 unless extended with the consent of the limited partners.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited partnerships, which is reflected in the consolidated statements of operations, was less than $0.1 million, $6.9 million, and $4.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships whose fair value is based on net asset values as a practical expedient.  Two primary vendors are utilized to provide prices for equity and fixed maturity securities.

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity security prices are received from primary and secondary exchanges.

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

During 2019 and 2018, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.	Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill, within the Specialty Property and Farm, Ranch, & Stable segments, of $6.5 million as of December 31, 2019 and 2018.  The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.  Impairment testing performed in 2019 and 2018 did not result in impairment of the goodwill acquired.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2019:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	3,430	1,870
Agent relationships	10 years	900	444	456
Trade names	7 years	600	435	165
		$25,800	$4,309	$21,491

The following table presents details of the Company’s intangible assets as of December 31, 2018:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	3,076	2,224
Agent relationships	10 years	900	356	544
Trade names	7 years	600	348	252
		$25,800	$3,780	$22,020

Amortization related to the Company’s definite lived intangible assets was $0.5 million for each of the years ended December 31, 2019, 2018 and 2017.  The weighted average amortization period for total definite lived intangible assets was 13.4 years.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2020	$529
2021	522
2022	443
2023	443
2024	443

Intangible assets with indefinite lives

As of December 31, 2019 and 2018, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, were $19.0 million. Impairment testing performed in 2019 and 2018 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2019 and 2018, definite lived intangible assets, net of accumulated amortization, were $2.5 million and $3.0 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.  There was no impairment of these assets in 2019 or 2018.

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

The Company had the following reinsurance balances as of December 31, 2019 and 2018:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Reinsurance receivables, net	$83,938	$114,418
Collateral securing reinsurance receivables	(3,802)	(11,347)
Reinsurance receivables, net of collateral	$80,136	$103,071
Allowance for uncollectible reinsurance receivables	$8,992	$8,040
Prepaid reinsurance premiums	16,716	20,594

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves.  This adjustment was $0.4 million and $0.8 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had one aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer.  Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	A.M. Best Ratings (As of December 31, 2019)
Munich Re America Corporation	$44,129	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2019:
Direct business	$548,618	$527,018
Reinsurance assumed	88,243	76,893
Reinsurance ceded (1)	(74,772)	(78,649)
Net premiums	$562,089	$525,262
For the year ended December 31, 2018:
Direct business	$495,129	$483,229
Reinsurance assumed	52,768	68,156
Reinsurance ceded (1)	(75,350)	(83,610)
Net premiums	$472,547	$467,775
For the year ended December 31, 2017:
Direct business	$433,922	$440,109
Reinsurance assumed	82,412	77,811
Reinsurance ceded (1)	(66,154)	(79,886)
Net premiums	$450,180	$438,034

(1)

Includes ceded written premiums of ($0.3) million, ($2.1) million, and ($1.3) million and ceded earned premiums of $2.3 million, $7.3 million and $13.5 million to American Bankers Insurance Company for the years ended December 31, 2019, 2018, and 2017, respectively.

8.	Income Taxes

As of December 31, 2019, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 24.94% for companies with a registered office in Luxembourg City, 1.0% to 2.5% in Barbados, 19% in the United Kingdom and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the years ended December 31, 2019, 2018, and 2017 were as follows:

Year Ended December 31, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$88,282	$548,579	$—	$636,861
Net written premiums	$88,285	$473,804	$—	$562,089
Net earned premiums	$75,961	$449,301	$—	$525,262
Net investment income	29,307	26,816	(14,071)	42,052
Net realized investment gains	3,121	32,221	—	35,342
Other income (loss)	(165)	1,981	—	1,816
Total revenues	108,224	510,319	(14,071)	604,472
Losses and Expenses:
Net losses and loss adjustment expenses	36,502	238,900	—	275,402
Acquisition costs and other underwriting expenses	23,610	184,793	—	208,403
Corporate and other operating expenses	7,462	11,426	—	18,888
Interest expense	1,409	32,684	(14,071)	20,022
Income before income taxes	$39,241	$42,516	$—	$81,757

Year Ended December 31, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$48,050	$499,847	$—	$547,897
Net written premiums	$48,041	$424,506	$—	$472,547
Net earned premiums	$135,826	$331,949	$—	$467,775
Net investment income	49,699	27,294	(30,651)	46,342
Net realized investment losses	(669)	(16,238)	—	(16,907)
Other income (loss)	(210)	1,938	—	1,728
Total revenues	184,646	344,943	(30,651)	498,938
Losses and Expenses:
Net losses and loss adjustment expenses	91,178	243,447	—	334,625
Acquisition costs and other underwriting expenses	57,487	133,291	—	190,778
Corporate and other operating expenses	12,234	17,532	—	29,766
Interest expense	7,108	43,237	(30,651)	19,694
Income (loss) before income taxes	$16,639	$(92,564)	$—	$(75,925)

Year Ended December 31, 2017 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$212,386	$462,453	$(158,505)	$516,334
Net written premiums	$212,432	$237,748	$—	$450,180
Net earned premiums	$201,165	$236,869	$—	$438,034
Net investment income	56,890	24,609	(42,176)	39,323
Net realized investment gains (losses)	(641)	2,217	—	1,576
Other income	216	6,366	—	6,582
Total revenues	257,630	270,061	(42,176)	485,515
Losses and Expenses:
Net losses and loss adjustment expenses	94,903	174,309	—	269,212
Acquisition costs and other underwriting expenses	89,153	94,580	—	183,733
Corporate and other operating expenses	17,399	8,315	—	25,714
Interest expense	16,740	42,342	(42,176)	16,906
Income (loss) before income taxes	$39,435	$(49,485)	$—	$(10,050)

For the year ended December 31, 2017, the Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries, as reported in the table above, includes the results of the quota share agreement between Global Indemnity Reinsurance and the Insurance Operations.  This quota share agreement was cancelled on a runoff basis effective January 1, 2018.

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current income tax expense (benefit):
Foreign	$(41)	$325	$392
U.S. Federal	—	—	127
Total current income tax expense (benefit)	(41)	325	519
Deferred income tax expense (benefit):
U.S. tax rate change	—	—	17,524
U.S. Federal	11,783	(19,554)	(18,542)
Total deferred income tax expense (benefit)	11,783	(19,554)	(1,018)
Total income tax expense (benefit)	$11,742	$(19,229)	$(499)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$8,928	10.9%	$(19,112)	(25.2%)	$(16,928)	(168.4%)
Adjustments:
Tax exempt interest	(3)	(0.0)	(6)	—	(213)	(2.1)
Dividend exclusion	(284)	(0.3)	(279)	(0.4)	(571)	(5.7)
Tax rate change	—	—	—	—	17,524	174.4
Non-deductible interest	2,714	3.3	356	0.5	—	—
Other	387	0.5	(188)	(0.2)	(311)	(3.2)
Effective income tax expense (benefit)	$11,742	14.4%	$(19,229)	(25.3%)	$(499)	(5.0%)

The effective income tax expense rate for 2019 was 14.4%, compared with an effective income tax benefit rate of 25.3% and 5.0% for 2018 and 2017, respectively.  The increase in the effective income tax expense rate in 2019 compared to 2018 is due to higher pretax income in the U.S. in 2019.  The increase in the effective income tax benefit rate in 2018 compared to 2017 is due to a $17.5 million tax expense recorded in 2017 as a result of the TCJA enacted in 2017 resulting in lowering the tax rate from 35% to 21% which caused the Company to write down its deferred tax asset offset by an increase in losses incurred by the Company’s non-U.S. operations in 2018 compared to 2017.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2019 and 2018 are presented below:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$3,681	$3,482
Unearned premiums	10,234	9,206
Section 163(j) carryforward	9,023	11,075
Net operating loss carryforward	21,871	29,480
Partnership K1 basis differences	1,703	113
Loss on derivative instruments	2,158	853
Investment impairments	1	816
Stock options	1,352	1,375
Stat-to-GAAP reinsurance reserve	874	895
Unrealized loss on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income (loss)	—	2,778
Unrealized loss on equity securities	—	1,409
Intercompany transfers	—	210
Other	1,840	1,860
Total deferred tax assets	52,737	63,552
Deferred tax liabilities:
Intangible assets	3,112	3,150
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income (loss)	2,950	—
Unrealized gain on equity securities	3,438	—
Investment basis differences	—	212
Deferred acquisition costs	11,608	10,525
Depreciation and amortization	436	528
Other	116	548
Total deferred tax liabilities	21,660	14,963
Total net deferred tax assets	$31,077	$48,589

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States.  Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years.  As a result, the Company has not recorded a valuation allowance at December 31, 2019 and 2018.

The Company has a net operating loss (“NOL”) carryforward of $21.9 million as of December 31, 2019, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2018 was $29.5 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $9.0 million and $11.1 million as of December 31, 2019 and 2018, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2017.  The TCJA repealed the corporate AMT.  The AMT credit carryforward of $11.0 million was reclassed to federal income taxes receivable at December 31, 2017 and will be fully refunded by the end of 2021.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2016.

Should the Company’s subsidiaries that are subject to income taxes imposed by the U.S. authorities pay a dividend to their foreign affiliates, withholding taxes would apply.  The Company has not recorded deferred taxes for potential withholding tax on undistributed earnings.  The Company believes, although there can be no assurances, that it qualifies for treaty benefits under the Tax Convention with Luxembourg and would be subject to a 5% withholding tax if it were to pay a dividend.  Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities with its hypothetical calculation.  The Company did not pay any dividends from a U.S. subsidiary to a foreign affiliate during 2019, 2018, or 2017.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.  All tax benefits recognized by the company in 2019, 2018, and 2017 have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense.  The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2019, 2018 and 2017.  As of December 31, 2019, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.

9.	Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of period	$680,031	$634,664	$651,042
Less: Ceded reinsurance receivables	109,342	97,243	130,439
Net balance at beginning of period	570,689	537,421	520,603
Purchased reserves, gross	—	—	19,333
Less: Purchased reserves ceded	—	—	(29)
Purchase reserves, net of third party reinsurance	—	—	19,362
Incurred losses and loss adjustment expenses related to:
Current year	308,211	363,423	323,112
Prior years	(32,809)	(28,798)	(53,900)
Total incurred losses and loss adjustment expenses	275,402	334,625	269,212
Paid losses and loss adjustment expenses related to:
Current year	146,128	173,545	156,325
Prior years	146,055	127,812	115,431
Total paid losses and loss adjustment expenses	292,183	301,357	271,756
Net balance at end of period	553,908	570,689	537,421
Plus: Ceded reinsurance receivables	76,273	109,342	97,243
Balance at end of period	$630,181	$680,031	$634,664

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2019, the Company reduced its prior accident year loss reserves by $32.8 million, which consisted of a $18.4 million decrease related to Commercial Specialty, $10.8 million decrease related to Specialty Property, $5.5 million decrease related to Farm, Ranch, & Stable, and a $1.9 million increase related to Reinsurance Operations.

The $18.4 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:   A $14.5 million reduction in aggregate with $3.5 million of favorable development in the construction defect reserve category and $11.0 million of favorable development in the other general liability reserve categories.  The favorable development in the construction defect reserve category recognizes better than expected claims frequency and severity in the 2004 through 2009, 2011 through 2015, 2017 and 2018 accident years, partially offset by increases in the 2010 and 2016 accident years which reflects higher than anticipated claims severity.  The decreases in the other general liability reserve categories primarily recognizes lower than anticipated claims severity in the 1999 through 2014, 2016 and 2017 accident years, partially offset by an increase in the 2015 accident year which was impacted by higher than expected claims severity.

•	Commercial Auto Liability: A $2.0 million decrease primarily driven by better than expected claims severity in the 2000 through 2002, 2010 through 2013, 2015 and 2016 accident years.
•	Professional Liability: A $1.9 million reduction primarily in the 2007 through 2011 accident years recognizes better than expected claims severity.
•

Property:   A $0.9 million decrease in aggregate mainly due to lower than anticipated claims severity in the 2012 through 2016 accident years, partially offset by increases in the 2010, 2017 and 2018 accident years which were impacted by higher than expected claims severity.

•

Reinsurance: A $1.0 million increase was recognized based on a review of expected ceded recoverables by reinsurer.  The increase was primarily in the general liability reserve categories and older accident years.

The $10.8 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

Property:   A $10.2 million decrease in aggregate primarily recognizes a reduction in the catastrophe reserve category for subrogation recoveries from the California Camp wildfire loss in the 2018 accident year.  There also was favorable development in accident years 2015 through 2017 reflecting better than expected claims severity.

•

General Liability:  A $0.6 million decrease primarily recognizes lower than expected claims severity in the 2014 through 2016 and 2018 accident years, partially offset by increases in the 2010 and 2017 accident years, recognizing higher than expected claims severity.

The $5.5 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•

Property:  A $3.9 million decrease in aggregate in the 2015 through 2018 accident years primarily reflects lower than expected claims severity.  Also, there were ceded recoveries from a second accident quarter catastrophe in the 2018 accident year leading to favorable development in that year.

•

Liability:  A $1.6 million decrease primarily in the 2015 through 2017 accident years recognizes lower than anticipated claims severity, partially offset by increases in the 2013, 2014, and 2018 accident years which reflects higher than expected claims severity

The $1.9 million increase in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Property:  A $5.0 million increase primarily in the 2016 through 2018 accident years partially offset by favorable development in the 2011 through 2015 accident years based on a review of the experience reported from the cedants.  The 2018 accident year was adversely impacted by $9.0 million of development from Typhoon Jebi.

•

Professional Liability:  A $3.1 million decrease was recognized in the 2008, 2010 and 2013 through 2015 accident years, partially offset by an increase in the 2007 accident year based on a review of the experience reported from the cedants.

During 2018, the Company reduced its prior accident year loss reserves by $28.8 million, which consisted of a $7.3 million decrease related to Commercial Specialty, $7.9 million decrease related to Specialty Property, $4.7 million decrease related to Farm, Ranch, & Stable, and a $8.9 million decrease related to Reinsurance Operations.

The $7.3 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

The $7.9 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $5.7 million reduction in the property reserve categories. The decrease reflects lower than anticipated claims severity primarily in the 2014 through 2017 accident years.
•

General Liability: A $2.2 million decrease primarily in the 2011 through 2014 and 2016 through 2017 accident years, which recognizes lower than expected claims severity, partially offset by an increase in the 2015 accident year which reflects higher than expected claims severity.

The $4.7 reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $1.3 million reduction primarily in the 2014 through 2017 accident years mainly reflects lower than expected claims severity.

•

Liability: A $3.4 million decrease reflects lower than expected claims severity primarily in the 2012, 2014, 2016 and 2017 accident years, partially offset by increases in the 2007 and 2013 accident years recognizing higher than anticipated claims severity.

The $8.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines for accident years 2007, 2009 through 2012, 2015, and 2016 partially offset by increases in the 2013, 2014, and 2017 accident years.  The accident year changes were based on a review of the experience reported from cedants.

During 2017, the Company reduced its prior accident year loss reserves by $53.9 million, which consisted of a $39.4 million decrease related to Commercial Specialty, $1.6 million decrease related to Specialty Property, $5.0 million decrease related to Farm, Ranch, & Stable, and a $7.9 million decrease related to Reinsurance Operations.

The $39.4 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

•	Workers Compensation: A $0.5 million reduction primarily due to lower than expected case incurred emergence in the 2011 accident year.

The $1.6 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $4.0 million reduction in the property reserve categories. The decrease mainly reflects lower than anticipated claims severity primarily in the 2012, 2013, 2015, and 2016 accident years.
•

General Liability: A $2.4 million increase in the 2015 accident year recognizes higher than expected claims severity, partially offset by a decrease in the 2016 accident year mainly due to lower than anticipated claims severity.

The $5.0 reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $2.1 million decrease mainly in the 2016 accident year primarily reflects lower than expected claims severity.

•	Liability: A $2.9 million decrease primarily reflects lower than expected claims severity in the 2015 and 2016 accident years.

The $7.9 million reduction of prior accident year loss reserves related to Reinsurance Operations was primarily from the property lines for accident years 2008 through 2016.  Ultimate losses were lowered in these accident years based on reviews of the experience reported from cedants.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims.  The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies.  However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2019 and 2018, gross reserves for CD claims were $36.9 million and $42.4 million, respectively, and net reserves for CD claims were $35.4 million and $39.3 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims.  The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance.  In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation.  Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability.  In addition, liabilities have been established to cover additional exposures on both known and unasserted claims.  Estimates of the liabilities are reviewed and updated regularly.  Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.  Included in net unpaid losses and loss adjustment expenses as of December 31, 2019,  2018, and 2017 were IBNR reserves of $27.1 million, $27.4 million, and $26.9 million, respectively, and case reserves of approximately $2.0 million, $2.1 million, and $3.3 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$50,445	$51,873	$51,919
Plus: Change in incurred losses and loss adjustment expenses	(2)	(1)	1,470
Less: Payments	1,618	1,427	1,516
Gross reserves for A&E losses and loss adjustment expenses – end of period	$48,825	$50,445	$51,873

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$29,524	$30,124	$29,890
Plus: Change in incurred losses and loss adjustment expenses	(1)	—	967
Less: Payments	490	600	733
Net reserves for A&E losses and loss adjustment expenses – end of period	$29,033	$29,524	$30,124

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

As of December 31, 2019, 2018, and 2017, the survival ratio on a gross basis for the Company’s open A&E claims was 32.1 years, 24.2 years, and 20.7 years, respectively.  As of December 31, 2019, 2018, and 2017, the survival ratio on a net basis for the Company’s open A&E claims was 47.8 years, 35.7 years, and 35.6 years, respectively.  The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts.  The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2010 to 2019, is presented as required supplementary unaudited information.

Commercial Specialty

Property and Casualty Methodologies

Commercial Specialty’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2019.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE for most reserve categories.  Additional actuarial methodologies were employed to develop estimates of ultimate Loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved.  Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2019.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves.  These methodologies are consistent with last year.

Commercial Specialty’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Specialty – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2019
Accident Year	2017	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2017	$44,785	$43,805	$45,627	$1,468	2,960
2018		60,555	62,219	1,853	2,688
2019			54,853	8,966	2,669
Total			$162,699

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2017	2018	2019
	(unaudited)	(unaudited)
2017	$28,541	$37,712	$42,699
2018		36,161	54,400
2019			34,921
Total			132,020
All outstanding liabilities before 2017, net of reinsurance			2,972
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$33,651

The following is required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Specialty - Property	61.4%	24.7%	10.9%

Commercial Specialty – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2010	$79,188	$101,830	$102,252	$101,113	$94,484	$91,368	$84,681	$82,824	$80,012	$79,022	$6,152	3,528
2011		115,441	117,602	117,288	115,193	108,720	96,361	84,269	87,045	83,825	4,144	3,887
2012			61,340	65,911	65,637	63,359	55,137	52,504	50,022	47,966	6,686	2,411
2013				63,807	68,089	67,702	66,301	64,877	61,487	58,756	4,505	2,548
2014					61,325	60,227	58,042	56,837	56,129	53,955	8,413	2,345
2015						57,262	56,620	57,775	58,392	59,568	10,462	2,101
2016							54,130	53,776	53,584	51,893	9,740	1,927
2017								54,338	54,572	53,385	16,667	1,795
2018									57,879	57,457	27,742	2,062
2019										68,952	51,764	1,747
									Total	$614,779

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2010	$5,503	$19,926	$34,659	$50,520	$58,913	$65,377	$67,277	$69,615	$70,300	$71,951
2011		5,451	21,325	41,282	56,562	64,722	72,087	74,839	77,675	78,595
2012			3,500	11,884	22,456	31,231	36,360	39,596	39,899	40,595
2013				6,400	17,881	29,510	38,438	46,272	50,964	52,265
2014					3,968	15,690	26,268	33,697	39,361	42,517
2015						3,336	14,584	25,147	35,816	42,543
2016							4,135	14,027	21,966	34,872
2017								4,914	12,711	22,988
2018									4,297	13,827
2019										5,174
Total										405,327
All outstanding liabilities before 2010, net of reinsurance										65,083
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$274,535

The following is required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Specialty - Casualty	7.7%	18.3%	19.5%	18.3%	11.0%	7.5%	2.1%	2.6%	1.0%	2.1%

Specialty Property

Property and Casualty Methodologies

Specialty Property’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2019.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE.  Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2019.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Specialty Property is primarily comprised of business acquired in the purchase of American Reliable, which occurred on January 1, 2015. The acquisition included the purchase of the business of the legal entity as well as additional books of business written by other Assurant entities. In addition, ceding arrangements subsequent to the date of the acquisition are not consistent with years prior to the acquisition. As a result, it is not practical, nor would it be consistent, to include information for years prior to 2015 in the development tables for Specialty Property.

Specialty Property’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Specialty Property – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2019
Accident Year	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2018	$122,164	$112,947	$3,917	15,093
2019		79,798	7,553	9,695
Total		$192,745

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Specialty Property – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019
	(unaudited)
2018	$99,741	$106,755
2019		66,786
Total		173,541
All outstanding liabilities before 2018, net of reinsurance		5,146
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$24,350

The following is required supplementary information about average historical claims duration as of December 31, 2019.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Specialty Property - Property	86.0%	6.2%

Specialty Property – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2019
Accident Year	2015	2016	2017	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$6,875	$8,455	$11,230	$11,656	$11,412	$1,155	856
2016		8,249	8,068	7,613	6,713	1,467	854
2017			7,213	6,966	7,515	1,650	503
2018				5,242	5,028	3,194	330
2019					3,986	3,158	234
Total					$34,654

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Specialty Property – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$1,301	$4,979	$6,698	$9,129	$10,050
2016		1,165	2,654	3,889	4,856
2017			979	2,658	4,502
2018				248	1,339
2019					397
Total					21,144
All outstanding liabilities before 2015, net of reinsurance					1,309
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$14,819

The following is required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5
Specialty Property - Casualty	11.3%	24.6%	19.3%	17.9%	8.1%

Farm, Ranch, & Stable

Property and Casualty Methodologies

Farm, Ranch, & Stable’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2019.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE.  Management’s ultimate selections were based on the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2019.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Farm, Ranch, & Stable is primarily comprised of business acquired in the purchase of American Reliable, which occurred on January 1, 2015. The acquisition included the purchase of the business of the legal entity as well as additional books of business written by other Assurant entities. In addition, ceding arrangements subsequent to the date of the acquisition are not consistent with years prior to the acquisition. As a result, it is not practical, nor would it be consistent, to include information for years prior to 2015 in the development tables for Farm, Ranch, & Stable.

Farm, Ranch, & Stable’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Farm, Ranch, & Stable – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2019
Accident Year	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2018	$34,811	$32,376	$1,704	2,760
2019		37,120	2,332	2,890
Total		$69,496

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Farm, Ranch, & Stable – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019
	(unaudited)
2018	$27,427	$30,475
2019		31,461
Total		61,936
All outstanding liabilities before 2018, net of reinsurance		1,289
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$8,849

The following is required supplementary information about average historical claims duration as of December 31, 2019.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Farm, Ranch, & Stable - Property	84.7%	9.4%

Farm, Ranch, & Stable – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2019
Accident Year	2015	2016	2017	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$12,055	$12,052	$10,621	$10,664	$10,383	$1,525	475
2016		13,226	13,005	11,977	10,507	2,077	545
2017			12,786	12,171	10,600	4,562	488
2018				9,934	10,559	5,419	529
2019					9,781	6,957	452
Total					$51,830

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Farm, Ranch, & Stable – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$2,138	$3,778	$6,228	$6,986	$8,481
2016		2,342	4,231	5,954	7,069
2017			1,153	2,145	4,242
2018				1,092	3,225
2019					1,626
Total					24,643
All outstanding liabilities before 2015, net of reinsurance					1,546
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance					$28,733

The following is required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5
Farm, Ranch, & Stable - Casualty	16.1%	15.8%	19.9%	9.0%	14.4%

Reinsurance Lines

Property & Casualty Methodologies

Reinsurance Operations’ internal reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) combined for run off treaties and the current book of business. The current book of business is constituted of professional liability portfolios and retrocessions from Bermuda based companies for property catastrophe, marine and casualty business.  The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag.  Paid loss, ALAE and Case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (FX) rate at the end of the period.  Management’s ultimate selections were based on a review of ultimates reported from the cedants, including loss emergence during the reporting period, and   a third party actuarial review completed during the 4th quarter of 2019.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying certain reinsurance contracts.  As a result, the Company does not believe providing claim frequency information is practicable.

Reinsurance Lines – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2019
Accident Year	2013	2014	2015	2016	2017	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2013	$15,153	$9,948	$8,197	$6,698	$6,345	$6,471	$6,130	$332	—
2014		21,787	18,861	14,139	13,590	14,301	13,554	642	—
2015			19,877	16,738	12,526	9,945	9,050	1,005	—
2016				23,646	22,485	12,497	13,021	2,255	—
2017					43,782	50,032	51,711	10,371	—
2018						59,022	66,314	19,511	—
2019							32,442	27,907	—
Total							$192,222

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2013	$723	$4,008	$5,835	$5,111	$5,255	$5,735	$5,593
2014		2,243	9,035	10,460	11,182	12,339	12,480
2015			742	5,163	6,768	7,139	7,411
2016				2,071	5,704	7,161	8,514
2017					2,152	20,609	28,079
2018						21	21,608
2019							139
Total							83,824
All outstanding liabilities before 2013, net of reinsurance							859
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$109,257

The following is required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Reinsurance Lines - Property	8.2%	41.5%	16.7%	2.0%	4.6%	4.4%	-2.3%

Reinsurance Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2010	$41,831	$53,279	$57,916	$62,628	$61,062	$61,792	$60,701	$60,573	$60,151	$59,426	$1,009	—
2011		45,726	48,846	44,692	47,980	46,510	43,657	42,968	42,235	41,826	762	—
2012			15,865	15,624	17,123	17,579	17,360	17,348	16,982	16,449	473	—
2013				1,224	1,262	1,172	1,013	974	974	112	14	—
2014					1,988	2,095	2,060	1,957	1,957	593	590	—
2015						2,908	2,911	2,780	2,780	2,180	2,179	—
2016							3,627	3,627	3,627	3,627	3,627	—
2017								4,358	4,358	4,358	4,356	—
2018									5,573	5,573	5,573	—
2019										13,686	13,575	—
									Total	$147,830

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2010	$10,185	$21,447	$30,754	$36,090	$39,123	$55,315	$55,848	$56,960	$57,042	$58,088
2011		7,968	20,072	28,495	36,020	38,907	39,815	40,079	40,303	40,476
2012			5,312	9,435	11,658	15,534	15,696	15,790	15,625	15,691
2013				123	50	62	65	65	65	71
2014					88	47	50	1	1	1
2015						107	128	1	1	1
2016							—	—	—	—
2017								—	2	2
2018									—	—
2019										27
Total										114,357
All outstanding liabilities before 2010, net of reinsurance										1,232
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$34,705

The following is required supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited) (1)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines - Casualty	19.8%	0.2%	6.8%	6.3%	2.2%	6.0%	1.6%	0.9%	0.3%	1.8%

(1)	May not be indicative of future average annual percentage payout of incurred claims due to a change in mix of business

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2019 is as follows:

Net outstanding liabilities
Commercial Specialty – Property	$33,651
Commercial Specialty – Casualty	274,535
Specialty Property – Property	24,350
Specialty Property – Casualty	14,819
Farm, Ranch, & Stable – Property	8,849
Farm, Ranch, & Stable – Casualty	28,733
Reinsurance Lines – Property	109,257
Reinsurance Lines – Casualty	34,705
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	528,899
Reinsurance recoverable on unpaid claims
Commercial Specialty – Property	12,472
Commercial Specialty – Casualty	47,130
Specialty Property – Property	6,219
Specialty Property – Casualty	1,450
Farm, Ranch, & Stable – Property	563
Farm, Ranch, & Stable – Casualty	6,417
Reinsurance Lines – Property	—
Reinsurance Lines – Casualty	—
Total reinsurance recoverable on unpaid claims	74,251
Other outstanding liabilities
Commercial Specialty
Ceded Allowance	8,992
Unallocated claims adjustment expenses	15,707
Purchase accounting adjustment	(400)
Loss Clearing	(1,939)
Specialty Property
Fronted business ceded to Assurant	2,421
Unallocated claims adjustment expenses	1,074
Loss Clearing	1
Farm, Ranch, & Stable
Ceded Allowance	—
Unallocated claims adjustment expenses	1,040
Loss Clearing	—
Reinsurance Lines
Unallocated claims adjustment expenses	365
Other	(230)
Total other outstanding liabilities	27,031
Total gross liability for unpaid losses and loss adjustment expenses	$630,181

Loss indemnification related to Purchase of American Reliable

On March 8, 2018, the Company settled its final reserve calculation which resulted in $41.5 million being due to Global Indemnity Group, LLC in accordance with the Stock Purchase Agreement between Global Indemnity Group, LLC and American Bankers Insurance Group, Inc. for the purchase of American Reliable.  The settlement is comprised of (i) receipt of $38.8 million for loss and loss adjustment expenses paid on or after January 1, 2015 or payable as of December 31, 2017 with respect to losses incurred prior to January 1, 2015, (ii) receipt of $6.2 million for accrued interest and (iii) payment of $3.5 million for the difference between the agreed upon purchase price and actual settlement on January 1, 2015. These amounts, which were included in other assets on the consolidated balance sheets as of December 31, 2017, were received on March 9, 2018.

10.	Debt

The Company’s outstanding debt consisted of the following at December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Margin Borrowing Facility	$73,629	$65,818
7.75% Subordinated Notes due 2045	96,864	96,742
7.875% Subordinated Notes due 2047	126,147	126,005
Total	$296,640	$288,565

Margin Borrowing Facility

The Company has available a margin borrowing facility.  The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 1.9% and 2.7% at December 31, 2019 and 2018, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. As of December 31, 2019, approximately $88.2 million in securities were deposited as collateral to support borrowings.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $73.6 million and $65.8 million as of December 31, 2019 and 2018, respectively.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $1.8 million, $1.4 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company incurred $3.7 million in deferred issuance costs associated with the 2045 Notes, which is being amortized over the term of the 2045 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2045 Notes was $7.9 million for each of the years ended December 31, 2019, 2018, and 2017.

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $10.4 million, $10.4 million, and $8.0 million for the years ended December 31, 2019, 2018, and 2017 respectively.

The following table represents the amounts recorded for the subordinated notes as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,136)	$96,864
7.875% Subordinated Notes due 2047	130,000	(3,853)	126,147
	$230,000	$(6,989)	$223,011

	December 31, 2018
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,258)	$96,742
7.875% Subordinated Notes due 2047	130,000	(3,995)	126,005
	$230,000	$(7,253)	$222,747

Co-obligor Transaction

On April 25, 2018, Global Indemnity Group, LLC, an indirect wholly owned subsidiary of the Company, became a subordinated co-obligor with respect to the 2045 Notes and the 2047 Notes with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of, and interest on, the Notes of either series when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder.  Notwithstanding the foregoing, Global Indemnity Group, LLC's obligations (including the obligation to pay the principal of and interest in respect of the Notes of any series) are subject to subordination to all monetary obligations or liabilities of Global Indemnity Group, LLC owing to Global Indemnity Reinsurance, Ltd., a wholly owned subsidiary of the Company, and/or any other regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of Global Indemnity Group, LLC for borrowed money.  If the Company pays any amount with respect to the subordinated note obligations, the Company is entitled to be reimbursed by Global Indemnity Group, LLC within 10 business days after a demand is made to Global Indemnity Group, LLC by the Company.  In consideration for becoming a subordinated co-obligor on the subordinated notes, Global Indemnity Group, LLC received a promissory note from the Company with a principal amount of $230 million due April 15, 2047 that has since been assigned to an affiliate. This promissory note is eliminated in consolidation.

11.	Leases

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

The Company determines if an arrangement is a lease at inception.  Leases with a term of 12 months or less are not recorded on the consolidated balance sheets. For leases with a term of greater than 12 months, lease right-of-use assets (“ROU”) are included in other assets on the consolidated balance sheets and lease liabilities are included in other liabilities on the consolidated balance sheets.

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

Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The components of lease expenses for the year ended December 31, 2019 were as follows:

(Dollars in thousands)
Operating lease expenses	$3,293
Short-term lease expenses	7
Total lease expenses	$3,300

Prior to the adoption of the new accounting guidance, rental expense under operating leases was $3.5 million for the each of the years ended December 31, 2018 and 2017.

There was no sublease income for the years ended December 31, 2019, 2018, and 2017.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$2,530
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$13,858

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	December 31, 2019
Assets:
Operating lease assets	Other assets	$22,761

Liabilities:
Operating lease liabilities	Other liabilities	$23,539

Weighted-average remaining lease term
Operating leases		10.2 years

Weighted-average discount rate
Operating leases (1)		2.7%

(1)	Represents the Company’s incremental borrowing rate

At December 31, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2020	$1,931
2021	2,779
2022	2,659
2023	2,702
2024	2,746
Thereafter	14,142
Total future minimum lease payments	26,959
Less: amount representing interest	3,420
Present value of minimum lease payments	$23,539

12.	Shareholders’ Equity

Dividend Restriction

The ability of Global Indemnity Limited to pay dividends is subject to Cayman Island regulations. Under Cayman Islands law, dividends and distributions may only be made from distributable reserves or from amounts standing to the credit of the Company’s share premium account, together with any reserve established by the revaluation of the Company’s asset, subject to the ability of the Company to meet its obligations in the ordinary course as they fall due. Distributable reserves represents the accumulated realized profits and losses of Global Indemnity Limited on a standalone basis, which is $270.8 million as of December 31, 2019. Share premium represents the excess of the consideration paid upon the initial issuance of any share over the par value. As of December 31, 2019, share premium was $442.4 million. Reserves established by the revaluation of the Company’s asset were $17.6 million as of December 31, 2019.  As of December 31, 2019, the maximum dividends and distributions allowable under Cayman Island law is $730.8 million.

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

Dividends

Dividend payments of $0.25 per ordinary share per quarter were declared during the year ended December 31, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Paid (Dollars in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
September 15, 2019	September 26, 2019	October 2, 2019	3,528
December 8, 2019	December 24, 2019	December 31, 2019	3,532
Various (1)	Various	Various	268
Total			$14,374
(1)	Represents dividends declared on unvested shares, net of forfeitures.

Dividend payments of $0.25 per ordinary share per quarter were declared during the year ended December 31, 2018 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Paid (Dollars in thousands)
March 4, 2018	March 21, 2018	March 29, 2018	$3,499
June 3, 2018	June 22, 2018	June 29, 2018	3,502
September 16, 2018	September 27, 2018	October 1, 2018	3,504
December 2, 2018	December 24, 2018	December 31, 2018	3,506
Various (1)	Various	Various	197
Total			$14,208
(1)	Represents dividends declared on unvested shares, net of forfeitures.

There were no dividends declared during the year ended December 31, 2017.

As of December 31, 2019 and 2018, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.3 million and $0.2 million, respectively.

Repurchases and Redemptions of the Company’s Ordinary Shares

The Company allows employees to surrender A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.  During 2019, 2018, and 2017, the Company purchased an aggregate of 27,028, 45,233 and 29,551, respectively, of surrendered A ordinary shares from its employees for $0.9 million, $1.8 million and $1.2 million, respectively.  All shares purchased from employees by the Company are held as treasury stock and recorded at cost until formally retired by the company.

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

The following table provides information with respect to the A ordinary shares that were surrendered, repurchased, or redeemed in 2019:

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

There were no B ordinary shares that were surrendered, repurchased, or redeemed in 2019.

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

There were no B ordinary shares that were surrendered, repurchased, or redeemed in 2018.

Each A ordinary share has one vote and each B ordinary share has ten votes.

As of December 31, 2019, the Company’s A ordinary shares were held by approximately 218 shareholders of record.  There were  four holders of record of the Company’s B ordinary shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC or an affiliate of an investment fund, as of December 31, 2019.

13.	Related Party Transactions

Fox Paine Entities

As of December 31, 2019, U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International, L.P. (collectively, the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, beneficially own approximately 80.3% of the Company’s total voting power.  As of December 31, 2019, Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 2.1% of the Company’s total voting power.  The Fox Paine Funds have the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC (collectively, “Fox Paine Entities”) so long as the Fox Paine Entities beneficially own shares representing an aggregate 25% or more of the voting power in the Company.  The Fox Paine Funds control the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  Starting in 2014, this fee is adjusted annually to reflect the percentage change in the CPI-U.  Management fee expense of $2.1 million, $2.1 million, and $2.2 million was incurred during the years ended December 31, 2019, 2018, and 2017, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.4 million as of December 31, 2019 and 2018.

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

Recapitalization and Reorganization Transactions Fee

On April 25, 2018, the Company and its indirect wholly owned subsidiaries (including Global Indemnity Group, LLC and Global Indemnity Reinsurance) entered into a series of recapitalization and reorganization transactions (collectively, the “Reorganization”) designed to improve the Company’s annual results and long-term financial performance. Pursuant to the Reorganization, the Company’s affiliated group implemented the following, among other things: (i) Global Indemnity Group, LLC became a subordinated co-obligor with the Company under the Company’s 7.75% Subordinated Notes due in 2045 and its 7.875% Subordinated Notes due in 2047, (ii) Global Indemnity Group, LLC agreed to provide capital to Global Indemnity Reinsurance from time to time to satisfy Global Indemnity Reinsurance’s obligations incurred in connection with its insurance and reinsurance business and (iii) Global Indemnity Group, LLC received a promissory note from the Company, which was subsequently assigned within the Company’s affiliated group in connection with the settlement of certain intra-group indebtedness.

Fox Paine & Company, LLC acted as financial advisor to the Company's affiliated group in connection with the design, structuring and implementation of the Reorganization.  Fox Paine & Company, LLC’s services for the Company’s affiliated group in connection with the Reorganization were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million which was paid in June 2018.  As with each of the Company's transactions with Fox Paine & Company, LLC, this transaction was reviewed and approved by the Company's Audit Committee and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Audit Committee and recused himself from the Board of Directors’ deliberations), and, in connection with its review and approval of this transaction, the Audit Committee also engaged its own investment banking firm for advice.

Illiquid Investment Fund Divestiture Fee

On December 21, 2018, Global Indemnity Group, LLC exited an investment in a private credit fund pursuant to a sale of Global Indemnity Group, LLC’s investment to third parties at par plus accrued interest. Fox Paine & Company, LLC provided services to Global Indemnity Group, LLC in connection with the sale, including conducting due diligence to evaluate the private fund, recommending that Global Indemnity Group, LLC withdraw from the private fund, and conducting extended negotiations with the private fund to secure Global Indemnity Group, LLC’s withdrawal from the private fund on favorable terms. Fox Paine & Company, LLC’s services for Global Indemnity Group, LLC in connection with the sale were performed during the second, third, and fourth quarters of 2018. The total fee for these services was $2.0 million which was paid in May 2019.

Other Transactions

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of December 31, 2019, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of December 31, 2019, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.

In 2019, the Company entered into a $10 million commitment to purchase an alternative investment vehicle which is comprised of mortgage loans and other real-estate related investments.  As of December 31, 2019, the Company has funded $9.5 million of this commitment leaving $0.5 million as unfunded.

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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options		Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2017	300,000	300,000		600,000	$25.13
Options issued	—	—		—	—
Options forfeited	—	—		—	—
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2017	300,000	300,000	(1)	600,000	25.13
Options issued	300,000	—		300,000	50.00
Options forfeited	—	(100,000)		(100,000)	38.43
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2018	600,000	200,000		800,000	35.06
Options issued	—	—		—	—
Options forfeited	—	—		—	—
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2019	600,000	200,000		800,000	$35.06
Options exercisable at December 31, 2019	500,000	100,000		600,000	$32.01

(1)

In 2014, 300,000 options were granted.  On March 6, 2018, the existing vesting provisions of these options were eliminated and replaced with new vesting provisions related to return on equity targets for 2018, 2019, and 2020 (“Bonus Years”).  100,000 options were related to the 2018 Bonus Year.  Return on equity targets for the 2018 bonus year were not met and therefore, these 100,000 options have been forfeited.  200,000 options remain outstanding.  100,000 options, which were related to return on equity targets for the 2019 bonus year, vested on December 31, 2019.  These options are subject to remeasurement of 2019 bonus year results after the third full calendar year following the bonus year.  100,000 options are related to return on equity targets for the 2020 bonus year.  These options are subject to remeasurement of 2020 bonus year results after the third full calendar year following the bonus year.

During the year ended December 31, 2018, the Company awarded 300,000 options with a strike price of 50.00.  There were no stock options granted in 2019 or 2017.

The Company recorded $1.1 million, $0.3 million, and ($0.4) million of compensation expense for stock options outstanding under the Plan during the years ended December 31, 2019, 2018, and 2017, respectively.

The Company did not receive any proceeds from the exercise of options during 2019, 2018 or 2017 under the Plan.

Compensation expense related to options outstanding under the Plan is anticipated to be $1.3 million during the year ended December 31, 2020.

Option intrinsic values, which are the differences between the fair value of $29.63 at December 31, 2019 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	800,000	35.06	$3.5 Million
Exercisable	600,000	32.01	$3.5 Million
Exercised (1)	—	—	—

(1)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2019 include the following:

Option Price		Number of options exercisable
$17.87		300,000
$38.43	(1)	100,000
$50.00		200,000
Options exercisable at December 31, 2019		600,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

There were no options granted under the Plan in 2019 or 2017. The weighted average fair value of options granted under the Plan was $3.79 in 2018 using a Black-Scholes option-pricing model and the following weighted average assumptions.

2018
Dividend yield	2.0%
Expected volatility	22.47%
Risk-free interest rate	2.0%
Expected option life	3.3 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2019, 2018, and 2017:

Ranges of Exercise Prices	Outstanding at December 31, 2019		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	1.7 years
$30.00 — $38.43	200,000	(1)	$38.43	5.0 years
$50.00 — $59.99	300,000		$50.00	8.0 years
Total	800,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2018		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	2.7 years
$30.00 — $38.43	200,000	(1)	$38.43	6.0 years
$50.00 — $59.99	300,000		$50.00	9.0 years
Total	800,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2017		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	3.7 years
$30.00 — $37.70	300,000	(1)	$32.38	6.1 years
Total	600,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Restricted Shares / Restricted Stock Units

In addition to stock option grants, the Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors.  The Company recognized compensation expense for restricted stock of $2.8 million, $3.1 million and $4.1 million for 2019, 2018, and 2017, respectively.  The total unrecognized compensation expense for the non-vested restricted stock is $2.5 million at December 31, 2019, which will be recognized over a weighted average life of 1.9 years. The Company recognized compensation expense for restricted stock units of $0.4 million for 2019.  There was no compensation expense for restricted stock units in 2018 or 2017.  The total unrecognized compensation expense for the non-vested restricted stock units is $4.0 million at December 31, 2019, which will be recognized over a weighted average life of 2.8 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2016	1,066,615	513,394	1,580,009
2017	22,503	27,121	49,624
2018	38,778	31,646	70,424
2019	43,680	66,919	110,599
	1,171,576	639,080	1,810,656

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Unit Awards
Year	Employees	Directors	Total
Inception through 2018	—	—	—
2019	175,498	—	175,498
	175,498	—	175,498

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2019, 2018, and 2017:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2017	299,598	$28.02
Shares issued	49,624	39.42
Shares vested	(116,111)	29.75
Shares forfeited	(20,299)	28.63
Non-vested Restricted Shares at December 31, 2017	212,812	29.67
Shares issued	70,424	38.85
Shares vested	(166,117)	30.88
Shares forfeited	(3,255)	28.91
Non-vested Restricted Shares at December 31, 2018	113,864	33.61
Shares issued	110,599	30.93
Shares vested	(150,395)	29.86
Shares forfeited	(11,828)	38.42
Non-vested Restricted Shares at December 31, 2019	62,240	$37.00

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2019, 2018, and 2017:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at December 31, 2017 and 2018	—	$—
Restricted Stock Units issued	175,498	30.18
Restricted Stock Units vested	—	—
Restricted Stock Units forfeited	—	—
Non-vested Restricted Stock Units at December 31, 2019	175,498	$30.18

Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2017, the Company granted an aggregate of 22,503 A ordinary shares to key employees at a weighted average grant date fair value of $38.21 per share under the Plan.  These shares will vest as follows:

•	16.5% vested on both January 1, 2018 and January 1, 2019. 17.0% of the granted stock will vest on January 1, 2020.
•	Subject to Board approval, 50% of granted stock will vests 100%, no later than March 15, 2020, following a re-measurement of 2016 results as of December 31, 2019.

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

During 2018, the Company granted 38,778 A ordinary shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.  11,843 of these shares vested immediately.  The remainder will vest as follows:

•	16.5% vested on January 1, 2019. 16.5% and 17.0% of the granted stock will vest on January 1, 2020 and January 1, 2021, respectively.
•	Subject to Board approval, 50% of granted stock will vests 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

During 2018, the Company granted 31,646 A ordinary shares, at a weighted average grant date fair value of $36.74 per share, to non-employee directors of the Company under the Plan.

During 2019, the Company granted 43,680 restricted A ordinary shares, with a weighted average grant date value of $34.23 per share, to key employees under the Plan. 9,063 of these shares vested immediately. 27,117 of these shares will vest as follows:

•	16.5%, 16.5%, and 17.0% of the restricted stock will vest on January 1, 2020, January 1, 2021, and January 1, 2022, respectively.

•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2022, following a remeasurement of 2018 results as of December 31, 2021.

The remaining 7,500 shares will vest 20% on August 26, 2020, August 26, 2021, August 26, 2022, August 26, 2023 and August 26, 2024.

In addition, the Company granted 175,498 restricted stock units with a weighted average grant date value of $30.18 per unit, to key employees under the Plan. These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0%, and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

During 2019, the Company granted 66,919 A ordinary shares at a weighted average grant date fair value of $28.77 per share, to non-employee directors of the Company under the plan.

All of the shares granted to non-employee directors in 2019, 2018, and 2017 were fully vested but subject to certain restrictions.

Chief Executive Officer

On March 6, 2018, the Company entered into a Chief Executive Agreement (the “Employment Agreement”) with Cynthia Y. Valko, the Company’s Chief Executive Officer.  In accordance with the Employment Agreement, the vesting schedule for the 300,000 stock options issued in 2014 (“Tranche 2 Options”) was modified.  100,000 of the Tranche 2 Options were related to the attainment of Return on Equity criteria for 2018 and were scheduled to vest on December 31, 2018.  These options were forfeited on December 31, 2018 because the Return on Equity criteria was not met.  Of the remaining 200,000 options, 100,000 vested on December 31, 2019 and 100,000 are scheduled to vest on December 31, 2020 if the 2020 Return on Equity criteria is met.

Under the terms of the Employment Agreement, Ms. Valko was also granted an additional 300,000 Time-Based Options (“Tranche 3 Options”) with an exercise price of $50 per share.  100,000 of the Tranche 3 Options vested on December 31, 2018.  100,000 of the Tranche 3 Options vested on December 31, 2019.  100,000 of the Tranche 3 Options will vest on December 31, 2020 if Ms. Valko remains employed and in good standing as of such date.  Tranche 3 Options expire on the earlier of December 31, 2027 or 90 calendar days after Ms. Valko is neither employed by Global Indemnity nor a member of the Board of Directors.

16.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees.  Under this plan, the Company matches 100% of the first 6% contributed by an employee.  Vesting on contributions made by the Company is immediate.  Total expenses for the plan were $1.9 million for each of the years ended December 31, 2019, 2018, and 2017.

17.	Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2019	2018	2017
Net income (loss)	$70,015	$(56,696)	$(9,551)
Basic earnings per share:
Weighted average shares outstanding - basic	14,191,756	14,088,883	17,308,663
Net income (loss) per share	$4.93	$(4.02)	$(0.55)
Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	14,334,706	14,088,883	17,308,663
Net income (loss) per share	$4.88	$(4.02)	$(0.55)

(1)	For the years ended December 31, 2018 and 2017, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2019	2018	2017
Weighted average shares for basic earnings per share	14,191,756	14,088,883	17,308,663
Non-vested restricted stock	20,492	—	—
Non-vested restricted stock units	3,392	—	—
Options	119,066	—	—
Weighted average shares for diluted earnings per share	14,334,706	14,088,883	17,308,663

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

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2019 and 2018 do not include 500,000 options which were deemed to be anti-dilutive. The year ended December 31, 2017 did not have any options that were deemed to be anti-dilutive.

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities.  Applying the current regulatory restrictions as of December 31, 2019, the maximum amount of distributions that could be paid in 2020 by the United National insurance companies, the Penn-America insurance companies, and American Reliable under applicable laws and regulations without regulatory approval is approximately $13.2 million, $7.4 million, and $9.0 million, respectively.  The Penn-America insurance companies limitation includes $2.4 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2019 ownership percentages.  The Company’s U.S. insurance subsidiaries did not declare or pay any dividends in 2019.

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

Based on the standards currently adopted, the Company reported in its 2019 statutory filings that the capital and surplus of the U.S. insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Statutory capital and surplus, as of end of period	$263,793	$225,645	$274,586
Statutory net income (loss)	39,971	(52,036)	(19,019)

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.  Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  Based upon the total statutory capital plus the statutory surplus as set out in its 2019 statutory financial statements that will be filed in 2020, Global Indemnity Reinsurance could pay a dividend of up to $198.8 million without requesting BMA approval. Global Indemnity Reinsurance is dependent on receiving distributions from its subsidiaries in order to pay the full dividend in cash.  Global Indemnity Reinsurance did not declare or pay any dividends during 2019.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Statutory capital and surplus, as of end of period	$885,763	$835,620	$908,433
Statutory net income	34,086	(3,972)	29,647

19.	Segment Information

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch, & Stable. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the years ended December 31, 2018 and 2017 have been revised to reflect these changes.  Please see Note 1 for additional information related to these segment changes.

All four segments follow the same accounting policies used for the Company’s consolidated financial statements.  For further disclosure regarding the Company’s accounting policies, please see Note 2.

The Company manages its business through four business segments.  Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Specialty Property offers specialty personal lines property and casualty insurance products. Farm, Ranch, & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The following are tabulations of business segment information for the years ended December 31, 2019, 2018, and 2017.  Corporate information is included to reconcile segment data to the consolidated financial statements.

2019: (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$297,332		$163,503	(3)	$87,745		$88,281		$636,861
Net written premiums	$258,719		$140,670		$74,416		$88,284		$562,089
Net earned premiums	$237,758		$140,232		$71,312		$75,960		$525,262
Other income (loss)	—		1,820		132		(136)		1,816
Total revenues	237,758		142,052		71,444		75,824		527,078
Losses and Expenses:
Net losses and loss adjustment expenses	108,911		75,426		42,700		48,365		275,402
Acquisition costs and other underwriting expenses	96,475		58,768		29,551		23,609		208,403
Income (loss) from segments	$32,372		$7,858		$(807)		$3,850		43,273
Unallocated Items:
Net investment income									42,052
Net realized investment gains									35,342
Corporate and other operating expenses									(18,888)
Interest expense									(20,022)
Income before income taxes									81,757
Income tax expense									(11,742)
Net income									$70,015
Segment assets	$713,010		$226,388		$136,891		$325,451		$1,401,740
Corporate assets									674,145
Total assets									$2,075,885

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes ($273) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2018: (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$249,948		$170,168	(6)	$79,738		$48,043		$547,897
Net written premiums	$226,827		$127,470		$70,217		$48,033		$472,547
Net earned premiums	$218,357		$128,768		$69,248		$51,402		$467,775
Other income (loss)	—		1,782		156		(210)		1,728
Total revenues	218,357		130,550		69,404		51,192		469,503
Losses and Expenses:
Net losses and loss adjustment expenses	114,476		122,709		41,180		56,260		334,625
Acquisition costs and other underwriting expenses	87,371	(3)	55,760	(4)	29,801	(5)	17,846		190,778
Income (loss) from segments	$16,510		$(47,919)		$(1,577)		$(22,914)		$(55,900)
Unallocated Items:
Net investment income									46,342
Net realized investment losses									(16,907)
Corporate and other operating expenses									(29,766)
Interest expense									(19,694)
Loss before income taxes									(75,925)
Income tax benefit									19,229
Net loss									$(56,696)
Segment assets	$712,632		$270,083		$134,056		$316,922		$1,433,693
Corporate assets									526,573
Total assets									$1,960,266

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $386 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $313 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $145 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Includes ($2,062) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2017: (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$212,670		$173,780	(6)	$75,997		$53,887		$516,334
Net written premiums	$186,448		$144,271		$65,528		$53,933		$450,180
Net earned premiums	$178,798		$149,786		$66,197		$43,253		$438,034
Other income	78		6,013		275		216		6,582
Total revenues	178,876		155,799		66,472		43,469		444,616
Losses and Expenses:
Net losses and loss adjustment expenses	62,834		112,055		53,743		40,580		269,212
Acquisition costs and other underwriting expenses	75,990	(3)	63,477	(4)	29,636	(5)	14,630		183,733
Income (loss) from segments	$40,052		$(19,733)		$(16,907)		$(11,741)		$(8,329)
Unallocated Items:
Net investment income									39,323
Net realized investment gains									1,576
Corporate and other operating expenses									(25,714)
Interest expense									(16,906)
Loss before income taxes									(10,050)
Income tax benefit									499
Net loss									$(9,551)
Segment assets	$688,250		$249,596		$140,785		$281,648		$1,360,279
Corporate assets									641,390
Total assets									$2,001,669

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $714 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $597 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of 265 relating to cessions from Farm, Ranch, & Stable to Reinsurance Operations.
(6)	Includes ($1,338) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.
20.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at December 31, 2019 and December 31, 2018, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income, and condensed consolidating statements of cash flows for the years ended December 31, 2019, 2018, and 2017. Global Indemnity Group, LLC is a 100% owned subsidiary of the Company.  See Note 10 for information on the Company’s debt obligations.

Condensed Consolidating Balance Sheets at December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$44,468	$257,317	$1,261,757	$—	$1,563,542
Cash and cash equivalents	977	2,663	40,631	—	44,271
Investments in subsidiaries	1,218,491	355,777	434,278	(2,008,546)	—
Due from subsidiaries and affiliates	(3,612)	(3,965)	7,577	—	—
Notes receivable – affiliate	—	80,049	445,498	(525,547)	—
Interest receivable – affiliate	—	5,014	17,258	(22,272)	—
Premiums receivable, net	—	—	118,035	—	118,035
Reinsurance receivables, net	—	—	83,938	—	83,938
Funds held by ceding insurers	—	—	48,580	—	48,580
Federal income taxes receivable	—	14,197	(3,208)	—	10,989
Deferred federal income taxes	—	31,833	(756)	—	31,077
Deferred acquisition costs	—	—	70,677	—	70,677
Intangible assets	—	—	21,491	—	21,491
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	16,716	—	16,716
Other assets	9,394	12,622	45,021	(6,989)	60,048
Total assets	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$630,181	$—	$630,181
Unearned premiums	—	—	314,861	—	314,861
Ceded balances payable	—	—	20,404	—	20,404
Payable for securities purchased	—	—	850	—	850
Contingent commissions	—	—	11,928	—	11,928
Debt	—	303,629	—	(6,989)	296,640
Notes payable – affiliates	520,498	—	5,049	(525,547)	—
Accrued interest payable – affiliates	20,343	—	1,929	(22,272)	—
Other liabilities	2,068	17,600	54,544	—	74,212
Total liabilities	542,909	321,229	1,039,746	(554,808)	1,349,076

Shareholders’ equity
Total shareholders’ equity	726,809	434,278	1,574,268	(2,008,546)	726,809

Total liabilities and shareholders’ equity	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Balance Sheets at December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$55,377	$233,479	$1,121,799	$—	$1,410,655
Cash and cash equivalents	2,221	26,039	71,237	—	99,497
Investments in subsidiaries	1,105,032	296,357	(19,922)	(1,381,467)	—
Due from subsidiaries and affiliates	584	(2,133)	1,549	—	—
Notes receivable – affiliate	—	80,049	847,808	(927,857)	—
Interest receivable – affiliate	—	3,869	17,425	(21,294)	—
Premiums receivable, net	—	—	87,679	—	87,679
Reinsurance receivables, net	—	—	114,418	—	114,418
Funds held by ceding insurers	—	—	49,206	—	49,206
Federal income taxes receivable	—	4,631	6,235	—	10,866
Deferred federal income taxes	—	44,481	4,108	—	48,589
Deferred acquisition costs	—	—	61,676	—	61,676
Intangible assets	—	—	22,020	—	22,020
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	20,594	—	20,594
Receivable for securities sold	—	—	15	—	15
Other assets	8,461	5,085	22,237	(7,253)	28,530
Total assets	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$680,031	$—	$680,031
Unearned premiums	—	—	281,912	—	281,912
Ceded balances payable	—	—	14,994	—	14,994
Contingent commissions	—	—	10,636	—	10,636
Debt	—	295,818	—	(7,253)	288,565
Notes payable – affiliates	520,498	402,310	5,049	(927,857)	—
Accrued interest payable – affiliates	19,499	—	1,795	(21,294)	—
Other liabilities	2,619	13,651	38,799	—	55,069
Total liabilities	542,616	711,779	1,033,216	(956,404)	1,331,207

Shareholders’ equity
Total shareholders’ equity	629,059	(19,922)	1,401,389	(1,381,467)	629,059

Total liabilities and shareholders’ equity	$1,171,675	$691,857	$2,434,605	$(2,337,871)	$1,960,266

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$525,262	$—	$525,262
Net investment income	2,295	6,563	34,339	(1,145)	42,052
Net realized investment gains	574	28,596	6,172	—	35,342
Other income	—	30	1,786	—	1,816
Total revenues	2,869	35,189	567,559	(1,145)	604,472
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	275,402	—	275,402
Acquisition costs and other underwriting expenses	—	—	208,403	—	208,403
Corporate and other operating expenses	6,692	10,254	1,942	—	18,888
Interest expense	1,108	19,743	316	(1,145)	20,022
Income (loss) before equity in net income of subsidiaries and income taxes	(4,931)	5,192	81,496	—	81,757
Equity in net income of subsidiaries	74,946	28,401	32,067	(135,414)	—
Income before income taxes	70,015	33,593	113,563	(135,414)	81,757
Income tax expense	—	1,526	10,216	—	11,742
Net income	$70,015	$32,067	$103,347	$(135,414)	$70,015

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$467,775	$—	$467,775
Net investment income	658	9,208	73,317	(36,841)	46,342
Net realized investment losses	(154)	(15,284)	(1,469)	—	(16,907)
Other income	—	20	1,708	—	1,728
Total revenues	504	(6,056)	541,331	(36,841)	498,938
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	334,625	—	334,625
Acquisition costs and other underwriting expenses	—	—	190,778	—	190,778
Corporate and other operating expenses	11,317	17,047	1,402	—	29,766
Interest expense	12,994	43,187	354	(36,841)	19,694
Income (loss) before equity in net loss of subsidiaries and income taxes	(23,807)	(66,290)	14,172	—	(75,925)
Equity in net loss of subsidiaries	(32,889)	(16,694)	(73,009)	122,592	—
Loss before income taxes	(56,696)	(82,984)	(58,837)	122,592	(75,925)
Income tax benefit	—	(9,975)	(9,254)	—	(19,229)
Net loss	$(56,696)	$(73,009)	$(49,583)	$122,592	$(56,696)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$438,034	$—	$438,034
Net investment income	361	8,943	74,264	(44,245)	39,323
Net realized investment gains (losses)	(368)	877	1,067	—	1,576
Other income	6	4,170	2,406	—	6,582
Total revenues	(1)	13,990	515,771	(44,245)	485,515
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	269,212	—	269,212
Acquisition costs and other underwriting expenses	—	—	183,733	—	183,733
Corporate and other operating expenses	16,807	(11,595)	20,502	—	25,714
Interest expense	18,349	42,332	332	(44,107)	16,906
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(35,157)	(16,747)	41,992	(138)	(10,050)
Equity in net income (loss) of subsidiaries	25,606	(19,018)	(48,595)	42,007	—
Loss before income taxes	(9,551)	(35,765)	(6,603)	41,869	(10,050)
Income tax expense (benefit)	—	12,830	(13,329)	—	(499)
Net income (loss)	$(9,551)	$(48,595)	$6,726	$41,869	$(9,551)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$70,015	$32,067	$103,347	$(135,414)	$70,015
Other comprehensive income, net of tax:
Unrealized holding gains	872	1,588	41,520	—	43,980
Equity in other comprehensive income of unconsolidated subsidiaries	38,520	19,734	21,547	(79,801)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(5)	—	(5)
Reclassification adjustment for (gains) losses included in net income	(552)	225	(5,110)	—	(5,437)
Unrealized foreign currency translation gains	—	—	302	—	302
Other comprehensive income, net of tax	38,840	21,547	58,254	(79,801)	38,840
Comprehensive income, net of tax	$108,855	$53,614	$161,601	$(215,215)	$108,855

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net loss	$(56,696)	$(73,009)	$(49,583)	$122,592	$(56,696)
Other comprehensive loss, net of tax:
Unrealized holding gains	(499)	(2,917)	(17,332)	—	(20,748)
Equity in other comprehensive loss of unconsolidated subsidiaries	(19,841)	(8,230)	(10,120)	38,191	—
Portion of other-than-temporary impairment losses recognized in other comprehensive losses	—	—	(3)	—	(3)
Reclassification adjustment for losses included in net loss	154	1,027	1,269	—	2,450
Unrealized foreign currency translation loss	—	—	(1,885)	—	(1,885)
Other comprehensive loss, net of tax	(20,186)	(10,120)	(28,071)	38,191	(20,186)
Comprehensive loss, net of tax	$(76,882)	$(83,129)	$(77,654)	$160,783	$(76,882)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$(9,551)	$(48,595)	$6,726	$41,869	$(9,551)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(216)	9,735	187	(29)	9,677
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	9,449	(385)	8,955	(18,019)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income (losses)	—	—	(3)	—	(3)
Reclassification adjustment for (gains) losses included in net income	368	(619)	(735)	138	(848)
Unrealized foreign currency translation gains	—	224	551	—	775
Other comprehensive income (loss), net of tax	9,601	8,955	8,955	(17,910)	9,601
Comprehensive income (loss), net of tax	$50	$(39,640)	$15,681	$23,959	$50

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$2,632	$(23,295)	$53,039	$32,376
Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	101,584	827,344	977,321
Proceeds from sale of equity securities	10,900	249,991	—	260,891
Proceeds from maturity of fixed maturities	—	—	180,546	180,546
Proceeds from other invested assets	4,363	12,394	—	16,757
Amount paid in connection with derivatives	—	(7,654)	—	(7,654)
Purchases of fixed maturities	(10,548)	(26,205)	(1,092,814)	(1,129,567)
Purchases of equity securities	(41,815)	(311,711)	(11,729)	(365,255)
Purchases of other invested assets	—	(13,283)	—	(13,283)
Net cash provided by (used for) investing activities	11,293	5,116	(96,653)	(80,244)
Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	7,811	—	7,811
Dividends paid to shareholders	(14,222)	—	—	(14,222)
Capital contribution	—	(13,008)	13,008	—
Purchase of A ordinary shares	(947)	—	—	(947)
Net cash provided by (used for) financing activities	(15,169)	(5,197)	13,008	(7,358)
Net change in cash and cash equivalents	(1,244)	(23,376)	(30,606)	(55,226)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$977	$2,663	$40,631	$44,271

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2018 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(20,178)	$(35,207)	$97,454	$42,069
Cash flows from investing activities:
Proceeds from sale of fixed maturities	32,980	71,900	188,468	293,348
Proceeds from sale of equity securities	—	35,639	—	35,639
Proceeds from maturity of fixed maturities	5,431	7,600	42,151	55,182
Proceeds from other invested assets	1,500	34,499	7,378	43,377
Amount received in connection with derivatives	—	4,392	—	4,392
Purchases of fixed maturities	(33,327)	(40,858)	(296,351)	(370,536)
Purchases of equity securities	—	(36,258)	—	(36,258)
Purchases of other invested assets	—	(15,800)	(509)	(16,309)
Acquisition of business	—	(3,515)	—	(3,515)
Net cash provided by (used for) investing activities	6,584	57,599	(58,863)	5,320
Cash flows from financing activities:
Net repayments under margin borrowing facility	—	(6,412)	—	(6,412)
Proceeds / (issuance) of notes to affiliates	230,000	(227,690)	(2,310)	—
Debt restructuring	(230,000)	230,000	—	—
Dividends paid to shareholders	(14,027)	—	—	(14,027)
Dividends from subsidiaries	20,620	—	(20,620)	—
Purchase of A ordinary shares	(1,867)	—	—	(1,867)
Net cash provided by (used for) financing activities	4,726	(4,102)	(22,930)	(22,306)
Net change in cash and cash equivalents	(8,868)	18,290	15,661	25,083
Cash and cash equivalents at beginning of period	11,089	7,749	55,576	74,414
Cash and cash equivalents at end of period	$2,221	$26,039	$71,237	$99,497

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2017 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(24,927)	$(37,165)	$43,183	$(18,909)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	12,389	54,082	851,968	918,439
Proceeds from sale of equity securities	—	32,218	—	32,218
Proceeds from maturity of fixed maturities	10,000	78,925	56,550	145,475
Proceeds from other invested assets	—	4,139	8,160	12,299
Amount received in connection with derivatives	—	1,464	—	1,464
Purchases of fixed maturities	(32,044)	(254,152)	(792,003)	(1,078,199)
Purchases of equity securities	—	(36,647)	—	(36,647)
Purchases of other invested assets	—	(22,500)	(1,500)	(24,000)
Net cash provided by (used for) investing activities	(9,655)	(142,471)	123,175	(28,951)
Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	5,584	—	5,584
Redemption of ordinary shares	(83,015)	—	—	(83,015)
Proceeds from issuance of subordinated notes	130,000	—	—	130,000
Debt issuance cost	(4,246)	—	—	(4,246)
Proceeds / (issuance) of notes to affiliates	—	120,000	(120,000)	—
Dividends from subsidiaries	100,000	56,265	(156,265)	—
Capital contribution	(96,000)	—	96,000	—
Purchase of A ordinary shares	(1,159)	—	—	(1,159)
Net cash provided by (used for) financing activities	45,580	181,849	(180,265)	47,164
Net change in cash and cash equivalents	10,998	2,213	(13,907)	(696)
Cash and cash equivalents at beginning of period	91	5,536	69,483	75,110
Cash and cash equivalents at end of period	$11,089	$7,749	$55,576	$74,414

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

21.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2019, 2018, and 2017:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Federal income taxes paid	$251	$859	$133
Federal income taxes recovered	170	—	19
Interest paid	19,711	19,387	14,504

22.	New Accounting Pronouncements

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

Recently Issued Accounting Guidance Not Yet Adopted

In December, 2019, the FASB issued updated guidance related to the accounting for income taxes.  The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Although the Company is still evaluating the impact of this new guidance, the Company does not anticipate that it will have a material impact on its financial condition, results of operations, or cash flows.

In May, 2019, the FASB issued new accounting guidance which provides optional targeted transition relief related to the measurement of credit losses on financial instruments.  Under the new guidance, companies will have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.  Election of the fair value option would be applied on an instrument by instrument basis for eligible instruments.  This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this new accounting guidance will not have a material impact on the Company’s financial condition, results of operations, and cash flows.

In August, 2018, the FASB issued new accounting guidance which removed, modified, and added certain disclosures related to Topic 820, Fair Value.  This guidance is effective for all fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The adoption of this new accounting guidance will not have a material impact on the Company’s financial condition, results of operations, and cash flows.

In January, 2017, the FASB issued updated guidance that simplifies how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test).  Under the new amendments, an entity may still first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.  If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any.  A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.  This guidance is effective for public business entities’ annual or interim goodwill impairment testing in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.   The adoption of this new accounting guidance will not have a material impact on the Company’s financial condition, results of operations, and cash flows.

In June, 2016, the FASB issued new accounting guidance addressing the measurement of credit losses on financial instruments.  For assets held at amortized cost basis, the new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates.  For available for sale debt securities, credit losses should be measured similar to current GAAP; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down and allows for the reversal of credit losses in the current period net income.  This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application of this new guidance is permitted as of the fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  This guidance will be applied using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The adoption of this new accounting guidance will not have a material impact on the Company’s financial condition, results of operations, and cash flows.

23.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2019 and 2018 quarterly performance is as follows:

	Year Ended December 31, 2019
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net earned premiums	$122,089	$128,201	$133,312	$141,660
Net investment income	7,219	13,826	11,348	9,659
Net realized investment gains (losses)	10,390	3,590	(2,690)	24,052
Net losses and loss adjustment expenses	58,321	70,075	73,583	73,423
Acquisition costs and other underwriting expenses	49,743	50,534	53,366	54,760
Income before income taxes	23,894	15,849	6,404	35,610
Net income	19,600	14,663	6,721	29,031
Per share data - Diluted:
Net income	$1.37	$1.02	$0.47	$2.02

	Year Ended December 31, 2018
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net earned premiums	$108,002	$113,917	$120,528	$125,328
Net investment income	11,404	10,954	11,750	12,234
Net realized investment gains (losses)	(316)	2,830	5,319	(24,740)
Net losses and loss adjustment expenses	56,072	58,861	80,493	139,199
Acquisition costs and other underwriting expenses	45,003	47,513	48,680	49,582
Income (loss) before income taxes	4,448	5,793	436	(86,602)
Net income (loss)	5,701	7,192	3,728	(73,317)
Per share data - Diluted:
Net income (loss)	$0.40	$0.50	$0.26	$(5.20)

24.	Subsequent events

On February 9, 2020, the Company’s Board of Directors approved a dividend payment of $0.25 per ordinary share to be paid on March 31, 2020 to all shareholders of record as of the close of business on March 24, 2020.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2019. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2019, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting.  See “Report of Independent Registered Public Accounting Firm” on page 152.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Limited

Opinion on Internal Control over Financial Reporting

We have audited Global Indemnity Limited’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Global Indemnity Limited (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

March 6, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (“2020 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2020 Proxy Statement.

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

The following documents are filed as part of this report:

(a)(1)	The Financial Statements listed in the accompanying index on page 79 are filed as part of this report.
(a)(2)	The Financial Statement Schedules listed in the accompanying index on page 79 are filed as part of this report.

Exhibit No.	Description

2.1	American Reliable SPA dated as of October 16, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 21, 2014 (File No. 001-34809)).

3.1	Certificate of Incorporation of Global Indemnity Limited (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

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

4.4	Officers’ Certificate, dated August 12, 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 12, 2015 (File No. 001-34809)).

4.5+	Form of 7.75% Subordinated Notes due 2045.

4.6

Second Supplemental Indenture, dated as of March 23, 2017, among Global Indemnity Limited, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 23, 2017 (File No. 001-34809)).

4.7+	Form of 7.875% Subordinated Notes due 2047.

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

10.18*

Amended and Restated Shareholders Agreement, dated July 2, 2010, by and among Global Indemnity plc (as successor to United America Indemnity, Ltd.) and the signatories thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated July 2, 2010 (File No. 001-34809)).

10.20*

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

10.26*

Form of Assignment and Assumption Agreement, dated as of       , 2016, between Global Indemnity Limited, Global Indemnity plc, United America Indemnity, Ltd. and certain directors and officers of who may become a party thereto (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.27*

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

10.29*	Cynthia Valko Chief Executive Agreement (incorporated by reference to exhibit 10.41 of the Company’s Annual Report on Form 10-K dated March 9, 2018 (File No. 001-34809)).

10.30*

Executive Employment Term Sheet with Stephen Green, dated February 18, 2015 (incorporated by reference to exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-34809)).

10.31*

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

101.1+

The following financial information from Global Indemnity’s Annual Report on Form 10-K for the Year Ended December 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets for the years ended December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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

GLOBAL INDEMNITY LIMITED

By:	/s/ Cynthia Y. Valko
Name:	Cynthia Y. Valko
Title:	Chief Executive Officer
Date:	March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 6, 2020.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman and Director
Saul A. Fox

/s/ Cynthia Y. Valko	Chief Executive Officer (Principal Executive Officer) and Director
Cynthia Y. Valko

/s/ Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas M. McGeehan

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ Michele Colucci	Director
Michele Colucci

/s/ Bruce Lederman	Director
Bruce Lederman

/s/ Joseph W. Brown	Director
Joseph W. Brown

/s/ James D. Wehr	Director
James D. Wehr

/s/ Jason B. Hurwitz	Director
Jason B. Hurwitz

GLOBAL INDEMNITY LIMITED

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2019
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$153,906	$156,689	$156,689
States, municipalities, and political subdivisions	63,256	63,838	63,838
Mortgage-backed and asset-backed securities	677,412	685,015	685,015
Public utilities	22,937	23,724	23,724
All other corporate bonds	314,057	323,893	323,893
Total fixed maturities	1,231,568	1,253,159	1,253,159
Equity securities:
Public utilities	4,096	4,096	4,096
Industrial and miscellaneous	259,008	259,008	259,008
Total equity securities	263,104	263,104	263,104
Other long-term investments	47,279	47,279	47,279
Total investments	$1,541,951	$1,563,542	$1,563,542

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

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

	Years Ended December 31,
ASSETS	2019	2018
Fixed maturities	$30,938	$37,484
Other invested assets	13,530	17,893
Total investments	44,468	55,377
Cash and cash equivalents	977	2,221
Equity in unconsolidated subsidiaries (1)	1,218,491	1,105,032
Due from affiliates (1)	—	584
Other assets	9,394	8,461
Total assets	$1,273,330	$1,171,675
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$—	$—
Due to affiliates (1)	3,612	—
Intercompany notes payable (1)	520,498	520,498
Interest payable - affiliates (1)	20,343	19,499
Interest payable	—	—
Other liabilities	2,068	2,619
Total liabilities	546,521	542,616
Commitments and contingencies	—	—
Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,282,277 and 10,171,954, respectively; A ordinary shares outstanding: 10,167,056 and 10,095,312, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	442,403	438,182
Accumulated other comprehensive income (loss), net of tax	17,609	(21,231)
Retained earnings	270,768	215,132
A ordinary shares in treasury, at cost: 115,221 and 76,642 shares, respectively	(3,973)	(3,026)
Total shareholders' equity	726,809	629,059
Total liabilities and shareholders’ equity	$1,273,330	$1,171,675

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$2,295	$658	$361
Net realized investment gains (losses)	574	(154)	(368)
Other income (loss)	—	—	6
Total revenues	2,869	504	(1)
Expenses:
Intercompany interest expense (1)	844	7,034	2,477
Interest expense	264	5,960	15,872
Other expenses	6,692	11,317	16,807
Loss before equity in earnings of unconsolidated subsidiaries	(4,931)	(23,807)	(35,157)
Equity in earnings of unconsolidated subsidiaries (1)	74,946	(32,889)	25,606
Net income (loss)	70,015	(56,696)	(9,551)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	872	(499)	(216)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	38,520	(19,841)	9,449
Reclassification adjustment for (gains) losses included in net income (loss)	(552)	154	368
Other comprehensive income (loss), net of tax	38,840	(20,186)	9,601
Comprehensive income (loss), net of tax	$108,855	$(76,882)	$50

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$2,632	$(20,178)	$(24,927)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	32,980	12,389
Proceeds from sale of equity securities	10,900	—	—
Proceeds from maturity of fixed maturities	—	5,431	10,000
Proceeds from other invested assets	4,363	1,500	—
Purchase of fixed maturities	(10,548)	(33,327)	(32,044)
Purchases of equity securities	(41,815)	—	—
Net cash provided by (used in) investing activities	11,293	6,584	(9,655)
Cash flows from financing activities:
Redemption of ordinary shares	—	—	(83,015)
Proceeds from issuance of subordinated notes	—	—	130,000
Debt issuance cost	—	—	(4,246)
Proceeds from notes to affiliates	—	230,000	—
Debt restructuring	—	(230,000)	—
Dividends paid to shareholders	(14,222)	(14,027)	—
Dividends from subsidiaries	—	20,620	100,000
Capital contribution	—	—	(96,000)
Purchase of A ordinary shares	(947)	(1,867)	(1,159)
Net cash provided by (used in) financing activities	(15,169)	4,726	45,580
Net change in cash and equivalents	(1,244)	(8,868)	10,998
Cash and cash equivalents at beginning of period	2,221	11,089	91
Cash and cash equivalents at end of period	$977	$2,221	$11,089

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2019:
Commercial Specialty	$27,415	$390,148	$134,433	$—
Specialty Property	18,249	50,334	81,922	—
Farm, Ranch, & Stable	9,612	45,601	44,048	—
Reinsurance Operations	15,401	144,098	54,458	—
At December 31, 2018:
Commercial Specialty	$23,059	$417,175	$110,704	$—
Specialty Property	18,161	82,722	88,809	—
Farm, Ranch, & Stable	8,897	50,923	40,265	—
Reinsurance Operations	11,559	129,211	42,134	—
At December 31, 2017:
Commercial Specialty	$21,222	$419,042	$102,191	$—
Specialty Property	18,668	68,900	99,631	—
Farm, Ranch, & Stable	8,895	51,355	38,073	—
Reinsurance Operations	12,862	95,367	45,502	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2019:
Commercial Specialty	$237,758	$108,911	$56,339	$258,719
Specialty Property	140,232	75,426	37,811	140,670
Farm, Ranch, & Stable	71,312	42,700	18,307	74,416
Reinsurance Operations	75,960	48,365	19,872	88,284
Total	$525,262	$275,402	$132,329	$562,089
For the year ended December 31, 2018:
Commercial Specialty	$218,357	$114,476	$49,715	$226,827
Specialty Property	128,768	122,709	37,854	127,470
Farm, Ranch, & Stable	69,248	41,180	17,536	70,217
Reinsurance Operations	51,402	56,260	12,883	48,033
Total	$467,775	$334,625	$117,988	$472,547
For the year ended December 31, 2017:
Commercial Specialty	$178,798	$62,834	$42,008	$186,448
Specialty Property	149,786	112,055	38,893	144,271
Farm, Ranch, & Stable	66,197	53,743	17,723	65,528
Reinsurance Operations	43,253	40,580	10,340	53,933
Total	$438,034	$269,212	$108,964	$450,180

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2019	$42,052	$18,888
For the year ended December 31, 2018	46,342	29,766
For the year ended December 31, 2017	39,323	25,714

GLOBAL INDEMNITY LIMITED

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2019:
Property & Liability Insurance	$527,018	$78,649	$76,893	$525,262	14.6%
For the year ended December 31, 2018:
Property & Liability Insurance	$483,229	$83,610	$68,156	$467,775	14.6%
For the year ended December 31, 2017:
Property & Liability Insurance	$440,109	$79,886	$77,811	$438,034	17.8%

GLOBAL INDEMNITY LIMITED

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2019:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,272	$482	$—	$—	$2,754
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	952	—	—	8,992
For the year ended December 31, 2018:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,179	$93	$—	$—	$2,272
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	—	—	—	8,040
For the year ended December 31, 2017:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$1,928	$251	$—	$—	$2,179
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	—	—	—	8,040

GLOBAL INDEMNITY LIMITED

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2019	$70,677	$630,181	$400	$314,861
As of December 31, 2018	61,676	680,031	800	281,912
As of December 31, 2017	61,647	634,664	1,200	285,397

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2019	$525,262	$42,052	$308,211	$(32,809)	$132,329	$292,183	$562,089
For the year ended December 31, 2018	467,775	46,342	363,423	(28,798)	117,988	301,357	472,547
For the year ended December 31, 2017	438,034	39,323	323,112	(53,900)	108,964	271,756	450,180

Note:  All of the Company's insurance subsidiaries are 100% owned and consolidated.