Form 10-Q
period 2020-03-31
Global Indemnity Ltd
filed 2020-05-08
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 1, 2020, the registrant had outstanding 10,185,459 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,252,931 and $1,231,568; net of allowance of: 2020 - $0)	$1,271,706	$1,253,159
Equity securities, at fair value	174,386	263,104
Other invested assets	47,308	47,279
Total investments	1,493,400	1,563,542

Cash and cash equivalents	59,751	44,271
Premiums receivable, net of allowance for expected credit loss of $2,746 at March 31, 2020	115,331	118,035
Reinsurance receivables, net of allowance for expected credit loss of $8,992 at March 31, 2020	83,074	83,938
Funds held by ceding insurers	47,096	48,580
Federal income taxes receivable	5,510	10,989
Deferred federal income taxes	42,117	31,077
Deferred acquisition costs	69,615	70,677
Intangible assets	21,359	21,491
Goodwill	6,521	6,521
Prepaid reinsurance premiums	15,512	16,716
Other assets	69,218	60,048
Total assets	$2,028,504	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	639,468	$630,181
Unearned premiums	308,301	314,861
Ceded balances payable	23,932	20,404
Payable for securities purchased	2,585	850
Contingent commissions	5,841	11,928
Debt	294,784	296,640
Other liabilities	78,957	74,212
Total liabilities	$1,353,868	$1,349,076

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,305,404 and 10,282,277 respectively; A ordinary shares outstanding: 10,185,459 and 10,167,056, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	443,641	442,403
Accumulated other comprehensive income, net of taxes	12,560	17,609
Retained earnings	222,549	270,768
A ordinary shares in treasury, at cost: 119,945 and 115,221 shares, respectively	(4,116)	(3,973)
Total shareholders’ equity	674,636	726,809
Total liabilities and shareholders’ equity	$2,028,504	$2,075,885

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2020	2019
Revenues:
Gross written premiums	$155,724	$142,201

Net written premiums	$139,112	$123,416

Net earned premiums	$144,468	$122,089
Net investment income	10,129	7,219
Net realized investment gains (losses):
Other than temporary impairment losses on investments	—	(1,897)
Other net realized investment gains (losses)	(68,162)	12,287
Total net realized investment gains (losses)	(68,162)	10,390
Other income	165	488
Total revenues	86,600	140,186

Losses and Expenses:
Net losses and loss adjustment expenses	77,647	58,321
Acquisition costs and other underwriting expenses	56,412	49,743
Corporate and other operating expenses	4,223	3,205
Interest expense	4,865	5,023
Income (loss) before income taxes	(56,547)	23,894
Income tax expense (benefit)	(11,969)	4,294
Net income (loss)	$(44,578)	$19,600

Per share data:
Net income (loss) (1)
Basic	$(3.13)	$1.38
Diluted	$(3.13)	$1.37
Weighted-average number of shares outstanding
Basic	14,249,551	14,153,918
Diluted	14,249,551	14,315,091
Cash dividends declared per share	$0.25	$0.25

(1)	For the quarter ended March 31, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2020	2019
Net income (loss)	$(44,578)	$19,600

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss)	(2,032)	20,785
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	(1)
Reclassification adjustment for losses included in net income (loss)	(1,714)	1,922
Unrealized foreign currency translation gain (loss)	(1,303)	194
Other comprehensive income (loss), net of tax	(5,049)	22,900

Comprehensive income (loss), net of tax	$(49,627)	$42,500

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2020	2019
Number of A ordinary shares issued:
Number at beginning of period	10,282,277	10,171,954
Ordinary shares issued under share incentive plans	—	36,180
Ordinary shares issued to directors	23,127	15,842
Number at end of period	10,305,404	10,223,976

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$442,403	$438,182
Share compensation plans	1,238	601
Balance at end of period	$443,641	$438,783

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$17,609	$(21,231)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(3,746)	22,707
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	—	(1)
Unrealized foreign currency translation gains (losses)	(1,303)	194
Other comprehensive income (loss)	(5,049)	22,900
Balance at end of period	$12,560	$1,669

Retained earnings:
Balance at beginning of period	$270,768	$215,132
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(5)
Net income (loss)	(44,578)	19,600
Dividends to shareholders ($0.25 per share per quarter in 2020 and 2019)	(3,641)	(3,551)
Balance at end of period	$222,549	$231,176

Number of treasury shares:
Number at beginning of period	115,221	76,642
A ordinary shares purchased	4,724	27,028
Retirement of shares	—	6,779
Number at end of period	119,945	110,449

Treasury shares, at cost:
Balance at beginning of period	$(3,973)	$(3,026)
A ordinary shares purchased, at cost	(143)	(949)
Balance at end of period	$(4,116)	$(3,975)
Total shareholders’ equity	$674,636	$667,655

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(44,578)	$19,600
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	1,775	1,783
Amortization of debt issuance costs	66	66
Restricted stock and stock option expense	1,238	601
Deferred federal income taxes	(11,969)	4,248
Amortization of bond premium and discount, net	1,399	1,189
Net realized investment (gains) loss	68,162	(10,390)
Equity in the earnings of equity method limited liability investments	(710)	4,103
Changes in:
Premiums receivable, net	2,704	(4,798)
Reinsurance receivables, net	864	12,072
Funds held by ceding insurers	182	4,498
Unpaid losses and loss adjustment expenses	9,287	(34,072)
Unearned premiums	(6,560)	(228)
Ceded balances payable	3,528	(421)
Other assets and liabilities, net	(6,262)	(18,147)
Contingent commissions	(6,087)	(3,466)
Federal income tax receivable/payable	5,479	(203)
Deferred acquisition costs, net	1,062	(1,178)
Prepaid reinsurance premiums	1,204	1,553
Net cash provided by (used for) operating activities	20,784	(23,190)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	124,070	61,258
Proceeds from sale of equity securities	49,546	15,354
Proceeds from maturity of fixed maturities	13,259	19,352
Proceeds from other invested assets	682	1,445
Amounts paid in connection with derivatives	(20,007)	(3,735)
Purchases of fixed maturities	(156,424)	(112,024)
Purchases of equity securities	(10,810)	(17,989)
Purchases of other invested assets	—	(3,500)
Net cash provided by (used for) investing activities	316	(39,839)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(1,922)	5,950
Dividends paid to shareholders	(3,555)	(3,595)
Purchases of A ordinary shares	(143)	(949)
Net cash provided by (used for) financing activities	(5,620)	1,406
Net change in cash and cash equivalents	15,480	(61,623)
Cash and cash equivalents at beginning of period	44,271	99,497
Cash and cash equivalents at end of period	$59,751	$37,874

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters ended March 31, 2020 and 2019 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of credit losses on financial instruments.  For financial assets held at amortized cost basis, the new guidance requires a forward-looking methodology for in-scope financial assets that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates, including historical experience, current economic conditions and supportable forecasts

GLOBAL INDEMNITY LIMITED

that affect the collectability of the financial asset.  For available for sale debt securities, credit losses are still measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired security and allows for the reversal of credit losses in the current period net income.  Any impairments related to factors other than credit losses continue to be recorded through other comprehensive income, net of taxes.

The Company elects the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for credit losses for accrued investment receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default of payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $6.6 million and $7.0 million as of March 31, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2020
Fixed maturities:
U.S. treasury and agency obligations	$174,475	$—	$15,739	$(25)	$190,189
Obligations of states and political subdivisions	63,878	—	1,667	(218)	65,327
Mortgage-backed securities	377,274	—	14,551	(3,179)	388,646
Asset-backed securities	155,937	—	375	(9,215)	147,097
Commercial mortgage-backed securities	164,211	—	6,490	(3,739)	166,962
Corporate bonds	221,326	—	5,613	(7,965)	218,974
Foreign corporate bonds	95,830	—	1,075	(2,394)	94,511
Total fixed maturities	$1,252,931	$—	$45,510	$(26,735)	$1,271,706

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019
Fixed maturities:
U.S. treasury and agency obligations	$153,906	$3,580	$(797)	$156,689
Obligations of states and political subdivisions	63,256	853	(271)	63,838
Mortgage-backed securities	325,448	3,177	(251)	328,374
Asset-backed securities	168,020	937	(420)	168,537
Commercial mortgage-backed securities	183,944	4,369	(209)	188,104
Corporate bonds	239,860	8,478	(79)	248,259
Foreign corporate bonds	97,134	2,247	(23)	99,358
Total fixed maturities	$1,231,568	$23,641	$(2,050)	$1,253,159

GLOBAL INDEMNITY LIMITED

As of March 31, 2020 and December 31, 2019, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Common stock	$102,349	$135,329
Preferred stock	10,354	11,656
Mutual funds that invest in fixed maturities	38,685	54,648
Mutual funds that invest in common stock	22,998	61,471
Total	$174,386	$263,104

As of March 31, 2020 and December 31, 2019, the Company held a Fannie Mae mortgage pool totaling 4.7% and 4.2% of shareholders’ equity, respectively.  Excluding the Fannie Mae pool, U.S. treasuries, agency bonds, mutual funds, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 3% of shareholders' equity at March 31, 2020 and December 31, 2019.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,859	$32,006
Due in one year through five years	245,462	250,110
Due in five years through ten years	190,598	189,500
Due in ten years through fifteen years	27,834	29,712
Due after fifteen years	59,756	67,673
Mortgage-backed securities	377,274	388,646
Asset-backed securities	155,937	147,097
Commercial mortgage-backed securities	164,211	166,962
Total	$1,252,931	$1,271,706

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2020.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report:

	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$7,498	$(25)	$—	$—	$7,498	$(25)
Obligations of states and political subdivisions	6,654	(218)	—	—	6,654	(218)
Mortgage-backed securities	33,010	(3,178)	60	(1)	33,070	(3,179)
Asset-backed securities	107,158	(7,030)	16,820	(2,185)	123,978	(9,215)
Commercial mortgage-backed securities	41,561	(3,739)	34	—	41,595	(3,739)
Corporate bonds	75,676	(7,965)	—	—	75,676	(7,965)
Foreign corporate bonds	47,548	(2,394)	—	—	47,548	(2,394)
Total fixed maturities	$319,105	$(24,549)	$16,914	$(2,186)	$336,019	$(26,735)

(1)

Fixed maturities in a gross unrealized loss position are comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery.

GLOBAL INDEMNITY LIMITED

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2019.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report:

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

(1)

Fixed maturities in a gross unrealized loss position are comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery.

The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets which are reflected in the fair values of our investments.

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each available for sale debt security in an unrealized loss position to assess whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors.  In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses is recorded.  Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense.  Any impairments related to factors other than credit losses are recorded through other comprehensive income, net of taxes.

For fixed maturities, the factors considered in reaching the conclusion that a credit loss exists include, among others, whether:

(1)	the extent to which the fair value is less than the amortized cost basis;
(2)	the issuer is in financial distress;
(3)	the investment is secured;
(4)	a significant credit rating action occurred;
(5)	scheduled interest payments were delayed or missed;
(6)	changes in laws or regulations have affected an issuer or industry;
(7)	the investment has an unrealized loss and was identified by the Company’s investment manager as an investment to be sold before recovery or maturity;
(8)	the investment failed cash flow projection testing to determine if anticipated principal and interest payments will be realized; and
(9)	changes in US Treasury rates and/or credit spreads since original purchase to identify whether the unrealized loss is simply due to interest rate movement.

GLOBAL INDEMNITY LIMITED

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery.  If either of these conditions is met, any allowance for credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings.  That new amortized cost basis shall not be adjusted for subsequent recoveries in fair value.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of March 31, 2020, gross unrealized losses related to U.S. treasury and agency obligations were $0.025 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasury and agency obligations during the period.

Obligations of states and political subdivisions – As of March 31, 2020, gross unrealized losses related to obligations of states and political subdivisions were $0.218 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of March 31, 2020, gross unrealized losses related to mortgage-backed securities were $3.179 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2020, gross unrealized losses related to asset backed securities were $9.215 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 32.3.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2020, gross unrealized losses related to the CMBS portfolio were $3.739 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 29.8.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan

GLOBAL INDEMNITY LIMITED

modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2020, gross unrealized losses related to corporate bonds were $7.965 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2020, gross unrealized losses related to foreign bonds were $2.394 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarter ended March 31, 2019:

Quarter Ended March 31,
(Dollars in thousands)	2019
Fixed maturities:
OTTI losses, gross	$(1,897)
Portion of loss recognized in other comprehensive income (pre-tax)	—
Net impairment losses on fixed maturities recognized in earnings	$(1,897)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the   quarter ended March 31, 2019 for which a portion of the OTTI loss was recognized in other comprehensive income.

Quarter Ended March 31,
(Dollars in thousands)	2019
Balance at beginning of period	$13
Additions where no OTTI was previously recorded	—
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cashflows to be collected	—
Reductions for securities sold during the period	—
Balance at end of period	$13

GLOBAL INDEMNITY LIMITED

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2020 and December 31, 2019 was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Net unrealized gains (losses) from:
Fixed maturities	$18,775	$21,591
Foreign currency fluctuations	(2,335)	(1,032)
Deferred taxes	(3,880)	(2,950)
Accumulated other comprehensive income, net of tax	$12,560	$17,609

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2020 and 2019:

Quarter Ended March 31, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income before reclassification, before tax	(884)	(1,303)	(2,187)
Amounts reclassified from accumulated other comprehensive (income), before tax	(1,932)	—	(1,932)
Other comprehensive income, before tax	(2,816)	(1,303)	(4,119)
Income tax (expense)	(930)	—	(930)
Ending balance, net of tax	$14,895	$(2,335)	$12,560

Quarter Ended March 31, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income before reclassification, before tax	23,907	194	24,101
Amounts reclassified from accumulated other comprehensive income, before tax	2,195	—	2,195
Other comprehensive income, before tax	26,102	194	26,296
Income tax expense	(3,396)	—	(3,396)
Ending balance, net of tax	$2,809	$(1,140)	$1,669

GLOBAL INDEMNITY LIMITED

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2020 and 2019 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(1,932)	$298
	Other than temporary impairment losses on investments	—	1,897
	Total before tax	(1,932)	2,195
	Income tax expense (benefit)	218	(273)
	Unrealized gains and losses on available for sale securities, net of tax	(1,714)	1,922
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(1,714)	$1,922

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Fixed maturities:
Gross realized gains	$2,243	$26
Gross realized losses	(311)	(2,221)
Net realized gains (losses)	1,932	(2,195)
Equity securities:
Gross realized gains	1,822	16,685
Gross realized losses	(51,804)	(1,533)
Net realized gains (losses)	(49,982)	15,152
Derivatives:
Gross realized gains	13,623	—
Gross realized losses	(33,735)	(2,567)
Net realized gains (losses) (1)	(20,112)	(2,567)
Total net realized investment gains (losses)	$(68,162)	$10,390

(1)	Includes periodic net interest settlements related to the derivatives of $0.6 million and $0.2 million for the quarters ended March 31, 2020 and 2019, respectively.

Net realized investment losses for the quarter ended March 31, 2020 were primarily due to the impact of changes in fair value on equity securities and derivatives due to the recent disruption in the global financial markets as a result of COVID-19.

GLOBAL INDEMNITY LIMITED

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2020 and 2019:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Net gains and (losses) recognized during the period on equity securities	$(49,982)	$15,152
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(4,221)	2,034
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(45,761)	$13,118

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Fixed maturities	$124,070	$61,258
Equity securities	49,546	15,354

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Fixed maturities	$9,041	$9,968
Equity securities	1,364	1,137
Cash and cash equivalents	180	401
Other invested assets	533	(3,704)
Total investment income	11,118	7,802
Investment expense	(989)	(583)
Net investment income	$10,129	$7,219

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Net investment income	$10,129	$7,219
Net realized investment gains (losses)	(68,162)	10,390
Change in unrealized holding gains and losses	(4,119)	26,296
Net realized and unrealized investment returns	(72,281)	36,686
Total investment return	$(62,152)	$43,905
Total investment return % (1)	(3.9%)	2.9%
Average investment portfolio (2)	$1,578,765	$1,514,292

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of March 31, 2020 and December 31, 2019, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2020, the Company held insurance enhanced bonds with a market value of approximately $37.5 million which represented 2.4% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

GLOBAL INDEMNITY LIMITED

The insurance enhanced bonds are comprised of $16.4 million of municipal bonds, $9.9 million of commercial mortgage-backed securities, and $11.2 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $37.5 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($3.9 million), Assured Guaranty Corporation ($10.3 million), Federal Home Loan Mortgage Corporation ($21.1 million), Ambac Financial Group ($2.2 million), and Federal Deposit Insurance Corporation (less than $0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2020.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of March 31, 2020 and December 31, 2019:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2020	December 31, 2019
On deposit with governmental authorities	$27,278	$26,431
Intercompany trusts held for the benefit of U.S. policyholders	177,012	179,116
Held in trust pursuant to third party requirements	126,451	133,122
Letter of credit held for third party requirements	1,458	1,458
Securities held as collateral	107,258	91,229
Total	$439,457	$431,356

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $12.5 million and $13.5 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $26.7 million and $27.7 million at March 31, 2020 and December 31, 2019, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $24.3 million and $24.0 million at March 31, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $41.3 million and $41.0 million at March 31, 2020 and December 31, 2019, respectively.  The carrying value of a third VIE that invests in REIT qualifying assets was $10.5 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $11.0 million and $10.3 million at March 31, 2020 and December 31, 2019, respectively.  The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in carrying value recorded in the consolidated statements of operations.

The limited partnerships typically report results one to three months following the end of the reporting period.  As a result, the impact of the recent disruption in markets due to COVID-19 is not reflected in the 1st quarter results.  Certain information has come to our attention that these limited partnership investments will have a decline in value which will be reflected in the 2nd quarter.

GLOBAL INDEMNITY LIMITED

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)		March 31, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(19,059)	$200,000	$(10,275)
Futures contracts on bonds (1)	Other assets/liabilities	537	—	16,894	—
Futures contracts on equities (1)	Other assets/liabilities	89,179	—	57,816	—
Total		$289,716	$(19,059)	$274,710	$(10,275)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2020  and 2019:

		Quarters Ended March 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2020	2019
Interest rate swap agreements	Net realized investment gains (losses)	$(9,423)	$(2,567)
Futures contracts on bonds	Net realized investment gains (losses)	(2,399)	—
Futures contracts on equities	Net realized investment gains (losses)	(8,290)	—
Total		$(20,112)	$(2,567)

As of March 31, 2020 and December 31, 2019, the Company is due $3.7 million and $3.0 million, respectively, for funds it needed to post to execute the swap transaction and $19.0 million and $12.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, the Company posted initial margin of $10.2 million and $3.0 million, respectively, in securities for trading futures contracts and has a mark-to-market receivable of $1.9 million and $0.3 million, respectively, in connection with the futures contracts.  Variation margin is included in other assets on the consolidated balance sheets.

4.	Fair Value Measurements

The accounting standards related to fair value measurements define fair value, establish a framework for measuring fair value, outline a fair value hierarchy based on inputs used to measure fair value, and enhance disclosure requirements for fair value measurements.  These standards do not change existing guidance as to whether or not an instrument is carried at fair

GLOBAL INDEMNITY LIMITED

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$190,189	$—	$—	$190,189
Obligations of states and political subdivisions	—	65,327	—	65,327
Mortgage-backed securities	—	388,646	—	388,646
Commercial mortgage-backed securities	—	166,962	—	166,962
Asset-backed securities	—	147,097	—	147,097
Corporate bonds	—	218,974	—	218,974
Foreign corporate bonds	—	94,511	—	94,511
Total fixed maturities	190,189	1,081,517	—	1,271,706
Equity securities	164,032	10,354	—	174,386
Total assets measured at fair value	$354,221	$1,091,871	$—	$1,446,092
Liabilities:
Derivative instruments	$—	$19,059	$—	$19,059
Total liabilities measured at fair value	$—	$19,059	$—	$19,059

GLOBAL INDEMNITY LIMITED

	Fair Value Measurements
As of December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$156,689	$—	$—	$156,689
Obligations of states and political subdivisions	—	63,838	—	63,838
Mortgage-backed securities	—	328,374	—	328,374
Commercial mortgage-backed securities	—	188,104	—	188,104
Asset-backed securities	—	168,537	—	168,537
Corporate bonds	—	248,259	—	248,259
Foreign corporate bonds	—	99,358	—	99,358
Total fixed maturities	156,689	1,096,470	—	1,253,159
Equity securities	251,448	11,656	—	263,104
Total assets measured at fair value	$408,137	$1,108,126	$—	$1,516,263
Liabilities:
Derivative instruments	$—	$10,275	$—	$10,275
Total liabilities measured at fair value	$—	$10,275	$—	$10,275

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$71,707	$71,707	$73,629	$73,629
7.75% Subordinated Notes due 2045 (1)	96,895	82,214	96,864	100,264
7.875% Subordinated Notes due 2047 (2)	126,182	109,282	126,147	134,462
Total	$294,784	$263,203	$296,640	$308,355

(1)	As of March 31, 2020 and December 31, 2019, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 is net of unamortized debt issuance cost of $3.1 million.
(2)

As of March 31, 2020 and December 31, 2019, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.8 million and $3.9 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

GLOBAL INDEMNITY LIMITED

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$12,510	$14,214	$13,530	$14,214
Distressed Debt Fund, LP (2)	24,305	17,000	23,966	17,000
Mortgage Debt Fund, LP (3)	10,493	506	9,783	506
Total	$47,308	$31,720	$47,279	$31,720

(1)

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

(2)

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

(3)

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

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited partnerships, which is booked on a one quarter lag, is reflected in the consolidated statements of operations in the amounts of $0.5 million and ($3.7) million for the quarters ended March 31, 2020 and 2019, respectively.  The limited partnerships typically report results one to three months following the end of the reporting period.  As a result, the impact of the recent disruption in markets due to COVID-19 is not reflected in the 1st quarter results.  Certain information has come to our attention that these limited partnership investments will have a decline in value which will be reflected in the 2nd quarter.

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

GLOBAL INDEMNITY LIMITED

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

During the quarters ended March 31, 2020 and 2019, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.Allowance for Credit Losses - Premiums Receivable and Reinsurance Receivables

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of credit losses on financial instruments.  Please see footnote 16 for further discussion on this new accounting guidance.

For premiums receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on A.M Best Ratings and other relevant factors.

The following table is an analysis of the allowance for credit losses related to the Company's premiums receivable and reinsurance receivables for the quarter ended March 31, 2020:

(Dollars in thousands)	Premiums Receivable	Reinsurance Receivables
Beginning balance	$2,754	$8,992
Current period provision for expected credit losses	162	—
Write-offs	(170)	—
Recoveries of amounts previously written off	—	—
Ending balance	$2,746	$8,992

6.Income Taxes

As of March 31, 2020, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 19% in the United Kingdom, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

GLOBAL INDEMNITY LIMITED

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters ended March 31, 2020 and 2019 were as follows:

Quarter Ended March 31, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$17,517	$138,207	$—	$155,724
Net written premiums	$17,517	$121,595	$—	$139,112
Net earned premiums	$23,855	$120,613	$—	$144,468
Net investment income	6,376	7,250	(3,497)	10,129
Net realized investment losses	(3,710)	(64,452)	—	(68,162)
Other income (loss)	(318)	483	—	165
Total revenues	26,203	63,894	(3,497)	86,600
Losses and Expenses:
Net losses and loss adjustment expenses	12,562	65,085	—	77,647
Acquisition costs and other underwriting expenses	8,549	47,863	—	56,412
Corporate and other operating expenses	1,127	3,096	—	4,223
Interest expense	342	8,020	(3,497)	4,865
Income (loss) before income taxes	$3,623	$(60,170)	$—	$(56,547)

Quarter Ended March 31, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$17,549	$124,652	$—	$142,201
Net written premiums	$17,542	$105,874	$—	$123,416
Net earned premiums	$14,707	$107,382	$—	$122,089
Net investment income	4,370	3,136	(287)	7,219
Net realized investment gains (losses)	(892)	11,282	—	10,390
Other income	15	473	—	488
Total revenues	18,200	122,273	(287)	140,186
Losses and Expenses:
Net losses and loss adjustment expenses	4,980	53,341	—	58,321
Acquisition costs and other underwriting expenses	4,995	44,748	—	49,743
Corporate and other operating expenses	1,527	1,678	—	3,205
Interest expense	353	4,957	(287)	5,023
Income (loss) before income taxes	$6,345	$17,549	$—	$23,894

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Current income tax expense:
Foreign	$—	$46
U.S. Federal	—	—
Total current income tax expense	$—	46
Deferred income tax expense (benefit):
U.S. Federal	(11,969)	4,248
Total deferred income tax expense (benefit)	(11,969)	4,248
Total income tax expense (benefit)	$(11,969)	$4,294

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY LIMITED

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2020		2019
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(12,635)	22.3%	$3,732	15.6%
Adjustments:
Tax exempt interest	(1)	—	(1)	—
Dividend exclusion	(71)	0.1	(77)	(0.3)
Non-deductible interest	679	(1.1)	680	2.8
Other	59	(0.1)	(40)	(0.1)
Effective income tax expense (benefit)	$(11,969)	21.2%	$4,294	18.0%

The effective income tax benefit rate for the quarter ended March 31, 2020 was 21.2%, compared with an effective income tax expense rate of 18.0% for the quarter ended March 31, 2019. The income tax benefit rate for the quarter ended March 31, 2020 was primarily the result of investment losses incurred by the Company’s U.S. Subsidiaries.

The Company has a net operating loss (“NOL”) carryforward of $22.9 million as of March 31, 2020, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2019 was $21.9 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $9.0 million as of March 31, 2020 and December 31, 2019, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $5.5 million and $11.0 million as of March 31, 2020 and December 31, 2019, respectively.  The Company received $5.5 million of the AMT credit carryforward during the quarter ended March 31, 2020.  Under provisions of the CARES Act, the Company filed a request for a full refund of the remaining $5.5 million in 2020.

7.Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$630,181	$680,031
Less: Ceded reinsurance receivables	76,273	109,342
Net balance at beginning of period	553,908	570,689
Incurred losses and loss adjustment expenses related to:
Current year	78,247	66,251
Prior years	(600)	(7,930)
Total incurred losses and loss adjustment expenses	77,647	58,321
Paid losses and loss adjustment expenses related to:
Current year	22,034	18,340
Prior years	48,806	61,776
Total paid losses and loss adjustment expenses	70,840	80,116
Net balance at end of period	560,715	548,894
Plus: Ceded reinsurance receivables	78,753	97,065
Balance at end of period	$639,468	$645,959

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

GLOBAL INDEMNITY LIMITED

During the first quarter of 2020, the Company reduced its prior accident year loss reserves by $0.6 million.  This reduction consisted of increases and decreases in prior accident year loss reserves in all segments with the primary impact being a $0.6 million decrease related to Reinsurance Operations.

The increases and decreases in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  An increase of less than $0.3 million primarily in the 2016 through 2018 accident years reflects higher than anticipated claims severity.  These increases were mostly offset by decreases mainly in the 2012 through 2015 and 2019 accident years due to lower than expected claims severity.

•	Workers Compensation: A $0.2 million reduction primarily in loss adjustment expense reserves in the 2012 accident year and accident years prior to 2005.

•

Property:  A decrease of less than $0.1 million is mainly due to decreases in the 2018 and 2019 accident years primarily recognizing lower than expected claims severity, offset by an increase in the 2016 accident year due to higher than anticipated claims severity.

The increases and decreases in prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $0.4 million decrease primarily recognizes lower than expected claims severity in the 2015, 2016 and 2019 accident years.
•

Property: A $0.4 million increase mainly reflects higher than anticipated claims severity in the 2019 accident year, partially offset by a decrease in the 2018 accident year due to lower than expected claims severity.

Farm, Ranch, & Stable had immaterial increases and decreases in prior accident year loss reserves.

The $0.6 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines.  Decreases were primarily in the 2014 through 2017 accident years based on a review of the experience reported from cedants, partially offset by an increase in the 2018 accident year mainly due to development on Typhoons Jebi and Trami and an increase in attritional losses in the 2019 accident year.

During the first quarter of 2019, the Company reduced its prior accident year loss reserves by $7.9 million, which consisted of a $6.7 million decrease related to Commercial Specialty, a $0.9 million increase related to Specialty Property, a $2.1 million decrease related to Farm, Ranch, & Stable, and a $0.1 million decrease related to Reinsurance Operations.

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

GLOBAL INDEMNITY LIMITED

The $0.9 million increase of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $0.8 million increase recognizes higher than expected claims severity in the 2018 accident year partially offset by decreases in the 2015 through 2017 accident years.

The $2.1 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $0.4 million decrease in total reflects lower than expected case incurred emergence in the 2018 accident year partially offset by an increase in the 2017 accident year.

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

8.  Leases

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

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 5 months to 10 years.  Some building leases have options to extend, terminate, or retract the leased area.  The Company did not factor in term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

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

GLOBAL INDEMNITY LIMITED

The components of lease expenses were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Operating lease expenses	$748	$819
Short-term lease expenses	2	3
Total lease expenses	$750	$822

Supplemental cash flow information related to leases was as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$395	$574
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$14,897

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	March 31, 2020	December 31, 2019
Assets:
Operating lease assets	Other assets	$22,071	$22,761

Liabilities:
Operating lease liabilities	Other liabilities	$23,345	$23,539

Weighted-average remaining lease term:
Operating leases		9.5 years	10.2 years

Weighted-average discount rate:
Operating leases (1)		2.7%	2.7%

(1)	Represents the Company’s incremental borrowing rate

At March 31, 2020, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2020 (1)	$1,579
2021	2,779
2022	2,659
2023	2,702
2024	2,746
Thereafter	14,142
Total future minimum lease payments	$26,607
Less: amount representing interest	3,262
Present value of minimum lease payments	$23,345

(1)Excludes the quarter ended March 31, 2020

GLOBAL INDEMNITY LIMITED

9.Shareholders’ Equity

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the quarter ended March 31, 2020:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	3,124	(2)	$29.63	—	—
February 1-29, 2020	1,600	(2)	$31.13	—	—
Total	4,724		$30.14	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

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

There were no B ordinary shares that were surrendered or repurchased during the quarters ended March 31, 2020 or 2019.

As of March 31, 2020, the Company’s A ordinary shares were held by approximately 215 shareholders of record. There were four holders of record of the Company’s B ordinary shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC or an affiliate of an investment fund, as of March 31, 2020.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends

Dividend payments of $0.25 per ordinary share were declared during the quarter ended March 31, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 9, 2020	March 24, 2020	March 31, 2020	$3,539
Various (1)	Various	Various	102
Total			$3,641

(1)	Represents dividends declared on unvested shares, net of forfeitures.

GLOBAL INDEMNITY LIMITED

Dividend payments of $0.25 per ordinary share were declared during the quarter ended March 31, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
Various (1)	Various	Various	30
Total			$3,551
(1)	Represents dividends declared on unvested shares, net of forfeitures.

As of March 31, 2020 and December 31, 2019, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.4 million and $0.1 million, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s dividend program.

10.	Related Party Transactions

Fox Paine Entities

As of March 31, 2020, U.N. Co-Investment Fund III (Cayman), L.P. and Fox Paine Capital Fund II International, L.P. (collectively, the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, beneficially own approximately 80.3% of the Company’s total voting power.  As of March 31, 2020, Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 2.1% of the Company’s total voting power.  The Fox Paine Funds have the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting shares of the Company beneficially held by the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC (collectively, “Fox Paine Entities”) so long as the Fox Paine Entities beneficially own shares representing an aggregate 25% or more of the voting power in the Company.  The Fox Paine Funds control the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  Starting in 2014, the management fee is adjusted annually to reflect the percentage change in the CPI-U.  Management fee expense of $0.5 million was incurred during each of the quarters ended March 31, 2020 and 2019.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.9 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively.

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

GLOBAL INDEMNITY LIMITED

11.Commitments and Contingencies

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of March 31, 2020, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of March 31, 2020, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.

In 2019, the Company entered into a $10 million commitment to purchase an alternative investment vehicle which is comprised of mortgage loans and other real-estate related investments.  As of March 31, 2020, the Company has funded $9.5 million of this commitment leaving $0.5 million as unfunded.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC.  See Note 10 above for additional information pertaining to this management agreement.

COVID-19

There is risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage.

12.	Share-Based Compensation Plans

Options

No stock options were awarded during the quarters ended March 31, 2020 and 2019.  No unvested stock options were forfeited during the quarters ended March 31, 2020 or 2019.

GLOBAL INDEMNITY LIMITED

Restricted Shares / Restricted Stock Units

There were no restricted A ordinary shares granted to key employees during the quarter ended March 31, 2020.

During the quarter ended March 31, 2019, the Company granted 36,180 restricted A ordinary shares, with a weighted average grant date value of $35.82 per share, to key employees under the Plan.  9,063 of these shares vested immediately. The remainder will vest as follows:

•	16.5% vested on January 1, 2020. 16.5% and 17.0% of the restricted stock will vest on January 1, 2021 and January 1, 2022, respectively.

•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2022, following a re-measurement of 2018 results as of December 31, 2021.

During the quarter ended March 31, 2020, the Company granted 94,281 restricted stock units, with a weighted average grant date value of $29.63 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years.  One third of these restricted stock units will vest on January 1, 2021, January 1, 2022 and January 1, 2023.  The remaining 90,906 restricted stock units will vest as follows:

•	16.5%, 16.5%, and 17.0% of the restricted stock units will vest on January 1, 2021, January 1, 2022, and January 1, 2023, respectively.
•	Subject to Board approval, 50% of restricted stock units will vest 100%, no later than March 15, 2023, following a re-measurement of 2019 results as of December 31, 2022.

There were no restricted stock units granted to key employees during the quarter ended March 31, 2019.

During the quarters ended March 31, 2020 and 2019, the Company granted 23,127 and 15,842 A ordinary shares, respectively, at a weighted average grant date value of $29.19 and $30.38 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2020 and 2019 were fully vested but are subject to certain restrictions.

13.Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2020	2019
Net income (loss)	$(44,578)	$19,600
Basic earnings per share:
Weighted average shares outstanding – basic	14,249,551	14,153,918
Net income (loss) per share	$(3.13)	$1.38
Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	14,249,551	14,315,091
Net income (loss) per share	$(3.13)	$1.37

(1)	For the quarter ended March 31, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

GLOBAL INDEMNITY LIMITED

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2020	2019
Weighted average shares for basic earnings per share	14,249,551	14,153,918
Non-vested restricted stock	—	14,723
Options	—	146,450
Weighted average shares for diluted earnings per share	14,249,551	14,315,091

If the Company had not incurred a loss in the quarter ended March 31, 2020, 14,417,506 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 16,298 shares of non-vested restricted stock, 29,261 shares of non-vested restricted stock units, and 122,396 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 500,000 options for the quarters ended March 31, 2020 and 2019 which were deemed to be anti-dilutive.

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

GLOBAL INDEMNITY LIMITED

The following are tabulations of business segment information for the quarters ended March 31, 2020 and 2019:

Quarter Ended March 31, 2020 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$80,831		$35,243		$22,133		$17,517		$155,724
Net written premiums	$72,483		$30,007		$19,105		$17,517		$139,112
Net earned premiums	$67,714		$34,216		$18,683		$23,855		$144,468
Other income (loss)	—		427		36		(295)		168
Total revenues	67,714		34,643		18,719		23,560		144,636
Losses and Expenses:
Net losses and loss adjustment expenses	37,435		17,498		9,610		13,104		77,647
Acquisition costs and other underwriting expenses	25,993		14,232		7,638		8,549		56,412
Income from segments	$4,286		$2,913		$1,471		$1,907		$10,577
Unallocated Items:
Net investment income									10,129
Net realized investment loss									(68,162)
Other income (loss)									(3)
Corporate and other operating expenses									(4,223)
Interest expense									(4,865)
Loss before income taxes									(56,547)
Income tax benefit									11,969
Net loss									(44,578)

Segment assets	$730,202		$209,758		$135,731		$276,640		$1,352,331
Corporate assets									676,173
Total assets									$2,028,504

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY LIMITED

Quarter Ended March 31, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$64,213		$39,674		$20,765		$17,549		$142,201
Net written premiums	$55,170		$33,212		$17,492		$17,542		$123,416
Net earned premiums	$55,641		$34,619		$17,122		$14,707		$122,089
Other income	—		443		30		15		488
Total revenues	55,641		35,062		17,152		14,722		122,577
Losses and Expenses:
Net losses and loss adjustment expenses	21,651		20,503		8,138		8,029		58,321
Acquisition costs and other underwriting expenses	22,812		14,653		7,282		4,996		49,743
Income (loss) from segments	$11,178		$(94)		$1,732		$1,697		$14,513
Unallocated Items:
Net investment income									7,219
Net realized investment gain									10,390
Corporate and other operating expenses									(3,205)
Interest expense									(5,023)
Income before income taxes									23,894
Income tax benefit									(4,294)
Net income									19,600

Segment assets	$684,497		$242,519		$135,727		$313,815		1,376,558
Corporate assets									608,350
Total assets									$1,984,908

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

15.	Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at March 31, 2020 and December 31, 2019, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income, and condensed consolidating statements of cash flows for the quarters ended March 31, 2020 and 2019.  Global Indemnity Group, LLC is a 100% owned subsidiary of the Company.  See Note 10 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for information on the Company’s debt obligations.

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at March 31, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co- obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$32,865	$209,656	$1,250,879	$—	$1,493,400
Cash and cash equivalents	635	10,697	48,419	—	59,751
Investments in subsidiaries	1,175,117	368,560	392,126	(1,935,803)	—
Due from subsidiaries and affiliates	559	(27,056)	26,497	—	—
Notes receivable – affiliate	—	80,049	445,498	(525,547)	—
Interest receivable – affiliate	—	5,290	17,259	(22,549)	—
Premiums receivable, net	—	—	115,331	—	115,331
Reinsurance receivables, net	—	—	83,074	—	83,074
Funds held by ceding insurers	—	—	47,096	—	47,096
Federal income taxes receivable	—	7,064	(1,554)	—	5,510
Deferred federal income taxes	—	43,334	(1,217)	—	42,117
Deferred acquisition costs	—	—	69,615	—	69,615
Intangible assets	—	—	21,359	—	21,359
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	15,512	—	15,512
Receivable for securities sold	—	48	(48)	—	—
Other assets	8,598	22,243	45,300	(6,923)	69,218
Total assets	$1,217,774	$719,885	$2,581,667	$(2,490,822)	$2,028,504

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$639,468	$—	$639,468
Unearned premiums	—	—	308,301	—	308,301
Ceded balances payable	—	—	23,932	—	23,932
Payable for securities purchased	—	—	2,585	—	2,585
Contingent commissions	—	—	5,841	—	5,841
Debt	—	301,707	—	(6,923)	294,784
Notes payable – affiliates	520,498	—	5,049	(525,547)	—
Accrued interest payable – affiliates	20,554	—	1,995	(22,549)	—
Other liabilities	2,086	26,052	50,819	—	78,957
Total liabilities	543,138	327,759	1,037,990	(555,019)	1,353,868

Shareholders’ equity
Total shareholders’ equity	674,636	392,126	1,543,677	(1,935,803)	674,636

Total liabilities and shareholders’ equity	$1,217,774	$719,885	$2,581,667	$(2,490,822)	$2,028,504

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$44,468	$257,317	$1,261,757	$—	$1,563,542
Cash and cash equivalents	977	2,663	40,631	—	44,271
Investments in subsidiaries	1,218,491	355,777	434,278	(2,008,546)	—
Due from subsidiaries and affiliates	(3,612)	(3,965)	7,577	—	—
Notes receivable – affiliate	—	80,049	445,498	(525,547)	—
Interest receivable – affiliate	—	5,014	17,258	(22,272)	—
Premiums receivable, net	—	—	118,035	—	118,035
Reinsurance receivables, net	—	—	83,938	—	83,938
Funds held by ceding insurers	—	—	48,580	—	48,580
Federal income taxes receivable	—	14,197	(3,208)	—	10,989
Deferred federal income taxes	—	31,833	(756)	—	31,077
Deferred acquisition costs	—	—	70,677	—	70,677
Intangible assets	—	—	21,491	—	21,491
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	16,716	—	16,716
Other assets	9,394	12,622	45,021	(6,989)	60,048
Total assets	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$630,181	$—	$630,181
Unearned premiums	—	—	314,861	—	314,861
Ceded balances payable	—	—	20,404	—	20,404
Payable for securities purchased	—	—	850	—	850
Contingent commissions	—	—	11,928	—	11,928
Debt	—	303,629	—	(6,989)	296,640
Notes payable – affiliates	520,498	—	5,049	(525,547)	—
Accrued interest payable – affiliates	20,343	—	1,929	(22,272)	—
Other liabilities	2,068	17,600	54,544	—	74,212
Total liabilities	542,909	321,229	1,039,746	(554,808)	1,349,076

Shareholders’ equity
Total shareholders’ equity	726,809	434,278	1,574,268	(2,008,546)	726,809

Total liabilities and shareholders’ equity	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended March 31, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$144,468	$—	$144,468
Net investment income	(202)	2,071	8,537	(277)	10,129
Net realized investment gains (losses)	(4,603)	(64,191)	632	—	(68,162)
Other income	—	19	146	—	165
Total revenues	(4,805)	(62,101)	153,783	(277)	86,600
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	77,647	—	77,647
Acquisition costs and other underwriting expenses	—	—	56,412	—	56,412
Corporate and other operating expenses	1,173	2,954	96	—	4,223
Interest expense	276	4,799	67	(277)	4,865
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(6,254)	(69,854)	19,561	—	(56,547)
Equity in net income (loss) of subsidiaries	(38,324)	10,138	(45,653)	73,839	—
Loss before income taxes	(44,578)	(59,716)	(26,092)	73,839	(56,547)
Income tax expense (benefit)	—	(14,063)	2,094	—	(11,969)
Net loss	$(44,578)	$(45,653)	$(28,186)	$73,839	$(44,578)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments
Condensed Consolidating Statements of Operations for the Quarter Ended March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$122,089	$—	$122,089
Net investment income	642	(2,075)	8,939	(287)	7,219
Net realized investment gains (losses)	(7)	12,076	(1,679)	—	10,390
Other income	—	28	460	—	488
Total revenues	635	10,029	129,809	(287)	140,186
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	58,321	—	58,321
Acquisition costs and other underwriting expenses	—	—	49,743	—	49,743
Corporate and other operating expenses	1,329	1,566	310	—	3,205
Interest expense	274	4,957	79	(287)	5,023
Income (loss) before equity in net income of subsidiaries and income taxes	(968)	3,506	21,356	—	23,894
Equity in net income of subsidiaries	20,568	7,893	10,059	(38,520)	—
Income before income taxes	19,600	11,399	31,415	(38,520)	23,894
Income tax expense	—	1,340	2,954	—	4,294
Net Income	$19,600	$10,059	$28,461	$(38,520)	$19,600

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended March 31, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$(44,578)	$(45,653)	$(28,186)	$73,839	$(44,578)

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	—	856	(2,888)	—	(2,032)
Equity in other comprehensive income of unconsolidated subsidiaries	(5,049)	2,645	3,501	(1,097)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	—	—	—
Reclassification adjustment for gains included in net income	—	—	(1,714)	—	(1,714)
Unrealized foreign currency translation gains	—	—	(1,303)	—	(1,303)
Other comprehensive income, net of tax	(5,049)	3,501	(2,404)	(1,097)	(5,049)

Comprehensive income (loss), net of tax	$(49,627)	$(42,152)	$(30,590)	$72,742	$(49,627)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$19,600	$10,059	$28,461	$(38,520)	$19,600

Other comprehensive income, net of tax:
Unrealized holding gains	659	2,047	18,079	—	20,785
Equity in other comprehensive income of unconsolidated subsidiaries	22,234	10,325	12,774	(45,333)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(1)	—	(1)
Reclassification adjustment for losses included in net income	7	402	1,513	—	1,922
Unrealized foreign currency translation gains	—	—	194	—	194
Other comprehensive income, net of tax	22,900	12,774	32,559	(45,333)	22,900

Comprehensive income, net of tax	$42,500	$22,833	$61,020	$(83,853)	$42,500

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows for the Quarter Ended March 31, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(3,644)	$24,655	$(227)	$20,784

Cash flows from investing activities:
Proceeds from sale of fixed maturities	—	3,007	121,063	124,070
Proceeds from sale of equity securities	7,566	41,980	—	49,546
Proceeds from maturity of fixed maturities	—	—	13,259	13,259
Proceeds from other invested assets	1,020	(338)	—	682
Amounts paid in connection with derivatives	—	(20,007)	—	(20,007)
Purchases of fixed maturities	—	(30,117)	(126,307)	(156,424)
Purchases of equity securities	(1,586)	(9,224)	—	(10,810)
Purchases of other invested assets	—	—	—	—
Net cash provided by (used for) investing activities	7,000	(14,699)	8,015	316

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	(1,922)	—	(1,922)
Dividends paid to shareholders	(3,555)	—	—	(3,555)
Purchase of A ordinary shares	(143)	—	—	(143)
Net cash used for financing activities	(3,698)	(1,922)	—	(5,620)

Net change in cash and cash equivalents	(342)	8,034	7,788	15,480
Cash and cash equivalents at beginning of period	977	2,663	40,631	44,271
Cash and cash equivalents at end of period	$635	$10,697	$48,419	$59,751

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows for the Quarter Ended March 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	Global Indemnity Group, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$2,225	$(10,514)	$(14,901)	$(23,190)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	9,567	12,200	39,491	61,258
Proceeds from sale of equity securities	—	15,354	—	15,354
Proceeds from maturity of fixed maturities	—	—	19,352	19,352
Proceeds from other invested assets	1,445	—	—	1,445
Amounts paid in connection with derivatives	—	(3,735)	—	(3,735)
Purchases of fixed maturities	(10,548)	(23,149)	(78,327)	(112,024)
Purchases of equity securities	—	(17,989)	—	(17,989)
Purchases of other invested assets	—	(3,500)	—	(3,500)
Net cash provided by (used for) investing activities	464	(20,819)	(19,484)	(39,839)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	5,950	—	5,950
Dividends paid to shareholders	(3,595)	—	—	(3,595)
Purchase of A ordinary shares	(949)	—	—	(949)
Net cash provided by (used for) financing activities	(4,544)	5,950	—	1,406

Net change in cash and cash equivalents	(1,855)	(25,383)	(34,385)	(61,623)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$366	$656	$36,852	$37,874

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
16.	New Accounting Pronouncements

Accounting Standards Adopted in 2020

In March, 2020, the FASB issued new accounting guidance that affected a variety of topics in the Codification.  The amendments in this update are meant to make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarification.  This guidance is effective for all fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020.  The adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In August, 2018, the FASB issued new accounting guidance which removed, modified, and added certain disclosures related to Topic 820, Fair Value.  The affected disclosures are related to transfers between fair value levels, level 3 assets, and investments in certain entities that calculate net asset value.  This guidance is effective for all fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020.  The adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

GLOBAL INDEMNITY LIMITED

In January, 2017, the FASB issued updated guidance that simplifies how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test).  Under the new amendments, an entity may still first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test.  If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any.  A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.  This guidance is effective for public business entities’ annual or interim goodwill impairment testing in fiscal years beginning after December 15, 2019.  The Company adopted this guidance on January 1, 2020.  The adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In June, 2016, the FASB issued new accounting guidance addressing the measurement of credit losses on financial instruments.  The new guidance requires financial assets measured at amortized cost, which includes but are not limited to premiums receivable and reinsurance receivables, to be presented at the net amount expected to be collected over the life of the asset using an allowance for credit losses.  Changes in the allowance are charged to earnings.  The measurement of expected credit losses should consider relevant information about past events, including historical experience, current information, as well as reasonable and supportable forecasts that affect the collectability of the financial assets.  For available for sale debt securities, credit losses should be measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired securities and allows for the reversal of credit losses in the current period net income.  In addition, the Company made certain accounting policy elections related to accrued interest receivables which are described in Note 2.  The Company adopted this new accounting guidance on January 1, 2020 using a modified-retrospective approach.  The adoption of this new accounting guidance and the impact on the Company’s financial condition, results of operations, and cash flows is described primarily within Note 2 and 5.

Please see Note 22 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

17.Subsequent Events

COVID-19

On January 30, 2020, the World Health Organization declared the recent coronavirus disease 2019 (“COVID-19”) outbreak a global health emergency and was elevated to “pandemic” status on March 11, 2020. Following these events, numerous jurisdictions issued shelter in place orders requesting or requiring residents to remain at home. The Company can experience increased risk of loss any time unforeseen infectious diseases impact large portions of certain populations. Specifically, the Company’s business could experience losses resulting from COVID-19 related impacts as a result of complete or partial closure of the Company’s or its policyholders’ facilities, labor shortages, disruptions in public and private infrastructure, increased cybersecurity risk as well as unforeseen perils. The Company may experience reductions in premium volume, delays in collection of premiums, and increases in COVID-19 related claims.  As a result of a pandemic and other geopolitical factors, the Company could also experience losses in its investment portfolio as a result of volatile markets. Management is taking actions it considers prudent to minimize the impact on the Company’s operations.  However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company continues to evaluate the impact of COVID-19 on its business and operations.

Management Agreement

On May 6, 2020, the Company and Fox Paine & Company, LLC entered into the Second Amended and Restated Management Agreement effective as of September 5, 2019 (the “Agreement”) to: (i) eliminate the Company’s obligation to reimburse Fox Paine & Company, LLC for its travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors, which have averaged approximately $550,000 per year (since execution of the Agreement in 2013) and (ii) increase Fox Paine & Company, LLC’s base Annual Service Fee by $550,000 per year.

GLOBAL INDEMNITY LIMITED

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.  For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments

COVID-19

The global outbreak of COVID-19 presents significant risks to the Company which the Company is not able to fully evaluate at the current time. During the quarter ended March 31, 2020, the value of the Company’s portfolio declined as a result of changes in fair value of the Company’s equity securities and derivative instruments due to the recent disruption in global financial markets due to COVID-19.  The Company expects that the COVID-19 pandemic will affect the Company’s operations in the second quarter and may continue to do so indefinitely, thereafter.  The Company may experience reductions in premium volume, delays in the collection of premiums, and increases in COVID-19 related claims.  The disruption in the global financial markets may continue to negatively impact the market value of the Company’s investment portfolio and result in additional net realized investment losses as well as a decline in the liquidity of the investment portfolio.  All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, distribution, marketing, customers and agents, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and such effects could exist for an extended period of time even after the pandemic ends.

Dividend

On February 9, 2020, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 24, 2020.  Dividends paid were $3.6 million during the quarter ended March 31, 2020.

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

GLOBAL INDEMNITY LIMITED

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation.  For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes to any of these policies or underlying methodologies during the current year except for the following.

Effective January 1, 2020, the Company adopted new accounting guidance related to the measurement of credit losses on financial instruments. In conjunction with implementing this new guidance, the Company modified its impairment process as well as made certain accounting policy elections related to accrued interest receivables.  Please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion on the Company’s impairment process and accounting policy elections related to accrued interest receivable. Please see Note 5 for a discussion on the Company’s policies related to the evaluation process when estimating expected credit losses for premiums receivable and reinsurance receivables.

GLOBAL INDEMNITY LIMITED

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,		%
(Dollars in thousands)	2020	2019	Change

Gross written premiums	$155,724	$142,201	9.5%

Net written premiums	$139,112	$123,416	12.7%

Net earned premiums	$144,468	$122,089	18.3%
Other income	165	488	(66.2%)
Total revenues	144,633	122,577	18.0%

Losses and expenses:
Net losses and loss adjustment expenses	77,647	58,321	33.1%
Acquisition costs and other underwriting expenses	56,412	49,743	13.4%
Underwriting income	10,574	14,513	(27.1%)

Net investment income	10,129	7,219	40.3%
Net realized investment gains (losses)	(68,162)	10,390	NM
Corporate and other operating expenses	(4,223)	(3,205)	31.8%
Interest expense	(4,865)	(5,023)	(3.1%)
Income (loss) before income taxes	(56,547)	23,894	NM

Income tax expense (benefit)	(11,969)	4,294	NM
Net income (loss)	$(44,578)	$19,600	NM

Underwriting Ratios:
Loss ratio (1):	53.7%	47.8%
Expense ratio (2)	39.0%	40.7%
Combined ratio (3)	92.7%	88.5%

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

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019	% Change
Gross written premiums (1)
Commercial Specialty (3)	$80,831	$64,213	25.9%
Specialty Property (3)	35,243	39,674	(11.2%)
Farm, Ranch, & Stable (3)	22,133	20,765	6.6%
Reinsurance (4)	17,517	17,549	(0.2%)
Total gross written premiums	$155,724	$142,201	9.5%

Ceded written premiums
Commercial Specialty (3)	$8,348	$9,043	(7.7%)
Specialty Property (3)	5,236	6,462	(19.0%)
Farm, Ranch, & Stable (3)	3,028	3,273	(7.5%)
Reinsurance (4)	—	7	(100.0%)
Total ceded written premiums	$16,612	$18,785	(11.6%)

Net written premiums (2)
Commercial Specialty (3)	$72,483	$55,170	31.4%
Specialty Property (3)	30,007	33,212	(9.7%)
Farm, Ranch, & Stable (3)	19,105	17,492	9.2%
Reinsurance (4)	17,517	17,542	(0.1%)
Total net written premiums	$139,112	$123,416	12.7%

Net earned premiums
Commercial Specialty (3)	$67,714	$55,641	21.7%
Specialty Property (3)	34,216	34,619	(1.2%)
Farm, Ranch, & Stable (3)	18,683	17,122	9.1%
Reinsurance (4)	23,855	14,707	62.2%
Total net earned premiums	$144,468	$122,089	18.3%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(4)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 9.5% for the quarter ended March 31, 2020 as compared to same period in 2019.  The increase is mainly due to organic growth from existing agents, increased pricing, and several new programs within Commercial Specialty, rate increases and new agent appointments within Farm, Ranch, & Stable, and growth of the new casualty treaty entered into by Reinsurance Operations in 2019.  This growth in premiums was partially offset by a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital within Specialty Property.  In addition, the growth in premium was also partially offset by the Reinsurance Operations’ non-renewal of its property catastrophe treaties.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended March 31,		Point
(Dollars in thousands)	2020	2019	Change
Commercial Specialty	89.7%	85.9%	3.8
Specialty Property	85.1%	83.7%	1.4
Farm, Ranch, & Stable	86.3%	84.2%	2.1
Reinsurance	100.0%	100.0%	—
Total	89.3%	86.8%	2.5

The net premium retention for the quarter ended March 31, 2020 increased by 2.5 points as compared to the same period in 2019.  This increase in retention is primarily driven by the restructuring of the Company’s catastrophe reinsurance treaties as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 21.7% for the quarter ended March 31, 2020 as compared to the same period in 2019.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs.  Property net earned premiums were $30.5 million and $28.1 million for the quarters ended March 31, 2020 and 2019, respectively. Casualty net earned premiums were $37.2 million and $27.6 million for the quarters ended March 31, 2020 and 2019, respectively.

Net earned premiums within the Specialty Property segment decreased by 1.2% for the quarter ended March 31, 2020 as compared to the same period in 2019 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital. Property net earned premiums were $31.7 million and $31.9 million for the quarters ended March 31, 2020 and 2019, respectively. Casualty net earned premiums were $2.6 million and $2.7 million for the quarters ended March 31, 2020 and 2019, respectively.

Net earned premiums within the Farm, Ranch, & Stable segment increased by 9.1% for the quarter ended March 31, 2020 as compared to the same period in 2019. The increase in net earned premiums was primarily due to a growth in premiums written as a result of rate increases and new agent appointments.  Property net earned premiums were $13.4 million and $12.3 million for the quarters ended March 31, 2020 and 2019, respectively. Casualty net earned premiums were $5.3 million and $4.8 million for the quarters ended March 31, 2020 and 2019, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 62.2% for the quarter ended March 31, 2020 as compared to the same period in 2019 primarily due to the new casualty treaty entered into during 2019.  Property net earned premiums were $10.0 million and $12.4 million for the quarters ended March 31, 2020 and 2019, respectively.  Casualty net earned premiums were $13.9 million and $2.3 million for the quarters ended March 31, 2020 and 2019.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at March 31, 2020 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $639.5 million and $560.7 million, respectively, as of March 31, 2020.  A breakout of the Company’s gross and net reserves, as of March 31, 2020, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$111,119	$286,279	$397,398
Specialty Property	14,939	34,605	49,544
Farm, Ranch, & Stable	11,272	36,164	47,436
Reinsurance Operations	57,237	87,853	145,090
Total	$194,567	$444,901	$639,468

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$89,222	$248,336	$337,558
Specialty Property	9,621	29,351	38,972
Farm, Ranch, & Stable	10,002	29,094	39,096
Reinsurance Operations	57,237	87,852	145,089
Total	$166,082	$394,633	$560,715

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $78.2 million for claims occurring during the quarter ended March 31, 2020:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(11,339)	$(7,625)	$(3,910)	$(196)	$3,519
	-3%	(9,931)	(6,139)	(2,346)	1,447	5,239
	-2%	(9,228)	(5,396)	(1,564)	2,268	6,100
	-1%	(8,524)	(4,653)	(782)	3,089	6,960
	0%	(7,820)	(3,910)	—	3,910	7,820
	1%	(7,116)	(3,167)	782	4,731	8,680
	2%	(6,412)	(2,424)	1,564	5,552	9,540
	3%	(5,709)	(1,681)	2,346	6,373	10,401
	5%	(4,301)	(196)	3,910	8,016	12,121

The Company’s net reserves for losses and loss adjustment expenses of $560.7 million as of March 31, 2020 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2020 (1)	2019 (1)	Change
Gross written premiums	$80,831	$64,213	25.9%

Net written premiums	$72,483	$55,170	31.4%

Net earned premiums	$67,714	$55,641	21.7%
Total revenues	67,714	55,641	21.7%

Losses and expenses:
Net losses and loss adjustment expenses	37,435	21,651	72.9%
Acquisition costs and other underwriting expenses	25,993	22,812	13.9%
Underwriting income	$4,286	$11,178	(61.7%)

	Quarters Ended March 31,		Point
	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	55.3%	50.9%	4.4
Prior accident year	—%	(12.0%)	12.0
Calendar year loss ratio	55.3%	38.9%	16.4
Expense ratio	38.4%	41.0%	(2.6)
Combined ratio	93.7%	79.9%	13.8

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Quarters Ended March 31,
(Dollars in thousands)	2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$12,249	40.1%	$10,731	38.2%
Effect of prior accident year	(359)	(1.2%)	(1,113)	(4.0%)
Non catastrophe property losses and ratio (2)	$11,890	38.9%	$9,618	34.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,713	12.2%	$1,466	5.2%
Effect of prior accident year	338	1.1%	147	0.5%
Catastrophe losses and ratio (2)	$4,051	13.3%	$1,613	5.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$15,962	52.3%	$12,197	43.4%
Effect of prior accident year	(21)	(0.1%)	(966)	(3.5%)
Total property losses and ratio (2)	$15,941	52.2%	$11,231	39.9%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$21,473	57.7%	$16,120	58.5%
Effect of prior accident year	21	0.1%	(5,700)	(20.7%)
Total Casualty losses and ratio (2)	$21,494	57.8%	$10,420	37.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$37,435	55.3%	$28,317	50.9%
Effect of prior accident year	—	—%	(6,666)	(12.0%)
Total net losses and loss adjustment expense and total loss ratio (2)	$37,435	55.3%	$21,651	38.9%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2020	2019	Change
Property losses
Non-catastrophe	$12,249	$10,731	14.1%
Catastrophe	3,713	1,466	153.3%
Property losses	15,962	12,197	30.9%
Casualty losses	21,473	16,120	33.2%
Total accident year losses	$37,435	$28,317	32.2%

	Quarters Ended March 31,		Point
	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	40.1%	38.2%	1.9
Catastrophe	12.2%	5.2%	7.0
Property loss ratio	52.3%	43.4%	8.9
Casualty loss ratio	57.7%	58.5%	(0.8)
Total accident year loss ratio	55.3%	50.9%	4.4

The current accident year non-catastrophe property loss ratio increased by 1.9 points during the quarter ended March 31, 2020 as compared to the same period in 2019 reflecting a slightly higher claims frequency and severity for the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 7.0 points during the quarter ended March 31, 2020 as compared to the same period in 2019 due to a much higher claims severity for the first accident quarter compared to last year.

The current accident year casualty loss ratio improved by 0.8 points during the quarter ended March 31, 2020 as compared to the same period in 2019 due to a lower claims frequency for the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2020 includes a net decrease of zero related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2019 includes a decrease of $6.7 million, or 12.0 percentage points related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 2.6 points from 41.0% for the quarter ended March 31, 2019 to 38.4% for the quarter ended March 31, 2020. The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Commercial Specialty’s business, financial condition, and results of operation.

There is risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty policies, or other conditions included in these policies that would otherwise preclude coverage.

GLOBAL INDEMNITY LIMITED

Specialty Property

The components of income and loss from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2020 (1)	2019 (1)	Change
Gross written premiums	$35,243	$39,674	(11.2%)

Net written premiums	$30,007	$33,212	(9.7%)

Net earned premiums	$34,216	$34,619	(1.2%)
Other income	427	443	(3.6%)
Total revenues	34,643	35,062	(1.2%)

Losses and expenses:
Net losses and loss adjustment expenses	17,498	20,503	(14.7%)
Acquisition costs and other underwriting expenses	14,232	14,653	(2.9%)
Underwriting income (loss)	$2,913	$(94)	NM

	Quarters Ended March 31,		Point
	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	51.1%	56.6%	(5.5)
Prior accident year	—%	2.6%	(2.6)
Calendar year loss ratio	51.1%	59.2%	(8.1)
Expense ratio	41.6%	42.3%	(0.7)
Combined ratio	92.7%	101.5%	(8.8)

NM – not meaningful

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Quarters Ended March 31,
(Dollars in thousands)	2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$14,393	45.5%	$16,739	52.5%
Effect of prior accident year	338	1.1%	(56)	(0.2%)
Non catastrophe property losses and ratio (2)	$14,731	46.6%	$16,683	52.3%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,079	6.6%	$1,690	5.3%
Effect of prior accident year	31	0.1%	849	2.7%
Catastrophe losses and ratio (2)	$2,110	6.7%	$2,539	8.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$16,472	52.1%	$18,429	57.8%
Effect of prior accident year	369	1.2%	793	2.5%
Total property losses and ratio (2)	$16,841	53.3%	$19,222	60.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$1,026	40.0%	$1,170	43.3%
Effect of prior accident year	(369)	(14.4%)	111	4.1%
Total Casualty losses and ratio (2)	$657	25.6%	$1,281	47.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$17,498	51.1%	$19,599	56.6%
Effect of prior accident year	—	—%	904	2.6%
Total net losses and loss adjustment expense and total loss ratio (2)	$17,498	51.1%	$20,503	59.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.4 million for each of the quarters ended March 31, 2020 and 2019.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2020	2019	Change
Property losses
Non-catastrophe	$14,393	$16,739	(14.0%)
Catastrophe	2,079	1,690	23.0%
Property losses	16,472	18,429	(10.6%)
Casualty losses	1,026	1,170	(12.3%)
Total accident year losses	$17,498	$19,599	(10.7%)

	Quarters Ended March 31,		Point
	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	45.5%	52.5%	(7.0)
Catastrophe	6.6%	5.3%	1.3
Property loss ratio	52.1%	57.8%	(5.7)
Casualty loss ratio	40.0%	43.3%	(3.3)
Total accident year loss ratio	51.1%	56.6%	(5.5)

The current accident year non-catastrophe property loss ratio improved by 7.0 points during the quarter ended March 31, 2020 as compared to the same period in 2019 reflecting a lower claims frequency in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 1.3 points during the quarter ended March 31, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the first accident quarter compared to last year.

The current accident year casualty loss ratio improved by 3.3 points during the quarter ended March 31, 2020 as compared to the same period in 2019 reflecting a lower claims frequency and severity in the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2020 includes a net decrease of zero related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2019 includes an increase of $0.9 million, or 2.6 percentage points, related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment improved 0.7 points from 42.3% for the quarter ended March 31, 2019 to 41.6% for the quarter ended March 31, 2020 primarily due to lower operating expenses.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

GLOBAL INDEMNITY LIMITED

Farm, Ranch, & Stable

The components of income and loss from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2020 (1)	2019 (1)	Change
Gross written premiums	$22,133	$20,765	6.6%

Net written premiums	$19,105	$17,492	9.2%

Net earned premiums	$18,683	$17,122	9.1%
Other income	36	30	20.0%
Total revenues	18,719	17,152	9.1%

Losses and expenses:
Net losses and loss adjustment expenses	9,610	8,138	18.1%
Acquisition costs and other underwriting expenses	7,638	7,282	4.9%
Underwriting income	$1,471	$1,732	(15.1%)

	Quarters Ended March 31,		Point
	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	51.4%	59.6%	(8.2)
Prior accident year	—%	(12.1%)	12.1
Calendar year loss ratio	51.4%	47.5%	3.9
Expense ratio	40.9%	42.5%	(1.6)
Combined ratio	92.3%	90.0%	2.3

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quote share agreement. The quota share agreement was terminated effective January 1, 2018.

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

	Quarters Ended March 31,
(Dollars in thousands)	2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$5,077	37.9%	$6,750	54.9%
Effect of prior accident year	(558)	(4.2%)	(131)	(1.1%)
Non catastrophe property losses and ratio (2)	$4,519	33.7%	$6,619	53.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,401	10.5%	$926	7.5%
Effect of prior accident year	550	4.1%	(286)	(2.3%)
Catastrophe losses and ratio (2)	$1,951	14.6%	$640	5.2%

Total property losses and ratio excluding the effect of prior accident year (1)	$6,478	48.4%	$7,676	62.4%
Effect of prior accident year	(8)	(0.1%)	(417)	(3.4%)
Total property losses and ratio (2)	$6,470	48.3%	$7,259	59.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$3,132	59.2%	$2,528	52.3%
Effect of prior accident year	8	0.2%	(1,649)	(34.1%)
Total Casualty losses and ratio (2)	$3,140	59.4%	$879	18.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$9,610	51.4%	$10,204	59.6%
Effect of prior accident year	—	—%	(2,066)	(12.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$9,610	51.4%	$8,138	47.5%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters ended March 31, 2020 and 2019.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2020	2019	Change
Property losses
Non-catastrophe	$5,077	$6,750	(24.8%)
Catastrophe	1,401	926	51.3%
Property losses	6,478	7,676	(15.6%)
Casualty losses	3,132	2,528	23.9%
Total accident year losses	$9,610	$10,204	(5.8%)

	Quarters Ended March 31,		Point
	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	37.9%	54.9%	(17.0)
Catastrophe	10.5%	7.5%	3.0
Property loss ratio	48.4%	62.4%	(14.0)
Casualty loss ratio	59.2%	52.3%	6.9
Total accident year loss ratio	51.4%	59.6%	(8.2)

The current accident year non-catastrophe property loss ratio improved by 17.0 points during the quarter ended March 31, 2020 as compared to the same period in 2019 due to a lower claims frequency and severity for the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 3.0 points during the quarter ended March 31, 2020 as compared to the same period in 2019 reflecting a slightly higher claims frequency and much higher claims severity for the first accident quarter compared to last year.

The current accident year casualty loss ratio increased by 6.9 points during the quarter ended March 31, 2020 as compared to the same period in 2019 primarily due to a higher claims severity for the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2020 includes a net decrease of zero related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2019 includes a decrease of $2.1 million, or 12.1 percentage points, related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Farm, Ranch, & Stable Segment improved 1.6 points from 42.5% for the quarter ended March 31, 2019 to 40.9% for the quarter ended March 31, 2020.  The improvement in the expense ratio is primarily due to an increase in the net earned premiums as discussed above.

COVID-19

There is risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Farm, Ranch & Stable policies, or other conditions included in these policies that would otherwise preclude coverage.

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Farm, Ranch, & Stable’s business, financial condition, and results of operation.

GLOBAL INDEMNITY LIMITED

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

(Dollars in thousands)	Quarters Ended March 31,		%
	2020 (1)	2019 (1)	Change
Gross written premiums	$17,517	$17,549	(0.2%)

Net written premiums	$17,517	$17,542	(0.1%)

Net earned premiums	$23,855	$14,707	62.2%
Other income (loss)	(295)	15	NM
Total revenues	23,560	14,722	60.0%

Losses and expenses:
Net losses and loss adjustment expenses	13,104	8,029	63.2%
Acquisition costs and other underwriting expenses	8,549	4,996	71.1%
Underwriting income	$1,907	$1,697	12.4%

	Quarters Ended March 31,		Point
	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	57.4%	55.3%	2.1
Prior accident year	(2.5%)	(0.7%)	(1.8)
Calendar year loss ratio (3)	54.9%	54.6%	0.3
Expense ratio	35.8%	34.0%	1.8
Combined ratio	90.7%	88.6%	2.1

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income

The Company recognized a loss of $0.3 million and a gain of less than $0.01 million for the quarters ended March 31, 2020 and 2019, respectively. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 2.1 points during the quarter ended March 31, 2020 as compared to the same period in 2019.  The current accident year loss ratio decreased for both property and casualty lines compared to the same

GLOBAL INDEMNITY LIMITED

period last year but the total loss ratio increased reflecting the mix of business shift to more casualty premium which has a higher expected loss ratio than property.

The calendar year loss ratio for the quarter ended March 31, 2020 includes a decrease of $0.6 million, or 2.5 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2019 includes a decrease of $0.1 million, or 0.7 percentage points, related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 1.8 points from 34.0% for the quarter ended March 31, 2019 to 35.8% for the quarter ended March 31, 2020 primarily due to an increase in commission expense.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 4.0 years.

Net Investment Income

	Quarters Ended March 31,		%
(Dollars in thousands)	2020	2019	Change
Gross investment income (1)	$11,118	$7,802	42.5%
Investment expenses	(989)	(583)	69.6%
Net investment income	$10,129	$7,219	40.3%

(1)	Excludes realized gains and losses

Gross investment income increased by 42.5% for the quarter ended March 31, 2020 as compared to the same period in 2019.  The increase for the quarter ended was primarily due to increased returns from alternative investments which are booked on a one quarter lag due to the limited partnerships typically not reporting results until one to three months following the end of the reporting period.

Investment expenses increased by 69.6% for the quarter ended March 31, 2020 as compared to the same period in 2019. The increase was primarily due to increased investment management expenses resulting from hiring new investment managers during 2019.

At March 31, 2020, the Company held agency mortgage-backed securities with a market value of $236.9 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.5 years as of March 31, 2020, compared with 3.1 years as of March 31, 2019.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.2 years as of March 31, 2020, compared with 3.0 years as of March 31, 2019. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.9% as of March 31, 2020, compared to 3.2% as of March 31, 2019. The embedded book yield on the $65.3 million of municipal bonds in the Company’s portfolio, which includes $64.9 million of taxable municipal bonds, was 3.1% at March 31, 2020, compared to an embedded book yield of 3.4% on the Company’s municipal bond portfolio of $75.1 million at March 31, 2019.

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019
Equity securities	$(49,982)	$15,152
Fixed maturities	1,932	(298)
Derivatives	(20,112)	(2,567)
Other than temporary impairment losses	—	(1,897)
Net realized investment gains (losses)	$(68,162)	$10,390

Net realized investment losses for the quarter ended March 31, 2020 were primarily due to the impact of changes in fair value on equity securities and derivatives due to the recent disruption in the global financial markets as a result of COVID-19.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2020 and 2019.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $4.2 million and $3.2 million during the quarters ended March 31, 2020 and 2019, respectively.  The increase in corporate expenses is primarily due to an increase in legal and compensation expenses.

Interest Expense

Interest expense decreased 3.1% during the quarter ended March 31, 2020 as compared to the same period in 2019 primarily due to a reduction in the Fed Funds effective interest rate in March, 2020.

Income Tax Expense / Benefit

Income tax benefit was $12.0 million for the quarter ended March 31, 2020 compared with an income tax expense of $4.3 million for the quarter ended March 31, 2019.  The increase in the income tax benefit is primarily due to investment losses incurred by the Company’s U.S. subsidiaries during the quarter ended March 31, 2020.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in a net loss of $44.6 million and net income of $19.6 million for the quarters ended March 31, 2020 and 2019, respectively.

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

GLOBAL INDEMNITY LIMITED

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

As of March 31, 2020, the Company also had future funding commitments of $31.7 million related to investments.  The timing of commitments related to investments is uncertain.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.  Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2019 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2019 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies.  The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2020.

For 2020, the Company believes that Global Indemnity Reinsurance, including distributions it could receive from its subsidiaries, should have sufficient liquidity and solvency to pay dividends.  Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2019 Annual Report on Form 10-K. The Board of Directors of Global Indemnity Reinsurance approved a dividend up to $50 million may be declared and paid to the Company on or before September 30, 2020.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments.  As a result of the dividend policy established in 2017, funds may also be used in the future to pay dividends to shareholders of Global Indemnity Limited.

The Company’s reconciliation of net income to net cash provided by (used for) operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

GLOBAL INDEMNITY LIMITED

Net cash provided by (used for) operating activities was $20.8 million and ($23.2) million for the quarters ended March 31, 2020 and 2019, respectively.  The increase in operating cash flows of approximately $44.0 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2020	2019	Change
Net premiums collected	$147,119	$123,872	$23,247
Net losses paid	(67,496)	(90,221)	22,725
Underwriting and corporate expenses	(70,827)	(64,423)	(6,404)
Net investment income	11,313	12,769	(1,456)
Net federal income taxes recovered (paid)	5,479	(247)	5,726
Interest paid	(4,804)	(4,940)	136
Net cash provided by (used for) operating activities	$20,784	$(23,190)	$43,974

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

COVID-19

The Company’s liquidity could be negatively impacted by the cancellation, delays, or non-payment of premiums.  There is risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage which would negatively impact liquidity.  In addition, the liquidity of the Company’s investment portfolio could be negatively impacted by the disruption experienced in the global financial markets.   The COVID-19 pandemic negatively impacted the value of the investment portfolio during the quarter ended March 31, 2020.  In particular, the Company experienced significant declines in the fair value of the Company’s equity securities and derivative instruments.  Management is taking actions it considers prudent to minimize the impact on the Company’s liquidity. However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company is regularly evaluating the impact of COVID-19 on its liquidity.

Dividends

On February 9, 2020, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 24, 2020.  Dividends paid were $3.6 million during the quarter ended March 31, 2020.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2020.  Please see Item 7 of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

COVID-19

The outbreak of the COVID-19 pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in global financial markets which are reflected in the fair value of the Company’s investment portfolio.  In particular, the Company experienced significant declines in the fair value of the Company’s equity securities and derivative instruments.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2020.  Please see Item 7 of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2019 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected.  The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending March 31, 2020, globed equities declined 20.2% as the COVID-19 health crisis continued to escalate globally, prompting governments to announce aggressive monetary and fiscal stimulus measures. US equities fell 12.4% during a month characterized by volatility, which saw both the fastest sell-off on record and the largest weekly percentage gain since 2009.

The U.S. fixed income market was very volatile during the quarter ended March 31, 2020 due to periods of panicked selling and zero liquidity.  Markets have begun to improve as policy responses gain traction and confidence builds that authorities will do all that is necessary to stave off the severest of predictions. The shuttering of activity around the globe is weakening economies, negatively impacting nearly all markets and prompting unprecedented action from fiscal and monetary authorities. As the timeline for a return to normal is pushed further out, the economic impact will be more severe.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 4.0 years. Portfolio purchases were focused within US Treasuries and MBS securities. These purchases were funded primarily through cash inflows, sales of US Treasuries and investment grade credit, as well as maturities and paydowns. During the first quarter, the portfolio’s allocation to MBS and US Treasuries increased, while our exposure to investment grade credit decreased.  There have been no other material changes to the Company’s market risk since December 31, 2019.  Please see Item 7A of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has

GLOBAL INDEMNITY LIMITED

evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 6, 2020.  The risk factors identified therein have not materially changed except as follows:

The occurrence of natural or man-made disasters, including the recent COVID-19 outbreak, could result in declines in business and increases in claims that could adversely affect the Company’s business, financial condition and results of operations.

The Company is exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and public health crises, illness, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity making it more difficult for our agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company’s ordinary business operations.

A natural or man-made disaster also could disrupt the operations of the Company’s counterparties or result in increased prices for the products and services they provide to the Company. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against the Company.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared a pandemic by the World Health Organization. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts the Company’s business will depend on future developments in the United States and other countries, which are highly uncertain and cannot be predicted with confidence, including:

• the ultimate geographic spread and severity of COVID-19;

• the duration of the outbreak;

• business closures, travel restrictions, social distancing and other actions taken to contain the threat of COVID-19; and

• the effectiveness of actions taken in the United States and other countries to contain and treat the virus.

As the COVID-19 outbreak and any associated protective or preventative measures continue to spread in the United States and around the world, we may experience disruptions to our business, including but not limited to:

GLOBAL INDEMNITY LIMITED

•	clients choosing to limit purchases of insurance due to declining business conditions, which would inhibit the Company’s ability to generate earned premium;
•	travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder the Company’s ability to establish relationships or originate new business;
•	cancellation, delays, or non-payment of premium could negatively impact the Company’s liquidity;
•

risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions or other conditions included in policies that would otherwise preclude coverage.

•	alternative working arrangements, including colleagues working remotely, which could negatively impact the Company’s business should such arrangements remain for an extended period of time; and
•	significant volatility in financial markets affecting the market value and liquidity of the Company’s investment portfolio;

These and other disruptions related to COVID-19 could materially and adversely affect the Company’s business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 4,724 shares surrendered by the Company’s employees during the quarter ended March 31, 2020.  All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

GLOBAL INDEMNITY LIMITED

Item 6.	Exhibits

10.1+	Second Amended and Restated Management Agreement, dated May 6, 2020, by and among Global Indemnity Limited and Fox Paine & Company, LLC.

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

101.1+

The following financial information from Global Indemnity Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the quarters ended March 31, 2020 and 2019;  (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2020  and 2019; (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

May 8, 2020	By:	/s/ Thomas M. McGeehan
Date: May 8, 2020		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)