Form 10-Q
period 2020-06-30
Global Indemnity Ltd
filed 2020-08-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 28, 2020, the registrant had outstanding 10,213,436 A Ordinary Shares and 4,133,366 B Ordinary Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY LIMITED

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,236,356 and $1,231,568; net of allowance of: 2020 - $0)	$1,280,116	$1,253,159
Equity securities, at fair value	220,184	263,104
Other invested assets	35,463	47,279
Total investments	1,535,763	1,563,542

Cash and cash equivalents	76,393	44,271
Premiums receivable, net of allowance for credit losses of $2,931 at June 30, 2020	125,300	118,035
Reinsurance receivables, net of allowance for credit losses of $8,992 at June 30, 2020	91,089	83,938
Funds held by ceding insurers	47,820	48,580
Federal income taxes receivable	5,511	10,989
Deferred federal income taxes	33,967	31,077
Deferred acquisition costs	70,119	70,677
Intangible assets	21,227	21,491
Goodwill	6,521	6,521
Prepaid reinsurance premiums	15,854	16,716
Receivable for securities sold	21,252	—
Other assets	62,332	60,048
Total assets	$2,113,148	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$651,073	$630,181
Unearned premiums	314,061	314,861
Ceded balances payable	23,660	20,404
Payable for securities purchased	—	850
Contingent commissions	8,676	11,928
Debt	297,730	296,640
Other liabilities	82,754	74,212
Total liabilities	1,377,954	1,349,076

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Ordinary shares, $0.0001 par value, 900,000,000 ordinary shares authorized; A ordinary shares issued: 10,333,540 and 10,282,277 respectively; A ordinary shares outstanding: 10,213,436 and 10,167,056, respectively; B ordinary shares issued and outstanding: 4,133,366 and 4,133,366, respectively	2	2
Additional paid-in capital	445,173	442,403
Accumulated other comprehensive income, net of taxes	37,693	17,609
Retained earnings	256,442	270,768
A ordinary shares in treasury, at cost: 120,104 and 115,221 shares, respectively	(4,116)	(3,973)
Total shareholders’ equity	735,194	726,809
Total liabilities and shareholders’ equity	$2,113,148	$2,075,885

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Gross written premiums	$164,549	$179,321	$320,273	$321,522

Net written premiums	$147,264	$159,069	$286,376	$282,485

Net earned premiums	$141,847	$128,201	$286,315	$250,290
Net investment income (loss)	(2,359)	13,826	7,770	21,045
Net realized investment gains (losses):
Other than temporary impairment losses on investments	—	—	—	(1,897)
Other net realized investment gains (losses)	38,507	3,590	(29,655)	15,877
Total net realized investment gains (losses)	38,507	3,590	(29,655)	13,980
Other income	766	522	931	1,010
Total revenues	178,761	146,139	265,361	286,325

Losses and Expenses:
Net losses and loss adjustment expenses	67,297	70,075	144,944	128,396
Acquisition costs and other underwriting expenses	53,578	50,534	109,990	100,277
Corporate and other operating expenses	8,618	4,639	12,841	7,844
Interest expense	4,712	5,042	9,577	10,065
Income (loss) before income taxes	44,556	15,849	(11,991)	39,743
Income tax expense (benefit)	7,005	1,186	(4,964)	5,480
Net income (loss)	$37,551	$14,663	$(7,027)	$34,263

Per share data:
Net income (loss) (1)
Basic	$2.63	$1.03	$(0.49)	$2.42
Diluted	$2.61	$1.02	$(0.49)	$2.39
Weighted-average number of shares outstanding
Basic	14,275,500	14,187,276	14,262,525	14,170,689
Diluted	14,389,400	14,331,286	14,262,525	14,324,614
Cash dividends declared per share	$0.25	$0.25	$0.50	$0.50

(1)	For the six months ended June 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$37,551	$14,663	$(7,027)	$34,263

Other comprehensive income, net of tax:
Unrealized holding gain	33,229	18,677	31,196	39,462
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	(1)	—	(2)
Reclassification adjustment for gains included in net income (loss)	(9,388)	(3,740)	(11,101)	(1,818)
Unrealized foreign currency translation gain (loss)	1,292	(63)	(11)	131
Other comprehensive income, net of tax	25,133	14,873	20,084	37,773

Comprehensive income, net of tax	$62,684	$29,536	$13,057	$72,036

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2020	2019	2020	2019
Number of A ordinary shares issued:
Number at beginning of period	10,305,404	10,223,976	10,282,277	10,171,954
Ordinary shares issued / (forfeited) under share incentive plans	(346)	—	(346)	36,180
Ordinary shares issued to directors	28,482	15,544	51,609	31,386
Number at end of period	10,333,540	10,239,520	10,333,540	10,239,520

Number of B ordinary shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366	4,133,366

Par value of A ordinary shares:
Number at beginning and end of period	$1	$1	$1	$1

Par value of B ordinary shares:
Balance at beginning and end of period	$1	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$443,641	$438,783	$442,403	$438,182
Share compensation plans	1,532	924	2,770	1,525
Balance at end of period	$445,173	$439,707	$445,173	$439,707

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$12,560	$1,669	$17,609	$(21,231)
Other comprehensive income:
Change in unrealized holding gains	23,841	14,937	20,095	37,644
Change in other than temporary impairment losses recognized in other comprehensive income	—	(1)	—	(2)
Unrealized foreign currency translation gains (losses)	1,292	(63)	(11)	131
Other comprehensive income	25,133	14,873	20,084	37,773
Balance at end of period	$37,693	$16,542	$37,693	$16,542

Retained earnings:
Balance at beginning of period	$222,549	$231,176	$270,768	$215,132
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	—	(5)
Net income (loss)	37,551	14,663	(7,027)	34,263
Dividends to shareholders ($0.25 per share per quarter in 2020 and 2019)	(3,658)	(3,605)	(7,299)	(7,156)
Balance at end of period	$256,442	$242,234	$256,442	$242,234

Number of treasury shares:
Number at beginning of period	119,945	110,449	115,221	76,642
A ordinary shares purchased	—	—	4,724	27,028
Retirement of shares	159	—	159	6,779
Number at end of period	120,104	110,449	120,104	110,449

Treasury shares, at cost:
Balance at beginning of period	$(4,116)	$(3,975)	$(3,973)	$(3,026)
A ordinary shares purchased, at cost	—	2	(143)	(947)
Balance at end of period	$(4,116)	$(3,973)	$(4,116)	$(3,973)
Total shareholders’ equity	$735,194	$694,512	$735,194	$694,512

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY LIMITED

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(7,027)	$34,263
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	3,463	3,527
Amortization of debt issuance costs	132	132
Restricted stock and stock option expense	2,769	1,525
Deferred federal income taxes	(4,964)	5,498
Amortization of bond premium and discount, net	2,941	2,291
Net realized investment (gains) loss	29,655	(13,980)
Equity in the earnings of equity method limited liability investments	11,489	431
Changes in:
Premiums receivable, net	(7,265)	(32,970)
Reinsurance receivables, net	(7,151)	48,020
Funds held by ceding insurers	749	7,749
Unpaid losses and loss adjustment expenses	20,892	(71,258)
Unearned premiums	(800)	30,846
Ceded balances payable	3,256	2,465
Other assets and liabilities, net	625	(12,852)
Contingent commissions	(3,252)	(2,533)
Federal income tax receivable/payable	5,478	(268)
Deferred acquisition costs, net	558	(7,371)
Prepaid reinsurance premiums	862	1,350
Net cash provided by (used for) operating activities	52,410	(3,135)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	427,111	569,529
Proceeds from sale of equity securities	378,915	167,028
Proceeds from maturity of fixed maturities	15,651	95,994
Proceeds from other invested assets	623	2,349
Amounts paid in connection with derivatives	(20,060)	(8,022)
Purchases of fixed maturities	(457,841)	(573,878)
Purchases of equity securities	(358,085)	(284,984)
Purchases of other invested assets	(297)	(3,500)
Net cash used for investing activities	(13,983)	(35,484)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	958	3,409
Dividends paid to shareholders	(7,120)	(7,125)
Purchases of A ordinary shares	(143)	(947)
Net cash used for financing activities	(6,305)	(4,663)
Net change in cash and cash equivalents	32,122	(43,282)
Cash and cash equivalents at beginning of period	44,271	99,497
Cash and cash equivalents at end of period	$76,393	$56,215

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.Proposed Redomestication

On June 23, 2020, the Company announced that the Company’s Board of Directors approved a plan to redomesticate Global Indemnity Limited and its Bermuda subsidiary, Global Indemnity Reinsurance Company, Ltd., to the United States (the “redomestication plan”). The Board also approved the filing of a preliminary proxy statement with the U.S. Securities and Exchange Commission in connection with a special meeting of the Company’s shareholders that will be called to consider

GLOBAL INDEMNITY LIMITED

and approve the redomestication plan.  The preliminary proxy was filed on June 23, 2020 and the definitive proxy statement was filed on July 23, 2020.  The redomestication plan is also awaiting regulatory approval.

If the Company’s shareholders approve the redomestication plan at the August 25, 2020 scheme meeting and extraordinary general meeting and regulatory approval is received, Global Indemnity Group, LLC, a Delaware limited liability company (that will be taxed as a partnership for U.S. federal income tax purposes), will replace the Company, a Cayman Islands corporation, as the publicly listed parent company of the Company’s affiliated group, and the business of the Company’s Bermuda subsidiary will be assumed by the Company’s existing U.S. insurance company subsidiaries. Pursuant to the redomestication plan, the Company’s class A ordinary shares outstanding at the scheme record time (expected to be 5:00 p.m. (Eastern Time) on August 27, 2020 (the “Scheme Record Time”)) will be converted on a one-for-one basis into class A common shares of the new publicly listed parent company, Global Indemnity Group, LLC, that will trade on NASDAQ under the Company’s existing ticker symbol (“GBLI”).  Only for U.S. tax purposes, (i) Global Indemnity Group, LLC will be treated as a partnership and (ii) shareholders of Global Indemnity Group, LLC will be treated as partners in such partnership.

If approved by its shareholders and regulatory approval is received, the Company anticipates that the redomestication will close on or around 12:01am (Eastern Time) on August 28, 2020.

The Company does not expect a material impact to its financial position as a result of the proposed redomestication.

3.	Investments

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of credit losses on financial instruments.  For financial assets held at amortized cost basis, the new guidance requires a forward-looking methodology for in-scope financial assets that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates, including historical experience, current economic conditions and supportable forecasts that affect the collectability of the financial asset.  For available for sale debt securities, credit losses are still measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired security and allows for the reversal of credit losses in the current period net income.  Any impairments related to factors other than credit losses continue to be recorded through other comprehensive income, net of taxes.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $6.2 million and $7.0 million as of June 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2020 and December 31, 2019:

GLOBAL INDEMNITY LIMITED

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2020
Fixed maturities:
U.S. treasury and agency obligations	$216,051	$—	$7,128	$(88)	$223,091
Obligations of states and political subdivisions	62,054	—	2,329	(125)	64,258
Mortgage-backed securities	371,701	—	9,975	(1,245)	380,431
Asset-backed securities	130,357	—	1,564	(2,131)	129,790
Commercial mortgage-backed securities	132,139	—	8,574	(1,157)	139,556
Corporate bonds	227,531	—	16,048	(1,398)	242,181
Foreign corporate bonds	96,523	—	4,684	(398)	100,809
Total fixed maturities	$1,236,356	$—	$50,302	$(6,542)	$1,280,116

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019
Fixed maturities:
U.S. treasury and agency obligations	$153,906	$3,580	$(797)	$156,689
Obligations of states and political subdivisions	63,256	853	(271)	63,838
Mortgage-backed securities	325,448	3,177	(251)	328,374
Asset-backed securities	168,020	937	(420)	168,537
Commercial mortgage-backed securities	183,944	4,369	(209)	188,104
Corporate bonds	239,860	8,478	(79)	248,259
Foreign corporate bonds	97,134	2,247	(23)	99,358
Total fixed maturities	$1,231,568	$23,641	$(2,050)	$1,253,159

As of June 30, 2020 and December 31, 2019, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Common stock	$—	$135,329
Preferred stock	10,747	11,656
Index funds that invest in fixed maturities	209,437	54,648
Index funds that invest in common stock	—	61,471
Total	$220,184	$263,104

As of June 30, 2020 and December 31, 2019, the Company held Fannie Mae mortgage pools that totaled as much as 4.8% and 4.2% of shareholders’ equity, respectively.  Excluding the Fannie Mae pools, U.S. treasuries, agency bonds, index funds, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2% and 3% of shareholders' equity at June 30, 2020 and December 31, 2019, respectively.

GLOBAL INDEMNITY LIMITED

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,470	$34,735
Due in one year through five years	239,859	250,425
Due in five years through ten years	235,738	245,852
Due in ten years through fifteen years	25,857	27,580
Due after fifteen years	66,235	71,747
Mortgage-backed securities	371,701	380,431
Asset-backed securities	130,357	129,790
Commercial mortgage-backed securities	132,139	139,556
Total	$1,236,356	$1,280,116

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2020.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report:

	Less than 12 months		12 months or longer		Total (1)
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$61,459	$(88)	$—	$—	$61,459	$(88)
Obligations of states and political subdivisions	6,172	(125)	—	—	6,172	(125)
Mortgage-backed securities	78,836	(1,244)	31	(1)	78,867	(1,245)
Asset-backed securities	42,180	(1,517)	11,989	(614)	54,169	(2,131)
Commercial mortgage-backed securities	12,193	(1,050)	1,060	(107)	13,253	(1,157)
Corporate bonds	19,277	(1,398)	—	—	19,277	(1,398)
Foreign corporate bonds	10,823	(398)	—	—	10,823	(398)
Total fixed maturities	$230,940	$(5,820)	$13,080	$(722)	$244,020	$(6,542)

(1)

Fixed maturities in a gross unrealized loss position are comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery.

GLOBAL INDEMNITY LIMITED

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2019.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report:

	Less than 12 months		12 months or longer		Total (1)
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$35,633	$(797)	$—	$—	$35,633	$(797)
Obligations of states and political subdivisions	27,180	(271)	—	—	27,180	(271)
Mortgage-backed securities	93,579	(244)	902	(7)	94,481	(251)
Asset-backed securities	43,402	(167)	16,152	(253)	59,554	(420)
Commercial mortgage-backed securities	25,698	(196)	1,945	(13)	27,643	(209)
Corporate bonds	19,407	(79)	—	—	19,407	(79)
Foreign corporate bonds	4,822	(20)	2,035	(3)	6,857	(23)
Total fixed maturities	$249,721	$(1,774)	$21,034	$(276)	$270,755	$(2,050)

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

GLOBAL INDEMNITY LIMITED

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of June 30, 2020, gross unrealized losses related to U.S. treasury and agency obligations were $0.088 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasury and agency obligations during the period.

Obligations of states and political subdivisions – As of June 30, 2020, gross unrealized losses related to obligations of states and political subdivisions were $0.125 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of June 30, 2020, gross unrealized losses related to mortgage-backed securities were $1.245 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2020, gross unrealized losses related to asset backed securities were $2.131 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 33.8.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2020, gross unrealized losses related to the CMBS portfolio were $1.157 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 29.9.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2020, gross unrealized losses related to corporate bonds were $1.398 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance,

GLOBAL INDEMNITY LIMITED

including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2020, gross unrealized losses related to foreign bonds were $0.398 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarter and six months ended June 30, 2019:

	Quarter Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2019	2019
Fixed maturities:
OTTI losses, gross	$—	$(1,897)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—
Net impairment losses on fixed maturities recognized in earnings	$—	$(1,897)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarter and six months ended June 30, 2019 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarter Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2019	2019
Balance at beginning of period	$13	$13
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cashflows to be collected	—	—
Reductions for securities sold during the period	—	—
Balance at end of period	$13	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2020 and December 31, 2019 was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Net unrealized gains (losses) from:
Fixed maturities	$43,760	$21,591
Foreign currency fluctuations	(1,043)	(1,032)
Deferred taxes	(5,024)	(2,950)
Accumulated other comprehensive income, net of tax	$37,693	$17,609

GLOBAL INDEMNITY LIMITED

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and six months ended June 30, 2020 and 2019:

Quarter Ended June 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$14,895	$(2,335)	$12,560
Other comprehensive income before reclassification, before tax	37,805	1,292	39,097
Amounts reclassified from accumulated other comprehensive income, before tax	(12,820)	—	(12,820)
Other comprehensive income, before tax	24,985	1,292	26,277
Income tax expense	(1,144)	—	(1,144)
Ending balance, net of tax	$38,736	$(1,043)	$37,693

Quarter Ended June 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$2,809	$(1,140)	$1,669
Other comprehensive income (loss) before reclassification, before tax	21,286	(63)	21,223
Amounts reclassified from accumulated other comprehensive income, before tax	(4,083)	—	(4,083)
Other comprehensive income (loss), before tax	17,203	(63)	17,140
Income tax expense	(2,267)	—	(2,267)
Ending balance, net of tax	$17,745	$(1,203)	$16,542

Six Months Ended June 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income before reclassification, before tax	36,921	(11)	36,910
Amounts reclassified from accumulated other comprehensive income, before tax	(14,752)	—	(14,752)
Other comprehensive income, before tax	22,169	(11)	22,158
Income tax expense	(2,074)	—	(2,074)
Ending balance, net of tax	$38,736	$(1,043)	$37,693

Six Months Ended June 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income before reclassification, before tax	45,193	131	45,324
Amounts reclassified from accumulated other comprehensive income, before tax	(1,888)	—	(1,888)
Other comprehensive income, before tax	43,305	131	43,436
Income tax expense	(5,663)	—	(5,663)
Ending balance, net of tax	$17,745	$(1,203)	$16,542

GLOBAL INDEMNITY LIMITED

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2020 and 2019 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(12,820)	$(4,083)
	Other than temporary impairment losses on investments	—	—
	Total before tax	(12,820)	(4,083)
	Income tax expense (benefit)	3,432	343
	Unrealized gains and losses on available for sale securities, net of tax	(9,388)	(3,740)
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(9,388)	$(3,740)

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(14,752)	$(3,785)
	Other than temporary impairment losses on investments	—	1,897
	Total before tax	(14,752)	(1,888)
	Income tax expense (benefit)	3,651	70
	Unrealized gains and losses on available for sale securities, net of tax	(11,101)	(1,818)
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(11,101)	$(1,818)

GLOBAL INDEMNITY LIMITED

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities:
Gross realized gains	$16,738	$4,685	$18,980	$4,711
Gross realized losses	(3,918)	(602)	(4,228)	(2,823)
Net realized gains (losses)	12,820	4,083	14,752	1,888
Equity securities:
Gross realized gains	29,402	8,570	11,507	25,255
Gross realized losses	(1,508)	(4,397)	(33,595)	(5,930)
Net realized gains (losses)	27,894	4,173	(22,088)	19,325
Derivatives:
Gross realized gains	7,625	—	19,401	—
Gross realized losses	(9,832)	(4,666)	(41,720)	(7,233)
Net realized gains (losses) (1)	(2,207)	(4,666)	(22,319)	(7,233)
Total net realized investment gains (losses)	$38,507	$3,590	$(29,655)	$13,980

(1)

Includes periodic net interest settlements related to the derivatives of $1.1 million and $0.2 million for the quarters ended June 30, 2020 and 2019, respectively, and $1.7 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Net realized investment gains (losses) for the quarter and six months ended June 30, 2020 were primarily due to the impact of changes in fair value due to the recent disruption in the global financial markets.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2020 and 2019:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net gains and (losses) recognized during the period on equity securities	$27,894	$4,173	$(22,088)	$19,325
Less: Net gains (losses) recognized during the period on equity securities sold during the period	436	8,416	(3,785)	10,450
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$27,458	$(4,243)	$(18,303)	$8,875

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Fixed maturities	$427,111	$569,529
Equity securities	378,915	167,028

GLOBAL INDEMNITY LIMITED

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities	$8,551	$8,918	$17,592	$18,886
Equity securities	1,407	1,543	2,771	2,680
Cash and cash equivalents	52	469	232	870
Other invested assets	(12,022)	3,818	(11,489)	114
Total investment income	(2,012)	14,748	9,106	22,550
Investment expense	(347)	(922)	(1,336)	(1,505)
Net investment income	$(2,359)	$13,826	$7,770	$21,045

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net investment income	$(2,359)	$13,826	$7,770	$21,045
Net realized investment gains (losses)	38,507	3,590	(29,655)	13,980
Change in unrealized holding gains and losses	26,277	17,140	22,158	43,436
Net realized and unrealized investment returns	64,784	20,730	(7,497)	57,416
Total investment return	$62,425	$34,556	$273	$78,461
Total investment return % (1)	3.9%	2.2%	0.0%	5.1%
Average investment portfolio (2)	$1,591,987	$1,537,280	$1,620,186	$1,533,155

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of June 30, 2020 and December 31, 2019, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2020, the Company held insurance enhanced bonds with a market value of approximately $28.2 million which represented 1.7% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $16.4 million of municipal bonds, $11.8 million of commercial mortgage-backed securities, and less than $0.1 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $28.2 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($3.6 million), Assured Guaranty Corporation ($10.6 million), Federal Home Loan Mortgage Corporation ($11.8 million), Ambac Financial Group ($2.1 million), and Federal Deposit Insurance Corporation (less than $0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2020.

GLOBAL INDEMNITY LIMITED

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of June 30, 2020 and December 31, 2019:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2020	December 31, 2019
On deposit with governmental authorities	$27,202	$26,431
Intercompany trusts held for the benefit of U.S. policyholders	149,639	179,116
Held in trust pursuant to third party requirements	129,020	133,122
Letter of credit held for third party requirements	1,458	1,458
Securities held as collateral	92,843	91,229
Total	$400,162	$431,356

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $12.6 million and $13.5 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $26.8 million and $27.7 million at June 30, 2020 and December 31, 2019, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $14.2 million and $24.0 million at June 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $31.2 million and $41.0 million at June 30, 2020 and December 31, 2019, respectively.  The carrying value of a third VIE that invests in REIT qualifying assets was $8.7 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $8.7 million and $10.3 million at June 30, 2020 and December 31, 2019, respectively.  The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in carrying value recorded in the consolidated statements of operations.

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

GLOBAL INDEMNITY LIMITED

interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)		June 30, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(19,337)	$200,000	$(10,275)
Futures contracts on bonds (1)	Other assets/liabilities	34,932	—	16,894	—
Futures contracts on equities (1)	Other assets/liabilities	—	—	57,816	—
Total		$234,932	$(19,337)	$274,710	$(10,275)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2020  and 2019:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2020	2019	2020	2019
Interest rate swap agreements	Net realized investment gains (losses)	$(1,449)	$(4,666)	$(10,872)	$(7,233)
Futures contracts on bonds	Net realized investment gains (losses)	(59)	—	(2,458)	—
Futures contracts on equities	Net realized investment gains (losses)	(699)	—	(8,989)	—
Total		$(2,207)	$(4,666)	$(22,319)	$(7,233)

As of June 30, 2020 and December 31, 2019, the Company is due $3.5 million and $3.0 million, respectively, for funds it needed to post to execute the swap transaction and $19.4 million and $12.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, the Company posted initial margin of $0.6 million and $3.0 million, respectively, in securities for trading futures contracts and has a mark-to-market payable of less than $0.1 million and receivable of $0.3 million, respectively, in connection with the futures contracts.  Variation margin is included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$221,691	$1,400	$—	$223,091
Obligations of states and political subdivisions	—	64,258	—	64,258
Mortgage-backed securities	—	380,431	—	380,431
Commercial mortgage-backed securities	—	139,556	—	139,556
Asset-backed securities	—	129,790	—	129,790
Corporate bonds	—	242,181	—	242,181
Foreign corporate bonds	—	100,809	—	100,809
Total fixed maturities	221,691	1,058,425	—	1,280,116
Equity securities	209,437	10,747	—	220,184
Total assets measured at fair value	$431,128	$1,069,172	$—	$1,500,300
Liabilities:
Derivative instruments	$—	$19,337	$—	$19,337
Total liabilities measured at fair value	$—	$19,337	$—	$19,337

	Fair Value Measurements
As of December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$156,689	$—	$—	$156,689
Obligations of states and political subdivisions	—	63,838	—	63,838
Mortgage-backed securities	—	328,374	—	328,374
Commercial mortgage-backed securities	—	188,104	—	188,104
Asset-backed securities	—	168,537	—	168,537
Corporate bonds	—	248,259	—	248,259
Foreign corporate bonds	—	99,358	—	99,358
Total fixed maturities	156,689	1,096,470	—	1,253,159
Equity securities	251,448	11,656	—	263,104
Total assets measured at fair value	$408,137	$1,108,126	$—	$1,516,263
Liabilities:
Derivative instruments	$—	$10,275	$—	$10,275
Total liabilities measured at fair value	$—	$10,275	$—	$10,275

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility	$74,588	$74,588	$73,629	$73,629
7.75% Subordinated Notes due 2045 (1)	96,925	97,725	96,864	100,264
7.875% Subordinated Notes due 2047 (2)	126,217	125,645	126,147	134,462
Total	$297,730	$297,958	$296,640	$308,355

(1)	As of June 30, 2020 and December 31, 2019, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.1 million.
(2)

As of June 30, 2020 and December 31, 2019, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.8 million and $3.9 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$12,569	$14,214	$13,530	$14,214
Distressed Debt Fund, LP (2)	14,212	17,000	23,966	17,000
Mortgage Debt Fund, LP (3)	8,682	—	9,783	506
Total	$35,463	$31,214	$47,279	$31,720

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

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to

GLOBAL INDEMNITY LIMITED

account for the income or loss earned on the investment. The investment income associated with these limited partnerships, which is booked on a one quarter lag, is reflected in the consolidated statements of operations in the amounts of ($12.0) million and $3.8 million for the quarters ended June 30, 2020 and 2019, respectively, and ($11.5) million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

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

•

Data from commercial vendors is aggregated with market information, then converted into an option adjusted spread (“OAS”) matrix and prepayment model used for commercial mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above.  For asset-backed securities, spread data is derived from trade prices, dealer quotations, and research reports.  For both asset classes, evaluations utilize standard inputs plus new issue data, and collateral performance.  The evaluated pricing models incorporate cash flows, broker quotes, market trades, historical prepayment speeds, and dealer projected speeds.

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

During the quarters and six months ended June 30, 2020 and 2019, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.Allowance for Credit Losses - Premiums Receivable and Reinsurance Receivables

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of credit losses on financial instruments.  Please see Note 16 for further discussion on this new accounting guidance.

GLOBAL INDEMNITY LIMITED

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

The following table is an analysis of the allowance for credit losses related to the Company's premiums receivable and reinsurance receivables for the quarter and six months ended June 30, 2020:

	Quarter Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Premiums Receivable	Reinsurance Receivables	Premiums Receivable	Reinsurance Receivables
Beginning balance	$2,746	$8,992	$2,754	$8,992
Current period provision for expected credit losses	313	—	475	—
Write-offs	(128)	—	(298)	—
Ending balance	$2,931	$8,992	$2,931	$8,992

7.Income Taxes

As of June 30, 2020, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 19% in the United Kingdom, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and six months ended June 30, 2020 and 2019 were as follows:

Quarter Ended June 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$16,052	$148,497	$—	$164,549
Net written premiums	$16,052	$131,212	$—	$147,264
Net earned premiums	$19,546	$122,301	$—	$141,847
Net investment income (loss)	6,906	(5,777)	(3,488)	(2,359)
Net realized investment gains (losses)	(1,668)	40,175	—	38,507
Other income	302	464	—	766
Total revenues	25,086	157,163	(3,488)	178,761
Losses and Expenses:
Net losses and loss adjustment expenses	(207)	67,504	—	67,297
Acquisition costs and other underwriting expenses	5,695	47,883	—	53,578
Corporate and other operating expenses	4,947	3,671	—	8,618
Interest expense	334	7,866	(3,488)	4,712
Income before income taxes	$14,317	$30,239	$—	$44,556

GLOBAL INDEMNITY LIMITED

Quarter Ended June 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$32,059	$147,262	$—	$179,321
Net written premiums	$32,059	$127,010	$—	$159,069
Net earned premiums	$18,579	$109,622	$—	$128,201
Net investment income	10,672	9,956	(6,802)	13,826
Net realized investment gains	2,285	1,305	—	3,590
Other income (loss)	(38)	560	—	522
Total revenues	31,498	121,443	(6,802)	146,139
Losses and Expenses:
Net losses and loss adjustment expenses	11,468	58,607	—	70,075
Acquisition costs and other underwriting expenses	5,360	45,174	—	50,534
Corporate and other operating expenses	1,779	2,860	—	4,639
Interest expense	355	11,489	(6,802)	5,042
Income before income taxes	$12,536	$3,313	$—	$15,849

Six Months Ended June 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$33,569	$286,704	$—	$320,273
Net written premiums	$33,569	$252,807	$—	$286,376
Net earned premiums	$43,401	$242,914	$—	$286,315
Net investment income	13,282	1,473	(6,985)	7,770
Net realized investment losses	(5,378)	(24,277)	—	(29,655)
Other income (loss)	(16)	947	—	931
Total revenues	51,289	221,057	(6,985)	265,361
Losses and Expenses:
Net losses and loss adjustment expenses	12,355	132,589	—	144,944
Acquisition costs and other underwriting expenses	14,244	95,746	—	109,990
Corporate and other operating expenses	6,074	6,767	—	12,841
Interest expense	676	15,886	(6,985)	9,577
Income (loss) before income taxes	$17,940	$(29,931)	$—	$(11,991)

Six Months Ended June 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$49,608	$271,914	$—	$321,522
Net written premiums	$49,601	$232,884	$—	$282,485
Net earned premiums	$33,286	$217,004	$—	$250,290
Net investment income	15,042	13,092	(7,089)	21,045
Net realized investment gains	1,393	12,587	—	13,980
Other income (loss)	(23)	1,033	—	1,010
Total revenues	49,698	243,716	(7,089)	286,325
Losses and Expenses:
Net losses and loss adjustment expenses	16,448	111,948	—	128,396
Acquisition costs and other underwriting expenses	10,355	89,922	—	100,277
Corporate and other operating expenses	3,306	4,538	—	7,844
Interest expense	708	16,446	(7,089)	10,065
Income before income taxes	$18,881	$20,862	$—	$39,743

GLOBAL INDEMNITY LIMITED

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Current income tax benefit:
Foreign	$—	$(64)	$—	$(18)
U.S. Federal	—	—	—	—
Total current income tax benefit	$—	(64)	$—	(18)
Deferred income tax expense (benefit):
U.S. Federal	7,005	1,250	(4,964)	5,498
Total deferred income tax expense (benefit)	7,005	1,250	(4,964)	5,498
Total income tax expense (benefit)	$7,005	$1,186	$(4,964)	$5,480

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2020		2019
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$6,348	14.2%	$649	4.1%
Adjustments:
Tax exempt interest	—	—	—	—
Dividend exclusion	(41)	(0.1)	(146)	(0.9%)
Non-deductible interest	678	1.6	688	4.3%
Other	20	—	(5)	—%
Effective income tax expense	$7,005	15.7%	$1,186	7.5%

The effective income tax expense rate for the quarter ended June 30, 2020 was 15.7%, compared with an effective income tax expense rate of 7.5% for the quarter ended June 30, 2019. The increase in income tax expense for the quarter ended June 30, 2020 was primarily due to higher pre-tax income for the Company’s U.S. subsidiaries for the quarter ended June 30, 2020 as compared to the same period in 2019.

	Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(6,287)	52.4%	$4,381	11.0%
Adjustments:
Tax exempt interest	(1)	—	(1)	—%
Dividend exclusion	(112)	0.9	(223)	(0.6%)
Non-deductible interest	1,357	(11.3)	1,368	3.5%
Other	79	(0.6)	(45)	(0.1%)
Effective income tax expense (benefit)	$(4,964)	41.4%	$5,480	13.8%

The effective income tax benefit rate for the six months ended June 30, 2020 was 41.4%, compared with an effective income tax expense rate of 13.8% for the six months ended June 30, 2019. The increase in the income tax benefit for the six months ended June 30, 2020 was primarily due to investment losses incurred by the Company’s U.S. subsidiaries.

The Company has a net operating loss (“NOL”) carryforward of $21.5 million as of June 30, 2020, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2019 was $21.9 million.

GLOBAL INDEMNITY LIMITED

The Company has a Section 163(j) (“163(j)”) carryforward of $8.1 million and $9.0 million as of June 30, 2020 and December 31, 2019, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company has an alternative minimum tax (“AMT”) credit carryforward of $5.5 million and $11.0 million as of June 30, 2020 and December 31, 2019, respectively.  The Company received $5.5 million of the AMT credit carryforward during the first quarter of 2020.  Under provisions of the CARES Act, the Company filed a request for a full refund of the remaining $5.5 million which is expected to be received in the third quarter of 2020.

8.Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$639,468	$645,959	$630,181	$680,031
Less: Ceded reinsurance receivables	78,753	97,065	76,273	109,342
Net balance at beginning of period	560,715	548,894	553,908	570,689
Incurred losses and loss adjustment expenses related to:
Current year	86,603	78,238	164,850	144,489
Prior years	(19,306)	(8,163)	(19,906)	(16,093)
Total incurred losses and loss adjustment expenses	67,297	70,075	144,944	128,396
Paid losses and loss adjustment expenses related to:
Current year	37,393	37,176	59,427	55,516
Prior years	26,767	32,854	75,573	94,630
Total paid losses and loss adjustment expenses	64,160	70,030	135,000	150,146
Net balance at end of period	563,852	548,939	563,852	548,939
Plus: Ceded reinsurance receivables	87,221	59,834	87,221	59,834
Balance at end of period	$651,073	$608,773	$651,073	$608,773

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2020, the Company reduced its prior accident year loss reserves by $19.3 million, which consisted of a $14.2 million decrease related to Commercial Specialty, a $4.6 million decrease related to Specialty Property, a $0.8 million decrease related to Farm, Ranch, & Stable, and a $0.3 million increase related to Reinsurance Operations.

The $14.2 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  An $18.3 million reduction in aggregate with $4.7 million of favorable development in the construction defect reserve category and $13.6 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category primarily recognizes lower than expected claims frequency and severity in the 2005 through 2009, 2015 and 2017 accident years, slightly offset by an increase in the 2016 accident year.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in the 2005 through 2017 accident years, partially offset by an increase in the 2019 accident year.

•	Commercial Auto Liability: A $1.0 million reduction in the 2010 through 2016 accident years recognizes lower than anticipated claims severity.

•

Property:  An increase of $5.8 million primarily recognizes higher than expected claims severity mainly in the 2017 through 2019 accident years, partially offset by a decrease in the 2016 accident year.  The bulk of the increase was

GLOBAL INDEMNITY LIMITED

in the 2018 accident year which reflects a higher estimated ultimate for Hurricane Michael.  The increase in ultimate resulted from receiving additional information in the quarter for a Property Brokerage claim.

•	Professional: A $0.7 million decrease primarily in the 2009 and 2010 accident years reflects lower than expected claims severity.

The $4.6 million decrease of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $1.4 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2018 accident years.
•

Property: A $3.2 million decrease mainly reflects lower than anticipated claims severity in the 2015 through 2018 accident years, partially offset by an increase in the 2019 accident year due to higher than expected claims severity.

The $0.8 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $0.7 million decrease mainly reflects lower than anticipated claims severity in the 2016 through 2019 accident years.
•

General Liability:  A $0.1 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2017 and 2019 accident years, partially offset by an increase in the 2013 accident year due to higher than anticipated claims severity.

The $0.3 million increase in prior accident year loss reserves related to Reinsurance Operations was from the property lines.  Based on a review of the experience reported from cedants, increases were in the 2011 and 2019 accident years, partially offset by decreases in the 2012 through 2018 accident years.

During the second quarter of 2019, the Company reduced its prior accident year loss reserves by $8.2 million, which consisted of a $0.2 million decrease related to Commercial Specialty, a $10.1 million decrease related to Specialty Property, a $0.8 million decrease related to Farm, Ranch, & Stable, and a $3.0 million increase related to Reinsurance Operations.

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

GLOBAL INDEMNITY LIMITED

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

During the first six months of 2020, the Company reduced its prior accident year loss reserves by $19.9 million, which consisted of a $14.2 million decrease related to Commercial Specialty, a $4.6 million decrease related to Specialty Property, a $0.8 million decrease related to Farm, Ranch, & Stable, and a $0.3 million decrease related to Reinsurance Operations.

The $14.2 million decrease in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  An $18.0 million reduction in aggregate with $4.7 million of favorable development in the construction defect reserve category and $13.3 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category primarily recognizes lower than expected claims frequency and severity in the 2005 through 2009, 2015 and 2017 accident years, slightly offset by an increase in the 2016 accident year.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in the 2005 through 2015 accident years, partially offset by an increase in the 2016 through 2019 accident years.

•	Workers Compensation: A $0.2 million decrease primarily in loss adjustment expense reserves in the 2012 accident year and accident years prior to 2004.

•

Property:  An increase of $5.8 million primarily recognizes higher than expected claims severity mainly in the 2017 through 2019 accident years.  The bulk of the increase was in the 2018 accident year which reflects a higher estimated ultimate for Hurricane Michael. The increase in ultimate resulted from receiving additional information in the quarter for a Property Brokerage claim.

•	Professional: A $0.7 million decrease mainly in the 2009, 2010 and 2019 accident years reflects lower than expected claims severity, partially offset by an increase in the 2006 accident year.

•	Commercial Auto Liability: A $1.0 million reduction in the 2010 through 2016 accident years recognizes lower than anticipated claims severity.

The $4.6 million decrease in prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $1.8 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2019 accident years.
•

Property: A $2.8 million decrease mainly reflects lower than anticipated claims severity in the 2015 through 2018 accident years, partially offset by an increase in the 2019 accident year due to higher than expected claims severity.

GLOBAL INDEMNITY LIMITED

The $0.8 million decrease in prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•	Property: A $0.7 million decrease mainly reflects lower than anticipated claims severity in the 2016 through 2019 accident years.

•

General Liability:  A $0.1 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2017 accident years, partially offset by an increase in the 2013 accident year due to higher than anticipated claims severity.

The $0.3 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines.  Based on a review of the experience reported from cedants, decreases were in the 2012 through 2017 accident years, partially offset by increases in the 2011, 2018 and 2019 accident years.

During the first six months of 2019, the Company reduced its prior accident year loss reserves by $16.1 million, which consisted of a $6.9 million decrease related to Commercial Specialty, a $9.2 million decrease related to Specialty Property, a $2.8 million decrease related to Farm, Ranch, & Stable, and a $2.9 million increase related to Reinsurance Operations.

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

GLOBAL INDEMNITY LIMITED

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

9.Shareholders’ Equity

There were no A ordinary shares that were surrendered or repurchased during the quarters ended June 30, 2020 and 2019.

The following table provides information with respect to the A ordinary shares that were surrendered or repurchased during the six months ended June 30, 2020:

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

There were no B ordinary shares that were surrendered or repurchased during the quarters and six months ended June 30, 2020 or 2019.

As of June 30, 2020, the Company’s A ordinary shares were held by approximately 205 shareholders of record. There were four holders of record of the Company’s B ordinary shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of June 30, 2020.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s repurchase program.

GLOBAL INDEMNITY LIMITED

Dividends

Dividend payments of $0.25 per ordinary share were declared during the six months ended June 30, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 9, 2020	March 24, 2020	March 31, 2020	$3,539
June 7, 2020	June 23, 2020	June 30, 2020	3,545
Various (1)	Various	Various	215
Total			$7,299

(1)	Represents dividends declared on unvested shares, net of forfeitures.

Dividend payments of $0.25 per ordinary share were declared during the six months ended June 30, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
Various (1)	Various	Various	110
Total			$7,156
(1)	Represents dividends declared on unvested shares, net of forfeitures.

As of June 30, 2020 and December 31, 2019, accrued dividends on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.5 million and $0.3 million, respectively.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s dividend program.
10.	Related Party Transactions

Fox Paine Entities

As of June 30, 2020, Fox Paine Capital Fund II International, L.P. and certain of its affiliates (collectively, the “Fox Paine Funds”), which are managed by Fox Paine & Company, LLC, beneficially own approximately 77.5% of the Company’s total voting power.  As of June 30, 2020, Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 4.8% of the Company’s total voting power.  The Fox Paine Funds have the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting power in the Company beneficially held by the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC (collectively, “Fox Paine Entities”) so long as the Fox Paine Entities beneficially own shares representing an aggregate 25% or more of the total voting power in the Company.  The Fox Paine Funds control the election of all of the Company’s Directors due to its controlling share ownership. The Company’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  Starting in 2014, the management fee is adjusted annually to reflect the percentage change in the CPI-U.  On May 6, 2020, the Company and Fox Paine & Company, LLC entered into the Second Amended and Restated Management Agreement, effective as of September 5, 2019 (the “Agreement”), to: (i) eliminate the Company’s obligation to reimburse Fox Paine & Company, LLC for its travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors, which have averaged approximately $550,000 per year (since execution of the Agreement in 2013), and (ii) increase Fox Paine & Company, LLC’s base Annual Service Fee by $550,000 per year.

Management fee expense of $0.8 million and $0.5 million was incurred during the quarters ended June 30, 2020 and 2019, respectively, and management fee expense of $1.4 million and $1.0 million was incurred during the six months ended June 30, 2020 and 2019, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.4 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively.

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

Illiquid Investment Fund Divestiture Fee

On December 21, 2018, GBLI Holdings, LLC (formerly known as “Global Indemnity Group, LLC”) exited an investment in a private credit fund pursuant to a sale of GBLI Holdings, LLC’s investment to third parties at par plus accrued interest. Fox Paine & Company, LLC provided services to GBLI Holdings, LLC in connection with the sale, including conducting due diligence to evaluate the private fund, recommending that GBLI Holdings, LLC withdraw from the private fund, and conducting extended negotiations with the private fund to secure GBLI Holdings, LLC’s withdrawal from the private fund on favorable terms. Fox Paine & Company, LLC’s services for GBLI Holdings, LLC in connection with the sale were performed during the second, third, and fourth quarters of 2018. The total fee for these services was $2.0 million which was accrued in the 4th quarter of 2018, which is the period in which the transaction was completed, and was paid in May 2019.

Redomestication Fee

Pursuant to the Agreement, Fox Paine & Company, LLC performed extensive financial advisory services for the Company in connection with the conceptualization, design, structuring and implementation of the redomestication plan. In accordance with the Agreement, Fox Paine & Company, LLC may propose and negotiate advisory fees for such services with the Company, subject to the provisions of the Company’s related party transaction policies, including approval of the Audit Committee. Any such advisory fees would be accrued in the period in which the transactions contemplated by the redomestication plan are consummated and would be payable following the consummation of such transactions.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of June 30, 2020, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of June 30, 2020, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.

GLOBAL INDEMNITY LIMITED

In 2019, the Company entered into a $10 million commitment to purchase an alternative investment vehicle which is comprised of mortgage loans and other real-estate related investments.  As of June 30, 2020, the Company has fully funded this commitment.

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

Options

No stock options were awarded during the quarters and six months ended June 30, 2020 and 2019.  No unvested stock options were forfeited during the quarters and six months ended June 30, 2020 or 2019.

Restricted Shares / Restricted Stock Units

There were no restricted A ordinary shares granted to key employees during the quarters ended June 30, 2020 and 2019 or the six months ended June 30, 2020.

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

There were no restricted stock units granted to key employees during the quarter ended June 30, 2020.

During the six months ended June 30, 2020, the Company granted 161,238 restricted stock units, with a weighted average grant date value of $30.32 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years on January 1, 2021, January 1, 2022 and January 1, 2023.

66,957 of these restricted stock units will vest as follows:

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

GLOBAL INDEMNITY LIMITED

During the quarter and six months ended June 30, 2019, the Company granted 175,498 restricted stock units, with a weighted average grant date value of $30.18 per unit, to key employees under the Plan. These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

During the quarters ended June 30, 2020 and 2019, the Company granted 28,482 and 15,544 A ordinary shares, respectively, at a weighted average grant date value of $23.70 and $30.96 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2020 and 2019, the Company granted 51,609 and 31,386 A ordinary shares, respectively, at a weighted average grant date value of $26.16 and $30.67 per share, respectively, to non-employee directors of the Company under the Plan. All of the shares granted to non-employee directors of the Company in 2020 and 2019 were fully vested but are subject to certain restrictions.

13.Earnings Per Share

Earnings per share have been computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss)	$37,551	$14,663	$(7,027)	$34,263
Basic earnings per share:
Weighted average shares outstanding – basic	14,275,500	14,187,276	14,262,525	14,170,689
Net income (loss) per share	$2.63	$1.03	$(0.49)	$2.42
Diluted earnings per share:
Weighted average shares outstanding – diluted (1)	14,389,400	14,331,286	14,262,525	14,324,614
Net income (loss) per share	$2.61	$1.02	$(0.49)	$2.39

(1)	For the six months ended June 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares for basic earnings per share	14,275,500	14,187,276	14,262,525	14,170,689
Non-vested restricted stock	14,112	21,293	—	17,783
Non-vested restricted stock units	24,293	117	—	949
Options	75,495	122,600	—	135,193
Weighted average shares for diluted earnings per share	14,389,400	14,331,286	14,262,525	14,324,614

If the Company had not incurred a loss in the six months ended June 30, 2020, 14,408,907 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 15,195 shares of non-vested restricted stock, 29,691 shares of non-vested restricted stock units, and 101,496 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 570,332 shares and 500,000 shares for the quarters ended June 30, 2020 and 2019, respectively, and 566,957 shares and 500,000 shares for the six months ended June 30, 2020 and 2019, respectively, which were deemed to be anti-dilutive.

GLOBAL INDEMNITY LIMITED

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

The following are tabulations of business segment information for the quarters and six months ended June 30, 2020 and 2019:

Quarter Ended June 30, 2020 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$87,297		$37,978		$23,222		$16,052		$164,549
Net written premiums	$77,880		$33,075		$20,257		$16,052		$147,264
Net earned premiums	$69,728		$33,543		$19,030		$19,546		$141,847
Other income	—		429		36		279		744
Total revenues	69,728		33,972		19,066		19,825		142,591
Losses and Expenses:
Net losses and loss adjustment expenses	28,877		13,691		13,439		11,290		67,297
Acquisition costs and other underwriting expenses	26,516		13,761		7,606		5,695		53,578
Income from segments	$14,335		$6,520		$(1,979)		$2,840		$21,716
Unallocated Items:
Net investment income (loss)									(2,359)
Net realized investment gains									38,507
Other income									22
Corporate and other operating expenses									(8,618)
Interest expense									(4,712)
Income before income taxes									44,556
Income tax expense									(7,005)
Net income									37,551

Segment assets	$753,310		$203,561		$140,658		$277,242		$1,374,771
Corporate assets									738,377
Total assets									$2,113,148

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY LIMITED

Quarter Ended June 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$77,079		$46,486		$23,697		$32,059		$179,321
Net written premiums	$67,107		$39,828		$20,075		$32,059		$159,069
Net earned premiums	$56,705		$35,567		$17,350		$18,579		$128,201
Other income (loss)	—		498		32		(8)		522
Total revenues	56,705		36,065		17,382		18,571		128,723
Losses and Expenses:
Net losses and loss adjustment expenses	32,691		11,111		13,126		13,147		70,075
Acquisition costs and other underwriting expenses	22,890		14,939		7,345		5,360		50,534
Income (loss) from segments	$1,124		$10,015		$(3,089)		$64		$8,114
Unallocated Items:
Net investment income									13,826
Net realized investment gain									3,590
Corporate and other operating expenses									(4,639)
Interest expense									(5,042)
Income before income taxes									15,849
Income tax expense									(1,186)
Net income									14,663

Segment assets	$698,466		$230,351		$140,154		$346,655		$1,415,626
Corporate assets									599,846
Total assets									$2,015,472

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2020 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$168,128		$73,221		$45,355		$33,569		$320,273
Net written premiums	$150,363		$63,082		$39,362		$33,569		$286,376
Net earned premiums	$137,442		$67,759		$37,713		$43,401		$286,315
Other income (loss)	—		856		72		(16)		912
Total revenues	137,442		68,615		37,785		43,385		287,227
Losses and Expenses:
Net losses and loss adjustment expenses	66,312		31,189		23,049		24,394		144,944
Acquisition costs and other underwriting expenses	52,509		27,993		15,244		14,244		109,990
Income (loss) from segments	$18,621		$9,433		$(508)		$4,747		$32,293
Unallocated Items:
Net investment income									7,770
Net realized investment loss									(29,655)
Other income									19
Corporate and other operating expenses									(12,841)
Interest expense									(9,577)
Loss before income taxes									(11,991)
Income tax benefit									4,964
Net loss									(7,027)

Segment assets	$753,310		$203,561		$140,658		$277,242		$1,374,771
Corporate assets									738,377
Total assets									$2,113,148

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY LIMITED

Six Months Ended June 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$141,292		$86,160		$44,462		$49,608		$321,522
Net written premiums	$122,277		$73,040		$37,567		$49,601		$282,485
Net earned premiums	$112,346		$70,186		$34,472		$33,286		$250,290
Other income	—		941		62		7		1,010
Total revenues	112,346		71,127		34,534		33,293		251,300
Losses and Expenses:
Net losses and loss adjustment expenses	54,342		31,614		21,264		21,176		128,396
Acquisition costs and other underwriting expenses	45,702		29,592		14,627		10,356		100,277
Income (loss) from segments	$12,302		$9,921		$(1,357)		$1,761		$22,627
Unallocated Items:
Net investment income									21,045
Net realized investment gain									13,980
Corporate and other operating expenses									(7,844)
Interest expense									(10,065)
Income before income taxes									39,743
Income tax expense									(5,480)
Net income									34,263

Segment assets	$698,466		$230,351		$140,154		$346,655		$1,415,626
Corporate assets									599,846
Total assets									$2,015,472

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

15.Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at June 30, 2020 and December 31, 2019, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters and six months ended June 30, 2020 and 2019 and condensed consolidating statements of cash flows for the six months ended June 30, 2020 and 2019.  GBLI Holdings, LLC is a 100% owned subsidiary of the Company.  See Note 10 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for information on the Company’s debt obligations.

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at June 30, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co- obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$252,209	$189,461	$1,094,093	$—	$1,535,763
Cash and cash equivalents	7,361	3,043	65,989	—	76,393
Investments in subsidiaries	1,003,701	395,644	422,214	(1,821,559)	—
Due from subsidiaries and affiliates	(110)	(5,588)	5,698	—	—
Notes receivable – affiliate	—	98,549	445,498	(544,047)	—
Interest receivable – affiliate	—	5,557	17,259	(22,816)	—
Premiums receivable, net	—	—	125,300	—	125,300
Reinsurance receivables, net	—	—	91,089	—	91,089
Funds held by ceding insurers	—	—	47,820	—	47,820
Federal income taxes receivable	—	9,961	(4,450)	—	5,511
Deferred federal income taxes	—	35,828	(1,861)	—	33,967
Deferred acquisition costs	—	—	70,119	—	70,119
Intangible assets	—	—	21,227	—	21,227
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	15,854	—	15,854
Receivable for securities sold	—	—	21,252	—	21,252
Other assets	17,950	20,335	30,904	(6,857)	62,332
Total assets	$1,281,111	$752,790	$2,474,526	$(2,395,279)	$2,113,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$651,073	$—	$651,073
Unearned premiums	—	—	314,061	—	314,061
Ceded balances payable	—	—	23,660	—	23,660
Contingent commissions	—	—	8,676	—	8,676
Debt	—	304,587	—	(6,857)	297,730
Notes payable – affiliates	520,498	—	23,549	(544,047)	—
Accrued interest payable – affiliates	20,764	—	2,052	(22,816)	—
Other liabilities	4,655	25,989	52,110	—	82,754
Total liabilities	545,917	330,576	1,075,181	(573,720)	1,377,954

Shareholders’ equity
Total shareholders’ equity	735,194	422,214	1,399,345	(1,821,559)	735,194

Total liabilities and shareholders’ equity	$1,281,111	$752,790	$2,474,526	$(2,395,279)	$2,113,148

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Balance Sheets at December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$44,468	$257,317	$1,261,757	$—	$1,563,542
Cash and cash equivalents	977	2,663	40,631	—	44,271
Investments in subsidiaries	1,218,491	355,777	434,278	(2,008,546)	—
Due from subsidiaries and affiliates	(3,612)	(3,965)	7,577	—	—
Notes receivable – affiliate	—	80,049	445,498	(525,547)	—
Interest receivable – affiliate	—	5,014	17,258	(22,272)	—
Premiums receivable, net	—	—	118,035	—	118,035
Reinsurance receivables, net	—	—	83,938	—	83,938
Funds held by ceding insurers	—	—	48,580	—	48,580
Federal income taxes receivable	—	14,197	(3,208)	—	10,989
Deferred federal income taxes	—	31,833	(756)	—	31,077
Deferred acquisition costs	—	—	70,677	—	70,677
Intangible assets	—	—	21,491	—	21,491
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	16,716	—	16,716
Other assets	9,394	12,622	45,021	(6,989)	60,048
Total assets	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$630,181	$—	$630,181
Unearned premiums	—	—	314,861	—	314,861
Ceded balances payable	—	—	20,404	—	20,404
Payable for securities purchased	—	—	850	—	850
Contingent commissions	—	—	11,928	—	11,928
Debt	—	303,629	—	(6,989)	296,640
Notes payable – affiliates	520,498	—	5,049	(525,547)	—
Accrued interest payable – affiliates	20,343	—	1,929	(22,272)	—
Other liabilities	2,068	17,600	54,544	—	74,212
Total liabilities	542,909	321,229	1,039,746	(554,808)	1,349,076

Shareholders’ equity
Total shareholders’ equity	726,809	434,278	1,574,268	(2,008,546)	726,809

Total liabilities and shareholders’ equity	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Quarter Ended June 30, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$141,847	$—	$141,847
Net investment income (loss)	800	(10,583)	7,690	(266)	(2,359)
Net realized investment gains	1,857	23,484	13,166	—	38,507
Other income	—	—	766	—	766
Total revenues	2,657	12,901	163,469	(266)	178,761
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	67,297	—	67,297
Acquisition costs and other underwriting expenses	—	—	53,578	—	53,578
Corporate and other operating expenses	4,969	3,527	122	—	8,618
Interest expense	277	4,637	64	(266)	4,712
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(2,589)	4,737	42,408	—	44,556
Equity in net income of subsidiaries	40,140	22,683	25,788	(88,611)	—
Income before income taxes	37,551	27,420	68,196	(88,611)	44,556
Income tax expense	—	1,632	5,373	—	7,005
Net income	$37,551	$25,788	$62,823	$(88,611)	$37,551

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Quarter Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$128,201	$—	$128,201
Net investment income	729	5,020	8,366	(289)	13,826
Net realized investment gains (losses)	406	(582)	3,766	—	3,590
Other income	—	2	520	—	522
Total revenues	1,135	4,440	140,853	(289)	146,139
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	70,075	—	70,075
Acquisition costs and other underwriting expenses	—	—	50,534	—	50,534
Corporate and other operating expenses	1,657	2,681	301	—	4,639
Interest expense	277	4,961	93	(289)	5,042
Income (loss) before equity in net income of subsidiaries and income taxes	(799)	(3,202)	19,850	—	15,849
Equity in net income of subsidiaries	15,462	7,005	5,306	(27,773)	—
Income before income taxes	14,663	3,803	25,156	(27,773)	15,849
Income tax expense (benefit)	—	(1,503)	2,689	—	1,186
Net Income	$14,663	$5,306	$22,467	$(27,773)	$14,663

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$286,315	$—	$286,315
Net investment income (loss)	598	(8,512)	16,227	(543)	7,770
Net realized investment gains (losses)	(2,746)	(40,707)	13,798	—	(29,655)
Other income	—	19	912	—	931
Total revenues	(2,148)	(49,200)	317,252	(543)	265,361
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	144,944	—	144,944
Acquisition costs and other underwriting expenses	—	—	109,990	—	109,990
Corporate and other operating expenses	6,142	6,481	218	—	12,841
Interest expense	553	9,436	131	(543)	9,577
Income (loss) before equity in net income of subsidiaries and income taxes	(8,843)	(65,117)	61,969	—	(11,991)
Equity in net income (loss) of subsidiaries	1,816	32,821	(19,865)	(14,772)	—
Income (loss) before income taxes	(7,027)	(32,296)	42,104	(14,772)	(11,991)
Income tax expense (benefit)	—	(12,431)	7,467	—	(4,964)
Net income (loss)	$(7,027)	$(19,865)	$34,637	$(14,772)	$(7,027)

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$250,290	$—	$250,290
Net investment income	1,371	2,945	17,305	(576)	21,045
Net realized investment gains	399	11,494	2,087	—	13,980
Other income	—	30	980	—	1,010
Total revenues	1,770	14,469	270,662	(576)	286,325
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	128,396	—	128,396
Acquisition costs and other underwriting expenses	—	—	100,277	—	100,277
Corporate and other operating expenses	2,986	4,247	611	—	7,844
Interest expense	551	9,918	172	(576)	10,065
Income (loss) before equity in net income of subsidiaries and income taxes	(1,767)	304	41,206	—	39,743
Equity in net income of subsidiaries	36,030	14,898	15,365	(66,293)	—
Income before income taxes	34,263	15,202	56,571	(66,293)	39,743
Income tax expense (benefit)	—	(163)	5,643	—	5,480
Net income	$34,263	$15,365	$50,928	$(66,293)	$34,263

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended June 30, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$37,551	$25,788	$62,823	$(88,611)	$37,551

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	1,632	(64)	31,661	—	33,229
Equity in other comprehensive income of unconsolidated subsidiaries	23,501	4,402	4,301	(32,204)	—
Reclassification adjustment for gains included in net income	—	(37)	(9,351)	—	(9,388)
Unrealized foreign currency translation gains	—	—	1,292	—	1,292
Other comprehensive income, net of tax	25,133	4,301	27,903	(32,204)	25,133

Comprehensive income (loss), net of tax	$62,684	$30,089	$90,726	$(120,815)	$62,684

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Quarter Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$14,663	$5,306	$22,467	$(27,773)	$14,663

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	221	(480)	18,936	—	18,677
Equity in other comprehensive income of unconsolidated subsidiaries	15,220	9,165	8,526	(32,911)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(1)	—	(1)
Reclassification adjustment for gains included in net income	(568)	(159)	(3,013)	—	(3,740)
Unrealized foreign currency translation losses	—	—	(63)	—	(63)
Other comprehensive income, net of tax	14,873	8,526	24,385	(32,911)	14,873

Comprehensive income, net of tax	$29,536	$13,832	$46,852	$(60,684)	$29,536

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$(7,027)	$(19,865)	$34,637	$(14,772)	$(7,027)

Other comprehensive income, net of tax:
Unrealized holding gains	1,632	792	28,772	—	31,196
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	18,452	7,047	7,802	(33,301)	—
Reclassification adjustment for (gains) losses included in net income	—	(37)	(11,064)	—	(11,101)
Unrealized foreign currency translation gains	—	—	(11)	—	(11)
Other comprehensive income, net of tax	20,084	7,802	25,499	(33,301)	20,084

Comprehensive income, net of tax	$13,057	$(12,063)	$60,136	$(48,073)	$13,057

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$34,263	$15,365	$50,928	$(66,293)	$34,263

Other comprehensive income, net of tax:
Unrealized holding gains	880	1,567	37,015	—	39,462
Equity in other comprehensive income of unconsolidated subsidiaries	37,454	19,490	21,300	(78,244)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive losses	—	—	(2)	—	(2)
Reclassification adjustment for (gains) losses included in net income	(561)	243	(1,500)	—	(1,818)
Unrealized foreign currency translation gains	—	—	131	—	131
Other comprehensive income, net of tax	37,773	21,300	56,944	(78,244)	37,773

Comprehensive income, net of tax	$72,036	$36,665	$107,872	$(144,537)	$72,036

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2020 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(12,069)	$(1,380)	$65,859	$52,410

Cash flows from investing activities:
Proceeds from sale of fixed maturities	475	18,125	408,511	427,111
Proceeds from sale of equity securities	69,502	309,413	—	378,915
Proceeds from maturity of fixed maturities	—	—	15,651	15,651
Proceeds from other invested assets	500	123	—	623
Amounts paid in connection with derivatives	—	(20,060)	—	(20,060)
Purchases of fixed maturities	(167,316)	(33,362)	(257,163)	(457,841)
Purchases of equity securities	(103,445)	(254,640)	—	(358,085)
Purchases of other invested assets	—	(297)	—	(297)
Net cash provided by (used for) investing activities	(200,284)	19,302	166,999	(13,983)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	958	—	958
Issuance of note to affiliates	—	(18,500)	18,500	—
Dividends paid to shareholders	(7,120)	—	—	(7,120)
Dividends from subsidiary	226,000	—	(226,000)	—
Purchase of A ordinary shares	(143)	—	—	(143)
Net cash provided by (used for) financing activities	218,737	(17,542)	(207,500)	(6,305)

Net change in cash and cash equivalents	6,384	380	25,358	32,122
Cash and cash equivalents at beginning of period	977	2,663	40,631	44,271
Cash and cash equivalents at end of period	$7,361	$3,043	$65,989	$76,393

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations

GLOBAL INDEMNITY LIMITED

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$1,521	$(14,207)	$9,551	$(3,135)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	101,584	419,552	569,529
Proceeds from sale of equity securities	3,600	163,428	—	167,028
Proceeds from maturity of fixed maturities	—	—	95,994	95,994
Proceeds from other invested assets	2,349	—	—	2,349
Amounts paid in connection with derivatives	—	(8,022)	—	(8,022)
Purchases of fixed maturities	(10,548)	(22,726)	(540,604)	(573,878)
Purchases of equity securities	(39,332)	(245,652)	—	(284,984)
Purchases of other invested assets	—	(3,500)	—	(3,500)
Net cash provided by (used for) investing activities	4,462	(14,888)	(25,058)	(35,484)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	3,409	—	3,409
Dividends paid to shareholders	(7,125)	—	—	(7,125)
Purchase of A ordinary shares	(947)	—	—	(947)
Net cash provided by (used for) financing activities	(8,072)	3,409	—	(4,663)

Net change in cash and cash equivalents	(2,089)	(25,686)	(15,507)	(43,282)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$132	$353	$55,730	$56,215

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
16.	New Accounting Pronouncements

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

In June, 2016, the FASB issued new accounting guidance addressing the measurement of credit losses on financial instruments.  The new guidance requires financial assets measured at amortized cost, which includes but are not limited to premiums receivable and reinsurance receivables, to be presented at the net amount expected to be collected over the life of the asset using an allowance for credit losses.  Changes in the allowance are charged to earnings.  The measurement of expected credit losses should consider relevant information about past events, including historical experience, current information, as well as reasonable and supportable forecasts that affect the collectability of the financial assets.  For available for sale debt securities, credit losses should be measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired securities and allows for the reversal of credit losses in the current period net income.  In addition, the Company made certain accounting policy elections related to accrued interest receivables which are described in Note 3.  The Company adopted this new accounting guidance on January 1, 2020 using a modified-retrospective approach.  The adoption of this new accounting guidance and the impact on the Company’s financial condition, results of operations, and cash flows is described primarily within Note 3 and Note 6.

Please see Note 22 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

17.Subsequent Events

In July 2020, the Company notified the Trustee of the 7.75% Subordinated Notes due 2045 (“2045 Notes”) that it has elected to redeem the entire $100 million in aggregate principal amount of the outstanding 2045 Notes plus accrued and unpaid interest on the 2045 Notes redeemed to, but not including, the Redemption Date of August 15, 2020.

Please see Note 10 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s 2045 Notes.

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

Recent Developments

COVID-19

The global outbreak of COVID-19 presents significant risks to the Company which the Company is not able to fully evaluate at the current time. The COVID-19 pandemic may affect the Company’s operations in the third quarter and may continue to do so indefinitely, thereafter.  The Company may experience reductions in premium volume, delays in the collection of premiums, and increases in COVID-19 related claims.  The volatility in the global financial markets may negatively impact the market value of the Company’s investment portfolio and may result in net realized investment losses as well as a decline in the liquidity of the investment portfolio.  All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, distribution, marketing, customers and agents, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and such effects could exist for an extended period of time even after the pandemic ends.

Proposed Redomestication

On June 23, 2020, the Company announced that the Company’s Board of Directors approved a plan to redomesticate the Company and its Bermuda subsidiary, Global Indemnity Reinsurance, to the United States. The Board also approved the filing of a preliminary proxy statement with the U.S. Securities and Exchange Commission in connection with a special meeting of the Company’s shareholders that will be called to consider and approve the redomestication plan.  The preliminary proxy was filed on June 23, 2020.  This plan to redomesticate is also awaiting regulatory approval. If approved by its shareholders and regulatory approval is received, the Company anticipates that the redomestication will close on or around 12:01am (Eastern Time) on August 28, 2020. Please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the proposed redomestication.

Redemption of Debt

In July 2020, the Company notified the Trustee of the 7.75% Subordinated Notes due 2045 (“2045 Notes”) that it has elected to redeem the entire $100 million in aggregate principal amount of the outstanding 2045 Notes plus accrued and unpaid interest on the 2045 Notes redeemed to, but not including, the Redemption Date of August 15, 2020.

Dividend

During 2020, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020.  Dividends paid were $7.1 million during the six months ended June 30, 2020.

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

GLOBAL INDEMNITY LIMITED

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

The Company’s Specialty Property segment, via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 230 agents, primarily comprised of wholesale general agents, with specific binding authority in the admitted marketplace.

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

The Company’s Reinsurance Operations, consisting solely of the operations of Global Indemnity Reinsurance, currently provides reinsurance solutions through brokers and on a direct basis.  Global Indemnity Reinsurance is a Bermuda based treaty reinsurer for specialty property and casualty insurance and reinsurance companies. Global Indemnity Reinsurance conducts business in Bermuda and is focused on using its capital capacity to write niche and specialty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.  Assuming the Company redomesticates, which is expected to occur in the third quarter of 2020, Global Indemnity Reinsurance’s business will be assumed by the Company’s existing U.S. insurance company subsidiaries.

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

GLOBAL INDEMNITY LIMITED

please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no significant changes to any of these policies or underlying methodologies during the current year except for the following.

Effective January 1, 2020, the Company adopted new accounting guidance related to the measurement of credit losses on financial instruments. In conjunction with implementing this new guidance, the Company modified its impairment process as well as made certain accounting policy elections related to accrued interest receivables.  Please see Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion on the Company’s impairment process and accounting policy elections related to accrued interest receivable. Please see Note 6 for a discussion on the Company’s policies related to the evaluation process when estimating expected credit losses for premiums receivable and reinsurance receivables.

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2020 and 2019:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Gross written premiums	$164,549	$179,321	(8.2%)	$320,273	$321,522	(0.4%)

Net written premiums	$147,264	$159,069	(7.4%)	$286,376	$282,485	1.4%

Net earned premiums	$141,847	$128,201	10.6%	$286,315	$250,290	14.4%
Other income	766	522	46.7%	931	1,010	(7.8%)
Total revenues	142,613	128,723	10.8%	287,246	251,300	14.3%

Losses and expenses:
Net losses and loss adjustment expenses	67,297	70,075	(4.0%)	144,944	128,396	12.9%
Acquisition costs and other underwriting expenses	53,578	50,534	6.0%	109,990	100,277	9.7%
Underwriting income	21,738	8,114	167.9%	32,312	22,627	42.8%

Net investment income (loss)	(2,359)	13,826	(117.1%)	7,770	21,045	(63.1%)
Net realized investment gains (losses)	38,507	3,590	NM	(29,655)	13,980	NM
Corporate and other operating expenses	(8,618)	(4,639)	85.8%	(12,841)	(7,844)	63.7%
Interest expense	(4,712)	(5,042)	(6.5%)	(9,577)	(10,065)	(4.8%)
Income (loss) before income taxes	44,556	15,849	181.1%	(11,991)	39,743	(130.2%)

Income tax expense (benefit)	7,005	1,186	NM	(4,964)	5,480	NM
Net income (loss)	$37,551	$14,663	156.1%	$(7,027)	$34,263	(120.5%)

Underwriting Ratios:
Loss ratio (1):	47.4%	54.6%		50.6%	51.3%
Expense ratio (2)	37.8%	39.4%		38.4%	40.1%
Combined ratio (3)	85.2%	94.0%		89.0%	91.4%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY LIMITED

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Gross written premiums (1)
Commercial Specialty (3)	$87,297	$77,079	13.3%	$168,128	$141,292	19.0%
Specialty Property (3)	37,978	46,486	(18.3%)	73,221	86,160	(15.0%)
Farm, Ranch, & Stable (3)	23,222	23,697	(2.0%)	45,355	44,462	2.0%
Reinsurance (4)	16,052	32,059	(49.9%)	33,569	49,608	(32.3%)
Total gross written premiums	$164,549	$179,321	(8.2%)	$320,273	$321,522	(0.4%)

Ceded written premiums
Commercial Specialty (3)	$9,417	$9,972	(5.6%)	$17,765	$19,015	(6.6%)
Specialty Property (3)	4,903	6,658	(26.4%)	10,139	13,120	(22.7%)
Farm, Ranch, & Stable (3)	2,965	3,622	(18.1%)	5,993	6,895	(13.1%)
Reinsurance (4)	—	—	—%	—	7	(100.0%)
Total ceded written premiums	$17,285	$20,252	(14.7%)	$33,897	$39,037	(13.2%)

Net written premiums (2)
Commercial Specialty (3)	$77,880	$67,107	16.1%	$150,363	$122,277	23.0%
Specialty Property (3)	33,075	39,828	(17.0%)	63,082	73,040	(13.6%)
Farm, Ranch, & Stable (3)	20,257	20,075	0.9%	39,362	37,567	4.8%
Reinsurance (4)	16,052	32,059	(49.9%)	33,569	49,601	(32.3%)
Total net written premiums	$147,264	$159,069	(7.4%)	$286,376	$282,485	1.4%

Net earned premiums
Commercial Specialty (3)	$69,728	$56,705	23.0%	$137,442	$112,346	22.3%
Specialty Property (3)	33,543	35,567	(5.7%)	67,759	70,186	(3.5%)
Farm, Ranch, & Stable (3)	19,030	17,350	9.7%	37,713	34,472	9.4%
Reinsurance (4)	19,546	18,579	5.2%	43,401	33,286	30.4%
Total net earned premiums	$141,847	$128,201	10.6%	$286,315	$250,290	14.4%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(4)	External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 8.2% and 0.4% for the quarter and six months ended June 30, 2020 as compared to same period in 2019.  The decrease is mainly due to the reduction of catastrophe exposed business within both Specialty Property and Farm, Ranch, & Stable, reduction in business not providing an adequate return on capital within Specialty Property, and Reinsurance Operations’ non-renewal of its property catastrophe treaties.  This reduction in premiums was partially offset by organic growth from existing agents, increased pricing, and several new programs within Commercial Specialty, rate increases and new agent appointments within Farm, Ranch, & Stable, and growth of the new casualty treaty entered into by Reinsurance Operations in 2019.

GLOBAL INDEMNITY LIMITED

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Commercial Specialty	89.2%	87.1%	2.1	89.4%	86.5%	2.9
Specialty Property	87.1%	85.7%	1.4	86.2%	84.8%	1.4
Farm, Ranch, & Stable	87.2%	84.7%	2.5	86.8%	84.5%	2.3
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Total	89.5%	88.7%	0.8	89.4%	87.9%	1.5

The net premium retention for the quarter and six months ended June 30, 2020 increased by 0.8 points and 1.5 points, respectively, as compared to the same period in 2019.  This increase in retention is primarily driven by the restructuring of the Company’s catastrophe reinsurance treaties as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 23.0% and 22.3% for the quarter and six months ended June 30, 2020, respectively, as compared to the same period in 2019.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs.  Property net earned premiums were $31.9 million and $25.9 million for the quarters ended June 30, 2020 and 2019, respectively, and $62.4 million and $54.0 million for the six months ended June 30, 2020 and 2019, respectively. Casualty net earned premiums were $37.8 million and $30.8 million for the quarters ended June 30, 2020 and 2019, respectively, and $75.0 million and $58.3 million for the six months ended June 30, 2020 and 2019, respectively.

Net earned premiums within the Specialty Property segment decreased by 5.7% and 3.5% for the quarter and six months ended June 30, 2020, respectively, as compared to the same period in 2019 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital. Property net earned premiums were $31.2 million and $32.8 million for the quarters ended June 30, 2020 and 2019, respectively, and $62.8 million and $64.7 million for the six months ended June 30, 2020 and 2019, respectively. Casualty net earned premiums were $2.4 million and $2.8 million for the quarters ended June 30, 2020 and 2019, respectively, and $4.9 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively.

Net earned premiums within the Farm, Ranch, & Stable segment increased by 9.7% and 9.4% for the quarter and six months ended June 30, 2020, respectively, as compared to the same period in 2019. The increase in net earned premiums was primarily due to a growth in premiums written in prior periods as a result of rate increases and new agent appointments.  Property net earned premiums were $13.7 million and $12.3 million for the quarters ended June 30, 2020 and 2019, respectively, and $27.1 million and $24.6 million for the six months ended June 30, 2020 and 2019, respectively. Casualty net earned premiums were $5.3 million and $5.0 million for the quarters ended June 30, 2020 and 2019, respectively, and $10.6 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 5.2% and 30.4% for the quarter and six months ended June 30, 2020, respectively, as compared to the same period in 2019 primarily due to the new casualty treaty entered into during 2019 partially offset by the non-renewal of its property catastrophe treaties.  Property net earned premiums were $9.1 million and $14.4 million for the quarters ended June 30, 2020 and 2019, respectively, and $19.0 million and $26.8 million for the six months ended June 30, 2020 and 2019, respectively.  Casualty net earned premiums were $10.5 million and $4.2 million for the quarters ended June 30, 2020 and 2019, respectively, and $24.4 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively.

GLOBAL INDEMNITY LIMITED

Reserves

Management’s best estimate at June 30, 2020 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $651.1 million and $563.9 million, respectively, as of June 30, 2020.  A breakout of the Company’s gross and net reserves, as of June 30, 2020, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$129,107	$278,698	$407,805
Specialty Property	13,872	29,682	43,554
Farm, Ranch, & Stable	14,128	36,652	50,780
Reinsurance Operations	58,221	90,713	148,934
Total	$215,328	$435,745	$651,073

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$103,823	$236,916	$340,739
Specialty Property	9,627	24,871	34,498
Farm, Ranch, & Stable	10,913	28,768	39,681
Reinsurance Operations	58,221	90,713	148,934
Total	$182,584	$381,268	$563,852

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $164.9 million for claims occurring during the six months ended June 30, 2020:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(23,911)	$(16,078)	$(8,245)	$(412)	$7,420
	-3%	(20,942)	(12,945)	(4,947)	3,051	11,048
	-2%	(19,458)	(11,378)	(3,298)	4,782	12,862
	-1%	(17,974)	(9,812)	(1,649)	6,514	14,676
	0%	(16,490)	(8,245)	—	8,245	16,490
	1%	(15,006)	(6,678)	1,649	9,976	18,304
	2%	(13,522)	(5,112)	3,298	11,708	20,118
	3%	(12,038)	(3,545)	4,947	13,439	21,932
	5%	(9,069)	(412)	8,245	16,902	25,560

The Company’s net reserves for losses and loss adjustment expenses of $563.9 million as of June 30, 2020 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY LIMITED

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$87,297	$77,079	13.3%	$168,128	$141,292	19.0%

Net written premiums	$77,880	$67,107	16.1%	$150,363	$122,277	23.0%

Net earned premiums	$69,728	$56,705	23.0%	$137,442	$112,346	22.3%
Total revenues	69,728	56,705	23.0%	137,442	112,346	22.3%

Losses and expenses:
Net losses and loss adjustment expenses	28,877	32,691	(11.7%)	66,312	54,342	22.0%
Acquisition costs and other underwriting expenses	26,516	22,890	15.8%	52,509	45,702	14.9%
Underwriting income	$14,335	$1,124	NM	$18,621	$12,302	51.4%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	61.8%	58.0%	3.8	58.6%	54.5%	4.1
Prior accident year	(20.4%)	(0.4%)	(20.0)	(10.4%)	(6.1%)	(4.3)
Calendar year loss ratio	41.4%	57.6%	(16.2)	48.2%	48.4%	(0.2)
Expense ratio	38.0%	40.4%	(2.4)	38.2%	40.7%	(2.5)
Combined ratio	79.4%	98.0%	(18.6)	86.4%	89.1%	(2.7)

NM – not meaningful

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Quarters Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020		2019		2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$14,563	45.6%	$11,322	43.6%	$26,812	42.9%	$22,053	40.8%
Effect of prior accident year	689	2.2%	138	0.5%	330	0.5%	(975)	(1.8%)
Non catastrophe property losses and ratio (2)	$15,252	47.8%	$11,460	44.1%	$27,142	43.4%	$21,078	39.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$9,866	30.9%	$3,891	15.0%	$13,579	21.8%	$5,357	9.9%
Effect of prior accident year	5,099	16.0%	(99)	(0.4%)	5,437	8.7%	48	0.1%
Catastrophe losses and ratio (2)	$14,965	46.9%	$3,792	14.6%	$19,016	30.5%	$5,405	10.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$24,429	76.5%	$15,213	58.6%	$40,391	64.7%	$27,410	50.7%
Effect of prior accident year	5,788	18.2%	39	0.1%	5,767	9.2%	(927)	(1.7%)
Total property losses and ratio (2)	$30,217	94.7%	$15,252	58.7%	$46,158	73.9%	$26,483	49.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$18,697	49.4%	$17,698	57.5%	$40,170	53.6%	$33,818	58.0%
Effect of prior accident year	(20,037)	(53.0%)	(259)	(0.8%)	(20,016)	(26.7%)	(5,959)	(10.2%)
Total Casualty losses and ratio (2)	$(1,340)	(3.6%)	$17,439	56.7%	$20,154	26.9%	$27,859	47.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$43,126	61.8%	$32,911	58.0%	$80,561	58.6%	$61,228	54.5%
Effect of prior accident year	(14,249)	(20.4%)	(220)	(0.4%)	(14,249)	(10.4%)	(6,886)	(6.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$28,877	41.4%	$32,691	57.6%	$66,312	48.2%	$54,342	48.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Property losses
Non-catastrophe	$14,563	$11,322	28.6%	$26,812	$22,053	21.6%
Catastrophe	9,866	3,891	153.6%	13,579	5,357	153.5%
Property losses	24,429	15,213	60.6%	40,391	27,410	47.4%
Casualty losses	18,697	17,698	5.6%	40,170	33,818	18.8%
Total accident year losses	$43,126	$32,911	31.0%	$80,561	$61,228	31.6%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	45.6%	43.6%	2.0	42.9%	40.8%	2.1
Catastrophe	30.9%	15.0%	15.9	21.8%	9.9%	11.9
Property loss ratio	76.5%	58.6%	17.9	64.7%	50.7%	14.0
Casualty loss ratio	49.4%	57.5%	(8.1)	53.6%	58.0%	(4.4)
Total accident year loss ratio	61.8%	58.0%	3.8	58.6%	54.5%	4.1

The current accident year non-catastrophe property loss ratio increased by 2.0 points during the quarter ended June 30, 2020 as compared to the same period in 2019 reflecting a higher claims frequency for the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 2.1 points during the six months ended June 30, 2020 as compared to the same period in 2019 reflecting a higher claims frequency for the first six months compared to last year.

The current accident year catastrophe loss ratio increased by 15.9 points during the quarter ended June 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the second accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 11.9 points during the six months ended June 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the first six months compared to last year.

The current accident year casualty loss ratio improved by 8.1 points during the quarter ended June 30, 2020 as compared to the same period in 2019 due to a lower claims frequency for the second accident quarter compared to last year.

The current accident year casualty loss ratio improved by 4.4 points during the six months ended June 30, 2020 as compared to the same period in 2019 due to a lower claims frequency through the first six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes a decrease of $14.2 million, or 20.4 percentage points, and a decrease of $14.2 million, or 10.4 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes a decrease of $0.2 million, or 0.4 percentage points, and a decrease of $6.9 million, or 6.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 2.4 points from 40.4% for the quarter ended June 30, 2019 to 38.0% for the quarter ended June 30, 2020 and improved by 2.5 points from 40.7% for the six months ended June 30, 2019 to 38.2% for the six months ended June 30, 2020. The improvement in the expense ratio is primarily due to higher earned premiums.

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

Specialty Property

The components of income and loss from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$37,978	$46,486	(18.3%)	$73,221	$86,160	(15.0%)

Net written premiums	$33,075	$39,828	(17.0%)	$63,082	$73,040	(13.6%)

Net earned premiums	$33,543	$35,567	(5.7%)	$67,759	$70,186	(3.5%)
Other income	429	498	(13.9%)	856	941	(9.0%)
Total revenues	33,972	36,065	(5.8%)	68,615	71,127	(3.5%)

Losses and expenses:
Net losses and loss adjustment expenses	13,691	11,111	23.2%	31,189	31,614	(1.3%)
Acquisition costs and other underwriting expenses	13,761	14,939	(7.9%)	27,993	29,592	(5.4%)
Underwriting income	$6,520	$10,015	(34.9%)	$9,433	$9,921	(4.9%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	54.5%	59.8%	(5.3)	52.8%	58.2%	(5.4)
Prior accident year	(13.7%)	(28.5%)	14.8	(6.8%)	(13.2%)	6.4
Calendar year loss ratio	40.8%	31.3%	9.5	46.0%	45.0%	1.0
Expense ratio	41.0%	42.0%	(1.0)	41.3%	42.2%	(0.9)
Combined ratio	81.8%	73.3%	8.5	87.3%	87.2%	0.1

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Quarters Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020		2019		2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$11,032	35.4%	$17,274	52.7%	$25,425	40.5%	$34,013	52.5%
Effect of prior accident year	(3,383)	(10.9%)	(124)	(0.4%)	(3,045)	(4.8%)	(180)	(0.3%)
Non catastrophe property losses and ratio (2)	$7,649	24.5%	$17,150	52.3%	$22,380	35.7%	$33,833	52.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$6,228	20.0%	$2,394	7.3%	$8,307	13.2%	$4,084	6.3%
Effect of prior accident year	178	0.6%	(9,838)	(30.0%)	209	0.3%	(8,989)	(13.9%)
Catastrophe losses and ratio (2)	$6,406	20.6%	$(7,444)	(22.7%)	$8,516	13.5%	$(4,905)	(7.6%)

Total property losses and ratio excluding the effect of prior accident year (1)	$17,260	55.4%	$19,668	60.0%	$33,732	53.7%	$38,097	58.8%
Effect of prior accident year	(3,205)	(10.3%)	(9,962)	(30.4%)	(2,836)	(4.5%)	(9,169)	(14.2%)
Total property losses and ratio (2)	$14,055	45.1%	$9,706	29.6%	$30,896	49.2%	$28,928	44.6%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$1,019	43.1%	$1,591	57.7%	$2,045	41.5%	$2,761	50.6%
Effect of prior accident year	(1,383)	(58.5%)	(186)	(6.7%)	(1,752)	(35.6%)	(75)	(1.4%)
Total Casualty losses and ratio (2)	$(364)	(15.4%)	$1,405	51.0%	$293	5.9%	$2,686	49.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$18,279	54.5%	$21,259	59.8%	$35,777	52.8%	$40,858	58.2%
Effect of prior accident year	(4,588)	(13.7%)	(10,148)	(28.5%)	(4,588)	(6.8%)	(9,244)	(13.2%)
Total net losses and loss adjustment expense and total loss ratio (2)	$13,691	40.8%	$11,111	31.3%	$31,189	46.0%	$31,614	45.0%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.4 million and $0.5 million for the quarters ended June 30, 2020 and 2019, respectively, and $0.9 million for both of the six months ended June 30, 2020 and 2019.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Property losses
Non-catastrophe	$11,032	$17,274	(36.1%)	$25,425	$34,013	(25.2%)
Catastrophe	6,228	2,394	160.2%	8,307	4,084	103.4%
Property losses	17,260	19,668	(12.2%)	33,732	38,097	(11.5%)
Casualty losses	1,019	1,591	(36.0%)	2,045	2,761	(25.9%)
Total accident year losses	$18,279	$21,259	(14.0%)	$35,777	$40,858	(12.4%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	35.4%	52.7%	(17.3)	40.5%	52.5%	(12.0)
Catastrophe	20.0%	7.3%	12.7	13.2%	6.3%	6.9
Property loss ratio	55.4%	60.0%	(4.6)	53.7%	58.8%	(5.1)
Casualty loss ratio	43.1%	57.7%	(14.6)	41.5%	50.6%	(9.1)
Total accident year loss ratio	54.5%	59.8%	(5.3)	52.8%	58.2%	(5.4)

The current accident year non-catastrophe property loss ratio improved by 17.3 points during the quarter ended June 30, 2020 as compared to the same period in 2019 reflecting a lower claims frequency in the second accident quarter and lower claims severity in the calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 12.0 points during the six months ended June 30, 2020 as compared to the same period in 2019 due to a lower claims frequency and severity through six months compared to last year.

The current accident year catastrophe loss ratio increased by 12.7 points during the quarter ended June 30, 2020 as compared to the same period in 2019 due to a higher claims frequency for the second accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 6.9 points during the six months ended June 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the first six months compared to last year.

The current accident year casualty loss ratio improved by 14.6 points during the quarter ended June 30, 2020 as compared to the same period in 2019 reflecting a lower claims frequency in the second accident quarter compared to last year.

The current accident year casualty loss ratio improved by 9.1 points during the six months ended June 30, 2020 as compared to the same period in 2019 due to a lower claims frequency through six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes a decrease of $4.6 million, or 13.7 percentage points, and a decrease of $4.6 million, or 6.8 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes an decrease of $10.1 million, or 28.5 percentage points, and a decrease of $9.2 million, or 13.2 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment improved 1.0 points from 42.0% for the quarter ended June 30, 2019 to 41.0% for the quarter ended June 30, 2020 and improved by 0.9 points from 42.2% for the six months ended

GLOBAL INDEMNITY LIMITED

June 30, 2019 to 41.3% for the six months ended June 30, 2020. The improvement in the expense ratio is primarily due to a reduction in travel and entertainment cost as well as advertising expenses.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

Farm, Ranch, & Stable

The components of income and loss from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$23,222	$23,697	(2.0%)	$45,355	$44,462	2.0%

Net written premiums	$20,257	$20,075	0.9%	$39,362	$37,567	4.8%

Net earned premiums	$19,030	$17,350	9.7%	$37,713	$34,472	9.4%
Other income	36	32	12.5%	72	62	16.1%
Total revenues	19,066	17,382	9.7%	37,785	34,534	9.4%

Losses and expenses:
Net losses and loss adjustment expenses	13,439	13,126	2.4%	23,049	21,264	8.4%
Acquisition costs and other underwriting expenses	7,606	7,345	3.6%	15,244	14,627	4.2%
Underwriting income	$(1,979)	$(3,089)	35.9%	$(508)	$(1,357)	62.6%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	74.8%	80.0%	(5.2)	63.2%	69.9%	(6.7)
Prior accident year	(4.2%)	(4.4%)	0.2	(2.1%)	(8.2%)	6.1
Calendar year loss ratio	70.6%	75.6%	(5.0)	61.1%	61.7%	(0.6)
Expense ratio	40.0%	42.3%	(2.3)	40.4%	42.4%	(2.0)
Combined ratio	110.6%	117.9%	(7.3)	101.5%	104.1%	(2.6)

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quote share agreement. The quota share agreement was terminated effective January 1, 2018.

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

	Quarters Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020		2019		2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$4,737	34.6%	$7,651	62.1%	$9,814	36.2%	$14,401	58.5%
Effect of prior accident year	(707)	(5.2%)	(300)	(2.4%)	(1,265)	(4.7%)	(431)	(1.8%)
Non catastrophe property losses and ratio (2)	$4,030	29.4%	$7,351	59.7%	$8,549	31.5%	$13,970	56.7%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$7,117	52.0%	$3,799	30.9%	$8,518	31.4%	$4,725	19.2%
Effect of prior accident year	11	0.1%	(409)	(3.3%)	561	2.1%	(695)	(2.8%)
Catastrophe losses and ratio (2)	$7,128	52.1%	$3,390	27.6%	$9,079	33.5%	$4,030	16.4%

Total property losses and ratio excluding the effect of prior accident year (1)	$11,854	86.6%	$11,450	93.0%	$18,332	67.6%	$19,126	77.7%
Effect of prior accident year	(696)	(5.1%)	(709)	(5.7%)	(704)	(2.6%)	(1,126)	(4.6%)
Total property losses and ratio (2)	$11,158	81.5%	$10,741	87.3%	$17,628	65.0%	$18,000	73.1%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$2,388	44.7%	$2,431	48.3%	$5,520	52.0%	$4,959	50.3%
Effect of prior accident year	(107)	(2.0%)	(46)	(0.9%)	(99)	(0.9%)	(1,695)	(17.2%)
Total Casualty losses and ratio (2)	$2,281	42.7%	$2,385	47.4%	$5,421	51.1%	$3,264	33.1%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$14,242	74.8%	$13,881	80.0%	$23,852	63.2%	$24,085	69.9%
Effect of prior accident year	(803)	(4.2%)	(755)	(4.4%)	(803)	(2.1%)	(2,821)	(8.2%)
Total net losses and loss adjustment expense and total loss ratio (2)	$13,439	70.6%	$13,126	75.6%	$23,049	61.1%	$21,264	61.7%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters and six months ended June 30, 2020 and 2019.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY LIMITED

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Property losses
Non-catastrophe	$4,737	$7,651	(38.1%)	$9,814	$14,401	(31.9%)
Catastrophe	7,117	3,799	87.3%	8,518	4,725	80.3%
Property losses	11,854	11,450	3.5%	18,332	19,126	(4.2%)
Casualty losses	2,388	2,431	(1.8%)	5,520	4,959	11.3%
Total accident year losses	$14,242	$13,881	2.6%	$23,852	$24,085	(1.0%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	34.6%	62.1%	(27.5)	36.2%	58.5%	(22.3)
Catastrophe	52.0%	30.9%	21.1	31.4%	19.2%	12.2
Property loss ratio	86.6%	93.0%	(6.4)	67.6%	77.7%	(10.1)
Casualty loss ratio	44.7%	48.3%	(3.6)	52.0%	50.3%	1.7
Total accident year loss ratio	74.8%	80.0%	(5.2)	63.2%	69.9%	(6.7)

The current accident year non-catastrophe property loss ratio improved by 27.5 points during the quarter ended June 30, 2020 as compared to the same period in 2019 due to a lower claims frequency for the second accident quarter and lower claims severity in the calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 22.3 points during the six months ended June 30, 2020 as compared to the same period in 2019 reflecting a lower claims frequency and severity for the first six months compared to last year.

The current accident year catastrophe loss ratio increased by 21.1 points during the quarter ended June 30, 2020 as compared to the same period in 2019 reflecting a higher claims frequency and severity for the second accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 12.2 points during the six months ended June 30, 2020 as compared to the same period in 2019 reflecting a higher claims frequency and severity through six months compared to last year.

The current accident year casualty loss ratio improved by 3.6 points during the quarter ended June 30, 2020 as compared to the same period in 2019 primarily due to a lower claims frequency for the second accident quarter compared to last year.

The current accident year casualty loss ratio increased by 1.7 points during the six months ended June 30, 2020 as compared to the same period in 2019.   The increase in the loss ratio reflects a higher claims severity through six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes a decrease of $0.8 million, or  4.2 percentage points, and a decrease of $0.8 million, or 2.1 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes a decrease of $0.8 million, or 4.4 percentage points, and a decrease of $2.8 million, or 8.2 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY LIMITED

Expense Ratios

The expense ratio for the Company’s Farm, Ranch, & Stable Segment improved 2.3 points from 42.3% for the quarter ended June 30, 2019 to 40.0% for the quarter ended June 30, 2020 and improved 2.0 points from 42.4% for the six months ended June 30, 2019 to 40.4% for the six months ended June 30, 2020.  The improvement in the expense ratio is primarily due to higher earned premiums.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$16,052	$32,059	(49.9%)	$33,569	$49,608	(32.3%)

Net written premiums	$16,052	$32,059	(49.9%)	$33,569	$49,601	(32.3%)

Net earned premiums	$19,546	$18,579	5.2%	$43,401	$33,286	30.4%
Other income (loss)	279	(8)	NM	(16)	7	NM
Total revenues	19,825	18,571	6.8%	43,385	33,293	30.3%

Losses and expenses:
Net losses and loss adjustment expenses	11,290	13,147	(14.1%)	24,394	21,176	15.2%
Acquisition costs and other underwriting expenses	5,695	5,360	6.3%	14,244	10,356	37.5%
Underwriting income	$2,840	$64	NM	$4,747	$1,761	169.6%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	56.1%	54.8%	1.3	56.8%	55.0%	1.8
Prior accident year	1.7%	15.9%	(14.2)	(0.6%)	8.6%	(9.2)
Calendar year loss ratio (3)	57.8%	70.7%	(12.9)	56.2%	63.6%	(7.4)
Expense ratio	29.1%	28.8%	0.3	32.8%	31.1%	1.7
Combined ratio	86.9%	99.5%	(12.6)	89.0%	94.7%	(5.7)

NM – not meaningful

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

GLOBAL INDEMNITY LIMITED

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

Other Income

The Company recognized income of $0.3 million and a loss of less than $0.1 million for the quarters ended June 30, 2020 and 2019, respectively, and recognized a loss of less than $0.1 million and income of less of $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 1.3 points during the quarter ended June 30, 2020 as compared to the same period in 2019.  The current accident year loss ratio increased for the property non-catastrophe business compared to the same period last year.  Also, the increase in the total loss ratio reflects a mix of business shift to more casualty premium which has a higher expected loss ratio than property.

The current accident year loss ratio increased by 1.8 points during the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to an increase in the property non-catastrophe loss ratio and the change in mix of business, as there is more casualty premium being written which has a higher expected loss ratio than property.

The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes an increase of $0.3 million, or 1.7 percentage points, and a decrease of $0.3 million, or 0.6 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2019 includes an increase of $3.0 million, or 15.9 percentage points, and an increase of $2.9 million, or 8.6 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 0.3 points from 28.8% for the quarter ended June 30, 2019 to 29.1% for the quarter ended June 30, 2020 and increased by 1.7 points from 31.1% for the six months ended June 30, 2019 to 32.8% for the six months ended June 30, 2020. The increase in the expense ratio for the six months ended June 30, 2020 is primarily due to an increase in commission expense resulting from a change in business mix.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 4.2 years.

GLOBAL INDEMNITY LIMITED

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Gross investment income (loss) (1)	$(2,012)	$14,748	(113.6%)	$9,106	$22,550	(59.6%)
Investment expenses	(347)	(922)	(62.4%)	(1,336)	(1,505)	(11.2%)
Net investment income	$(2,359)	$13,826	(117.1%)	$7,770	$21,045	(63.1%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 113.6% and 59.6% for the quarter and the six months ended June 30, 2020, respectively, as compared to the same period in 2019.  The decrease for the quarter and six months ended was primarily due to decreased returns from alternative investments which are booked on a one quarter lag due to the limited partnerships typically not reporting results until one to three months following the end of the reporting period.

Investment expenses decreased by 62.4% and 11.2% for the quarter ended and six months ended June 30, 2020, respectively, as compared to the same period in 2019 due to including investment expenses related to mutual funds as a direct offset to investment income.

At June 30, 2020, the Company held agency mortgage-backed securities with a market value of $262.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.8 years as of June 30, 2020, compared with 3.7 years as of June 30, 2019.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.5 years as of June 30, 2020, compared with 3.5 years as of June 30, 2019. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.5% as of June 30, 2020, compared to 3.0% as of June 30, 2019. The embedded book yield on the $64.3 million of municipal bonds in the Company’s portfolio, which includes $63.8 million of taxable municipal bonds, was 3.1% at June 30, 2020, compared to an embedded book yield of 3.5% on the Company’s municipal bond portfolio of $40.9 million at June 30, 2019.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Equity securities	$27,894	$4,173	$(22,088)	$19,325
Fixed maturities	12,820	4,083	14,752	3,785
Derivatives	(2,207)	(4,666)	(22,319)	(7,233)
Other than temporary impairment losses	—	—	—	(1,897)
Net realized investment gains (losses)	$38,507	$3,590	$(29,655)	$13,980

Net realized investment gains/(losses) for the quarter ended and six months ended June 30, 2020 were primarily due to the impact of changes in fair value on equity securities and derivatives due to the recent disruption in the global financial markets as a result of COVID-19.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2020 and 2019.

GLOBAL INDEMNITY LIMITED

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $8.6 million and $4.6 million during the quarters ended June 30, 2020 and 2019, respectively, and $12.8 million and $7.8 million during the six months ended June 30, 2020 and 2019, respectively.  The increase in corporate expenses is primarily due to an increase in legal and professional fees related to the proposed redomestication.

Interest Expense

Interest expense decreased 6.5% and 4.8% during the quarter and six months ended June 30, 2020, respectively, as compared to the same period in 2019 primarily due to a reduction in the Fed Funds effective interest rate in March, 2020.

Income Tax Expense / Benefit

Income tax expense was $7.0 million for the quarter ended June 30, 2020 compared with an income tax expense of $1.2 million for the quarter ended June 30, 2019.  The increase in income tax expense is primarily due to higher pre-tax income for the Company’s U.S. subsidiaries for the quarter ended June 30, 2020 as compared to the same period in 2019.

Income tax benefit was $5.0 million for the six months ended June 30, 2020 compared with an income tax expense of $5.5 million for the six months ended June 30, 2019. The increase in the income tax benefit is primarily due to investment losses incurred by the Company’s U.S. subsidiaries during the six months ended June 30, 2020.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $37.6 million and $14.7 million for the quarters ended June 30, 2020 and 2019, respectively, and a net loss of $7.0 million and net income of $34.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, the Company also had future funding commitments of $31.2 million related to investments.  However, the related investments are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of Global Indemnity is dependent on the ability of its subsidiaries to pay dividends.  Global Indemnity’s U.S. insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval

GLOBAL INDEMNITY LIMITED

of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2019 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2019 Annual Report on Form 10-K for further information on dividend limitations related to the U.S. Insurance Companies.  The U.S. Insurance Companies did not declare or pay any dividends during the quarter and six months ended June 30, 2020.

Global Indemnity Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2019 Annual Report on Form 10-K. In June, 2020, the Board of Directors of Global Indemnity Reinsurance declared and paid a dividend of $226 million to its parent company, Global Indemnity Limited.

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

Net cash provided by (used for) operating activities was $52.4 million and ($3.1) million for the six months ended June 30, 2020 and 2019, respectively.  The increase in operating cash flows of approximately $55.5 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Change
Net premiums collected	$285,317	$259,650	$25,667
Net losses paid	(131,203)	(160,315)	29,112
Underwriting and corporate expenses	(120,897)	(118,001)	(2,896)
Net investment income	23,138	25,705	(2,567)
Net federal income taxes recovered (paid)	5,478	(250)	5,728
Interest paid	(9,423)	(9,924)	501
Net cash provided by (used for) operating activities	$52,410	$(3,135)	$55,545

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

COVID-19

The Company’s liquidity could be negatively impacted by the cancellation, delays, or non-payment of premiums related to the ongoing COVID-19 pandemic.  There is risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s

GLOBAL INDEMNITY LIMITED

Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage which would negatively impact liquidity.  In addition, the liquidity of the Company’s investment portfolio could be negatively impacted by the disruption experienced in global financial markets.   The COVID-19 pandemic negatively impacted the fair value of the Company’s equity securities and derivative instruments during the six months ended June 30, 2020.  Management is taking actions it considers prudent to minimize the impact on the Company’s liquidity. However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company is regularly evaluating the impact of COVID-19 on its liquidity.

Dividends

During 2020, the Board of Directors approved a dividend payment of $0.25 per ordinary share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020.  Dividends paid were $7.1 million during the six months ended June 30, 2020.

Redemption of Debt

In July 2020, the Company notified the Trustee of the 7.75% Subordinated Notes due 2045 (“2045 Notes”) that it has elected to redeem the entire $100 million in aggregate principal amount of the outstanding 2045 Notes plus accrued and unpaid interest on the 2045 Notes redeemed to, but not including, the Redemption Date of August 15, 2020.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2020.  Please see Item 7 of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Repayment of Margin Borrowing Facility

The Company plans to pay down to zero the margin borrowing facility in August, 2020.  The margin borrowing facility has an outstanding balance of $74.6 million at June 30, 2020.

Capital Resources

Intercompany Dividends

In June, 2020, Global Indemnity Reinsurance declared and paid a dividend of $226.0 million to its parent, Global Indemnity Limited.

Intercompany Loan

On June 16, 2020, GBLI Holdings, LLC entered into a loan agreement with Global Indemnity Reinsurance.  Under the terms of the loan agreement, GBLI Holdings, LLC agreed to lend $40.0 million to Global Indemnity Reinsurance by transferring cash and / or securities to Global Indemnity Reinsurance.  This loan bears interest at a rate of 0.18% and is due on June 16, 2023.  A portion of this loan was repaid during June, 2020.  Balance outstanding was $18.5 million at June 30, 2020.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2020.  Please see Item 7 of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

GLOBAL INDEMNITY LIMITED

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2019 Annual Report on Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10Q for the quarterly period ending March 31, 2020 and the Company’s definitive proxy statement on Schedule 14A filed July 23, 2020, for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected.  The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending June 30, 2020, global equities rose approximately 18.8% with US equities leading the charge and erasing first quarter losses.  Despite skyrocketing unemployment, widespread social unrest, and a rising number of COVID-19 cases, the U.S. economy has been supported by nearly $2.9 trillion in fiscal stimulus and the expansion of historically accommodative monetary policy.

The US fixed income market rose approximately 2.9% as spreads in nearly all sectors compressed.  Many economic indicators have shown positive results of late but not to the point consistent enough to suggests a trend.  The market will continue to focus on the massive amount of fiscal stimulus and monetary policy actions, but will need to monitor the scale of virus-driven shut downs and the volatility that may be introduced with the upcoming U.S. elections.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 4.2 years. Portfolio purchases were focused within US Treasuries and MBS securities. These purchases were funded primarily through cash inflows, sales of CMBS, Asset Backed, and MBS securities, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to MBS, investment grade credit and US Treasuries increased, while the portfolio’s exposure to CMBS decreased.  There have been no other material changes to the Company’s market risk since December 31, 2019.  Please see Item 7A of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 6, 2020, as supplemented by the Company’s Quarterly Report on Form 10Q for the quarterly period ending March 31, 2020 filed on May 8, 2020, and the Company’s definitive proxy statement on Schedule 14A filed July 23, 2020.  The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s A ordinary shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were no shares surrendered by the Company’s employees during the quarter ended June 30, 2020.  All A ordinary shares surrendered by the employees by the Company are held as treasury stock and recorded at cost until formally retired.

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

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith, as applicable.

GLOBAL INDEMNITY LIMITED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY LIMITED
Registrant

August 10, 2020	By:	/s/ Thomas M. McGeehan
Date: August 10, 2020		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)