Form 10-Q
period 2020-09-30
Global Indemnity Group, LLC
filed 2020-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

001-34809

Commission File Number

GLOBAL INDEMNITY GROUP, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-2619578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Bala Plaza East, Suite 300

Bala Cynwyd, PA

19004

(Address of principal executive office including zip code)

Registrant's telephone number, including area code:  (610) 664-1500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Shares	GBLI	NASDAQ Global Select Market
7.875% Subordinated Notes due 2047	GBLIL	NASDAQ Global Select Market

As of October 29, 2020, the registrant had outstanding 10,242,703 Class A Common Shares, 4,133,366 Class B Common Shares, and 4,000 Series A Cumulative Fixed Rate Preferred Shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2020 (Unaudited) and December 31, 2019	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) Quarters and Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	78

Item 4.	Controls and Procedures	79

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3.	Defaults Upon Senior Securities	81

Item 4.	Mine Safety Disclosures	81

Item 5.	Other Information	81

Item 6.	Exhibits	82

Signature		84

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,260,439 and $1,231,568; net of allowance of: 2020 - $0)	$1,303,775	$1,253,159
Equity securities, at fair value	75,941	263,104
Other invested assets	37,749	47,279
Total investments	1,417,465	1,563,542

Cash and cash equivalents	37,211	44,271
Premiums receivable, net of allowance for credit losses of $2,869 at September 30, 2020	109,820	118,035
Reinsurance receivables, net of allowance for credit losses of $8,992 at September 30, 2020	112,633	83,938
Funds held by ceding insurers	46,894	48,580
Federal income taxes receivable	—	10,989
Deferred federal income taxes	35,300	31,077
Deferred acquisition costs	67,470	70,677
Intangible assets	21,094	21,491
Goodwill	6,521	6,521
Prepaid reinsurance premiums	15,558	16,716
Other assets	69,791	60,048
Total assets	$1,939,757	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$669,930	$630,181
Unearned premiums	304,074	314,861
Ceded balances payable	9,576	20,404
Payable for securities purchased	5,630	850
Contingent commissions	11,329	11,928
Debt	126,253	296,640
Other liabilities	92,252	74,212
Total liabilities	$1,219,044	$1,349,076

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 0 shares, respectively, liquidation preference: $1,000 per share and $0, respectively	4,000	—
Common shares, par value: no par at September 30, 2020 and $0.0001 at December 31, 2019, 900,000,000 common shares authorized; class A common shares issued: 10,242,703 and 10,282,277 respectively; class A common shares outstanding: 10,242,703 and 10,167,056, respectively; class B common shares issued and outstanding: 4,133,366 and 4,133,366, respectively	—	2
Additional paid-in capital	443,437	442,403
Accumulated other comprehensive income, net of taxes	35,720	17,609
Retained earnings	237,556	270,768
Class A common shares in treasury, at cost: 0 and 115,221 shares, respectively	—	(3,973)
Total shareholders’ equity	720,713	726,809
Total liabilities and shareholders’ equity	$1,939,757	$2,075,885

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Gross written premiums	$143,749	$157,177	$464,022	$478,699

Net written premiums	$130,611	$138,836	$416,987	$421,321

Net earned premiums	$140,302	$133,312	$426,617	$383,602
Net investment income	11,746	11,348	19,516	32,393
Net realized investment gains (losses):
Other than temporary impairment losses on investments	—	—	—	(1,897)
Other net realized investment gains (losses)	7,323	(2,690)	(22,332)	13,187
Total net realized investment gains (losses)	7,323	(2,690)	(22,332)	11,290
Other income	542	264	1,473	1,274
Total revenues	159,913	142,234	425,274	428,559

Losses and Expenses:
Net losses and loss adjustment expenses	97,148	73,583	242,092	201,979
Acquisition costs and other underwriting expenses	53,268	53,366	163,258	153,643
Corporate and other operating expenses	21,196	3,858	34,037	11,702
Interest expense	3,620	5,023	13,197	15,088
Loss on extinguishment of debt	3,060	—	3,060	—
Income (loss) before income taxes	(18,379)	6,404	(30,370)	46,147
Income tax expense (benefit)	(3,209)	(317)	(8,173)	5,163
Net income (loss)	$(15,170)	$6,721	$(22,197)	$40,984
Less: Preferred stock distributions	42	—	42	—
Net income (loss) available to common shareholders	$(15,212)	$6,721	$(22,239)	$40,984

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(1.06)	$0.47	$(1.56)	$2.89
Diluted	$(1.06)	$0.47	$(1.56)	$2.86
Weighted-average number of shares outstanding
Basic	14,304,426	14,202,859	14,276,594	14,181,530
Diluted	14,304,426	14,327,757	14,276,594	14,328,861
Cash dividends/distributions declared per common share	$0.25	$0.25	$0.75	$0.75

(1)	For the quarter and nine months ended September 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(15,170)	$6,721	$(22,197)	$40,984

Other comprehensive income (loss), net of tax:
Unrealized holding gain	(448)	9,421	30,748	48,883
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	—	(2)	—	(4)
Reclassification adjustment for gains included in net income (loss)	(2,104)	(847)	(13,205)	(2,665)
Unrealized foreign currency translation gain (loss)	579	200	568	331
Other comprehensive income (loss), net of tax	(1,973)	8,772	18,111	46,545

Comprehensive income (loss), net of tax	$(17,143)	$15,493	$(4,086)	$87,529

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2020	2019	2020	2019
Number of Series A Cumulative Fixed Rate Preferred Shares
Preferred shares issued	4,000	—	4,000	—
Number at end of period	4,000	—	4,000	—

Number of class A common shares issued:
Number at beginning of period	10,333,540	10,239,520	10,282,277	10,171,954
Common shares issued / (forfeited) under share incentive plans	(230)	—	(576)	36,180
Common shares issued to directors	29,893	19,275	81,502	50,661
Reduction in treasury shares due to redomestication	(120,500)	—	(120,500)	—
Number at end of period	10,242,703	10,258,795	10,242,703	10,258,795

Number of class B common shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366	4,133,366

Par value of Series A Cumulative Fixed Rate Preferred Shares
Preferred shares issued	$4,000	—	$4,000	—
Balance at end of period	$4,000	—	$4,000	—

Par value of class A common shares:
Balance at beginning of period	$1	$1	$1	$1
Reduction in par due to redomestication	(1)	—	(1)	—
Balance at end of period	$—	$1	$—	$1

Par value of class B common shares:
Balance at beginning of period	$1	$1	$1	$1
Reduction in par due to redomestication	(1)	—	(1)	—
Balance at end of period	$—	$1	$—	$1

Additional paid-in capital:
Balance at beginning of period	$445,173	$439,707	$442,403	$438,182
Reduction in treasury shares due to redomestication	(4,126)	—	(4,126)	—
Share compensation plans	2,390	988	5,160	2,513
Balance at end of period	$443,437	$440,695	$443,437	$440,695

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$37,693	$16,542	$17,609	$(21,231)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(2,552)	8,574	17,543	46,218
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	—	(2)	—	(4)
Unrealized foreign currency translation gains	579	200	568	331
Other comprehensive income (loss)	(1,973)	8,772	18,111	46,545
Balance at end of period	$35,720	$25,314	$35,720	$25,314

Retained earnings:
Balance at beginning of period	$256,442	$242,234	$270,768	$215,132
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	—	(5)
Net income (loss)	(15,170)	6,721	(22,197)	40,984
Preferred share distributions	(42)	—	(42)	—
Dividends / distributions to shareholders ($0.25 per share per quarter in 2020 and 2019)	(3,674)	(3,609)	(10,973)	(10,765)
Balance at end of period	$237,556	$245,346	$237,556	$245,346

Number of treasury shares:
Number at beginning of period	120,104	110,449	115,221	76,642
Class A common shares purchased	396	—	5,120	27,028
Retirement of shares	—	—	159	6,779
Reduction in treasury shares due to redomestication	(120,500)	—	(120,500)	—
Number at end of period	—	110,449	—	110,449

Treasury shares, at cost:
Balance at beginning of period	$(4,116)	$(3,973)	$(3,973)	$(3,026)
Class A common shares purchased, at cost	(10)	—	(153)	(947)
Reduction in treasury shares due to redomestication	4,126	—	4,126	—
Balance at end of period	$—	$(3,973)	$—	$(3,973)
Total shareholders’ equity	$720,713	$707,384	$720,713	$707,384

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(22,197)	$40,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,121	5,327
Amortization of debt issuance costs	182	198
Restricted stock and stock option expense	5,157	2,513
Deferred federal income taxes	(8,303)	5,198
Amortization of bond premium and discount, net	4,828	3,697
Net realized investment (gains) loss	22,332	(11,290)
Loss on extinguishment of debt	3,060	—
Equity in the earnings of equity method limited liability investments	8,004	—
Changes in:
Premiums receivable, net	8,215	(25,313)
Reinsurance receivables, net	(28,695)	31,406
Funds held by ceding insurers	2,132	786
Unpaid losses and loss adjustment expenses	39,749	(46,744)
Unearned premiums	(10,787)	34,885
Ceded balances payable	(10,828)	21,437
Other assets and liabilities, net	1,211	(9,929)
Contingent commissions	(599)	(601)
Federal income tax receivable/payable	10,989	(270)
Deferred acquisition costs, net	3,207	(9,185)
Prepaid reinsurance premiums	1,158	2,831
Net cash provided by operating activities	33,936	45,930
Cash flows from investing activities:
Proceeds from sale of fixed maturities	600,962	642,049
Proceeds from sale of equity securities	563,926	206,212
Proceeds from maturity of fixed maturities	89,875	113,480
Proceeds from other invested assets	1,823	14,201
Amounts paid in connection with derivatives	(20,130)	(12,516)
Purchases of fixed maturities	(702,727)	(701,684)
Purchases of equity securities	(393,963)	(325,972)
Purchases of other invested assets	(297)	(3,500)
Net cash provided by (used for) investing activities	139,469	(67,730)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(73,629)	8,561
Dividends paid to common shareholders	(10,683)	(7,130)
Issuance of series A cumulative fixed rate preferred shares	4,000	—
Purchases of class A common shares	(153)	(947)
Redemption of subordinated notes	(100,000)	—
Net cash provided by (used for) financing activities	(180,465)	484
Net change in cash and cash equivalents	(7,060)	(21,316)
Cash and cash equivalents at beginning of period	44,271	99,497
Cash and cash equivalents at end of period	$37,211	$78,181

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

1.	Principles of Consolidation and Basis of Presentation

References to “the Company” refer to Global Indemnity Group, LLC and its subsidiaries.  If prior to August 28, 2020, references to the Company refer to Global Indemnity Limited and its subsidiaries.

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020.  The Company’s class A common shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  The Company’s predecessors have been publicly traded since 2003. See Note 2 below for additional information regarding the redomestication.

The Company manages its business through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch, & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3) Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority.  The Company’s Farm, Ranch, & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Commercial Specialty, Specialty Property, and Farm, Ranch, & Stable segments comprise the Company’s Insurance Operations (“Insurance Operations”).   The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. Prior to the redomestication transactions, the Company’s Reinsurance Operations consisted solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”).  As part of the redomestication transactions, Global Indemnity Reinsurance was merged with and into Penn-Patriot Insurance Company ("Penn-Patriot"), with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance's business by the Company’s existing U.S. insurance company subsidiaries.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2019 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

GLOBAL INDEMNITY GROUP, LLC

2.Redomestication

At 12:01 a.m., Eastern Time, on August 28, 2020 (the "Effective Time"), Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, completed the previously disclosed scheme of arrangement and amalgamation under Sections 86 and 87 of the Cayman Islands Companies Law (2020 Revision) (the "Scheme of Arrangement") that effected certain transactions (the "Redomestication") that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of the Company. In accordance with the terms of the Scheme of Arrangement, the following steps occurred effectively simultaneously at the Effective Time:

1.

Global Indemnity Limited merged with and into New CayCo, a newly formed and wholly owned subsidiary of the Company incorporated in the Cayman Islands as an exempted company with limited liability, following which, New CayCo survived the merger (the "Amalgamation");

2.

in consideration of the Amalgamation, the Company issued an equal number of its common shares to Global Indemnity Limited shareholders at the record time of 5:00 p.m. Eastern Time on August 27, 2020 (the "Scheme Record Time"), on the following basis: for each Global Indemnity Limited A ordinary share cancelled, one class A common share of the Company was issued; and for each Global Indemnity Limited B ordinary share cancelled, one class B common share of the Company was issued; and

3.	pursuant to the Scheme of Arrangement and as part of the Amalgamation, Global Indemnity Limited was dissolved without being wound up and ceases to exist as a separate legal entity.

As a result, any references to class A common shares after the Effective Time refer to Global Indemnity Group, LLC class A common shares and any references to class A common shares prior to the Effective Time refers to Global Indemnity Limited A ordinary shares.

As previously disclosed, the Redomestication was approved by Global Indemnity Limited’s shareholders at a special meeting and an extraordinary general meeting held on August 25, 2020, convened by Order of the Grand Court of the Cayman Islands dated July 22, 2020. The terms and conditions of the issuance of the securities in connection with the Redomestication were sanctioned by the Grand Court of the Cayman Islands pursuant to an Order granted on August 26, 2020 after a hearing upon the fairness of such terms and conditions at which all holders of Global Indemnity Limited ordinary shares had a right to appear and of which adequate notice had been given.

Following completion of the Scheme of Arrangement, New CayCo merged with and into the Company, with the Company surviving as the ultimate parent company. Additionally, as part of the Redomestication transactions, Global Indemnity Reinsurance Company was merged with and into Penn-Patriot, with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance’s business by the Company’s existing U.S. insurance company subsidiaries (the "GI Bermuda Transaction" and, together with the Redomestication and the other transactions described in Global Indemnity Limited's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 23, 2020 (the "Redomestication Proxy Statement"), the "Transactions").

Prior to the Redomestication, the Global Indemnity Limited A ordinary shares were listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "GBLI" and registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At the Effective Time, the Company’s class A common shares are deemed to be registered under Section 12(b) of the Exchange Act pursuant to Rule 12g-3(a) under the Exchange Act. The issuance of the class A common shares by the Company in the Redomestication was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 3(a)(10) of the Securities Act. The Company’s class A common shares began trading on Nasdaq under the symbol "GBLI," the same symbol under which the Global Indemnity Limited ordinary shares previously traded, at the commencement of trading on Nasdaq on August 28, 2020.

On August 27, 2020, the Company issued 4,000 series A cumulative fixed rate preferred shares.  Following the Effective Time, all of the issued and outstanding series A fixed rate preferred shares were unaffected by the Scheme of Arrangement.  See Note 10 for additional information regarding the issuance of these preferred shares.

GLOBAL INDEMNITY GROUP, LLC

3.	Investments

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of credit losses on financial instruments.  For financial assets held at amortized cost basis, the new guidance requires a forward-looking methodology for in-scope financial assets that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates, including historical experience, current economic conditions and supportable forecasts that affect the collectability of the financial assets.  For available for sale debt securities, credit losses are still measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired security and allows for the reversal of credit losses in the current period net income.  Any impairments related to factors other than credit losses continue to be recorded through other comprehensive income, net of taxes.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $6.1 million and $7.0 million as of September 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2020
Fixed maturities:
U.S. treasury and agency obligations	$197,192	$—	$4,980	$(215)	$201,957
Obligations of states and political subdivisions	59,134	—	3,055	(188)	62,001
Mortgage-backed securities	393,325	—	8,879	(1,120)	401,084
Asset-backed securities	137,953	—	2,198	(1,001)	139,150
Commercial mortgage-backed securities	132,271	—	7,444	(804)	138,911
Corporate bonds	243,082	—	16,914	(1,135)	258,861
Foreign corporate bonds	97,482	—	4,533	(204)	101,811
Total fixed maturities	$1,260,439	$—	$48,003	$(4,667)	$1,303,775

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019
Fixed maturities:
U.S. treasury and agency obligations	$153,906	$3,580	$(797)	$156,689
Obligations of states and political subdivisions	63,256	853	(271)	63,838
Mortgage-backed securities	325,448	3,177	(251)	328,374
Asset-backed securities	168,020	937	(420)	168,537
Commercial mortgage-backed securities	183,944	4,369	(209)	188,104
Corporate bonds	239,860	8,478	(79)	248,259
Foreign corporate bonds	97,134	2,247	(23)	99,358
Total fixed maturities	$1,231,568	$23,641	$(2,050)	$1,253,159

GLOBAL INDEMNITY GROUP, LLC

As of September 30, 2020 and December 31, 2019, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Common stock	$—	$135,329
Preferred stock	11,268	11,656
Index funds that invest in fixed maturities	64,673	54,648
Index funds that invest in common stock	—	61,471
Total	$75,941	$263,104

As of September 30, 2020 and December 31, 2019, the Company held Fannie Mae mortgage pools that totaled as much as 4.6% and 4.2% of shareholders’ equity, respectively.  Excluding the Fannie Mae pools, U.S. treasuries, agency bonds, index funds, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2% and 3% of shareholders' equity at September 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$43,213	$43,642
Due in one year through five years	218,132	228,538
Due in five years through ten years	242,488	252,950
Due in ten years through fifteen years	27,757	29,337
Due after fifteen years	65,300	70,163
Mortgage-backed securities	393,325	401,084
Asset-backed securities	137,953	139,150
Commercial mortgage-backed securities	132,271	138,911
Total	$1,260,439	$1,303,775

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2020.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report:

	Less than 12 months		12 months or longer		Total (1)
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$37,486	$(215)	$—	$—	$37,486	$(215)
Obligations of states and political subdivisions	2,471	(188)	—	—	2,471	(188)
Mortgage-backed securities	97,405	(1,017)	1,421	(103)	98,826	(1,120)
Asset-backed securities	31,769	(733)	9,916	(268)	41,685	(1,001)
Commercial mortgage-backed securities	12,098	(689)	1,026	(115)	13,124	(804)
Corporate bonds	28,337	(1,135)	—	—	28,337	(1,135)
Foreign corporate bonds	11,899	(204)	—	—	11,899	(204)
Total fixed maturities	$221,465	$(4,181)	$12,363	$(486)	$233,828	$(4,667)

(1)

Fixed maturities in a gross unrealized loss position are comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery.

GLOBAL INDEMNITY GROUP, LLC

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

GLOBAL INDEMNITY GROUP, LLC

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of September 30, 2020, gross unrealized losses related to U.S. treasury and agency obligations were $0.215 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasury and agency obligations during the period.

Obligations of states and political subdivisions – As of September 30, 2020, gross unrealized losses related to obligations of states and political subdivisions were $0.188 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of September 30, 2020, gross unrealized losses related to mortgage-backed securities were $1.120 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2020, gross unrealized losses related to asset backed securities were $1.001 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 33.3.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2020, gross unrealized losses related to the CMBS portfolio were $0.804 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 32.4.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2020, gross unrealized losses related to corporate bonds were $1.135 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this

GLOBAL INDEMNITY GROUP, LLC

asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2020, gross unrealized losses related to foreign bonds were $0.204 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for credit losses on its investments is not required.

The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarter and nine months ended September 30, 2019:

	Quarter Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2019	2019
Fixed maturities:
OTTI losses, gross	$—	$(1,897)
Portion of loss recognized in other comprehensive income (pre-tax)	—	—
Net impairment losses on fixed maturities recognized in earnings	$—	$(1,897)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company for the quarter and nine months ended September 30, 2019 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Quarter Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2019	2019
Balance at beginning of period	$13	$13
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cashflows to be collected	—	—
Reductions for securities sold during the period	—	—
Balance at end of period	$13	$13

GLOBAL INDEMNITY GROUP, LLC

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2020 and December 31, 2019 was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Net unrealized gains (losses) from:
Fixed maturities	$43,336	$21,591
Foreign currency fluctuations	(587)	(1,032)
Deferred taxes	(7,029)	(2,950)
Accumulated other comprehensive income, net of tax	$35,720	$17,609

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters and nine months ended September 30, 2020 and 2019:

Quarter Ended September 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$38,736	$(1,043)	$37,693
Other comprehensive income before reclassification, before tax	1,852	456	2,308
Amounts reclassified from accumulated other comprehensive income, before tax	(2,276)	—	(2,276)
Other comprehensive income, before tax	(424)	456	32
Income tax (expense) benefit	(2,128)	123	(2,005)
Ending balance, net of tax	$36,184	$(464)	$35,720

Quarter Ended September 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$17,745	$(1,203)	$16,542
Other comprehensive income (loss) before reclassification, before tax	10,767	200	10,967
Amounts reclassified from accumulated other comprehensive income, before tax	(946)	—	(946)
Other comprehensive income (loss), before tax	9,821	200	10,021
Income tax expense	(1,249)	—	(1,249)
Ending balance, net of tax	$26,317	$(1,003)	$25,314

Nine Months Ended September 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income before reclassification, before tax	38,773	445	39,218
Amounts reclassified from accumulated other comprehensive income, before tax	(17,028)	—	(17,028)
Other comprehensive income, before tax	21,745	445	22,190
Income tax (expense) benefit	(4,202)	123	(4,079)
Ending balance, net of tax	$36,184	$(464)	$35,720

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2019 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income before reclassification, before tax	55,960	331	56,291
Amounts reclassified from accumulated other comprehensive income, before tax	(2,834)	—	(2,834)
Other comprehensive income, before tax	53,126	331	53,457
Income tax expense	(6,912)	—	(6,912)
Ending balance, net of tax	$26,317	$(1,003)	$25,314

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(2,276)	$(946)
	Other than temporary impairment losses on investments	—	—
	Total before tax	(2,276)	(946)
	Income tax expense (benefit)	172	99
	Unrealized gains and losses on available for sale securities, net of tax	(2,104)	(847)
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(2,104)	$(847)

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(17,028)	$(4,731)
	Other than temporary impairment losses on investments	—	1,897
	Total before tax	(17,028)	(2,834)
	Income tax expense (benefit)	3,823	169
	Unrealized gains and losses on available for sale securities, net of tax	(13,205)	(2,665)
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(13,205)	$(2,665)

GLOBAL INDEMNITY GROUP, LLC

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities:
Gross realized gains	$2,705	$1,054	$21,685	$5,765
Gross realized losses	(429)	(108)	(4,657)	(2,931)
Net realized gains (losses)	2,276	946	17,028	2,834
Equity securities:
Gross realized gains	4,942	1,681	14,669	26,936
Gross realized losses	(55)	(3,146)	(31,870)	(9,076)
Net realized gains (losses)	4,887	(1,465)	(17,201)	17,860
Derivatives:
Gross realized gains	1,520	341	19,514	341
Gross realized losses	(1,360)	(2,512)	(41,673)	(9,745)
Net realized gains (losses) (1)	160	(2,171)	(22,159)	(9,404)
Total net realized investment gains (losses)	$7,323	$(2,690)	$(22,332)	$11,290

(1)

Includes periodic net interest settlements related to the derivatives of $1.4 million and $0.3 million for the quarters ended September 30, 2020 and 2019, respectively, and $3.1 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Net realized investment gains (losses) for the quarter and nine months ended September 30, 2020 were primarily due to the impact of changes in fair value due to the recent disruption in the global financial markets.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2020 and 2019:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net gains and (losses) recognized during the period on equity securities	$4,887	$(1,465)	$(17,201)	$17,860
Less: Net gains (losses) recognized during the period on equity securities sold during the period	3,419	(614)	(366)	9,836
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,468	$(851)	$(16,835)	$8,024

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Fixed maturities	$600,962	$642,049
Equity securities	563,926	206,212

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Fixed maturities	$7,421	$8,806	$25,013	$27,692
Equity securities	1,390	1,704	4,161	4,384
Cash and cash equivalents	260	372	492	1,242
Other invested assets	3,485	1,280	(8,004)	1,394
Total investment income	12,556	12,162	21,662	34,712
Investment expense	(810)	(814)	(2,146)	(2,319)
Net investment income	$11,746	$11,348	$19,516	$32,393

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net investment income	$11,746	$11,348	$19,516	$32,393
Net realized investment gains (losses)	7,323	(2,690)	(22,332)	11,290
Change in unrealized holding gains and losses	32	10,021	22,190	53,457
Net realized and unrealized investment returns	7,355	7,331	(142)	64,747
Total investment return	$19,101	$18,679	$19,374	$97,140
Total investment return % (1)	1.2%	1.2%	1.3%	6.2%
Average investment portfolio (2)	$1,541,227	$1,585,165	$1,528,005	$1,562,177

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of September 30, 2020 and December 31, 2019, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2020, the Company held insurance enhanced bonds with a market value of approximately $26.0 million which represented 1.8% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $15.3 million of municipal bonds, $10.6 million of commercial mortgage-backed securities, and less than $0.1 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $26.0 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($3.2 million), Assured Guaranty Corporation ($10.0 million), Federal Home Loan Mortgage Corporation ($10.6 million), Ambac Financial Group ($2.2 million), and Federal Deposit Insurance Corporation (less than $0.1 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2020.

GLOBAL INDEMNITY GROUP, LLC

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of September 30, 2020 and December 31, 2019:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2020	December 31, 2019
On deposit with governmental authorities	$27,082	$26,431
Intercompany trusts held for the benefit of U.S. policyholders	142,496	179,116
Held in trust pursuant to third party requirements	84,174	133,122
Letter of credit held for third party requirements	2,645	1,458
Securities held as collateral	555	91,229
Total	$256,952	$431,356

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $11.3 million and $13.5 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $25.5 million and $27.7 million at September 30, 2020 and December 31, 2019, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $17.0 million and $24.0 million at September 30, 2020 and December 31, 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $34.0 million and $41.0 million at September 30, 2020 and December 31, 2019, respectively.  The carrying value of a third VIE that invests in REIT qualifying assets was $9.5 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $9.5 million and $10.3 million at September 30, 2020 and December 31, 2019, respectively.  The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in carrying value recorded in the consolidated statements of operations.

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

GLOBAL INDEMNITY GROUP, LLC

interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)		September 30, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$200,000	$(17,931)	$200,000	$(10,275)
Futures contracts on bonds (1)	Other assets/liabilities	30,418	—	16,894	—
Futures contracts on equities (1)	Other assets/liabilities	—	—	57,816	—
Total		$230,418	$(17,931)	$274,710	$(10,275)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2020  and 2019:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2020	2019	2020	2019
Interest rate swap agreements	Net realized investment gains (losses)	$45	$(1,831)	$(10,827)	$(9,064)
Futures contracts on bonds	Net realized investment gains (losses)	115	15	(2,343)	15
Futures contracts on equities	Net realized investment gains (losses)	—	(355)	(8,989)	(355)
Total		$160	$(2,171)	$(22,159)	$(9,404)

As of both September 30, 2020 and December 31, 2019, the Company is due $3.0 million, for funds it needed to post to execute the swap transaction and $18.6 million and $12.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, the Company posted initial margin of $0.6 million and $3.0 million, respectively, in securities for trading futures contracts and has a mark-to-market payable of less than $0.1 million and receivable of $0.3 million, respectively, in connection with the futures contracts.  Variation margin is included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY GROUP, LLC

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$200,457	$1,500	$—	$201,957
Obligations of states and political subdivisions	—	62,001	—	62,001
Mortgage-backed securities	—	401,084	—	401,084
Commercial mortgage-backed securities	—	138,911	—	138,911
Asset-backed securities	—	139,150	—	139,150
Corporate bonds	—	258,861	—	258,861
Foreign corporate bonds	—	101,811	—	101,811
Total fixed maturities	200,457	1,103,318	—	1,303,775
Equity securities	64,673	11,268	—	75,941
Total assets measured at fair value	$265,130	$1,114,586	$—	$1,379,716
Liabilities:
Derivative instruments	$—	$17,931	$—	$17,931
Total liabilities measured at fair value	$—	$17,931	$—	$17,931

	Fair Value Measurements
As of December 31, 2019 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$156,689	$—	$—	$156,689
Obligations of states and political subdivisions	—	63,838	—	63,838
Mortgage-backed securities	—	328,374	—	328,374
Commercial mortgage-backed securities	—	188,104	—	188,104
Asset-backed securities	—	168,537	—	168,537
Corporate bonds	—	248,259	—	248,259
Foreign corporate bonds	—	99,358	—	99,358
Total fixed maturities	156,689	1,096,470	—	1,253,159
Equity securities	251,448	11,656	—	263,104
Total assets measured at fair value	$408,137	$1,108,126	$—	$1,516,263
Liabilities:
Derivative instruments	$—	$10,275	$—	$10,275
Total liabilities measured at fair value	$—	$10,275	$—	$10,275

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

GLOBAL INDEMNITY GROUP, LLC

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility (1)	$—	$—	$73,629	$73,629
7.75% Subordinated Notes due 2045 (2)	—	—	96,864	100,264
7.875% Subordinated Notes due 2047 (3)	126,253	130,153	126,147	134,462
Total	$126,253	$130,153	$296,640	$308,355

(1)	The Margin Borrowing Facility was fully paid down in August 2020.
(2)

As of December 31, 2019, the carrying value and fair value of the 7.75% Subordinated Notes due 2045 are net of unamortized debt issuance cost of $3.1 million.  In August 2020, the Company redeemed all of its outstanding 7.75% subordinated notes due 2045 and unamortized debt issuance cost of $3.1 million was written off and included in the consolidated statements of operations as loss on the extinguishment of debt.

(3)

As of September 30, 2020 and December 31, 2019, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.7 million and $3.9 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

GLOBAL INDEMNITY GROUP, LLC

Fair Value of Alternative Investments

Other invested assets consist of limited liability partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$11,283	$14,214	$13,530	$14,214
Distressed Debt Fund, LP (2)	16,979	17,000	23,966	17,000
Mortgage Debt Fund, LP (3)	9,487	—	9,783	506
Total	$37,749	$31,214	$47,279	$31,720

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

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited partnerships, which is booked on a one quarter lag, is reflected in the consolidated statements of operations in the amounts of $3.5 million and $1.3 million for the quarters ended September 30, 2020 and 2019, respectively, and $(8.0) million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

GLOBAL INDEMNITY GROUP, LLC

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

During the quarters and nine months ended September 30, 2020 and 2019, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.Allowance for Credit Losses - Premiums Receivable and Reinsurance Receivables

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of credit losses on financial instruments.  Please see Note 17 for further discussion on this new accounting guidance.

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

The following table is an analysis of the allowance for credit losses related to the Company's premiums receivable and reinsurance receivables for the quarter and nine months ended September 30, 2020:

	Quarter Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Premiums Receivable	Reinsurance Receivables	Premiums Receivable	Reinsurance Receivables
Beginning balance	$2,931	$8,992	$2,754	$8,992
Current period provision for expected credit losses	476	—	951	—
Write-offs	(538)	—	(836)	—
Ending balance	$2,869	$8,992	$2,869	$8,992

7.Income Taxes

Effective August 28, 2020, the parent Company, Global Indemnity Group, LLC is a publicly traded partnership for U.S. federal income tax purposes and meets the qualifying income exception to maintain partnership status. As a publicly traded partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes. However, income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and certain foreign jurisdictions.

GLOBAL INDEMNITY GROUP, LLC

As of September 30, 2020, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 19% in the United Kingdom, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

Quarter Ended September 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$13,085	$130,664	$—	$143,749
Net written premiums	$13,085	$117,526	$—	$130,611
Net earned premiums	$9,983	$130,319	$—	$140,302
Net investment income	4,054	9,851	(2,159)	11,746
Net realized investment gains	1,511	5,812	—	7,323
Other income	164	378	—	542
Total revenues	15,712	146,360	(2,159)	159,913
Losses and Expenses:
Net losses and loss adjustment expenses	519	96,629	—	97,148
Acquisition costs and other underwriting expenses	3,584	49,684	—	53,268
Corporate and other operating expenses	17,283	3,913	—	21,196
Interest expense	193	5,586	(2,159)	3,620
Loss on extinguishment of debt	3,060	—	—	3,060
Loss before income taxes	$(8,927)	$(9,452)	$—	$(18,379)

Quarter Ended September 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$19,980	$137,197	$—	$157,177
Net written premiums	$19,990	$118,846	$—	$138,836
Net earned premiums	$19,512	$113,800	$—	$133,312
Net investment income	7,212	7,732	(3,596)	11,348
Net realized investment gains (losses)	375	(3,065)	—	(2,690)
Other income (loss)	(234)	498	—	264
Total revenues	26,865	118,965	(3,596)	142,234
Losses and Expenses:
Net losses and loss adjustment expenses	7,628	65,955	—	73,583
Acquisition costs and other underwriting expenses	6,201	47,165	—	53,366
Corporate and other operating expenses	1,514	2,344	—	3,858
Interest expense	351	8,268	(3,596)	5,023
Income (loss) before income taxes	$11,171	$(4,767)	$—	$6,404

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$46,654	$417,368	$—	$464,022
Net written premiums	$46,654	$370,333	$—	$416,987
Net earned premiums	$53,384	$373,233	$—	$426,617
Net investment income	17,336	11,324	(9,144)	19,516
Net realized investment losses	(3,867)	(18,465)	—	(22,332)
Other income	148	1,325	—	1,473
Total revenues	67,001	367,417	(9,144)	425,274
Losses and Expenses:
Net losses and loss adjustment expenses	12,874	229,218	—	242,092
Acquisition costs and other underwriting expenses	17,828	145,430	—	163,258
Corporate and other operating expenses	23,357	10,680	—	34,037
Interest expense	869	21,472	(9,144)	13,197
Loss on extinguishment of debt	3,060	—	—	3,060
Income (loss) before income taxes	$9,013	$(39,383)	$—	$(30,370)

Nine Months Ended September 30, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$69,588	$409,111	$—	$478,699
Net written premiums	$69,591	$351,730	$—	$421,321
Net earned premiums	$52,798	$330,804	$—	$383,602
Net investment income	22,254	20,824	(10,685)	32,393
Net realized investment gains	1,768	9,522	—	11,290
Other income (loss)	(256)	1,530	—	1,274
Total revenues	76,564	362,680	(10,685)	428,559
Losses and Expenses:
Net losses and loss adjustment expenses	24,076	177,903	—	201,979
Acquisition costs and other underwriting expenses	16,556	137,087	—	153,643
Corporate and other operating expenses	4,822	6,880	—	11,702
Interest expense	1,059	24,714	(10,685)	15,088
Income before income taxes	$30,051	$16,096	$—	$46,147

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Current income tax expense (benefit):
Foreign	$130	$(17)	$130	$(35)
U.S. Federal	—	—	—	—
Total current income tax expense (benefit)	130	(17)	130	(35)
Deferred income tax expense (benefit):
U.S. Federal	(3,339)	(300)	(8,303)	5,198
Total deferred income tax expense (benefit)	(3,339)	(300)	(8,303)	5,198
Total income tax expense (benefit)	$(3,209)	$(317)	$(8,173)	$5,163

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY GROUP, LLC

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2020		2019
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(1,985)	10.8%	$(1,001)	15.6%
Adjustments:
Tax exempt interest	(1)	—	—	—
Dividend exclusion	(86)	0.5	(33)	0.5
Non-deductible interest	416	(2.3)	695	(10.8)
Change in tax status	(1,704)	9.3	—	—
Parent income treated as partnership for tax	(146)	0.8	—	—
Other	297	(1.6)	22	(0.3)
Effective income tax benefit	$(3,209)	17.5%	$(317)	5.0%

The effective income tax benefit rate for the quarter ended September 30, 2020 was 17.5%, compared with an effective income tax benefit rate of 5.0% for the quarter ended September 30, 2019. The increase in income tax benefit for the quarter ended September 30, 2020 was primarily due to higher pre-tax loss for the Company’s U.S. subsidiaries for the quarter ended September 30, 2020 as compared to the same period in 2019 and the change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States at a 21% tax rate.

	Nine Months Ended September 30,
	2020		2019
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(8,270)	27.2%	$3,380	7.3%
Adjustments:
Tax exempt interest	(2)	—	(1)	—
Dividend exclusion	(198)	0.6	(256)	(0.6)
Non-deductible interest	1,773	(5.8)	2,063	4.5
Change in tax status	(1,704)	5.6	—	—
Parent income treated as partnership for tax	(146)	0.5	—	—
Other	374	(1.2)	(23)	—
Effective income tax expense (benefit)	$(8,173)	26.9%	$5,163	11.2%

The effective income tax benefit rate for the nine months ended September 30, 2020 was 26.9%, compared with an effective income tax expense rate of 11.2% for the nine months ended September 30, 2019. The increase in income tax benefit for the nine months ended September 30, 2020 was primarily due to a pre-tax loss for the Company’s U.S. subsidiaries for the nine months ended September 30, 2020 as compared to a gain in the same period in 2019 and the change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States at a 21% tax rate.

The Company has a net operating loss (“NOL”) carryforward of $24.9 million as of September 30, 2020, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2019 was $21.9 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $6.8 million and $9.0 million as of September 30, 2020 and December 31, 2019, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2019.  Under the provisions of the CARES Act, the Company filed a request for a full refund in 2020.  The Company received $5.5

GLOBAL INDEMNITY GROUP, LLC

million and $11.0 million of the AMT credit carryforward during the quarter and nine months ended September 30, 2020, respectively.

8.Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$651,073	$608,773	$630,181	$680,031
Less: Ceded reinsurance receivables	87,221	59,834	76,273	109,342
Net balance at beginning of period	563,852	548,939	553,908	570,689
Incurred losses and loss adjustment expenses related to:
Current year	108,859	80,533	273,709	225,022
Prior years	(11,711)	(6,950)	(31,617)	(23,043)
Total incurred losses and loss adjustment expenses	97,148	73,583	242,092	201,979
Paid losses and loss adjustment expenses related to:
Current year	60,114	47,290	119,541	102,806
Prior years	29,612	20,789	105,185	115,419
Total paid losses and loss adjustment expenses	89,726	68,079	224,726	218,225
Net balance at end of period	571,274	554,443	571,274	554,443
Plus: Ceded reinsurance receivables	98,656	78,844	98,656	78,844
Balance at end of period	$669,930	$633,287	$669,930	$633,287

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2020, the Company reduced its prior accident year loss reserves by $11.7 million, which consisted of a $3.5 million decrease related to Commercial Specialty, a $2.0 million decrease related to Specialty Property, a $1.3 million decrease related to Farm, Ranch, & Stable, and a $4.9 million decrease related to Reinsurance Operations.

The $3.5 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $2.5 million reduction in aggregate with $1.9 million of favorable development in the construction defect reserve category and $0.5 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category recognizes lower than expected claims frequency and severity in the 2005 through 2009 and 2012 accident years.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in the 1995, 2005, 2007 through 2012 and 2015 accident years, partially offset by increases in the 2016 through 2018 accident years.

•	Property: An increase of $0.1 million in the 2019 accident year was partially offset by decreases in the 2017 and 2018 accident years.
•	Professional: A $1.1 million decrease primarily in the 2006 through 2010 accident years reflects lower than expected claims severity.

The $2.0 million decrease of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $0.2 million reduction primarily recognizes lower than expected claims severity in the 2017 and 2019 accident years.

GLOBAL INDEMNITY GROUP, LLC

•

Property: A $1.8 million decrease primarily in the 2017 accident year recognizes a reduction in the catastrophe reserve categories for subrogation recoveries from the California wildfires in the 2017 accident year.

The $1.3 million reduction of prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•

Property: A $1.3 million decrease mainly recognizes a reduction in the catastrophe reserve category in the 2017 accident year for subrogation recoveries from the California wildfires and lower than anticipated claims severity in the 2018 accident year, partially offset by an increase in the 2019 accident year for the catastrophe reserve category.

The $4.9 million decrease in prior accident year loss reserves related to Reinsurance Operations were based on a review of the experience reported from cedants.  There was a $3.2 million decrease in the property lines primarily in the 2009 through 2012 and 2014 through 2018 accident years, partially offset by an increase in the 2019 accident year.  In addition, there was a reduction of $1.7 million in the professional lines in the 2014 and 2015 accident years.

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

GLOBAL INDEMNITY GROUP, LLC

During the first nine months of 2020, the Company reduced its prior accident year loss reserves by $31.6 million, which consisted of a $17.8 million decrease related to Commercial Specialty, a $6.6 million decrease related to Specialty Property, a $2.1 million decrease related to Farm, Ranch, & Stable, and a $5.1 million decrease related to Reinsurance Operations.

The $17.8 million decrease in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $20.5 million reduction in aggregate with $6.6 million of favorable development in the construction defect reserve category and $13.9 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category primarily recognizes lower than expected claims frequency and severity in the 2005 through 2009, 2012, 2015 and 2017 accident years, slightly offset by an increase in the 2016 accident year.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in the 2005 through 2015 accident years, partially offset by increases in the 2016 through 2019 accident years.

•	Professional: A $1.9 million decrease mainly in the 2007 through 2010 and 2019 accident years recognizes lower than expected claims severity.
•	Commercial Auto Liability: A $1.0 million reduction primarily in the 2010 and 2012 through 2016 accident years recognizes lower than anticipated claims severity.
•	Workers Compensation: A $0.2 million decrease primarily in loss adjustment expense reserves in the 2012 and accident years prior to 2005.
•

Property:  An increase of $5.8 million primarily recognizes higher than expected claims severity mainly in the 2017 through 2019 accident years.  The bulk of the increase was in the 2018 accident year which reflects a higher estimated ultimate for Hurricane Michael. The increase in ultimate resulted from receiving additional information in the second quarter for a Property Brokerage claim.

The $6.6 million decrease in prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $2.0 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2019 accident years.
•

Property: A $4.6 million decrease reflects a $1.8 million reduction in the third quarter primarily in the 2017 accident year which recognizes a decrease in the catastrophe reserve categories for subrogation recoveries from the California wildfires.  A year-to-date reduction through June totaled $2.8 million mainly reflected lower than anticipated claims severity in the 2015 through 2018 accident years, partially offset by an increase in the 2019 accident year due to higher than expected claims severity.

The $2.1 million decrease in prior accident year loss reserves related to Farm, Ranch, & Stable primarily consisted of the following:

•

Property: A $2.0 million decrease mainly reflects lower than anticipated claims severity in the 2016 through 2018 accident years and a reduction in the catastrophe reserve category in the 2017 accident year for subrogation recoveries from the California wildfires, partially offset by an increase in the 2019 accident year.

•

General Liability:  A $0.1 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2016 and 2018 through 2019 accident years, mostly offset by an increase in the 2013 accident year due to higher than anticipated claims severity.

The $5.1 million decrease in prior accident year loss reserves related to Reinsurance Operations were based on a review of the experience reported from cedants.  There was a $3.4 million decrease in the property lines primarily in the 2009 through 2010 and 2012 through 2017 accident years, partially offset by an increase in the 2019 accident year.  In addition, there was a reduction of $1.7 million in the professional lines in the 2014 and 2015 accident years.

GLOBAL INDEMNITY GROUP, LLC

During the first nine months of 2019, the Company reduced its prior accident year loss reserves by $23.0 million, which consisted of a $12.1 million decrease related to Commercial Specialty, $10.5 million decrease related to Specialty Property, $4.0 million decrease related to Farm, Ranch, & Stable, and a $3.5 million increase related to Reinsurance Operations.

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

GLOBAL INDEMNITY GROUP, LLC

•

Professional:  A $0.3 million decrease primarily in the 2008 and 2010 accident years, partially offset by an increase in the 2007 accident year based on a review of the experience reported from the cedants.

9.	Debt

The Company’s outstanding debt consisted of the following at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Margin Borrowing Facility	$—	$73,629
7.75% Subordinated Notes due 2045	—	96,864
7.875% Subordinated Notes due 2047	126,253	126,147
Total	$126,253	$296,640

Margin Borrowing Facility

The Company has available a margin borrowing facility.  The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 0.8% and 1.9% at September 30, 2020 and December 31, 2019, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. As of December 31, 2019, approximately $88.2 million in securities were deposited as collateral to support borrowings.  The Company did not have any securities that were deposited as collateral at September 30, 2020.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $73.6 million as of December 31, 2019.  The Company did not have any amounts outstanding on the margin borrowing facility as of September 30, 2020.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $0.1 million and $0.5 million for the quarters ended September 30, 2020 and 2019, respectively, and $0.5 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

7.75% Subordinated Notes due 2045

The Company redeemed the entire $100 million in aggregate principal amount of the outstanding 7.75% Subordinated Notes due 2045 (“2045 Notes”) plus accrued and unpaid interest on the 2045 Notes redeemed to, but not including, the Redemption Date of August 15, 2020. In connection with the redemption, the Company wrote off deferred issuance costs of $3.1 million which is recognized as a loss on extinguishment of debt in its consolidated statements of operations for the quarter and nine months ended September 30, 2020.

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2045 Notes was $1.0 million and $2.0 million for the quarters ended September 30, 2020 and 2019, respectively, and $4.9 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively.

7.875% Subordinated Notes due 2047

On March 23, 2017, Global Indemnity Limited issued Subordinated Notes due in 2047 in the aggregate principal amount of $120.0 million through an underwritten public offering (the “2047 Notes”).  Pursuant to the underwriting agreement, Global Indemnity Limited granted the underwriters a 30 day option to purchase up to an additional $18 million aggregate principal amount of the 2047 Notes solely to cover over-allotments, if any.  On March 30, 2017, the underwriters exercised their over-allotment option in the amount of $10 million principal amount of the 2047 Notes.  As a result, the aggregate principal amount of the 2047 Notes increased to $130.0 million.  The sale of the 2047 Notes pursuant to the over-allotment option closed on March 30, 2017.

The 2047 Notes bear interest at an annual rate equal to 7.875%, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing July 15, 2017. The 2047 Notes mature on April 15, 2047. The Company has the

GLOBAL INDEMNITY GROUP, LLC

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

The 2047 Notes are subordinated unsecured obligations and rank (i) senior to the Company’s existing and future capital stock, (ii) senior in right of payment to future junior subordinated debt, (iii) equally in right of payment with any existing unsecured, subordinated debt that the Company has issued or may issue in the future that ranks equally with the 2047 Notes, and (iv) subordinate in right of payment to any of the Company’s future senior debt.  In addition, the 2047 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries including the Company’s margin borrowing facility.

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $2.6 million for each of the quarters ended September 30, 2020 and 2019 and $7.8 million for each of the nine months ended September 30, 2020 and 2019.

The following table represents the amounts recorded for the subordinated notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.875% Subordinated Notes due 2047	$130,000	$(3,747)	$126,253
	$130,000	$(3,747)	$126,253

	December 31, 2019
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,136)	$96,864
7.875% Subordinated Notes due 2047	130,000	(3,853)	126,147
	$230,000	$(6,989)	$223,011

Supplemental Indentures

On August 28, 2020, in connection with the merger of Global Indemnity Limited with and into New Cayco, each of Global Indemnity Limited, as successor to Global Indemnity plc, an Irish public limited company, GBLI Holdings, LLC, a Delaware limited  liability company, as co-obligor (the "Co-Obligor"), New CayCo, Wells Fargo Bank, National Association, as trustee (the "Original Trustee"), and U.S. Bank National Association, as series trustee of the 7.875% Subordinated Notes due 2047 (the "Series Trustee" and, together with the Original Trustee, the "Trustees") entered into a Fourth Supplemental Indenture, dated as of August 28, 2020 (the "Fourth Supplemental Indenture"), to the base indenture, dated as of August 12, 2015 (as supplemented, the "Indenture").

GLOBAL INDEMNITY GROUP, LLC

Pursuant to the Fourth Supplemental Indenture, New CayCo expressly assumed the obligations of Global Indemnity Limited under the Indenture, including the obligations of Global Indemnity Limited under the outstanding 2047 Notes issued pursuant to such Indenture.

On August 28, 2020, in connection with the merger of New Cayco with and into Global Indemnity Group, LLC, each of New CayCo, the Co-Obligor, Global Indemnity Group, LLC and the Trustees entered into a Fifth Supplemental Indenture, dated as of August 28, 2020 (the "Fifth Supplemental Indenture"), to the Indenture.

Pursuant to the Fifth Supplemental Indenture, Global Indemnity Group, LLC expressly assumed the obligations of New CayCo under the Indenture, including the obligations of New CayCo under the outstanding 2047 Notes issued pursuant to such Indenture.

Co-obligor Transaction

On April 25, 2018, GBLI Holdings, LLC, an indirect wholly owned subsidiary of the Company, became a subordinated co-obligor with respect to the 2045 Notes, which were fully redeemed in August 2020, and the 2047 Notes with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of, and interest on, the 2047 Notes when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder.  Notwithstanding the foregoing, GBLI Holdings, LLC's obligations (including the obligation to pay the principal of and interest in respect of the 2047 Notes) are subject to subordination to all monetary obligations or liabilities of GBLI Holdings, LLC owing to any regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of GBLI Holdings, LLC for borrowed money.  If the Company pays any amount with respect to the subordinated note obligations, the Company is entitled to be reimbursed by GBLI Holdings, LLC within 10 business days after a demand is made to GBLI Holding, LLC by the Company.  In consideration for becoming a subordinated co-obligor on the subordinated notes, GBLI Holdings, LLC received a promissory note from Global Indemnity Limited with a principal amount of $230 million due April 15, 2047 that has since been assigned to an affiliate. This promissory note was settled in August 2020.

10.Shareholders’ Equity

On August 28, 2020, Global Indemnity Limited completed the previously disclosed scheme of arrangement and amalgamation that effected certain transactions (the "Redomestication") that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of the Company.  Please see Note 2 for details on the redomestication.

The treasury shares of Global Indemnity Limited were not subject to the scheme of arrangement. The carrying value of the Global Indemnity Limited treasury shares, $4.1 million, were offset against the Additional Paid-in Capital account of Global Indemnity Limited, according to the Company’s policy regarding the treatment of treasury shares.  Please see Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s policy regarding the treatment of treasury shares.

Issuance of Preferred Shares

On August 27, 2020, the Company issued and sold to Wyncote LLC (“Wyncote”), an affiliate of Fox Paine & Company, LLC, 4,000 Series A Preferred Interests at a price of $1,000 per Series A Preferred Interest, for the aggregate purchase price of $4,000,000. The issuance of Series A Preferred Interests to Wyncote was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Series A Preferred Interests are not convertible into or exchangeable for any other securities or property of the Company. The shares are redeemable at the discretion of the Company after five years or at the discretion of the holders upon the occurrence of a change in control of the Company.  While the preferred shares are non-voting, the preferred shareholders are entitled to appoint two additional members to the Company’s Board of Directors whenever the “Unpaid Targeted Priority Return” (as defined in the applicable Share Designation) with respect to the preferred shares exceed zero immediately following six or more “Distribution Dates” (as defined in the applicable Share Designation), whether or not such Distribution Dates occur consecutively.

GLOBAL INDEMNITY GROUP, LLC

Following the Effective Time, all of the issued and outstanding Series A Preferred Interests sold to Wyncote remain outstanding as "Series A Cumulative Fixed Rate Preferred Shares", unaffected by the Scheme of Arrangement and subject to the terms of the Second Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”) and that certain Share Designation, effective as of the Effective Time, that sets forth the designation, rights, preferences, powers, duties, restrictions, limitations and obligations of the Series A Cumulative Fixed Rate Preferred Shares from and after the Effective Time.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the quarter ended September 30, 2020:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1-31, 2020	396	(2)	$24.95	—	—
Total	396		$24.95	—

(1)	Based on settlement date.

(2)       Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no class A commons shares that were surrendered or repurchased during the quarter ended September 30, 2019.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the nine months ended September 30, 2020:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	3,124	(2)	$29.63	—	—
February 1-29, 2020	1,600	(2)	$31.13	—	—
August 1-31, 2020	396		$24.95	—	—
Total	5,120		$29.74	—

(1)	Based on settlement date.

(2)       Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the nine months ended September 30, 2019:

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

There were no class B common shares that were surrendered or repurchased during the quarters and nine months ended September 30, 2020 or 2019.

GLOBAL INDEMNITY GROUP, LLC

As of September 30, 2020, the Company’s class A common shares were held by approximately 190 shareholders of record. There were four holders of record of the Company’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of September 30, 2020.  The Company’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of September 30, 2020.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends / Distributions

Dividend & distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
February 9, 2020 (1)	March 24, 2020	March 31, 2020	$3,539
June 7, 2020 (1)	June 23, 2020	June 30, 2020	3,545
September 13, 2020 (2)	September 25, 2020	September 30, 2020	3,552
Various (3)	Various	Various	337
Total			$10,973

(1)	Represents dividend payments
(2)	Represents distribution / return of capital payments
(3)	Represents dividends / distributions declared on unvested shares, net of forfeitures.

Dividend payments of $0.25 per common share were declared during the nine months ended September 30, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
September 15, 2019	September 26, 2019	October 2, 2019	3,528
Various (1)	Various	Various	191
Total			$10,765
(1)	Represents dividends declared on unvested shares, net of forfeitures.

As of September 30, 2020 and December 31, 2019, accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.6 million and $0.3 million, respectively.  Accrued preferred distributions were less than $0.1 million as of September 30, 2020 and were included in other liabilities on the consolidated balance sheets.

Please see Note 12 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2019 Annual Report on Form 10-K for more information on the Company’s dividend program.

GLOBAL INDEMNITY GROUP, LLC

11.	Related Party Transactions

Fox Paine Entities

As of September 30, 2020, Fox Paine Capital Fund II International, L.P. and certain of its affiliates (collectively, the “Fox Paine Funds”), which are managed by Fox Paine & Company, LLC, beneficially own approximately 77.5% of the Company’s total voting power.  As of September 30, 2020, Fox Mercury Investments, L.P. and certain of its affiliates (collectively, the “FM Entities”) separately beneficially own approximately 4.8% of the Company’s total voting power.  The Fox Paine Funds have the right to appoint a number of the Company’s Directors equal in aggregate to the pro rata percentage of the voting power in the Company beneficially held by the Fox Paine Funds, FM Entities and Fox Paine & Company, LLC (collectively, “Fox Paine Entities”) so long as the Fox Paine Entities beneficially own a majority of the outstanding class B common shares of the Company and shares representing an aggregate 25% or more of the total voting power in the Company.  The Fox Paine Funds control the election of all of the Company’s Directors due to their controlling share ownership. The Company’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

On August 27, 2020, the Company issued and sold to Wyncote LLC, an affiliate of Fox Paine & Company, LLC, 4,000 Series A Cumulative Fixed Rate Preferred Interests at a price of $1,000 per Series A Preferred Interest, for the aggregate purchase price of $4,000,000. While the preferred shares are non-voting, the preferred shareholders are entitled to appoint two additional members to the Company’s Board of Directors whenever the “Unpaid Targeted Priority Return” with respect to the preferred shares exceed zero immediately following six or more “Distribution Dates”, whether or not such Distribution Dates occur consecutively.  See Note 10 for additional information on the Series A Cumulative Fixed Rate Preferred Interests.

The Company relies on Fox Paine & Company, LLC to provide management services and other services related to the operations of the Company.  Starting in 2014, the management fee is adjusted annually to reflect the percentage change in the CPI-U.  On May 6, 2020, Global Indemnity Limited and Fox Paine & Company, LLC entered into the Second Amended and Restated Management Agreement, effective as of September 5, 2019 (the “Management Agreement”), to: (i) eliminate the Company’s obligation to reimburse Fox Paine & Company, LLC for its travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors, which have averaged approximately $550,000 per year (since execution of the Management Agreement in 2013), and (ii) increase Fox Paine & Company, LLC’s base Annual Service Fee by $550,000 per year.  On August 28, 2020, in connection with the Redomestication, the Company and Fox Paine & Company, LLC entered into the Third Amended and Restated Management Agreement effective as of August 28, 2020 (the “Management Agreement”). The Management Agreement amends and restates the Second Amended and Restated Management Agreement, dated as of May 6, 2020, between Fox Paine & Company, LLC and Global Indemnity Limited, to reflect the assumption by Global Indemnity Group, LLC of the obligations under the Management Agreement and to make related conforming changes and immaterial modifications to the Management Agreement.

Management fee expense of $0.6 million and $0.5 million was incurred during the quarters ended September 30, 2020 and 2019, respectively, and management fee expense of $2.0 million and $1.5 million was incurred during the nine months ended September 30, 2020 and 2019, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.5 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction policies, including approval of the Company’s Conflicts Committee of the Board of Directors or Global Indemnity Limited’s Audit Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC described below was reviewed and approved by the Company’s Conflicts Committee or Audit Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and was not a member of Global Indemnity Limited’s Audit Committee and recused himself from the Board of Directors’ deliberations).

GLOBAL INDEMNITY GROUP, LLC

Illiquid Investment Fund Divestiture Fee

On December 21, 2018, GBLI Holdings, LLC exited an investment in a private credit fund pursuant to a sale of GBLI Holdings, LLC’s investment to third parties at par plus accrued interest. Fox Paine & Company, LLC provided services to GBLI Holdings, LLC in connection with the sale, including conducting due diligence to evaluate the private fund, recommending that GBLI Holdings, LLC withdraw from the private fund, and conducting extended negotiations with the private fund to secure GBLI Holdings, LLC’s withdrawal from the private fund on favorable terms. Fox Paine & Company, LLC’s services for GBLI Holdings, LLC in connection with the sale were performed during the second, third, and fourth quarters of 2018. The total fee for these services was $2.0 million which was accrued in the 4th quarter of 2018, which is the period in which the transaction was completed, and was paid in May 2019.

Redomestication Fee

Pursuant to the Management Agreement, Fox Paine & Company, LLC performed extensive financial advisory services for the Company in connection with the conceptualization, design, structuring and implementation of the redomestication plan. In accordance with the Management Agreement, Fox Paine & Company, LLC may propose and negotiate advisory fees for such services with the Company, subject to the provisions of the Company’s related party transaction policies. The Company agreed to pay an advisory fee to Fox Paine & Company, LLC for such services in an amount of $10.0 million, which was accrued at September 30, 2020, and will be paid in a subsequent period.  The $10.0 million fee was approved by the Conflicts Committee.

12.Commitments and Contingencies

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of September 30, 2020, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of September 30, 2020, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.

In 2019, the Company entered into a $10 million commitment to purchase an alternative investment vehicle which is comprised of mortgage loans and other real-estate related investments.  As of September 30, 2020, the Company has fully funded this commitment.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual

GLOBAL INDEMNITY GROUP, LLC

management fee to Fox Paine & Company, LLC.  See Note 11 above for additional information pertaining to this management agreement.

COVID-19

There is risk that legislation could be passed which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage.
13.	Share-Based Compensation Plans

In connection with the Redomestication, the 2018 Share Incentive Plan was amended and restated to reflect Global Indemnity Group, LLC’s assumption of the sponsorship of the plan and other changes deemed necessary and appropriate to reflect the completion of the Redomestication.

Options

No stock options were awarded during the quarters and nine months ended September 30, 2020 and 2019.  No unvested stock options were forfeited during the quarters and nine months ended September 30, 2020 or 2019.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares granted to key employees during the quarters ended September 30, 2020 and 2019 or the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, the Company granted 36,180 restricted class A common shares, with a weighted average grant date value of $35.82 per share, to key employees under the Plan. 9,063 of these shares vested immediately.  27,117 of these shares will vest as follows:

•	16.5% vested on January 1, 2020, 16.5% and 17.0% of the restricted stock will vest on January 1, 2021 and January 1, 2022, respectively.

•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2022, following a re-measurement of 2018 results as of December 31, 2021.

There were no restricted stock units granted to key employees during the quarter ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, the Company granted 161,238 restricted stock units, with a weighted average grant date value of $30.32 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years on January 1, 2021, January 1, 2022 and January 1, 2023.

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

GLOBAL INDEMNITY GROUP, LLC

During the nine months ended September 30, 2019, the Company granted 175,498 restricted stock units, with a weighted average grant date value of $30.18 per unit, to key employees under the Plan. These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

During the quarters ended September 30, 2020 and 2019, the Company granted 29,893 and 19,275 class A common shares, respectively, at a weighted average grant date value of $22.58 and $24.97 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2020 and 2019, the Company granted 81,502 and 50,661 class A common shares, respectively, at a weighted average grant date value of $24.85 and $28.50 per share, respectively, to non-employee directors of the Company under the Plan. All of these shares granted to non-employee directors of the Company in 2020 and 2019 were fully vested but are subject to certain restrictions.  During the quarter and nine months ended September 30, 2020, the Company also granted 41,667 restricted stock units to a non-employee director that vest ratably over three years on January 1, 2022, January 1, 2023, and January 1, 2024.

14.Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$(15,170)	$6,721	$(22,197)	$40,984
Less: preferred stock distributions	42	—	42	—
Net income (loss) available to common shareholders	$(15,212)	$6,721	$(22,239)	$40,984

Denominator:
Weighted average shares for basic earnings per share	14,304,426	14,202,859	14,276,594	14,181,530
Non-vested restricted stock	—	23,059	—	19,201
Non-vested restricted stock units	—	—	—	2,954
Options	—	101,839	—	125,176
Weighted average shares for diluted earnings per share (1)	14,304,426	14,327,757	14,276,594	14,328,861

Earnings per share - Basic	$(1.06)	$0.47	$(1.56)	$2.89
Earnings per share - Diluted	$(1.06)	$0.47	$(1.56)	$2.86

(1)	For the quarter and nine months ended September 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for these periods.

If the Company had not incurred a loss in the quarter ended September 30, 2020, 14,444,326 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 18,218 shares of non-vested restricted stock, 48,846 shares of non-vested restricted stock units, and 72,836 share equivalents for options.

If the Company had not incurred a loss in the nine months ended September 30, 2020, 14,421,393 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 15,366 shares of non-vested restricted stock, 36,796 shares of non-vested restricted stock units, and 92,637 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 572,957 shares for the quarter and nine months ended September 30, 2020 and 500,000 shares for the quarter and nine months ended September 30, 2019 which were deemed to be anti-dilutive.

GLOBAL INDEMNITY GROUP, LLC

15.	Segment Information

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2020 and 2019:

Quarter Ended September 30, 2020 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$74,971		$34,730		$19,443		$14,605		$143,749
Net written premiums	$69,074		$29,971		$16,961		$14,605		$130,611
Net earned premiums	$73,887		$31,388		$19,978		$15,049		$140,302
Other income	—		450		35		112		597
Total revenues	73,887		31,838		20,013		15,161		140,899
Losses and Expenses:
Net losses and loss adjustment expenses	42,879		34,430		14,649		5,190		97,148
Acquisition costs and other underwriting expenses	26,943		13,364		7,443		5,518		53,268
Income (loss) from segments	$4,065		$(15,956)		$(2,079)		$4,453		$(9,517)
Unallocated Items:
Net investment income									11,746
Net realized investment gains									7,323
Other loss									(55)
Corporate and other operating expenses									(21,196)
Interest expense									(3,620)
Loss on extinguishment of debt									(3,060)
Loss before income taxes									(18,379)
Income tax benefit									3,209
Net loss									(15,170)

Segment assets	$752,002		$207,831		$137,697		$269,771		$1,367,301
Corporate assets									572,456
Total assets									$1,939,757

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended September 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$73,175		$42,611		$21,410		$19,981		$157,177
Net written premiums	$62,925		$37,628		$18,294		$19,989		$138,836
Net earned premiums	$60,869		$34,554		$18,377		$19,512		$133,312
Other income (loss)	—		465		34		(235)		264
Total revenues	60,869		35,019		18,411		19,277		133,576
Losses and Expenses:
Net losses and loss adjustment expenses	27,389		25,997		10,939		9,258		73,583
Acquisition costs and other underwriting expenses	24,820		14,571		7,776		6,199		53,366
Income (loss) from segments	$8,660		$(5,549)		$(304)		$3,820		$6,627
Unallocated Items:
Net investment income									11,348
Net realized investment loss									(2,690)
Corporate and other operating expenses									(3,858)
Interest expense									(5,023)
Income before income taxes									6,404
Income tax benefit									317
Net income									6,721

Segment assets	$705,260		$246,080		$136,420		$346,137		$1,433,897
Corporate assets									650,259
Total assets									$2,084,156

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2020 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$243,099		$107,951		$64,798		$48,174		$464,022
Net written premiums	$219,437		$93,053		$56,323		$48,174		$416,987
Net earned premiums	$211,329		$99,147		$57,691		$58,450		$426,617
Other income	—		1,306		107		96		1,509
Total revenues	211,329		100,453		57,798		58,546		428,126
Losses and Expenses:
Net losses and loss adjustment expenses	109,191		65,619		37,698		29,584		242,092
Acquisition costs and other underwriting expenses	79,452		41,357		22,687		19,762		163,258
Income (loss) from segments	$22,686		$(6,523)		$(2,587)		$9,200		$22,776
Unallocated Items:
Net investment income									19,516
Net realized investment loss									(22,332)
Other loss									(36)
Corporate and other operating expenses									(34,037)
Interest expense									(13,197)
Loss on extinguishment of debt									(3,060)
Loss before income taxes									(30,370)
Income tax benefit									8,173
Net loss									(22,197)

Segment assets	$752,002		$207,831		$137,697		$269,771		$1,367,301
Corporate assets									572,456
Total assets									$1,939,757

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2019 (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$214,467		$128,771		$65,872		$69,589		$478,699
Net written premiums	$185,202		$110,668		$55,861		$69,590		$421,321
Net earned premiums	$173,215		$104,740		$52,849		$52,798		$383,602
Other income (loss)	—		1,406		96		(228)		1,274
Total revenues	173,215		106,146		52,945		52,570		384,876
Losses and Expenses:
Net losses and loss adjustment expenses	81,731		57,611		32,203		30,434		201,979
Acquisition costs and other underwriting expenses	70,522		44,163		22,403		16,555		153,643
Income (loss) from segments	$20,962		$4,372		$(1,661)		$5,581		$29,254
Unallocated Items:
Net investment income									32,393
Net realized investment gain									11,290
Corporate and other operating expenses									(11,702)
Interest expense									(15,088)
Income before income taxes									46,147
Income tax expense									(5,163)
Net income									40,984

Segment assets	$705,260		$246,080		$136,420		$346,137		$1,433,897
Corporate assets									650,259
Total assets									$2,084,156

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
16.Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating balance sheets at September 30, 2020 and December 31, 2019, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the quarters and nine months ended September 30, 2020 and 2019 and condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and 2019.  GBLI Holdings, LLC is a 100% owned subsidiary of the Company.  See Note 9 for information on the Company’s debt obligations.

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Balance Sheets at September 30, 2020 (Dollars in thousands)	Global Indemnity Group, LLC (Parent co- obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Group, LLC Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Group, LLC Consolidated
ASSETS

Total investments	$212,050	$48,940	$1,156,475	$—	$1,417,465
Cash and cash equivalents	13,765	2,575	20,871	—	37,211
Investments in subsidiaries	491,851	387,913	339,384	(1,219,148)	—
Due from subsidiaries and affiliates	(3,999)	(7,522)	11,521	—	—
Notes receivable – affiliate	11,283	—	—	(11,283)	—
Interest receivable – affiliate	16	—	—	(16)	—
Premiums receivable, net	—	—	109,820	—	109,820
Reinsurance receivables, net	—	—	112,633	—	112,633
Funds held by ceding insurers	—	—	46,894	—	46,894
Federal income taxes receivable	—	2,892	(2,892)	—	—
Deferred federal income taxes	—	38,805	(3,505)	—	35,300
Deferred acquisition costs	—	—	67,470	—	67,470
Intangible assets	—	—	21,094	—	21,094
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	15,558	—	15,558
Other assets	13,240	19,444	40,854	(3,747)	69,791
Total assets	$738,206	$493,047	$1,942,698	$(1,234,194)	$1,939,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$669,930	$—	$669,930
Unearned premiums	—	—	304,074	—	304,074
Ceded balances payable	—	—	9,576	—	9,576
Payable for Securities	2,207	—	3,423	—	5,630
Contingent commissions	—	—	11,329	—	11,329
Debt	—	130,000	—	(3,747)	126,253
Notes payable – affiliates	—	—	11,283	(11,283)	—
Accrued interest payable – affiliates	—	—	16	(16)	—
Other liabilities	15,286	23,663	53,303	—	92,252
Total liabilities	17,493	153,663	1,062,934	(15,046)	1,219,044

Shareholders’ equity
Total shareholders’ equity	720,713	339,384	879,764	(1,219,148)	720,713

Total liabilities and shareholders’ equity	$738,206	$493,047	$1,942,698	$(1,234,194)	$1,939,757

(1)	Includes all other subsidiaries of Global Indemnity Group, LLC and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Balance Sheets at December 31, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
ASSETS

Total investments	$44,468	$257,317	$1,261,757	$—	$1,563,542
Cash and cash equivalents	977	2,663	40,631	—	44,271
Investments in subsidiaries	1,218,491	355,777	434,278	(2,008,546)	—
Due from subsidiaries and affiliates	(3,612)	(3,965)	7,577	—	—
Notes receivable – affiliate	—	80,049	445,498	(525,547)	—
Interest receivable – affiliate	—	5,014	17,258	(22,272)	—
Premiums receivable, net	—	—	118,035	—	118,035
Reinsurance receivables, net	—	—	83,938	—	83,938
Funds held by ceding insurers	—	—	48,580	—	48,580
Federal income taxes receivable	—	14,197	(3,208)	—	10,989
Deferred federal income taxes	—	31,833	(756)	—	31,077
Deferred acquisition costs	—	—	70,677	—	70,677
Intangible assets	—	—	21,491	—	21,491
Goodwill	—	—	6,521	—	6,521
Prepaid reinsurance premiums	—	—	16,716	—	16,716
Other assets	9,394	12,622	45,021	(6,989)	60,048
Total assets	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$630,181	$—	$630,181
Unearned premiums	—	—	314,861	—	314,861
Ceded balances payable	—	—	20,404	—	20,404
Payable for securities purchased	—	—	850	—	850
Contingent commissions	—	—	11,928	—	11,928
Debt	—	303,629	—	(6,989)	296,640
Notes payable – affiliates	520,498	—	5,049	(525,547)	—
Accrued interest payable – affiliates	20,343	—	1,929	(22,272)	—
Other liabilities	2,068	17,600	54,544	—	74,212
Total liabilities	542,909	321,229	1,039,746	(554,808)	1,349,076

Shareholders’ equity
Total shareholders’ equity	726,809	434,278	1,574,268	(2,008,546)	726,809

Total liabilities and shareholders’ equity	$1,269,718	$755,507	$2,614,014	$(2,563,354)	$2,075,885

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Operations for the Quarter Ended September 30, 2020 (Dollars in thousands)	Global Indemnity Group, LLC (Parent co-obligor)(3)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Group, LLC Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Group, LLC Consolidated
Revenues:
Net earned premiums	$—	$—	$140,302	$—	$140,302
Net investment income	1,300	4,642	5,976	(172)	11,746
Net realized investment gains	451	4,107	2,765	—	7,323
Other income (loss)	(1)	—	543	—	542
Total revenues	1,750	8,749	149,586	(172)	159,913
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	97,148	—	97,148
Acquisition costs and other underwriting expenses	—	—	53,268	—	53,268
Corporate and other operating expenses	17,324	3,662	210	—	21,196
Interest expense	179	3,569	44	(172)	3,620
Loss on extinguishment of debt	3,060	—	—	—	3,060
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(18,813)	1,518	(1,084)	—	(18,379)
Equity in net income (loss) of subsidiaries	3,643	(10,312)	(5,784)	12,453	—
Loss before income taxes	(15,170)	(8,794)	(6,868)	12,453	(18,379)
Income tax benefit	—	(3,010)	(199)	—	(3,209)
Net loss	$(15,170)	$(5,784)	$(6,669)	$12,453	$(15,170)

(1)	Includes all other subsidiaries of Global Indemnity Group, LLC and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

(3)    Includes activity for Global Indemnity Limited from July 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to September 30, 2020

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Operations for the Quarter Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$133,312	$—	$133,312
Net investment income	393	2,798	8,442	(285)	11,348
Net realized investment gains (losses)	(101)	(3,525)	936	—	(2,690)
Other income	—	—	264	—	264
Total revenues	292	(727)	142,954	(285)	142,234
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	73,583	—	73,583
Acquisition costs and other underwriting expenses	—	—	53,366	—	53,366
Corporate and other operating expenses	1,320	2,159	379	—	3,858
Interest expense	278	4,957	73	(285)	5,023
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(1,306)	(7,843)	15,553	—	6,404
Equity in net income (loss) of subsidiaries	8,027	1,699	(4,462)	(5,264)	—
Income (loss) before income taxes	6,721	(6,144)	11,091	(5,264)	6,404
Income tax expense (benefit)	—	(1,682)	1,365	—	(317)
Net income (loss)	$6,721	$(4,462)	$9,726	$(5,264)	$6,721

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2020 (Dollars in thousands)	Global Indemnity Group, LLC (Parent co-obligor)(3)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Group, LLC Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Group, LLC Consolidated
Revenues:
Net earned premiums	$—	$—	$426,617	$—	$426,617
Net investment income (loss)	1,898	(3,870)	22,203	(715)	19,516
Net realized investment gains (losses)	(2,295)	(36,600)	16,563	—	(22,332)
Other income (loss)	(1)	19	1,455	—	1,473
Total revenues	(398)	(40,451)	466,838	(715)	425,274
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	242,092	—	242,092
Acquisition costs and other underwriting expenses	—	—	163,258	—	163,258
Corporate and other operating expenses	23,466	10,143	428	—	34,037
Interest expense	732	13,005	175	(715)	13,197
Loss on extinguishment of debt	3,060	—	—	—	3,060
Income (loss) before equity in net income (loss) of subsidiaries and income taxes	(27,656)	(63,599)	60,885	—	(30,370)
Equity in net income (loss) of subsidiaries	5,459	22,509	(25,649)	(2,319)	—
Income (loss) before income taxes	(22,197)	(41,090)	35,236	(2,319)	(30,370)
Income tax expense (benefit)	—	(15,441)	7,268	—	(8,173)
Net income (loss)	$(22,197)	$(25,649)	$27,968	$(2,319)	$(22,197)

(1)	Includes all other subsidiaries of Global Indemnity Group, LLC and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

(3)    Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to September 30, 2020

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Revenues:
Net earned premiums	$—	$—	$383,602	$—	$383,602
Net investment income	1,764	5,743	25,747	(861)	32,393
Net realized investment gains	298	7,969	3,023	—	11,290
Other income	—	30	1,244	—	1,274
Total revenues	2,062	13,742	413,616	(861)	428,559
Losses and Expenses:
Net losses and loss adjustment expenses	—	—	201,979	—	201,979
Acquisition costs and other underwriting expenses	—	—	153,643	—	153,643
Corporate and other operating expenses	4,306	6,406	990	—	11,702
Interest expense	829	14,875	245	(861)	15,088
Income (loss) before equity in net income of subsidiaries and income taxes	(3,073)	(7,539)	56,759	—	46,147
Equity in net income of subsidiaries	44,057	16,597	10,903	(71,557)	—
Income before income taxes	40,984	9,058	67,662	(71,557)	46,147
Income tax expense (benefit)	—	(1,845)	7,008	—	5,163
Net income	$40,984	$10,903	$60,654	$(71,557)	$40,984

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Quarter Ended September 30, 2020 (Dollars in thousands)	Global Indemnity Group, LLC (Parent co-obligor)(3)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Group, LLC Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Group, LLC Consolidated
Net loss	$(15,170)	$(5,784)	$(6,669)	$12,453	$(15,170)

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	(1,310)	(1,049)	1,911	—	(448)
Equity in other comprehensive income of unconsolidated subsidiaries	(561)	1,596	603	(1,638)	—
Reclassification adjustment for gains included in net income	(102)	56	(2,058)	—	(2,104)
Unrealized foreign currency translation gains	—	—	579	—	579
Other comprehensive income, net of tax	(1,973)	603	1,035	(1,638)	(1,973)

Comprehensive loss, net of tax	$(17,143)	$(5,181)	$(5,634)	$10,815	$(17,143)

(1)	Includes all other subsidiaries of Global Indemnity Group, LLC and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

(3)    Includes activity for Global Indemnity Limited from July 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to September 30, 2020

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Quarter Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income (loss)	$6,721	$(4,462)	$9,726	$(5,264)	$6,721

Other comprehensive income, net of tax:
Unrealized holding gains (losses)	—	—	9,421	—	9,421
Equity in other comprehensive income of unconsolidated subsidiaries	8,772	4,711	4,703	(18,186)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	(2)	—	(2)
Reclassification adjustment for gains included in net income	—	(8)	(839)	—	(847)
Unrealized foreign currency translation losses	—	—	200	—	200
Other comprehensive income, net of tax	8,772	4,703	13,483	(18,186)	8,772

Comprehensive income, net of tax	$15,493	$241	$23,209	$(23,450)	$15,493

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2020 (Dollars in thousands)	Global Indemnity Group, LLC (Parent co-obligor)(3)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Group, LLC Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Group, LLC Consolidated
Net income (loss)	$(22,197)	$(25,649)	$27,968	$(2,319)	$(22,197)

Other comprehensive income, net of tax:
Unrealized holding gains	322	(257)	30,683	—	30,748
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	17,891	8,643	8,405	(34,939)	—
Reclassification adjustment for (gains) losses included in net income	(102)	19	(13,122)	—	(13,205)
Unrealized foreign currency translation gains	—	—	568	—	568
Other comprehensive income, net of tax	18,111	8,405	26,534	(34,939)	18,111

Comprehensive income (loss), net of tax	$(4,086)	$(17,244)	$54,502	$(37,258)	$(4,086)

(1)	Includes all other subsidiaries of Global Indemnity Group, LLC and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

(3)    Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to September 30, 2020

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Consolidating Adjustments (2)	Global Indemnity Limited Consolidated
Net income	$40,984	$10,903	$60,654	$(71,557)	$40,984

Other comprehensive income, net of tax:
Unrealized holding gains	880	1,567	46,436	—	48,883
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	46,226	24,201	26,003	(96,430)	—
Portion of other-than-temporary impairment losses recognized in other comprehensive losses	—	—	(4)	—	(4)
Reclassification adjustment for (gains) losses included in net income	(561)	235	(2,339)	—	(2,665)
Unrealized foreign currency translation gains	—	—	331	—	331
Other comprehensive income, net of tax	46,545	26,003	70,427	(96,430)	46,545

Comprehensive income, net of tax	$87,529	$36,906	$131,081	$(167,987)	$87,529

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
(2)	Includes Parent co-obligor and subsidiary co-obligor consolidating adjustments

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2020 (Dollars in thousands)	Global Indemnity Group, LLC (Parent co-obligor)(2)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Group, LLC Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Group, LLC Consolidated
Cash flows from operating activities:
Net cash provided by (used for) operating activities	$(10,423)	$1,526	$42,833	$33,936

Cash flows from investing activities:
Proceeds from sale of fixed maturities	18,451	36,898	545,613	600,962
Proceeds from sale of equity securities	103,002	460,924	—	563,926
Proceeds from maturity of fixed maturities	280	—	89,595	89,875
Proceeds from other invested assets	1,700	123	—	1,823
Amounts paid in connection with derivatives	—	(20,130)	—	(20,130)
Purchases of fixed maturities	(185,692)	(50,283)	(466,752)	(702,727)
Purchases of equity securities	(107,228)	(286,735)	—	(393,963)
Purchases of other invested assets	—	(297)	—	(297)
Net cash provided by (used for) investing activities	(169,487)	140,500	168,456	139,469

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	(73,629)	—	(73,629)
Proceeds (repayment) of note to affiliates	—	5,049	(5,049)	—
Dividends paid to shareholders	(10,683)	—	—	(10,683)
Issuance of series A cumulative fixed rate preferred shares	4,000	—	—	4,000
Dividends from subsidiaries	226,000	—	(226,000)	—
Capital contribution	(26,466)	26,466	—	—
Purchase of class A common shares	(153)	—	—	(153)
Redemption of subordinated notes	—	(100,000)	—	(100,000)
Net cash provided by (used for) financing activities	192,698	(142,114)	(231,049)	(180,465)

Net change in cash and cash equivalents	12,788	(88)	(19,760)	(7,060)
Cash and cash equivalents at beginning of period	977	2,663	40,631	44,271
Cash and cash equivalents at end of period	$13,765	$2,575	$20,871	$37,211

(1)	Includes all other subsidiaries of Global Indemnity Group, LLC and eliminations
(2)	Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to September 30, 2020

GLOBAL INDEMNITY GROUP, LLC

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2019 (Dollars in thousands)	Global Indemnity Limited (Parent co-obligor)	GBLI Holdings, LLC (Subsidiary co-obligor)	Other Global Indemnity Limited Subsidiaries and Eliminations (non-co-obligor subsidiaries) (1)	Global Indemnity Limited Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,718	$2,593	$41,619	$45,930

Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	101,525	492,131	642,049
Proceeds from sale of equity securities	7,300	198,912	—	206,212
Proceeds from maturity of fixed maturities	—	—	113,480	113,480
Proceeds from other invested assets	3,161	11,040	—	14,201
Amounts paid in connection with derivatives	—	(12,516)	—	(12,516)
Purchases of fixed maturities	(10,548)	(24,280)	(666,856)	(701,684)
Purchases of equity securities	(40,564)	(285,408)	—	(325,972)
Purchases of other invested assets	—	(3,500)	—	(3,500)
Net cash provided by (used for) investing activities	7,742	(14,227)	(61,245)	(67,730)

Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	8,561	—	8,561
Dividends paid to shareholders	(7,130)	—	—	(7,130)
Purchase of class A common shares	(947)	—	—	(947)
Net cash provided by (used for) financing activities	(8,077)	8,561	—	484

Net change in cash and cash equivalents	1,383	(3,073)	(19,626)	(21,316)
Cash and cash equivalents at beginning of period	2,221	26,039	71,237	99,497
Cash and cash equivalents at end of period	$3,604	$22,966	$51,611	$78,181

(1)	Includes all other subsidiaries of Global Indemnity Limited and eliminations
17.	New Accounting Pronouncements

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

GLOBAL INDEMNITY GROUP, LLC

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

GLOBAL INDEMNITY GROUP, LLC

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

Recent Developments

COVID-19

The global outbreak of COVID-19 presents significant risks to the Company which the Company is not able to fully evaluate at the current time. The COVID-19 pandemic may affect the Company’s operations in the fourth quarter and may continue to do so indefinitely, thereafter.  The Company may experience reductions in premium volume, delays in the collection of premiums, and increases in COVID-19 related claims.  The volatility in the global financial markets may negatively impact the market value of the Company’s investment portfolio and may result in net realized investment losses as well as a decline in the liquidity of the investment portfolio.  All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, distribution, marketing, customers and agents, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and such effects could exist for an extended period of time even after the pandemic ends.

Redomestication

On August 28, 2020, the Company completed its plan to redomesticate to the United States.  Please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the redomestication.

Redemption of Debt

In August 2020, the Company redeemed the entire $100 million in aggregate principal amount of the outstanding 2045 Notes plus accrued and unpaid interest on the 2045 Notes redeemed to, but not including, the Redemption Date of August 15, 2020.

Dividends / Distributions

During 2020, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020 and approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on September 25, 2020.  Dividends / distributions paid were $10.7 million during the nine months ended September 30, 2020.

A.M. Best Rating

A.M. Best has seven Rating Categories in the A.M. Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  On September 23, 2020, A.M. Best assigned the companies in the Insurance Operations and Reinsurance Operations a financial strength rating of "A" (Excellent).

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 185 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its

GLOBAL INDEMNITY GROUP, LLC

Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, primarily via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 225 agents, primarily comprised of wholesale general agents, with specific binding authority.

The Company’s Farm, Ranch, & Stable segment, primarily via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through a group of approximately 220 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

The Company’s Reinsurance Operations provides reinsurance solutions through brokers and on a direct basis.  It uses its capital capacity to write niche and specialty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.  Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance.  In connection with the redomestication, Global Indemnity Reinsurance merged into Penn Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries.

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

GLOBAL INDEMNITY GROUP, LLC

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

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2020 and 2019:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Gross written premiums	$143,749	$157,177	(8.5%)	$464,022	$478,699	(3.1%)

Net written premiums	$130,611	$138,836	(5.9%)	$416,987	$421,321	(1.0%)

Net earned premiums	$140,302	$133,312	5.2%	$426,617	$383,602	11.2%
Other income	597	264	126.1%	1,509	1,274	18.4%
Total revenues	140,899	133,576	5.5%	428,126	384,876	11.2%

Losses and expenses:
Net losses and loss adjustment expenses	97,148	73,583	32.0%	242,092	201,979	19.9%
Acquisition costs and other underwriting expenses	53,268	53,366	(0.2%)	163,258	153,643	6.3%
Underwriting income (loss)	(9,517)	6,627	NM	22,776	29,254	(22.1%)

Net investment income	11,746	11,348	3.5%	19,516	32,393	(39.8%)
Net realized investment gains (losses)	7,323	(2,690)	NM	(22,332)	11,290	NM
Other loss	(55)	—	100.0%	(36)	—	100.0%
Corporate and other operating expenses	(21,196)	(3,858)	NM	(34,037)	(11,702)	190.9%
Interest expense	(3,620)	(5,023)	(27.9%)	(13,197)	(15,088)	(12.5%)
Loss on extinguishment of debt	(3,060)	—	NM	(3,060)	—	NM
Income (loss) before income taxes	(18,379)	6,404	NM	(30,370)	46,147	(165.8%)

Income tax expense (benefit)	(3,209)	(317)	NM	(8,173)	5,163	NM
Net income (loss)	$(15,170)	$6,721	NM	$(22,197)	$40,984	(154.2%)

Underwriting Ratios:
Loss ratio (1):	69.2%	55.2%		56.7%	52.7%
Expense ratio (2)	38.0%	40.0%		38.3%	40.1%
Combined ratio (3)	107.2%	95.2%		95.0%	92.8%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY GROUP, LLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Gross written premiums (1)
Commercial Specialty	$74,971	$73,175	2.5%	$243,099	$214,467	13.4%
Specialty Property	34,730	42,611	(18.5%)	107,951	128,771	(16.2%)
Farm, Ranch, & Stable	19,443	21,410	(9.2%)	64,798	65,872	(1.6%)
Reinsurance (3)	14,605	19,981	(26.9%)	48,174	69,589	(30.8%)
Total gross written premiums	$143,749	$157,177	(8.5%)	$464,022	$478,699	(3.1%)

Ceded written premiums
Commercial Specialty	$5,897	$10,250	(42.5%)	$23,662	$29,265	(19.1%)
Specialty Property	4,759	4,983	(4.5%)	14,898	18,103	(17.7%)
Farm, Ranch, & Stable	2,482	3,116	(20.3%)	8,475	10,011	(15.3%)
Reinsurance (3)	—	(8)	(100.0%)	—	(1)	(100.0%)
Total ceded written premiums	$13,138	$18,341	(28.4%)	$47,035	$57,378	(18.0%)

Net written premiums (2)
Commercial Specialty	$69,074	$62,925	9.8%	$219,437	$185,202	18.5%
Specialty Property	29,971	37,628	(20.3%)	93,053	110,668	(15.9%)
Farm, Ranch, & Stable	16,961	18,294	(7.3%)	56,323	55,861	0.8%
Reinsurance (3)	14,605	19,989	(26.9%)	48,174	69,590	(30.8%)
Total net written premiums	$130,611	$138,836	(5.9%)	$416,987	$421,321	(1.0%)

Net earned premiums
Commercial Specialty	$73,887	$60,869	21.4%	$211,329	$173,215	22.0%
Specialty Property	31,388	34,554	(9.2%)	99,147	104,740	(5.3%)
Farm, Ranch, & Stable	19,978	18,377	8.7%	57,691	52,849	9.2%
Reinsurance (3)	15,049	19,512	(22.9%)	58,450	52,798	10.7%
Total net earned premiums	$140,302	$133,312	5.2%	$426,617	$383,602	11.2%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 8.5% and 3.1% for the quarter and nine months ended September 30, 2020 as compared to same period in 2019.  The decrease is mainly due to the reduction of catastrophe exposed business within both Specialty Property and Farm, Ranch, & Stable, reduction in business not providing an adequate return on capital within Specialty Property, and Reinsurance Operations’ non-renewal of its property catastrophe treaties.  In addition, non-renewals of several small business classes was higher and new business growth slowed within Commercial Specialty which was likely the result of Covid-19.  These reductions in premiums were partially offset by organic growth from existing agents, increased pricing, and several new programs within Commercial Specialty and growth of the new casualty treaty entered into by Reinsurance Operations in 2019.

GLOBAL INDEMNITY GROUP, LLC

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Commercial Specialty	92.1%	86.0%	6.1	90.3%	86.4%	3.9
Specialty Property	86.3%	88.3%	(2.0)	86.2%	85.9%	0.3
Farm, Ranch, & Stable	87.2%	85.4%	1.8	86.9%	84.8%	2.1
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Total	90.9%	88.3%	2.6	89.9%	88.0%	1.9

The net premium retention for the quarter and nine months ended September 30, 2020 increased by 2.6 points and 1.9 points, respectively, as compared to the same period in 2019.  This increase in retention is primarily driven by the restructuring of the Company’s catastrophe reinsurance treaties as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 21.4% and 22.0% for the quarter and nine months ended September 30, 2020, respectively, as compared to the same period in 2019.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs. Property net earned premiums were $34.8 million and $28.1 million for the quarters ended September 30, 2020 and 2019, respectively, and $97.2 million and $82.1 million for the nine months ended September 30, 2020 and 2019, respectively. Casualty net earned premiums were $39.1 million and $32.8 million for the quarters ended September 30, 2020 and 2019, respectively, and $114.1 million and $91.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Net earned premiums within the Specialty Property segment decreased by 9.2% and 5.3% for the quarter and nine months ended September 30, 2020, respectively, as compared to the same period in 2019 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital. Property net earned premiums were $29.3 million and $31.9 million for the quarters ended September 30, 2020 and 2019, respectively, and $92.2 million and $96.7 million for the nine months ended September 30, 2020 and 2019, respectively. Casualty net earned premiums were $2.1 million and $2.6 million for the quarters ended September 30, 2020 and 2019, respectively, and $7.0 million and $8.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Net earned premiums within the Farm, Ranch, & Stable segment increased by 8.7% and 9.2% for the quarter and nine months ended September 30, 2020, respectively, as compared to the same period in 2019. The increase in net earned premiums was primarily due to a growth in premiums written in prior periods as a result of rate increases and new agent appointments.  Property net earned premiums were $15.0 million and $13.1 million for the quarters ended September 30, 2020 and 2019, respectively, and $42.1 million and $37.7 million for the nine months ended September 30, 2020 and 2019, respectively. Casualty net earned premiums were $5.0 million and $5.3 million for the quarters ended September 30, 2020 and 2019, respectively, and $15.6 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Net earned premiums within the Reinsurance Operations segment decreased by 22.9% for the quarter ended September 30, 2020 as compared to the same period in 2019 primarily due to the non-renewal of its property catastrophe treaties partially offset by the new casualty treaty entered into during 2019.  Net earned premiums within the Reinsurance Operations segment increased by 10.7% for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to the new casualty treaty entered into during 2019 partially offset by the non-renewal of its property catastrophe treaties.  Property net earned premiums were $5.5 million and $13.8 million for the quarters ended September 30, 2020 and 2019, respectively, and $24.5 million and $40.6 million for the nine months ended September 30, 2020 and 2019, respectively.  Casualty net earned premiums were $9.6 million and $5.7 million for the quarters ended September 30, 2020 and 2019, respectively, and $33.9 million and $12.2 million for the nine months ended September 30, 2020 and 2019, respectively.

GLOBAL INDEMNITY GROUP, LLC

Reserves

Management’s best estimate at September 30, 2020 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $669.9 million and $571.3 million, respectively, as of September 30, 2020.  A breakout of the Company’s gross and net reserves, as of September 30, 2020, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$139,513	$275,802	$415,315
Specialty Property	22,738	35,307	58,045
Farm, Ranch, & Stable	16,812	33,987	50,799
Reinsurance Operations	56,627	89,144	145,771
Total	$235,690	$434,240	$669,930

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$113,322	$234,304	$347,626
Specialty Property	11,536	25,806	37,342
Farm, Ranch, & Stable	12,608	27,927	40,535
Reinsurance Operations	56,627	89,144	145,771
Total	$194,093	$377,181	$571,274

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $273.7 million for claims occurring during the nine months ended September 30, 2020:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(39,687)	(26,686)	(13,685)	(684)	12,317
	-3%	(34,760)	(21,485)	(8,211)	5,063	18,338
	-2%	(32,297)	(18,885)	(5,474)	7,937	21,349
	-1%	(29,833)	(16,285)	(2,737)	10,811	24,359
	0%	(27,370)	(13,685)	—	13,685	27,370
	1%	(24,907)	(11,085)	2,737	16,559	30,381
	2%	(22,443)	(8,485)	5,474	19,433	33,391
	3%	(19,980)	(5,885)	8,211	22,307	36,402
	5%	(15,054)	(684)	13,685	28,054	42,424

The Company’s net reserves for losses and loss adjustment expenses of $571.3 million as of September 30, 2020 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$74,971	$73,175	2.5%	$243,099	$214,467	13.4%

Net written premiums	$69,074	$62,925	9.8%	$219,437	$185,202	18.5%

Net earned premiums	$73,887	$60,869	21.4%	$211,329	$173,215	22.0%
Total revenues	73,887	60,869	21.4%	211,329	173,215	22.0%

Losses and expenses:
Net losses and loss adjustment expenses	42,879	27,389	56.6%	109,191	81,731	33.6%
Acquisition costs and other underwriting expenses	26,943	24,820	8.6%	79,452	70,522	12.7%
Underwriting income	$4,065	$8,660	(53.1%)	$22,686	$20,962	8.2%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	62.8%	53.5%	9.3	60.1%	54.2%	5.9
Prior accident year	(4.8%)	(8.5%)	3.7	(8.4%)	(7.0%)	(1.4)
Calendar year loss ratio	58.0%	45.0%	13.0	51.7%	47.2%	4.5
Expense ratio	36.5%	40.8%	(4.3)	37.6%	40.7%	(3.1)
Combined ratio	94.5%	85.8%	8.7	89.3%	87.9%	1.4

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

GLOBAL INDEMNITY GROUP, LLC

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

	Quarters Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020		2019		2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$14,769	42.4%	$13,641	48.5%	$41,581	42.8%	$35,694	43.5%
Effect of prior accident year	(568)	(1.6%)	16	0.1%	(238)	(0.2%)	(959)	(1.2%)
Non catastrophe property losses and ratio (2)	$14,201	40.8%	$13,657	48.6%	$41,343	42.6%	$34,735	42.3%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$9,537	27.4%	$1,731	6.2%	$23,116	23.8%	$7,088	8.6%
Effect of prior accident year	626	1.8%	(14)	(0.1%)	6,063	6.2%	34	0.1%
Catastrophe losses and ratio (2)	$10,163	29.2%	$1,717	6.1%	$29,179	30.0%	$7,122	8.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$24,306	69.8%	$15,372	54.7%	$64,697	66.6%	$42,782	52.1%
Effect of prior accident year	58	0.2%	2	—%	5,825	6.0%	(925)	(1.1%)
Total property losses and ratio (2)	$24,364	70.0%	$15,374	54.7%	$70,522	72.6%	$41,857	51.0%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$22,119	56.6%	$17,205	52.5%	$62,289	54.6%	$51,023	56.0%
Effect of prior accident year	(3,604)	(9.2%)	(5,190)	(15.8%)	(23,620)	(20.7%)	(11,149)	(12.2%)
Total Casualty losses and ratio (2)	$18,515	47.4%	$12,015	36.7%	$38,669	33.9%	$39,874	43.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$46,425	62.8%	$32,577	53.5%	$126,986	60.1%	$93,805	54.2%
Effect of prior accident year	(3,546)	(4.8%)	(5,188)	(8.5%)	(17,795)	(8.4%)	(12,074)	(7.0%)
Total net losses and loss adjustment expense and total loss ratio (2)	$42,879	58.0%	$27,389	45.0%	$109,191	51.7%	$81,731	47.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Property losses
Non-catastrophe	$14,769	$13,641	8.3%	$41,581	$35,694	16.5%
Catastrophe	9,537	1,731	NM	23,116	7,088	NM
Property losses	24,306	15,372	58.1%	64,697	42,782	51.2%
Casualty losses	22,119	17,205	28.6%	62,289	51,023	22.1%
Total accident year losses	$46,425	$32,577	42.5%	$126,986	$93,805	35.4%

NM – not meaningful

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	42.4%	48.5%	(6.1)	42.8%	43.5%	(0.7)
Catastrophe	27.4%	6.2%	21.2	23.8%	8.6%	15.2
Property loss ratio	69.8%	54.7%	15.1	66.6%	52.1%	14.5
Casualty loss ratio	56.6%	52.5%	4.1	54.6%	56.0%	(1.4)
Total accident year loss ratio	62.8%	53.5%	9.3	60.1%	54.2%	5.9
The current accident year non-catastrophe property loss ratio improved by 6.1 points during the quarter ended September 30, 2020 as compared to the same period in 2019 reflecting a lower claims severity in the third accident quarter and calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 0.7 points during the nine months ended September 30, 2020 as compared to the same period in 2019 reflecting a lower claims severity for the first nine months compared to last year.

The current accident year catastrophe loss ratio increased by 21.2 points during the quarter ended September 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the third accident quarter and calendar quarter compared to last year.

The current accident year catastrophe loss ratio increased by 15.2 points during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the first nine months compared to last year.

The current accident year casualty loss ratio increased by 4.1 points during the quarter ended September 30, 2020 as compared to the same period in 2019 due to a slightly higher claims frequency for the third accident quarter and higher claims severity in the calendar quarter compared to last year.

The current accident year casualty loss ratio improved by 1.4 points during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a lower claims frequency through the first nine months compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $3.5 million, or 4.8 percentage points, and a decrease of $17.8 million, or 8.4 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes a decrease of $5.2 million, or 8.5 percentage points, and a decrease of $12.1 million, or 7.0 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY GROUP, LLC

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 4.3 points from 40.8% for the quarter ended September 30, 2019 to 36.5% for the quarter ended September 30, 2020 and improved by 3.1 points from 40.7% for the nine months ended September 30, 2019 to 37.6% for the nine months ended September 30, 2020. The improvement in the expense ratio is primarily due to higher earned premiums.

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

Specialty Property

The components of income and loss from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$34,730	$42,611	(18.5%)	$107,951	$128,771	(16.2%)

Net written premiums	$29,971	$37,628	(20.3%)	$93,053	$110,668	(15.9%)

Net earned premiums	$31,388	$34,554	(9.2%)	$99,147	$104,740	(5.3%)
Other income	450	465	(3.2%)	1,306	1,406	(7.1%)
Total revenues	31,838	35,019	(9.1%)	100,453	106,146	(5.4%)

Losses and expenses:
Net losses and loss adjustment expenses	34,430	25,997	32.4%	65,619	57,611	13.9%
Acquisition costs and other underwriting expenses	13,364	14,571	(8.3%)	41,357	44,163	(6.4%)
Underwriting income (loss)	$(15,956)	$(5,549)	187.5%	$(6,523)	$4,372	NM

NM – not meaningful

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	116.1%	78.9%	37.2	72.8%	65.1%	7.7
Prior accident year	(6.4%)	(3.7%)	(2.7)	(6.6%)	(10.0%)	3.4
Calendar year loss ratio	109.7%	75.2%	34.5	66.2%	55.1%	11.1
Expense ratio	42.6%	42.2%	0.4	41.7%	42.2%	(0.5)
Combined ratio	152.3%	117.4%	34.9	107.9%	97.3%	10.6

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

GLOBAL INDEMNITY GROUP, LLC

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

	Quarters Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020		2019		2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$15,264	52.0%	$19,388	60.7%	$40,689	44.2%	$53,401	55.2%
Effect of prior accident year	66	0.2%	368	1.2%	(2,979)	(3.2%)	188	0.2%
Non catastrophe property losses and ratio (2)	$15,330	52.2%	$19,756	61.9%	$37,710	41.0%	$53,589	55.4%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$20,060	68.4%	$5,996	18.8%	$28,367	30.8%	$10,080	10.4%
Effect of prior accident year	(1,828)	(6.2%)	(1,297)	(4.1%)	(1,619)	(1.8%)	(10,286)	(10.6%)
Catastrophe losses and ratio (2)	$18,232	62.2%	$4,699	14.7%	$26,748	29.0%	$(206)	(0.2%)

Total property losses and ratio excluding the effect of prior accident year (1)	$35,324	120.4%	$25,384	79.5%	$69,056	75.0%	$63,481	65.6%
Effect of prior accident year	(1,762)	(6.0%)	(929)	(2.9%)	(4,598)	(5.0%)	(10,098)	(10.4%)
Total property losses and ratio (2)	$33,562	114.4%	$24,455	76.6%	$64,458	70.0%	$53,383	55.2%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$1,109	53.9%	$1,895	72.4%	$3,154	45.1%	$4,656	57.6%
Effect of prior accident year	(241)	(11.7%)	(353)	(13.5%)	(1,993)	(28.5%)	(428)	(5.3%)
Total Casualty losses and ratio (2)	$868	42.2%	$1,542	58.9%	$1,161	16.6%	$4,228	52.3%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$36,433	116.1%	$27,279	78.9%	$72,210	72.8%	$68,137	65.1%
Effect of prior accident year	(2,003)	(6.4%)	(1,282)	(3.7%)	(6,591)	(6.6%)	(10,526)	(10.0%)
Total net losses and loss adjustment expense and total loss ratio (2)	$34,430	109.7%	$25,997	75.2%	$65,619	66.2%	$57,611	55.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Other Income

Other income was $0.5 million for each of the quarters ended September 30, 2020 and 2019 and $1.3 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Property losses
Non-catastrophe	$15,264	$19,388	(21.3%)	$40,689	$53,401	(23.8%)
Catastrophe	20,060	5,996	NM	28,367	10,080	181.4%
Property losses	35,324	25,384	39.2%	69,056	63,481	8.8%
Casualty losses	1,109	1,895	(41.5%)	3,154	4,656	(32.3%)
Total accident year losses	$36,433	$27,279	33.6%	$72,210	$68,137	6.0%

NM – not meaningful

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	52.0%	60.7%	(8.7)	44.2%	55.2%	(11.0)
Catastrophe	68.4%	18.8%	49.6	30.8%	10.4%	20.4
Property loss ratio	120.4%	79.5%	40.9	75.0%	65.6%	9.4
Casualty loss ratio	53.9%	72.4%	(18.5)	45.1%	57.6%	(12.5)
Total accident year loss ratio	116.1%	78.9%	37.2	72.8%	65.1%	7.7

The current accident year non-catastrophe property loss ratio improved by 8.7 points during the quarter ended September 30, 2020 as compared to the same period in 2019 reflecting a lower claims severity in the third accident quarter and calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 11.0 points during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a lower claims frequency and severity through nine months compared to last year.

The current accident year catastrophe loss ratio increased by 49.6 points during the quarter ended September 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the third accident quarter and calendar quarter compared to last year. The impact from Hurricane Laura on the third calendar quarter loss ratio was 36.2 points which was the main driver of the higher loss ratio in the quarter.

The current accident year catastrophe loss ratio increased by 20.4 points during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a higher claims frequency and severity for the first nine months compared to last year. The impact from Hurricane Laura on the nine month loss ratio was 11.5 points.

The current accident year casualty loss ratio improved by 18.5 points during the quarter ended September 30, 2020 as compared to the same period in 2019 reflecting a lower claims frequency and severity in the third accident quarter and lower claims severity in the calendar quarter compared to last year.

The current accident year casualty loss ratio improved by 12.5 points during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a lower claims severity through nine months compared to last year.

GLOBAL INDEMNITY GROUP, LLC

The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $2.0 million, or 6.4 percentage points, and a decrease of $6.6 million, or 6.6 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes a decrease of $1.3 million, or 3.7 percentage points, and a decrease of $10.5 million, or 10.0 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment increased 0.4 points from 42.2% for the quarter ended September 30, 2019 to 42.6% for the quarter ended September 30, 2020 primarily due to a reduction in earned premiums.  The expense ratio improved by 0.5 points from 42.2% for the nine months ended September 30, 2019 to 41.7% for the nine months ended September 30, 2020 primarily due to a reduction in compensation and travel cost partially offset by the impact of lower earned premiums.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Farm, Ranch, & Stable

The components of income and loss from the Company’s Farm, Ranch, & Stable segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$19,443	$21,410	(9.2%)	$64,798	$65,872	(1.6%)

Net written premiums	$16,961	$18,294	(7.3%)	$56,323	$55,861	0.8%

Net earned premiums	$19,978	$18,377	8.7%	$57,691	$52,849	9.2%
Other income	35	34	2.9%	107	96	11.5%
Total revenues	20,013	18,411	8.7%	57,798	52,945	9.2%

Losses and expenses:
Net losses and loss adjustment expenses	14,649	10,939	33.9%	37,698	32,203	17.1%
Acquisition costs and other underwriting expenses	7,443	7,776	(4.3%)	22,687	22,403	1.3%
Underwriting loss	$(2,079)	$(304)	NM	$(2,587)	$(1,661)	(55.7%)

NM – not meaningful

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	79.9%	65.8%	14.1	69.0%	68.4%	0.6
Prior accident year	(6.5%)	(6.3%)	(0.2)	(3.7%)	(7.5%)	3.8
Calendar year loss ratio	73.4%	59.5%	13.9	65.3%	60.9%	4.4
Expense ratio	37.3%	42.3%	(5.0)	39.3%	42.4%	(3.1)
Combined ratio	110.7%	101.8%	8.9	104.6%	103.3%	1.3

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quote share agreement. The quota share agreement was terminated effective January 1, 2018.

GLOBAL INDEMNITY GROUP, LLC

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

	Quarters Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020		2019		2020		2019
	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses $	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$6,292	41.9%	$7,542	57.6%	$16,106	38.2%	$21,943	58.2%
Effect of prior accident year	(850)	(5.7%)	(17)	(0.1%)	(2,115)	(5.0%)	(448)	(1.2%)
Non catastrophe property losses and ratio (2)	$5,442	36.2%	$7,525	57.5%	$13,991	33.2%	$21,495	57.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$6,970	46.4%	$2,044	15.6%	$15,488	36.8%	$6,769	18.0%
Effect of prior accident year	(472)	(3.1%)	(1,089)	(8.3%)	89	0.2%	(1,784)	(4.7%)
Catastrophe losses and ratio (2)	$6,498	43.3%	$955	7.3%	$15,577	37.0%	$4,985	13.3%

Total property losses and ratio excluding the effect of prior accident year (1)	$13,262	88.3%	$9,586	73.2%	$31,594	75.0%	$28,712	76.2%
Effect of prior accident year	(1,322)	(8.8%)	(1,106)	(8.4%)	(2,026)	(4.8%)	(2,232)	(5.9%)
Total property losses and ratio (2)	$11,940	79.5%	$8,480	64.8%	$29,568	70.2%	$26,480	70.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$2,693	54.4%	$2,503	47.4%	$8,213	52.7%	$7,462	49.2%
Effect of prior accident year	16	0.3%	(44)	(0.8%)	(83)	(0.5%)	(1,739)	(11.5%)
Total Casualty losses and ratio (2)	$2,709	54.7%	$2,459	46.6%	$8,130	52.2%	$5,723	37.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$15,955	79.9%	$12,089	65.8%	$39,807	69.0%	$36,174	68.4%
Effect of prior accident year	(1,306)	(6.5%)	(1,150)	(6.3%)	(2,109)	(3.7%)	(3,971)	(7.5%)
Total net losses and loss adjustment expense and total loss ratio (2)	$14,649	73.4%	$10,939	59.5%	$37,698	65.3%	$32,203	60.9%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters ended September 30, 2020 and 2019 and $0.1 million for each of the nine months ended September 30, 2020 and 2019.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Property losses
Non-catastrophe	$6,292	$7,542	(16.6%)	$16,106	$21,943	(26.6%)
Catastrophe	6,970	2,044	NM	15,488	6,769	128.8%
Property losses	13,262	9,586	38.3%	31,594	28,712	10.0%
Casualty losses	2,693	2,503	7.6%	8,213	7,462	10.1%
Total accident year losses	$15,955	$12,089	32.0%	$39,807	$36,174	10.0%

NM – not meaningful

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	41.9%	57.6%	(15.7)	38.2%	58.2%	(20.0)
Catastrophe	46.4%	15.6%	30.8	36.8%	18.0%	18.8
Property loss ratio	88.3%	73.2%	15.1	75.0%	76.2%	(1.2)
Casualty loss ratio	54.4%	47.4%	7.0	52.7%	49.2%	3.5
Total accident year loss ratio	79.9%	65.8%	14.1	69.0%	68.4%	0.6

The current accident year non-catastrophe property loss ratio improved by 15.7 points during the quarter ended September 30, 2020 as compared to the same period in 2019 due to a lower claims frequency for the third accident quarter and lower claims frequency and severity in the calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 20.0 points during the nine months ended September 30, 2020 as compared to the same period in 2019 reflecting a lower claims frequency and severity for the first nine months compared to last year.

The current accident year catastrophe loss ratio increased by 30.8 points during the quarter ended September 30, 2020 as compared to the same period in 2019 reflecting a higher claims frequency and severity for the third accident quarter and calendar quarter compared to last year. The impact from the Midwest Derecho on the third calendar quarter loss ratio was 30.1 points which accounted for almost the entire increase from last year.

The current accident year catastrophe loss ratio increased by 18.8 points during the nine months ended September 30, 2020 as compared to the same period in 2019 reflecting a higher claims frequency and severity through nine months compared to last year.  The impact from the Midwest Derecho on the nine month loss ratio was 10.7 points.

The current accident year casualty loss ratio increased by 7.0 points during the quarter ended September 30, 2020 as compared to the same period in 2019 due to a higher claims severity for the third accident quarter and calendar quarter compared to last year.

The current accident year casualty loss ratio increased by 3.5 points during the nine months ended September 30, 2020 as compared to the same period in 2019.   The increase in the loss ratio reflects a higher claims severity through nine months compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $1.3 million, or  6.5 percentage points, and a decrease of $2.1 million, or 3.7 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes a decrease of $1.2 million, or 6.3 percentage points, and a decrease of $4.0 million, or 7.5 percentage points, respectively,

GLOBAL INDEMNITY GROUP, LLC

related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Farm, Ranch, & Stable Segment improved 5.0 points from 42.3% for the quarter ended September 30, 2019 to 37.3% for the quarter ended September 30, 2020 primarily due to a reduction in compensation and travel cost as well as higher earned premiums.  The expense ratio improved 3.1 points from 42.4% for the nine months ended September 30, 2019 to 39.3% for the nine months ended September 30, 2020 primarily due to higher earned premiums.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$14,605	$19,981	(26.9%)	$48,174	$69,589	(30.8%)

Net written premiums	$14,605	$19,989	(26.9%)	$48,174	$69,590	(30.8%)

Net earned premiums	$15,049	$19,512	(22.9%)	$58,450	$52,798	10.7%
Other income (loss)	112	(235)	(147.7%)	96	(228)	(142.1%)
Total revenues	15,161	19,277	(21.4%)	58,546	52,570	11.4%

Losses and expenses:
Net losses and loss adjustment expenses	5,190	9,258	(43.9%)	29,584	30,434	(2.8%)
Acquisition costs and other underwriting expenses	5,518	6,199	(11.0%)	19,762	16,555	19.4%
Underwriting income	$4,453	$3,820	16.6%	$9,200	$5,581	64.8%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2020	2019	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	66.8%	44.0%	22.8	59.4%	51.0%	8.4
Prior accident year	(32.3%)	3.4%	(35.7)	(8.8%)	6.7%	(15.5)
Calendar year loss ratio (3)	34.5%	47.4%	(12.9)	50.6%	57.7%	(7.1)
Expense ratio	36.7%	31.8%	4.9	33.8%	31.4%	2.4
Combined ratio	71.2%	79.2%	(8.0)	84.4%	89.1%	(4.7)

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

GLOBAL INDEMNITY GROUP, LLC

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

Other Income

The Company recognized income of $0.1 million in both the quarter and nine months ended September 30, 2020 and a loss of $0.2 million in both the quarter and nine months ended September 30, 2019.  Other income is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 22.8 points during the quarter ended September 30, 2020 as compared to the same period in 2019.  The current accident year loss ratio increased for property lines compared to the same period last year.  Also, the increase in the total loss ratio reflects a mix of business shift to more casualty premium which has a higher expected loss ratio than property.

The current accident year loss ratio increased by 8.4 points during the nine months ended September 30, 2020 as compared to the same period in 2019 due to an increase in the property non-catastrophe loss ratio and the change in mix of business, as there is more casualty premium being written which has a higher expected loss ratio than property.

The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $4.9 million, or 32.3 percentage points, and a decrease of $5.1 million, or 8.8 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2019 includes an increase of $0.7 million, or 3.4 percentage points, and an increase of $3.5 million, or 6.7 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 4.9 points from 31.8% for the quarter ended September 30, 2019 to 36.7% for the quarter ended September 30, 2020 and increased by 2.4 points from 31.4% for the nine months ended September 30, 2019 to 33.8% for the nine months ended September 30, 2020. The increase in the expense ratio is primarily due to an increase in commission expense resulting from a change in business mix.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 4.2 years.

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2020	2019	Change	2020	2019	Change
Gross investment income (loss) (1)	$12,556	$12,162	3.2%	$21,662	$34,712	(37.6%)
Investment expenses	(810)	(814)	(0.5%)	(2,146)	(2,319)	(7.5%)
Net investment income	$11,746	$11,348	3.5%	$19,516	$32,393	(39.8%)

(1)	Excludes realized gains and losses

Gross investment income increased by 3.2% for the quarter, and decreased 37.6% for the nine months ended September 30, 2020, respectively, as compared to the same period in 2019.  The increase for the quarter was primarily due to increased returns from alternative investments offset by a decrease in income related to the fixed maturities portfolio. The decrease for nine months ended was primarily due to poor returns from alternative investments during the early part of 2020.  Alternative investments are booked on a one quarter lag due to the limited partnerships typically not reporting results until one to three months following the end of the reporting period.

Investment expenses decreased by 0.5% and 7.5% for the quarter ended and nine months ended September 30, 2020, respectively, as compared to the same period in 2019 due to including investment expenses related to mutual funds as a direct offset to investment income.

At September 30, 2020, the Company held agency mortgage-backed securities with a market value of $289.7 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.8 years as of September 30, 2020, compared with 3.8 years as of September 30, 2019.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.6 years as of September 30, 2020, compared with 3.5 years as of September 30, 2019. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.4% as of September 30, 2020, compared to 3.0% as of September 30, 2019. The embedded book yield on the $62.0 million of taxable municipal bonds in the Company’s portfolio, was 3.0% at September 30, 2020, compared to an embedded book yield of 3.3% on the Company’s taxable municipal bonds of $55.6 million at September 30, 2019.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Equity securities	$4,887	$(1,465)	$(17,201)	$17,860
Fixed maturities	2,276	946	17,028	4,731
Derivatives	160	(2,171)	(22,159)	(9,404)
Other than temporary impairment losses	—	—	—	(1,897)
Net realized investment gains (losses)	$7,323	$(2,690)	$(22,332)	$11,290

Net realized investment gains (losses) for the quarter ended and nine months ended September 30, 2020 were primarily due to the impact of changes in fair value on equity securities and derivatives due to the recent disruption in the global financial markets as a result of COVID-19.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2020 and 2019.

GLOBAL INDEMNITY GROUP, LLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $21.2 million and $3.9 million during the quarters ended September 30, 2020 and 2019, respectively, and $34.0 million and $11.7 million during the nine months ended September 30, 2020 and 2019, respectively.  The increase in corporate expenses is primarily due to incurring $10.0 million in advisory fees related to the redomestication as well as an increase in legal and professional fees due to the redomestication.  See Note 11 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the redomestication fee.

Interest Expense

Interest expense decreased 27.9% and 12.5% during the quarter and nine months ended September 30, 2020, respectively, as compared to the same period in 2019 primarily due to a reduction in the Fed Funds effective interest rate in March, 2020 as well as the redemption of the 2045 Notes and repayment of the margin borrowing facility during the quarter ended September 30, 2020.

Income Tax Expense / Benefit

Income tax benefit was $3.2 million for the quarter ended September 30, 2020 compared with an income tax benefit of $0.3 million for the quarter ended September 30, 2019.  The increase in income tax benefit was primarily due to higher pre-tax loss for the Company’s U.S. subsidiaries for the quarter ended September 30, 2020 as compared to the same period in 2019 and the change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States at a 21% tax rate.

Income tax benefit was $8.2 million for the nine months ended September 30, 2020 compared with an income tax expense of $5.2 million for the nine months ended September 30, 2019. The increase in income tax benefit was primarily due to a pre-tax loss for the Company’s U.S. subsidiaries for the nine months ended September 30, 2020 as compared to a gain in the same period in 2019 and the change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States at a 21% tax rate.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in a net loss of $15.2 million and net income of $6.7 million for the quarters ended September 30, 2020 and 2019, respectively, and a net loss of $22.2 million and net income of $41.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity is a holding company.  Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company.

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

GLOBAL INDEMNITY GROUP, LLC

to make dividend payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

As of September 30, 2020, the Company also had future funding commitments of $31.2 million related to investments.  However, the related investments are currently in their harvest period and it is unlikely that a capital call will be made.

Global Indemnity’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2019 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2019 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies.  The Insurance Companies did not declare or pay any dividends during the quarter and nine months ended September 30, 2020.

Global Indemnity Reinsurance was prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  See “Regulation—Bermuda Insurance Regulation” in Item 1 of Part I of the Company’s 2019 Annual Report on Form 10-K. In June, 2020, the Board of Directors of Global Indemnity Reinsurance declared and paid a dividend of $226 million to its parent company, Global Indemnity Limited.  On August 26, 2020, Global Indemnity Reinsurance merged into Penn Patriot Insurance Company.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments.  As a result of the dividend policy established in 2017, funds may also be used in the future to pay dividends to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

Net cash provided by operating activities was $33.9 million and $45.9 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in operating cash flows of approximately $12.0 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
Net premiums collected	$418,598	$417,803	$795
Net losses paid	(231,038)	(220,924)	(10,114)
Underwriting and corporate expenses	(183,883)	(174,526)	(9,357)
Net investment income	33,428	38,700	(5,272)
Net federal income taxes recovered (paid)	10,859	(235)	11,094
Interest paid	(14,028)	(14,888)	860
Net cash provided by (used for) operating activities	$33,936	$45,930	$(11,994)

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

GLOBAL INDEMNITY GROUP, LLC

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

Dividends / Distributions

During 2020, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020 and approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on September 25, 2020.  Dividends/distributions paid were $10.7 million during the nine months ended September 30, 2020.

Redemption of Debt

In August 2020, the Company redeemed the entire $100 million in aggregate principal amount of the outstanding 2045 Notes plus accrued and unpaid interest on the 2045 Notes redeemed to, but not including, the Redemption Date of August 15, 2020.

Repayment of Margin Borrowing Facility

The Company repaid all of the outstanding debt on the margin borrowing facility in August, 2020.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2020.  Please see Item 7 of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In connection with the Company’s redomestication to the United States, actions were taken to simplify the Company’s current corporate structure.  As a result, a series of intercompany capital contributions and distributions took place between many of the Company’s subsidiaries.  Several of the Company’s subsidiaries merged into new or existing companies.  This included, but was not limited to, the merger of Global Indemnity Reinsurance into Penn Patriot Insurance Company (“Penn Patriot”) with Penn Patriot surviving as well as the amalgamation of Global Indemnity Limited with a newly formed company, New Cayco.  The surviving company, New Cayco, merged into the newly formed parent company, Global Indemnity Group, LLC.  In addition, $541.4 million of intercompany debt between Global Indemnity Limited and Global Indemnity Reinsurance was cancelled.  The cancellation of this debt had no impact to the consolidated results of the Company.

Intercompany Dividends

In June, 2020, Global Indemnity Reinsurance declared and paid a dividend of $226.0 million to its parent, Global Indemnity Limited.

Intercompany Loan

On June 16, 2020, GBLI Holdings, LLC entered into a loan agreement with Global Indemnity Reinsurance.  Under the terms of the loan agreement, GBLI Holdings, LLC agreed to lend $40.0 million to Global Indemnity Reinsurance by transferring cash and / or securities to Global Indemnity Reinsurance.  This loan bears interest at a rate of 0.18% and is due on June 16, 2023.  This loan was fully repaid at September 30, 2020.

GLOBAL INDEMNITY GROUP, LLC

On August 28, 2020, Global Indemnity Investments, Inc. entered into a promissory note with Global Indemnity Group, LLC for the principal amount of $11.3 million.  This note was issued in conjunction with Global Indemnity Investment Inc.’s purchase of limited liability partnership interests from Global Indemnity Group, LLC.  The note bears interest at a rate of 1.47% and is due on August 28, 2030.  The outstanding balance on the note was $11.3 million at September 30, 2030.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2020.  Please see Item 7 of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

For the quarter ending September 30, 2020, global equities rose approximately 8.3% with U.S. equities returning slightly more at approximately 8.9%.  US fixed income rose approximately 0.6% as spreads in all sectors compressed and the treasury curve modestly steepened.  Economic releases continued to be above expectations but lower than during the summer, leaving overall economic activity below beginning-of-year levels. The market will continue to focus on the massive amount of fiscal stimulus and monetary policy actions, but will need to monitor the recent upturn in new COVID-19 infections and the volatility that may be introduced with upcoming U.S. elections.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 4.2 years. Portfolio purchases were focused within MBS and US Treasury securities. These purchases were funded primarily through cash inflows, sales of CMBS, MBS, and US Treasury securities, as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to ABS, MBS, and investment grade credit increased, while the portfolio’s exposure to CMO and US Treasuries decreased.  There have been no other material changes to the Company’s market risk since December 31, 2019.  Please see Item 7A of Part II in the Company’s 2019 Annual Report on Form 10-K for information regarding the Company’s market risk.

GLOBAL INDEMNITY GROUP, LLC

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GLOBAL INDEMNITY GROUP, LLC

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

Holders of the Company’s common shares will be subject to U.S. federal income tax and state and local income taxes on their share of the Company’s taxable income, regardless of whether they receive any cash dividends.

Under current law, so long as the Company is not required to register as an investment company under the Investment Company Act and 90% of the Company’s gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, the Company currently expects that it will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Holders of the Company’s common shares will be subject to U.S. federal, state, and local taxation on their allocable share of the Company’s items of income, gain, loss, deduction and credit, for each of the Company’s taxable years ending with or within their taxable year, regardless of whether they receive cash dividends. Such holders may not receive cash dividends equal to their allocable share of the Company’s net taxable income or even the tax liability that results from that income. The characterization of an item of our income, gain, loss, deduction or credit generally will be determined at the Company’s (rather than at the holder’s) level.

The IRS Schedules K-1 the Company will provide holders of the Company’s common shares will be more complicated than the IRS Forms 1099 provided by corporations to their stockholders, and holders of the Company’s common shares may be required to request an extension of time to file their tax returns.

Holders of the Company’s common shares will be required to take into account their allocable share of the Company’s items of income, gain, loss, deduction and other items of the partnership for the Company’s taxable year ending within or with their taxable year, regardless of whether they received cash dividends. The Company has agreed to furnish holders of the common shares, as soon as reasonably practicable after the close of each calendar year, with tax information (including IRS Schedules K-1), which describes their allocable share of gross ordinary income for the Company’s preceding taxable year. However, it may require longer than 90 days after the end of the Company’s calendar year to obtain the requisite information so that IRS Schedules K-1 may be prepared by the Company. Consequently, holders of the Company’s common shares who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

In addition, each holder of the Company’s common shares will be required to report for all tax purposes consistently with the information provided by the Company for the taxable year. Because holders will be required to report their allocable share of gross ordinary income, tax reporting for holders of the Company’s common shares will be more complicated than for shareholders of a regular corporation.

GLOBAL INDEMNITY GROUP, LLC

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed in the Company’s current report on Form 8-K filed with the SEC on August 28, 2020, there were no sales of unregistered equity securities during the quarter ended September 30, 2020.

Shares surrendered

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 396 shares surrendered by the Company’s employees during the quarter ended September 30, 2020.  All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired. All treasury stock existing as of August 28, 2020 was retired as part of the redomestication transaction.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

GLOBAL INDEMNITY GROUP, LLC

Item 6.	Exhibits

3.1	Share Designation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

3.2

Second Amended and Restated LLC Agreement of Global Indemnity Group, LLC (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

4.1

Fourth Supplemental Indenture, dated as of August 28, 2020, among Global Indemnity Limited, GBLI Holdings, LLC, New CayCo, Wells Fargo Bank, National Association, as trustee and U.S. Bank, National Association, as trustee, to the Indenture dated as of August 12, 2015. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

4.2

Fifth Supplemental Indenture, dated as of August 28, 2020, among New CayCo, GBLI Holdings, LLC, Global Indemnity Group, LLC, Wells Fargo Bank, National Association, as trustee and U.S. Bank, National Association, as trustee, to the Indenture dated as of August 12, 2015. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.1

Preferred Interest Purchase Agreement, dated as of August 27, 2020, by and between Global Indemnity Group, LLC and Wyncote LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.2

Third Amended and Restated Management Agreement, dated as of August 28, 2020, by and between Global Indemnity Group, LLC and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.3

Amendment to Executive Employment Agreement with Cynthia Y. Valko, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.4

Executive Employment Term Sheet with Stephen Green, dated effective as of January 1, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.5

Amendment to Executive Employment Term Sheet with Stephen Green, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.6

Amendment to Executive Employment Agreement with Thomas M. McGeehan, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.7

Amended and Restated Global Indemnity Group, LLC 2018 Share Incentive Plan, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.8

Amended and Restated Global Indemnity Group, LLC Annual Incentive Awards Program, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

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

GLOBAL INDEMNITY GROUP, LLC

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

GLOBAL INDEMNITY GROUP, LLC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC
Registrant

November 9, 2020	By:	/s/ Thomas M. McGeehan
Date: November 9, 2020		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)