Form 10-K
period 2020-12-31
Global Indemnity Group, LLC
filed 2021-03-12
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

001-34809

Commission File Number

GLOBAL INDEMNITY GROUP, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-2619578 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐; Accelerated filer ☒; Non-accelerated filer ☐; Smaller reporting company ☐; Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s class A common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the NASDAQ Global Select Market as of such date), was $207,120,190.  There are no class B common shares held by non-affiliates of the registrant.

As of February 26, 2021, the registrant had outstanding 10,269,882 class A common shares and 4,133,366 class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Some of the information contained in this Item 1 or set forth elsewhere in this report, including information with respect to Global Indemnity Group, LLC and its subsidiaries’ plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of Item 7 of Part II and “Risk Factors” in Item 1A of Part I for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Unless the context requires otherwise, references to the “Company” refer to Global Indemnity Group, LLC and its subsidiaries or, if prior to August 28, 2020, to Global Indemnity Limited and its subsidiaries.

Unless the context requires otherwise, references to “Global Indemnity” refer to Global Indemnity Group, LLC or, if prior to August 28, 2020, to Global Indemnity Limited.

References to class A common shares refer to, at and after 12:01 a.m. Eastern Time on August 28, 2020 (the “Effective Time”), Global Indemnity Group, LLC class A common shares or, prior to the Effective Time, Global Indemnity Limited A ordinary shares.

History

Global Indemnity Group, LLC, a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020.  This transaction resulted in the redomestication of the Company and its Bermuda subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”), to the United States. Global Indemnity Group, LLC’s class A common shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding the redomestication.

Effective August 28, 2020, Global Indemnity Group, LLC became a publicly traded partnership for U.S. federal income tax purposes.  Global Indemnity Group, LLC meets the qualifying income exception to maintain partnership status. As a publicly traded partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes.  For U.S. federal income tax purposes, a holder of Global Indemnity Group, LLC common shares is treated as a partner in a publicly traded partnership.  Shareholders are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with the shareholders’ taxable year, regardless of whether any cash or other distributions are made to shareholders.  Global Indemnity Group, LLC will furnish to each shareholder, as soon as reasonably practical after the close of each calendar year, specific tax information, including a Schedule K-1, which describes the shareholders’ share of Global Indemnity Group, LLC’s income, gain, loss and deduction for Global Indemnity Group, LLC’s preceding taxable year.   Income earned by the subsidiaries of Global Indemnity Group, LLC  is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

General

Global Indemnity provides its insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance.  The Company manages the distribution of these products through four business segments. Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, Vacant Express, and Programs, which are written through the United National Plus brand and provide insurance for businesses such as snowplowing and pest control.  Specialty Property offers specialty personal lines property and casualty insurance products. Farm, Ranch & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry. Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The Commercial Specialty, Specialty Property, and Farm, Ranch & Stable segments comprise the Company’s Insurance Operations (“Insurance Operations”).

Business Segments

See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income and total assets of each operating segment for the years ended December 31, 2020, 2019 and 2018.  For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

During the first quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch & Stable. This is the result of changing how Specialty Property and Farm, Ranch & Stable are managed and reported. Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch & Stable is managed out of the Company’s Omaha, Nebraska office. In the past, Farm, Ranch & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania. Results for Specialty Property and Farm, Ranch & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results. Accordingly, the Company now reports Specialty Property and Farm, Ranch & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the year ended December 31, 2018 have been revised to reflect these changes.

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

In 2020, gross written premiums for the Commercial Specialty segment were $321.9 million compared to $297.3 million for 2019.  For 2020, surplus lines business accounts for approximately 90.8% of the business written while specialty admitted business accounts for the remaining 9.2%.

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

The Company’s Specialty Property segment writes specialty products such as mobile homes, manufactured homes, homeowners, via American Reliable and Collectibles.  These products are distributed through retail agents, wholesale general agents, and brokers.  The insurance products are either underwritten via specific binding authority or by internal personnel.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2020 and 2019, gross written premiums for the Specialty Property segment were $138.4 million and $163.5 million, respectively, and includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement in the amount of less than $0.1 million and ($0.3) million, respectively.

Farm, Ranch & Stable

The Company’s Farm, Ranch & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry primarily on an admitted basis.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority. For additional information on the standard property and casualty insurance market, see “Specialty Property” above.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2020, gross written premiums for the Farm, Ranch & Stable segment were $85.6 million compared to $87.7 million for 2019

Reinsurance Operations

The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.  Prior to the redomestication transaction, the Company’s Reinsurance Operations consisted solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance.  As part of the redomestication transactions, Global Indemnity Reinsurance was merged with and into Penn-Patriot Insurance Company ("Penn-Patriot"), with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance's business by the Global Indemnity group of companies’ existing U.S. insurance company subsidiaries.

The Company is focused on using its capital capacity to write casualty and specialty-focused contracts meeting the Company’s risk tolerance and return thresholds.

In 2020, gross written premiums from third parties were $60.7 million compared to $88.3 million for 2019.

Products and Product Development

The Company’s Insurance Operations distribute property and casualty insurance products.  The Company’s Specialty Property and Farm, Ranch & Stable segments operate primarily in the admitted marketplace; whereas, its Commercial

Specialty segment operates predominantly in the excess and surplus lines marketplace.  To manage its operations, the Company seeks to differentiate its products by product classification.  See “Commercial Specialty”, “Specialty Property”, and “Farm, Ranch & Stable” above for a description of these product classifications.  The Company’s Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and/or an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides the Company with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

The Company’s Reinsurance Operations offer third party treaty reinsurance for casualty insurance and reinsurance companies as well as professional liability products to companies. Prior to January 1, 2018, the Company’s Reinsurance Operations also provided reinsurance to its Insurance Operations in the form of quota share arrangements.  As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective January 1, 2018, premiums being ceded under the quota share arrangement could have potentially been subject to a 10% base erosion minimum tax (“BEAT”).  As a result, Global Indemnity Reinsurance and the Company’s insurance companies terminated the quota share arrangement effective January 1, 2018.

Geographic Concentration

The following table sets forth the geographic distribution of gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$57,542	9.5%	$54,850	8.5%	$58,744	10.8%
Texas	55,045	9.1	54,381	8.5	49,544	9.1
Florida	49,122	8.1	48,093	7.6	42,116	7.7
New York	42,183	7.0	37,288	5.9	28,718	5.2
Louisiana	22,590	3.7	21,710	3.4	21,610	3.9
Arizona	22,045	3.6	21,975	3.5	20,973	3.8
Massachusetts	19,349	3.2	18,510	2.9	15,968	2.9
North Carolina	19,221	3.2	19,989	3.1	19,021	3.5
Georgia	15,971	2.6	19,427	3.1	15,017	2.7
New Jersey	14,840	2.4	15,318	2.4	13,931	2.5
Subtotal	317,908	52.4	311,541	48.9	285,642	52.1
All other states	228,018	37.6	237,039	37.2	214,212	39.1
Reinsurance Operations	60,677	10.0	88,281	13.9	48,043	8.8
Total	$606,603	100.0%	$636,861	100.0%	$547,897	100.0%

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

The Company’s Commercial Specialty segment distributes its insurance products primarily through a group of approximately 185 wholesale general agents, wholesale insurance brokers, and program administrators.  Of Commercial Specialty’s non-affiliated professional wholesale general agents, wholesale insurance brokers, and program administrators, the top five accounted for 41.4% of Commercial Specialty’s gross written premiums for the year ended December 31, 2020.  Two agencies individually represented more than 10.0% of Commercial Specialty’s gross written premiums.

The Company’s Specialty Property segment distributes specialty personal lines property and casualty insurance products through a group of approximately 225 wholesale general agents and retail agents.  Its retail distribution is limited to products written primarily in New Mexico and Arizona.  Of Specialty Property’s non-affiliated professional wholesale general agents and retail agents, the top five accounted for 48.0% of Specialty Property’s gross written premiums for the year ended December 31, 2020.  One agency individually represented more than 10.0% of Specialty Property’s gross written premiums.

The Company’s Farm, Ranch & Stable segment distributes their insurance products through a group of approximately 220 wholesale general agents and retail agents.  Farm, Ranch & Stable’s top five agents accounted for 21.0% of its gross written premiums for the year ended December 31, 2020 . No one agency represented more than 10% of Farm, Ranch & Stable’s gross written premiums.

There is no agency which accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2020.

The Company assumed premiums on three treaties from three cedants which accounted for 85.5% of the Reinsurance Operations’ 2020 gross written premiums.  There was no treaty that accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2020.

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

For Specialty Property and Farm, Ranch & Stable, the Company’s insurance products are distributed through retail agents, wholesale general agents, and brokers.  The insurance products for these two segments are either underwritten via specific binding authority or by internal personnel.  Some of the Company’s specialized property business for these two segments is submitted by retail agents and underwritten by internal personnel.  Some of Specialty Property’s specialized property business is submitted directly from insureds and is underwritten by internal personnel.

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

Farm, Ranch & Stable partners are not provided with underwriting manuals.  Rather, they are provided with letters of authority; whereby, policies and endorsement issuance rights are extended.  Agents who write Farm, Ranch & Stable utilize a Company administered system which contains an abbreviated version of the Company’s underwriting guidelines on various exposures including appetite on types of risks to insure.

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
•

periodic on-site and virtual comprehensive audits to evaluate processes, controls, profitability and adherence to all aspects of the Company’s underwriting manual including: risk selection, underwriting compliance, policy issuance and pricing;

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

Reinsurance – The Company’s Reinsurance Operations primarily offers retrocessional coverage to Bermuda based reinsurance companies.  The Company primarily writes professional lines excess liability business and casualty retrocession contracts. Prior to entering into any agreement, the Company evaluates a number of factors for each cedant including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience.

Contingent Commissions

Certain professional general agencies of the Company’s Insurance Operations are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds.  Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid a profit commission based on the profitability of the ceded portfolio.  These commissions are charged to other underwriting expenses when incurred.

Pricing

Actuaries establish pricing tailored to each specific product the Company underwrites, taking into account historical loss experience, historical rate level changes, property catastrophe modeling output, and individual risk and coverage characteristics.  The Company generally uses the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most products.  Specific products will utilize proprietary rating when deemed appropriate including utilizing machine learning and other analytical methods to assist with risk segmentation and pricing.  The Company will seek to only write business if it believes it can achieve an adequate risk adjusted rate of return.

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

The Company’s Insurance Operations’ material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events.  To protect against these exposures, the Company purchases a property catastrophe treaty.  Effective June 1, 2020, the Company purchased three layers of occurrence coverage for losses of $235 million in excess of $15 million.  The first layer provides coverage of 100% of $35 million in excess of $15 million and can be reinstated twice at no additional charge.  The second layer provides coverage of $50 million in excess of $50 million and can be reinstated once at no additional charge.  The third layer provides coverage of $150 million in excess of $100 million and can be reinstated once at no additional charge.

This replaced the treaty which expired on May 31, 2020 and provided three layers of occurrence coverage for losses of $275 million in excess of $25 million.  The first layer provided coverage of 50% of $25 million in excess of $25 million and could be reinstated twice at no additional charge.  The second layer provided coverage of $50 million in excess of $50 million and was unable to be reinstated. The third layer provided coverage of $200 million in excess of $100 million and included one 100% paid reinstatement. The second layer also included a cascading feature. Any erosion of the first layer lowered the attachment point of the second layer by the same amount. Should the second layer of limit be exhausted and reinstated, the attachment point would be in excess of $50 million.

Location-Specific Quota Share – Effective May 1, 2016, the Company entered into an agreement, which expired September 1, 2020, to cede 50% of the net underwriting results for certain Specialty Property products in certain states, subject to an occurrence limit of $50 million for property coverages and $1.5 million for casualty coverages.

Catastrophe Quota Share – Effective June 1, 2019, the Company renewed its agreement to cede 50% of its catastrophe losses which are above $3 million.  The occurrence limit was reduced to $25 million and the aggregate limit was reduced to $75 million.  This treaty expired on May 31, 2020.

Property Per Risk Excess of Loss – Effective January 1, 2021, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage of $1 million per risk excess of $1 million per risk for the Company’s Specialty Personal and Farm, Ranch & Stable segments.  This treaty also provides coverage of $13 million per risk in excess of $2 million per risk for the entire Company.  This treaty also provides coverage of $35 million per risk excess of $15 million per risk for Property Brokerage business only. This replaced the treaty which expired December 31, 2020 and provided coverage of $8 million per risk in excess of $2 million per risk, of which the Company participated on 25% of the placement.  This treaty also provided coverage of $20 million per risk in excess of $10 million per risk and $20 million per risk in excess of $30 million per risk for Property Brokerage business only.

Casualty Excess of Loss – Effective January 1, 2018, the Company entered into a casualty excess of loss treaty, which is still in effect, that provides coverage of $10 million per occurrence in excess of $2 million per occurrence for all casualty lines of business.  The treaty is subject to an aggregate limit of $20 million.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.  There were no other significant changes to any of the Company’s Insurance Operations’ reinsurance treaties during 2020.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2020.  Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2020.

(Dollars in millions)	AM Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$44.8	45.9%	$14.8	25.3%
General Reinsurance Corp.	A++	7.1	7.3	4.1	7.0
Swiss Reinsurance America Corp.	A+	4.4	4.5	8.8	15.1
Scor Reinsurance Company	A+	4.1	4.2	2.7	4.6
Westport Insurance Corporation	A+	3.9	4.0	—	—
Clearwater Insurance Company	NR	3.0	3.1	—	—
American Standard Insurance Company of WI	A	2.5	2.6	8.2	14.0
American Bankers Insurance Company	A	2.0	2.0	—	—
Factory Mutual Insurance Company	A+	1.7	1.7	3.3	5.7
Hannover Rueckversicherung Ag	A+	1.7	1.7	2.1	3.6
Subtotal		$75.2	77.0%	$44.0	75.3%
All other reinsurers		22.5	23.0	14.4	24.7
Total reinsurance receivables before allowance for expected credit losses		$97.7	100.0%	$58.4	100.0%
Allowance for expected credit losses		(9.0)
Total receivables, net of allowance for expected credit losses		88.7
Collateral held in trust from reinsurers		(5.0)
Net receivables		$83.7

At December 31, 2020, the Company carried reinsurance receivables, net of collateral held in trust, of $83.7 million. This amount is net of an allowance for expected credit losses of $9.0 million at December 31, 2020.

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

To handle claims, the Company’s Insurance Operations utilizes its own in-house claims department as well as third-party assuming reinsurers, to whom it delegates limited claims handling authority.  The Insurance Operations’ experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty and automobile claims, latent exposure claims, property claims, and a wholly-owned subsidiary that administers construction defect claims.  The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2020, the Company had $349.0 million of gross incurred case losses and loss adjustment expenses at its Insurance Operations.  Claims relating to approximately 88% of those incurred loss and loss adjustment expenses are handled by in-house claims management professionals.  Approximately 12% of its incurred loss and loss adjustment expenses are handled by the Company’s assuming reinsurers.  The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP.  As of December 31, 2020, the Company had $15.8 million of net loss reserves for asbestos-related claims and $12.9 million for environmental claims.  The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses.  See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors.  The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded equities and private equity and private debt investments.  Investment guidelines for the insurance group require investments to be made in fixed income and preferred stock.  The insurance group holds $1,099.3 million of investments, of which, 98.9% are comprised of fixed income and 1.1% of preferred stock.  To provide diversification, the Company limits exposure to individual issuers.  With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The Company’s maximum allowable exposure to equities and alternatives is 50% of the portfolio not backing loss reserves, unearned premium reserves, and catastrophe exposure.  At December 31, 2020, such maximum allowable exposure was $274.4 million. As of December 31, 2020, the Company had $1,454.6 million of investments and cash and cash equivalent assets, including $99.0 million of equity securities and $97.0 million of limited liability companies and limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments.  These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2020, 2019, and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$67,359	4.6%	$44,271	2.8%	$99,497	6.6%
U.S. treasury and agency obligations	197,480	13.6	156,689	9.7	78,855	5.2
Obligations of states and political subdivisions	61,243	4.2	63,838	4.0	95,613	6.3
Mortgage-backed securities (1)	358,778	24.7	328,374	20.4	117,854	7.8
Asset-backed securities	117,593	8.1	168,537	10.5	183,754	12.2
Commercial mortgage-backed securities	110,959	7.6	188,104	11.7	202,722	13.4
Corporate bonds	240,717	16.5	248,259	15.4	440,855	29.2
Foreign corporate bonds	104,416	7.2	99,358	6.2	115,502	7.6
Total fixed maturities	1,191,186	81.9	1,253,159	77.9	1,235,155	81.7
Equity securities	98,990	6.8	263,104	16.4	124,747	8.3
Other invested assets	97,018	6.7	47,279	2.9	50,753	3.4
Total investments and cash and cash equivalents (2)	$1,454,553	100.0%	$1,607,813	100.0%	$1,510,152	100.0%

(1)	Includes collateralized mortgage obligations of $108,136, $146,868, and $96,897 for 2020, 2019, and 2018, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of ($4,667), ($850), and $15 for 2020, 2019, and 2018, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time.  The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

The overall weighted average duration of the Company’s fixed maturities portfolio was 4.2 years as of December 31, 2020. The Company’s fixed maturities, excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 7.3 years and a weighted average duration, including cash and short-term investments, of 5.3 years as of December 31, 2020. The weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 2.5 years.

The Company’s financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2020 of $42.2 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Average fixed maturities at book value	$1,190,289	$1,244,699	$1,250,487
Gross income on fixed maturities (1)	$31,987	$36,673	$37,085
Book yield	2.69%	2.95%	2.97%
Fixed maturities at book value	$1,149,009	$1,231,568	$1,257,830
Unrealized gain (loss)	$42,177	$21,591	$(22,675)

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities.  Of the $358.8 million of mortgage-backed securities, $250.7 million is invested in U.S. agency paper and $108.1 million is invested in collateralized mortgage obligations, of which $87.8 million, or 81.2%, are rated AA or better.  In addition, the Company holds $117.6 million in asset-backed securities, of which 66.1% are rated AA- or better and $111.0 million in commercial mortgaged-backed securities, of which 90.0% are rated AA- or better.  The weighted average credit enhancement for the Company’s asset-backed securities is 33.6.  The Company also faces liquidity risk.  Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace.  The Company attempts to diversify its investment holdings to minimize this risk.  The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio.  The Company also faces credit risk.  96.1% of the Company’s fixed income securities are investment grade securities.  10.8% of the Company’s fixed maturities are rated AAA.  See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$129,061	10.8%	$159,118	12.7%
AA	633,630	53.2	633,090	50.5
A	136,009	11.4	177,611	14.2
BBB	245,780	20.6	219,111	17.5
BB	17,501	1.5	8,820	0.7
B	3,888	0.3	1,921	0.1
CCC	4,897	0.4	2,595	0.2
CC	383	NM	858	0.1
C	1,883	0.2	—	—
D	820	0.1	—	—
Not rated	17,333	1.5	50,035	4.0
Total fixed maturities	$1,191,186	100.0%	$1,253,159	100.0%

The following table sets forth the expected maturity distribution of the Company’s fixed maturities portfolio at their estimated market value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$45,346	3.8%	$18,931	1.5%
Due in one year through five years	214,737	18.0	272,472	21.7
Due in five years through ten years	250,462	21.1	186,057	14.9
Due in ten years through fifteen years	25,349	2.1	26,338	2.1
Due after fifteen years	67,962	5.7	64,346	5.1
Securities with fixed maturities	603,856	50.7	568,144	45.3
Mortgaged-backed securities	358,778	30.1	328,374	26.2
Commercial mortgage-backed securities	110,959	9.3	188,104	15.0
Asset-backed securities	117,593	9.9	168,537	13.5
Total fixed maturities	$1,191,186	100.0%	$1,253,159	100.0%

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

As of December 31, 2020, the Company had aggregate equity securities of $99.0 million that consisted of common stocks, preferred stocks, and mutual funds.

The Company’s investments in other invested assets is comprised of four limited liability companies and limited partnerships.  At December 31, 2020, a partnership that invests in distressed securities and assets was valued at $15.7 million, a partnership that invests in stressed and distressed debt instruments was valued at $10.8 million, a partnership that invests in REIT qualifying assets was valued at $10.5 million, and during the 4th quarter, the Company made a $60.0 million investment in a fourth VIE that invests in a broad portfolio of non-investment grade loans. The carrying value of these investments approximates fair value.  There is no readily available independent market price for these limited liability partnership investments and the Company does not have access to daily valuations.  The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains (losses), including impairments in 2020 and other than temporary impairments in previous years, were ($14.7) million, $35.3 million and $16.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Employees

The Company had 390 employees at December 31, 2020 as compared with 412 employees at December 31, 2019.  None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2020. The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company conducts regular assessments of its compensation and benefit practices and pay levels to help ensure that its employees are compensated fairly and competitively. The Company devotes resources to employee training and development. Individual objectives are set annually for each employee, and attainment of those objectives is an element of the employee’s performance assessment. The Company recognizes that its success is based on the talents and dedication of those it employs, and is highly invested in its employees' success.

Ratings

AM Best has seven rating categories in the AM Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak, and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  AM Best currently assigns the Company’s insurance companies with a financial strength rating of "A" (Excellent).

Publications of AM Best indicate that "A" (Excellent) ratings are assigned to those companies that, in AM Best's opinion, have an excellent ability to meet their ongoing obligations to policyholders.  To determine a credit rating, AM Best performs quantitative and qualitative analysis which includes evaluating balance sheet strength, operating performance, enterprise risk management, and the business profile. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.

Regulation

General

The insurance industry is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  The redomestication and related transactions simplified and streamlined Global Indemnity’s organizational, statutory and regulatory structure.  As a result, the United States is now Global Indemnity’s only governing, and taxing nation.

U.S. Regulation

At December 31, 2020, the Company had six operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

As the parent of these insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Virginia, and Arizona.  These laws generally require each of the insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.  Material transactions include sales, loans, contributions, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies, the Insurance Operations, or the Reinsurance Operations.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances.  State insurance laws and regulations may require the Company’s insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time.  The Company’s insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments.  State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time.  These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.  In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted.  The insurance departments for the states of Indiana, Virginia, Arizona, and Pennsylvania completed their most recent financial examinations of the Company’s insurance subsidiaries for the period ended December 31, 2017.  Their final reports were issued in 2019 and there were no materially adverse findings.

Before a person can acquire control of an U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled.  Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquirer’s plans for the management, board of directors, executive officers, and employees of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer.  Because a person acquiring 10% or more of Global Indemnity Group, LLC’s common shares would indirectly control the same percentage of the stock of the insurance companies, the insurance change of control laws of Pennsylvania, Indiana, Virginia and Arizona would likely apply to such a transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Global Indemnity Group, LLC, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Global Indemnity Group, LLC might consider desirable.

Insurance Regulatory Information System Ratios

The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System ("IRIS") was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies "usual values" for each ratio.  Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners that require the insurer to describe certain aspects of a business that are causing such departures.  It is not uncommon for companies to have ratios that fall outside of these usual values. Although the Company’s insurance subsidiaries have departures from usual values of certain IRIS ratios, the Company believes that their insurance subsidiaries have adequate capital and liquidity to meet their operational needs.

The Company’s insurance subsidiaries departures from usual values of certain IRIS ratios are as follows:

•

Investment yields were lower than the IRIS range for United National Insurance Company, Penn-America Insurance Company and Penn-Patriot Insurance Company.  A high percentage of invested assets for these companies consisted of wholly-owned subsidiaries which did not distribute dividends in 2020.

•

Adjusted liabilities to liquid assets ratio for United National Insurance Company and Penn-America Insurance Company were outside of the IRIS range mainly due to intercompany payables to parents and affiliates that were settled in the 1st quarter of 2021.

•

Change in net written premiums and estimated current reserve deficiencies were outside of the range for Penn-Patriot Insurance Company resulting from the merger with Global Indemnity Reinsurance in 2020.  As a result of the merger, and in accordance with statutory accounting principles, Penn-Patriot Insurance Company’s statutory financial statements for were restated to reflect the merger of these companies as if these companies were merged for the periods presented in those statutory financial statements. Furthermore, Penn-Patriot Insurance Company’s 2020 financial statements reflect the addition of Global Indemnity Reinsurance’s insurance premiums and liabilities to the Global Indemnity’s U.S. Insurance pool in August of 2020.

•

Change in policyholders’ surplus and adjusted policyholders’ surplus were outside of the range for Penn-Patriot Insurance Company.  Penn-Patriot Insurance Company’s financial statements for 2020 reflect a dividend of $226.0 million made by Global Indemnity Reinsurance to its parent, Global Indemnity Limited, in June 2020 prior to its merger with Global Indemnity Reinsurance.

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

Based on the standards currently adopted, the insurance companies reported in their 2020 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements.  See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as matching revenues and expenses, income, and cash flows.  As a direct result, different line item groupings of assets and liabilities and different amounts of assets and liabilities are reflected in financial statements prepared in accordance with GAAP than financial statements prepared in accordance with SAP.

Statutory accounting practices established by the NAIC and adopted in part by the Pennsylvania, Indiana, Virginia, and Arizona regulators determine, among other things, the amount of statutory surplus and statutory net income (loss) of the insurance companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

State Dividend Limitations

The insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of the applicable state regulatory authorities. Dividends may be paid without advanced regulatory approval only out of unassigned surplus. The dividend limitations imposed by the applicable state laws are based on the statutory financial results of each company within the Insurance Operations that are determined using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation – Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes, if any.

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that the Company’s insurance companies could pay as dividends in 2021.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which the insurance companies are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations.  These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. The Federal Insurance Office is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the United States.  With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the NAIC.  Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.”  The Company continues to monitor federal insurance regulations and any changes thereto that may impact operations.

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

The occurrence of natural or man-made disasters, including the COVID-19 outbreak, could result in declines in business and increases in claims that could adversely affect the Company’s business, financial condition and results of operations.

The Company is exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and public health crises, illness, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity making it more difficult for the Company’s agents to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company’s ordinary business operations.

A natural or man-made disaster also could disrupt the operations of the Company’s counterparties or result in increased prices for the products and services they provide to the Company. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against the Company.

For example, the Company may experience disruptions to its business as a result of the COVID-19 pandemic and any associated protective or preventative measures as COVID-19 continues to spread in the United States and around the world, including but not limited to:

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
•

risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions or other conditions included in policies that would otherwise preclude coverage.

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

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts the Company’s business will depend on future developments in the United States and other countries, which are highly uncertain and cannot be predicted with confidence, including:

•	the ultimate geographic spread and severity of COVID-19;
•	the duration of the outbreak;
•	business closures, travel restrictions, social distancing and other actions taken to contain the threat of COVID-19; and
•	the effectiveness of actions taken in the United States and other countries to contain and treat the virus, including vaccine development, distribution and effectiveness.

Given the dynamic nature of these events, the Company cannot reasonable estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on the Company’s business, financial condition or results of operations or the pace or extent of any subsequent recovery.

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

If the rating of any of the Company’s insurance companies is reduced from its current level of “A” (Excellent) by AM Best, the Company’s competitive position in the insurance industry could suffer, and it could be more difficult to market its insurance products.  A downgrade could result in a significant reduction in the number of insurance contracts the Company writes and in a substantial loss of business; as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

These ratings are not an evaluation of, nor are they directed to, investors in Global Indemnity Group, LLC’s class A common shares and are not a recommendation to buy, sell or hold Global Indemnity Group, LLC’s class A common shares.  Publications of AM Best indicate that companies are assigned "A" (Excellent) ratings if, in AM Best's opinion, they have an excellent ability to meet their ongoing obligations to policyholders.  These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of AM Best.

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

Investment and Debt Related Risks

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

The Company also has an equity portfolio as well as mutual funds that invest in fixed income securities.  The performance of the Company’s equity portfolio and mutual funds are dependent upon a number of factors, including many of the same factors that affect the performance of its fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio.  Individual equity securities have unsystemic risk.  The Company could experience market declines on these investments.  The Company also has systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.  If the market indexes were to decline, the Company anticipates that the value of its portfolio would be negatively affected.

The Company has investments in limited liability companies and limited partnerships which are not liquid.  The Company does not have the contractual option to redeem its interests but receives distributions based on the liquidation of the underlying assets.  The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner.  The Company’s returns could be negatively affected if the market value of the limited liability companies and limited partnerships declines. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2020 and 2019.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure to make required payments on the Subordinated Notes could adversely affect the Company.

As of December 31, 2020, the Company sold $130 million aggregate principal amount of 7.875% Subordinated Notes due 2047 (“Subordinated Notes”) of which the Company and the Company’s indirect subsidiary, GBLI Holdings, LLC (“GBLI Holdings”), are co-obligors is outstanding. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

•	increasing vulnerability to changing economic, regulatory and industry conditions;
•	limiting the ability to borrow additional funds; and
•

requiring the Company to dedicate a substantial portion of cash flow from operations to debt payments, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Furthermore, failure to make periodic payments related to outstanding indebtedness could impact rating agencies’ and regulators’ assessment of the Company’s capital position, adequacy and flexibility and accordingly, ratings assigned by rating agencies and regulators’ assessment of the solvency of the Company and its subsidiaries.

Risks Related to the Company’s Business Partners

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

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2020 and 2019.

Since the Company depends on professional general agencies, brokers, other insurance companies and other reinsurance companies for a significant portion of its revenue, a loss of one or more could adversely affect the Company.

The Company markets and distributes its insurance products through a group of approximately 580 professional general agencies (net of 50 professional general agencies which write business in more than one of the Company’s segments) that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies.  A loss of all or substantially all of the business produced by one or more of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

Risks Related to Regulation of the Company

The Company’s business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers with the rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. If the Company fails to protect the privacy of third-party data or implement practices and procedures deemed necessary by regulators or consumers or to comply with the CCPA or other applicable regimes, the Company may be subject to fines, penalties, litigation, and reputational harm and its business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect the Company’s business. To the extent that the Company is subject to new laws or recommendations or chooses to adopt new standards, recommendations, or other requirements, the Company may have greater compliance burdens. If the Company is perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, the Company’s reputation may suffer, and the Company could lose relationships with customers or partners.

Global Indemnity Group, LLC’s holding company structure and regulatory constraints limit its ability to receive dividends from subsidiaries in order to meet its cash requirements.

Global Indemnity Group, LLC is a holding company and, as such, has no substantial operations of its own.  Global Indemnity Group, LLC’s assets primarily consist of cash and ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries, which include payment for equity awards granted by Global Indemnity Group, LLC to employees of such subsidiaries, are expected to be Global Indemnity Group, LLC 's sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

Due to its corporate structure, most of the dividends that Global Indemnity Group, LLC receives from its subsidiaries must pass through Penn-Patriot Insurance Company (“Penn-Patriot”). The inability of Penn-Patriot to pay dividends in an amount sufficient to enable Global Indemnity Group, LLC to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

In addition, the inability of Penn-Patriot’s insurance subsidiaries to pay dividends to GBLI Holdings, LLC could limit GBLI Holdings, LLC’s ability to meet its debt obligations and corporate expense obligations and could have a material adverse effect on its operations.

See "Regulation – U.S. Regulation” in Item 1 of Part I of this report and “Liquidity and Capital Resources” section in Item 7 of Part II of this report for more information on state dividend limitations.  Also, see Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2021.

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

Risks Related to Ownership of Global Indemnity Group, LLC’s Shares and Certain Limited Liability Company Agreement (“LLCA”) Provisions

The interests of holders of class A common shares may conflict with the interests of Global Indemnity Group, LLC’s controlling shareholder.

Fox Paine Capital Fund II International L.P. and certain of its affiliates (the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) beneficially own shares representing approximately 83.9% of Global Indemnity Group, LLC’s total voting power.  The percentage of Global Indemnity Group, LLC’s total voting power that the Fox Paine Entities may exercise is greater than the percentage of Global Indemnity Group, LLC’s total shares that the Fox Paine Entities beneficially own because the Fox Paine Entities beneficially own all of Global Indemnity Group, LLC’s class B common shares, which are entitled to ten votes per share as opposed to class A common shares, which are entitled to one vote per share.  The class A common shares and the class B common shares generally vote together as a single class on matters presented to Global Indemnity Group, LLC’s shareholders.  As a result, the Fox Paine Entities have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•

elect any of Global Indemnity Group, LLC’s directors not otherwise appointed by the Fox Paine Entities pursuant to the provisions of the LLCA (as defined below) (which entitles the Fox Paine Entities, in their collective capacity as the “Class B Majority Shareholder” (as defined in the LLCA), to certain Director appointment rights);

•	approve changes to the LLCA that require shareholder approval; and
•	ratify the appointment of Global Indemnity Group, LLC’s auditors.

Subject to certain exceptions, the Fox Paine Entities may also be able to prevent or cause a change of control of Global Indemnity Group, LLC.  The Fox Paine Entities’ control over Global Indemnity Group, LLC, and the Fox Paine Entities’ ability in certain circumstances to prevent or cause a change of control of Global Indemnity Group, LLC, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders.  As a result, the trading price of Global Indemnity Group, LLC’s class A common shares could be adversely affected.

In addition, Global Indemnity Group, LLC has agreed to pay Fox Paine & Company, LLC an annual management fee of $2.6 million, adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services.  Global Indemnity Group, LLC has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates.  Global Indemnity Group, LLC has also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. The Fox Paine Entities may in the future make significant investments in other insurance or reinsurance companies.  Some of these companies may compete with Global Indemnity Group, LLC or its subsidiaries.  The Fox Paine Entities are not obligated to advise Global Indemnity Group, LLC of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with Global Indemnity Group, LLC or its subsidiaries.

Global Indemnity Group, LLC’s controlling shareholder has the right to appoint a certain number of the members of the Board of Directors proportionate to such shareholder’s ownership in Global Indemnity Group, LLC and also otherwise controls the election of Directors due to its share ownership.

While the Fox Paine Entities have the right under the terms of the LLCA to appoint a certain number of directors of the Board of Directors, equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities for so long as the Fox Paine Entities beneficially own (i) a majority of the outstanding class B common shares and (ii) shares representing, in the aggregate, at least 25% or more of the voting power in Global Indemnity Group, LLC, it also controls the election of all directors to the Board of Directors due to its controlling share ownership.  The Board of Directors currently consists of six directors, all of whom were identified and proposed for consideration for the Board of Directors by the Fox Paine Entities.

Global Indemnity Group, LLC’s LLCA contains an exclusive forum provision that may discourage lawsuits against the Company or Global Indemnity Group, LLC’s directors and officers.

Global Indemnity Group, LLC’s LLCA requires that, unless Global Indemnity Group, LLC otherwise consents, the United States District Court for the District of Delaware shall be the sole and exclusive forum for any federal securities laws claims brought under the Securities Act or the Exchange Act, although, for the avoidance of doubt, all claims accompanying any such federal securities laws claim will be subject to the mandatory arbitration provisions of Global Indemnity Group, LLC’s LLCA.  Any person or entity purchasing or otherwise acquiring any interest in Global Indemnity Group, LLC’s capital stock is deemed to have received notice of and consented to these provisions.

Global Indemnity Group, LLC believes that these provisions are enforceable under both state and federal law.  Nevertheless, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.  Accordingly, there is uncertainty as to whether a court would enforce this provision.

These provisions may increase costs to bring a claim, discourage claims or limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Global Indemnity Group, LLC or Global Indemnity Group, LLC’s directors, officers or other employees, which may discourage such lawsuits against Global Indemnity Group, LLC or Global Indemnity Group, LLC’s directors, officers or other employees.  If a court were to find Global Indemnity Group, LLC’s choice of forum provision to be inapplicable or unenforceable in an action, Global Indemnity Group, LLC may incur additional costs associated with resolving such action in other jurisdictions.

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

The Company’s tax position could be adversely impacted by changes in tax laws or tax regulations or the interpretation or enforcement thereof.  Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could, among other things, adversely affect the Company’s effective tax rate and cash tax position.

Holders of Global Indemnity Group, LLC’s common shares may be subject to U.S. federal income tax and state and local income taxes on their share of Global Indemnity Group, LLC’s taxable income, regardless of whether they receive any cash distributions from Global Indemnity Group, LLC.

Under current law, so long as Global Indemnity Group, LLC is not required to register as an investment company under the Investment Company Act and 90% of Global Indemnity Group, LLC’s gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, Global Indemnity Group, LLC currently expects that it will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Holders of Global Indemnity Group, LLC’s common shares may be subject to U.S. federal, state, and local taxation on their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and credit, for each of Global Indemnity Group, LLC’s taxable years ending with or within their taxable year, regardless of whether they receive any cash distributions from Global Indemnity Group, LLC. Such holders may not receive cash distributions equal to their allocable share of Global Indemnity Group, LLC’s net taxable income or even the tax liability that results from that income.  Accordingly, such holders may be required to make tax payments in connection with their ownership of Global Indemnity Group, LLC’s common shares that significantly exceed their cash distributions in any specific year. Income earned by the subsidiaries of Global Indemnity Group, LLC  is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

There can be no assurance that amounts paid as distributions on Global Indemnity Group, LLC’s common shares will be sufficient to cover the tax liability arising from ownership of the common shares.

Any distributions paid on Global Indemnity Group, LLC’s common shares will not take into account a holder’s particular tax situation and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay their full amount of tax based upon such holder’s share of Global Indemnity Group, LLC’s net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of Global Indemnity Group, LLC’s board of directors. Even if Global Indemnity Group, LLC does not distribute cash in an amount that is sufficient to fund a holder’s tax liabilities, they will still be required to pay income taxes on their share of Global Indemnity Group, LLC’s taxable income.

If Global Indemnity Group, LLC is treated as a corporation for U.S. federal income tax purposes, the value of the shares could be adversely affected.

The value of an investment in Global Indemnity Group, LLC’s common shares may depend in part on Global Indemnity Group, LLC being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership will be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code, and it is not required to register as an investment company under the Investment Company Act of 1940 and related rules. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income.

Although Global Indemnity Group, LLC currently intends to manage its affairs so that the partnership will meet the 90% test described above in each taxable year, no assurance can be given as to the types of income that will be earned in any given year. As a result, Global Indemnity Group, LLC may not meet these requirements or Global Indemnity Group, LLC may determine it is prudent to change Global Indemnity Group, LLC’s structure. In either case, Global Indemnity Group, LLC may be treated as a corporation for U.S. federal income tax purposes in the future. Global Indemnity Group, LLC have not requested, and does not plan to request, a ruling from the Internal Revenue Service (the “IRS”) on its treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting Global Indemnity Group, LLC.

Global Indemnity Group, LLC’s interests in certain businesses are held through entities that are treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of an investment in Global Indemnity Group, LLC.

In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, Global Indemnity Group, LLC currently holds interests in certain businesses through entities that are treated as corporations for U.S. federal income tax purposes, including, in particular, each of Global Indemnity Group, LLC’s insurance company subsidiaries. Each such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes, which could adversely affect the value of an investment in Global Indemnity Group, LLC. Furthermore, it is possible that the IRS could challenge the manner in which such corporation’s taxable income is computed by Global Indemnity Group, LLC.

Taxable gain or loss on a sale or other disposition of Global Indemnity Group, LLC’s common shares could be more or less than expected.

If a sale or other disposition of Global Indemnity Group, LLC’s common shares by a holder of such shares is taxable in the United States, the holder will recognize gain or loss equal to the difference between the amount realized by such holder on the sale or other disposition and such holder’s adjusted tax basis in those shares. A holder’s adjusted tax basis in the shares at the time of sale or other disposition will generally be lower than the holder’s original tax basis in the shares to the extent that prior distributions to such holder exceed the total taxable income allocated to such holder. A holder of Global Indemnity Group, LLC’s common shares may therefore recognize a gain on a sale or other disposition of Global Indemnity Group, LLC’s common shares if the shares are sold or disposed of at a price that is less than their original cost. In addition, a portion of the amount realized, whether or not representing gain, may be treated as ordinary income to such holder to the extent attributable to the holder’s allocable share of unrealized gain or loss in Global Indemnity Group, LLC’s assets that consist of certain unrealized receivables or inventory (if any).

Global Indemnity Group, LLC cannot match transferors and transferees of Global Indemnity Group, LLC’s common shares, and therefore, Global Indemnity Group, LLC has adopted certain income tax accounting conventions that may not conform with all aspects of applicable tax requirements.

The Internal Revenue Code provides that items of partnership income and deductions must be allocated between transferors and transferees of Global Indemnity Group, LLC’s common shares. Because Global Indemnity Group, LLC cannot match transferors and transferees of Global Indemnity Group, LLC’s common shares, Global Indemnity Group, LLC will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, loss, deduction and credit to holders in a manner that reflects such holders’ beneficial shares of Global Indemnity Group, LLC’s items. These conventions are designed to more closely align the receipt of cash and the allocation of income between holders of Global Indemnity Group, LLC’s common shares, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. In addition, as a result of such allocation method, you may be allocated income even if you do not receive any distributions.

If Global Indemnity Group, LLC’s conventions are not allowed by the Treasury Regulations (or only apply to transfers of less than all of a holder’s shares) or if the IRS otherwise does not accept Global Indemnity Group, LLC’s conventions, the IRS may contend that Global Indemnity Group, LLC’s income or losses must be reallocated among the holders of Global Indemnity Group, LLC’s common shares. If such a contention were sustained, certain holders’ respective tax liabilities would be adjusted to the possible detriment of certain other holders.

Tax-exempt shareholders may face certain adverse U.S. tax consequences from owning Global Indemnity Group, LLC’s common shares.

Global Indemnity Group, LLC is not required to manage its operations in a manner that would minimize the likelihood of generating income that would constitute “unrelated business taxable income” (“UBTI”) to the extent allocated to a tax-exempt shareholder. Although Global Indemnity Group, LLC’s insurance operations are conducted by subsidiaries that are treated as corporations for U.S. federal income tax purposes and the operations of such corporation would generally not result in an allocation of UBTI to a shareholder on account of the activities of those subsidiaries, Global Indemnity Group, LLC may make certain investments other than through a corporate subsidiary.

Moreover, UBTI also includes income attributable to debt-financed property and Global Indemnity Group, LLC is not prohibited from incurring debt to finance its investments, including investments in subsidiaries. Furthermore, Global Indemnity Group, LLC is not prohibited from being (or causing a subsidiary to be) a guarantor of loans made to a subsidiary. If Global Indemnity Group, LLC (or certain of Global Indemnity Group, LLC’s subsidiaries) were treated as the borrower for U.S. tax purposes on account of such guarantees, some or all of Global Indemnity Group, LLC’s investments could be considered debt-financed property. The potential for income to be characterized as UBTI could make Global Indemnity Group, LLC’s common shares an unsuitable investment for a tax-exempt entity. Tax-exempt shareholders are urged to consult their own tax advisors regarding the tax consequences of an investment in Global Indemnity Group, LLC’s common shares.

The IRS Schedules K-1 Global Indemnity Group, LLC provides to holders of Global Indemnity Group, LLC’s common shares each year are more complicated than the IRS Forms 1099 provided by corporations to their stockholders. In addition, Global Indemnity Group, LLC may not be able to furnish to each holder of Global Indemnity Group, LLC’s common shares specific tax information within 90 days after the close of each calendar year and such holders may be required to request an extension of time to file their tax returns.

Holders of Global Indemnity Group, LLC’s common shares are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with their taxable year, regardless of whether they received cash distributions. As a publicly traded partnership, Global Indemnity Group, LLC’s operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, for each year will be reported on IRS Schedules K-1. Income earned by the subsidiaries of Global Indemnity Group, LLC  is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.Global Indemnity Group, LLC intends to furnish holders of the common shares, as soon as reasonably practicable after the close of each calendar year, with tax information (including IRS Schedules K-1), which describes their allocable share of gross ordinary income for Global Indemnity Group, LLC’s preceding taxable year. However, it may require longer than 90 days after the end of Global Indemnity Group, LLC’s calendar year to obtain the requisite information from all lower-tier entities so that IRS Schedules K-1 may be prepared by Global Indemnity Group, LLC. Consequently, holders of Global Indemnity Group, LLC’s common shares who are U.S. taxpayers may need to file annually with the IRS (and certain states) a request for an extension past the April 15 or the otherwise applicable due date of their income tax return for the taxable year.

In addition, holders of Global Indemnity Group, LLC’s common shares are required to report for all tax purposes consistently with the information provided by Global Indemnity Group, LLC for each taxable year. As a result, it is possible that a holder of Global Indemnity Group, LLC’s common shares will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a holder of Global Indemnity Group, LLC’s common shares to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, are the responsibility of each such holder.

Finally, because holders are required to report their allocable share of gross ordinary income, tax reporting for holders of Global Indemnity Group, LLC’s common shares is more complicated than for shareholders of a regular corporation.

Holders of Global Indemnity Group, LLC’s common shares may be subject to an additional U.S. federal income tax on net investment income allocated to such holder by Global Indemnity Group, LLC and on gain on the sale of Global Indemnity Group, LLC’s common shares.

Individuals, estates and trusts are currently subject to an additional 3.8% tax on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in Global Indemnity Group, LLC will be included in a holder of Global Indemnity Group, LLC’s common share’s “net investment income” subject to this additional tax.

The ability of Global Indemnity Group, LLC’s corporate subsidiaries to use their net operating loss carryforwards to offset their future taxable income may be subject to limitations.

The ability of Global Indemnity Group, LLC’s corporate subsidiaries to use their federal net operating losses and built-in losses (“NOLs”) to offset potential future taxable income and related income taxes may be limited. The Internal Revenue Code imposes an annual limitation on the amount of taxable income that may be offset by loss carryforwards of a “loss corporation” if the corporation experiences an “ownership change” (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period). Global Indemnity Group, LLC’s corporate subsidiaries may experience an ownership change as a result of issuances or other changes in ownership of Global Indemnity Group, LLC’s shares. In addition, certain anti-avoidance rules could result in the application of similar limitations on the ability of Global Indemnity Group, LLC’s corporate subsidiaries to use their NOLs. To the extent Global Indemnity Group, LLC’s corporate subsidiaries experience an ownership change or the above rules otherwise become applicable, the ability of Global Indemnity Group, LLC’s corporate subsidiaries to utilize their federal NOLs could be significantly limited, and similar limitations may apply at the state level.

Risks Related to Employees

If the Company does not successfully manage the transition associated with the retirement of its Chief Executive Officer and the appointment of a new Chief Executive Officer, it could adversely affect the Company.

On January 19, 2021, the Company announced that Cynthia Y. Valko, chief executive officer and a member of Global Indemnity Group, LLC’s Board of Directors, informed the Board of Directors that she will retire effective as of January 31, 2021. In connection with her retirement, Ms. Valko resigned from her positions as chief executive officer of the Company and a member of the Board of Directors, in each case, effective as of January 15, 2021, although Ms. Valko will continue to serve the Company in an advisory capacity. The Board of Directors is conducting a search to identify the successor to Ms. Valko for the chief executive officer position of the Company. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to the Company and may also make it more difficult to hire and retain key employees.

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

General Risk Factors

If the Company is unable to maintain effective internal control over financial reporting, the Company’s business may be adversely affected, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of Global Indemnity Group, LLC’s common stock could be adversely affected.

The Company is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. The Sarbanes-Oxley Act requires that the Company evaluate and determine the effectiveness of its internal control over financial reporting, provide a management report on internal control over financial reporting and requires that the Company’s internal control over financial reporting be attested to by its independent registered public accounting firm.

The Company may discover material weaknesses in the future which may lead to its financial statements being materially misstated. As a result, the market price of Global Indemnity Group, LLC’s common stock could be adversely affected, and Global Indemnity Group, LLC could become subject to investigations by the stock exchange on which its securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. The cost of remediating a potential material weakness could materially adversely affect the Company’s business and financial condition.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2020, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Specialty segment’s principal executive offices and headquarters.  Office space leased in Arizona is used by the Company’s Specialty Property segment.  Office space leased in Nebraska is used by the Company’s Farm, Ranch & Stable segment.  Office space leased in Cavan, Ireland is used to support the operating needs of the Insurance and Reinsurance Operations. The leases for the properties listed are held by various Company subsidiaries.  The Company believes the properties listed are suitable and adequate to meet its needs. Additionally, a number of the Company’s personnel work remotely and almost all of the Company’s personnel have the ability to work remotely.

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

Market for Global Indemnity Group, LLC’s Class A Common Shares

On August 28, 2020, Global Indemnity Group, LLC completed a scheme of arrangement and amalgamation that effected certain transactions that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of Global Indemnity Group, LLC.  Global Indemnity Group, LLC’s class A common shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

There is no established public trading market for Global Indemnity Group, LLC’s class B common shares.

As of December 31, 2020, Global Indemnity Group, LLC’s class A common shares were held by approximately 180 shareholders of record.  There were four holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of December 31, 2020.

See Note 17 to the consolidated financial statements in Item 8 of Part II of this report for information regarding securities authorized under Global Indemnity Group, LLC’s equity compensation plans.

Performance of Global Indemnity Group, LLC’s Class A Common Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s class A common shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index, which the Company believes are the most comparative indexes.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
GBLI	$100.0	$131.7	$144.8	$124.8	$102.1	$98.5
NASDAQ Insurance Index	100.0	115.6	119.3	109.2	138.3	139.6
NASDAQ Composite Index	100.0	107.5	137.9	132.5	179.2	257.4

Recent Sales of Unregistered Securities

Except as disclosed in the Company’s current report on Form 8-K filed with the SEC on August 28, 2020, there were no sales of unregistered equity securities during the year ended December 31, 2020.

Global Indemnity Group, LLC’s Purchases of Class A Common Shares

Global Indemnity Group, LLC’s Share Incentive Plan allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock and restricted stock units that were issued under the Share Incentive Plan.  During 2020, Global Indemnity Group, LLC purchased an aggregate 5,120 of surrendered class A common shares from employees for $0.2 million.  All shares purchased from employees are held as treasury stock and recorded at cost until formally retired.  All treasury stock existing as of August 28, 2020 was retired as part of the redomestication transactions.

See Note 14 to the consolidated financial statements in Item 8 of Part II of this report for additional information on the retirement of Global Indemnity Group, LLC’s class A common shares as well as a tabular disclosure of Global Indemnity Group, LLC’s share repurchases by month.

Dividend / Distribution Policy

On December 27, 2017, the Company adopted a dividend / distribution program with an anticipated distribution rate of $0.25 per share per quarter ($1.00 per share per year). Continued payment of distributions is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

See Note 14 of the consolidated financial statements in Item 8 of Part II of this report for dividends / distributions declared until the years ended December 31, 2020, 2019, and 2018.

Global Indemnity Group, LLC is a holding company and has no direct operations.  The ability of Global Indemnity to pay distributions is subject to Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement (the “LLCA”), and depends, in part, on the ability of its subsidiaries to pay dividends.  The Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.  See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 20 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the Company’s insurance subsidiaries in 2020. For a discussion of factors affecting the Company’s ability to make distributions, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data for the Company and should be read together with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. Cash dividends / distributions totaling $1.00 per share were declared and paid on common stock in 2020, 2019 and 2018.  No cash dividends were declared or paid on common stock during the years ended December 31, 2017 and 2016.

	For the Years Ended December 31,
(Dollars in thousands, except shares and per share data)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Gross written premiums	$606,603	$636,861	$547,897	$516,334	$565,845
Net written premiums	548,167	562,089	472,547	450,180	470,940
Net earned premiums	567,699	525,262	467,775	438,034	468,465
Net realized investment gains (losses)	(14,662)	35,342	(16,907)	1,576	21,721
Total revenues	583,547	604,472	498,938	485,515	534,514
Net income (loss)	(21,006)	70,015	(56,696)	(9,551)	49,868
Per share data:
Net income (loss) available to common shareholders (1)	$(21,158)	$70,015	$(56,696)	$(9,551)	$49,868
Basic	$(1.48)	$4.93	$(4.02)	$(0.55)	$2.89
Diluted	$(1.48)	$4.88	$(4.02)	$(0.55)	$2.84
Weighted-average number of shares outstanding
Basic	14,291,265	14,191,756	14,088,883	17,308,663	17,246,717
Diluted	14,291,265	14,334,706	14,088,883	17,308,663	17,547,061
Cash dividends / distributions declared per common share	$1.00	$1.00	$1.00	$—	$—

(1)	For the years ended December 31, 2020, 2018 and 2017, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

Consolidated Insurance Operating Ratios based on the Company’s GAAP Results: (1)	2020	2019	2018	2017	2016
Loss ratio (2) (3)	59.2	52.5	71.5	61.5	56.4
Expense ratio	38.0	39.7	40.8	41.9	42.0
Combined ratio (2) (3)	97.2	92.2	112.3	103.4	98.4
Net/gross written premiums	90.4	88.3	86.2	87.2	83.2
Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,454,553	$1,607,813	$1,510,152	$1,533,900	$1,501,819
Reinsurance receivables, net of allowance	88,708	83,938	114,418	105,060	143,774
Total assets	1,904,908	2,075,885	1,960,266	2,001,669	1,972,946
7.75% Subordinated notes payable	—	96,864	96,742	96,619	96,497
7.875% Subordinated notes payable	126,288	126,147	126,005	125,864	—
Margin borrowing facility	—	73,629	65,818	72,230	66,646
Unpaid losses and loss adjustment expenses	662,811	630,181	680,031	634,664	651,042
Total shareholders’ equity	718,324	726,809	629,059	718,394	797,951
Book value per share	49.62	50.82	44.21	50.57	45.42

(1)

The Company’s insurance operating ratios are GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability.  The loss ratio is the ratio of net losses and loss adjustment expenses to net earned premiums.  The expense ratio is the ratio of acquisition costs and other underwriting expenses to net earned premiums.  The combined ratio is the sum of the loss and expense ratios.  The ratios presented here represent the consolidated results of the Company’s Commercial Specialty segment, Specialty Property segment, Farm, Ranch & Stable segment, and Reinsurance Operations.

(2)	A summary of prior accident year adjustments is summarized as follows:

•	2020 loss and combined ratios reflect a $31.5 million reduction of net losses and loss adjustment expenses
•	2019 loss and combined ratios reflect a $32.8 million reduction of net losses and loss adjustment expenses
•	2018 loss and combined ratios reflect a $28.8 million reduction of net losses and loss adjustment expenses
•	2017 loss and combined ratios reflect a $53.9 million reduction of net losses and loss adjustment expenses
•	2016 loss and combined ratios reflect a $57.3 million reduction of net losses and loss adjustment expenses

See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)

The Company’s loss and combined ratios for 2020, 2019, 2018, 2017, and 2016 include $88.5 million, $30.4 million, $80.6 million, $61.1 million, and $72.1 million, respectively, of catastrophic losses on a current accident year basis from the Insurance Operations.  See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

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

Recent Developments

COVID-19

The global outbreak of COVID-19 presents significant risks to the Company which it continues to evaluate. The COVID-19 pandemic may affect the Company’s operations indefinitely.  The Company may experience reductions in premium volume, delays in the collection of premiums, and increases in COVID-19 related claims.  Volatility in the global financial markets may negatively impact the market value of the Company’s investment portfolio and may result in net realized investment losses as well as a decline in the liquidity of the investment portfolio.  All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, distribution, marketing, customers and agents, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and such effects could exist for an extended period of time even after the pandemic ends.

Retirement of Chief Executive Officer

On January 19, 2021, the Company announced that Cynthia Y. Valko, chief executive officer and a member of the Board of Directors of Global Indemnity Group, LLC, informed the Board of Directors that she would retire effective as of January 31, 2021. In connection with her retirement, Ms. Valko resigned from her positions as chief executive officer of the Company and a member of the Board of Directors, in each case, effective as of January 15, 2021, although Ms. Valko will continue to serve the Company in an advisory capacity. The Board of Directors is conducting a search to identify the successor to Ms. Valko for the chief executive officer position of the Company. Effective as of January 19, 2021, the Company named Jonathan E. Oltman as president of the Company’s insurance operations. Until Ms. Valko’s successor as chief executive officer of the Company is duly appointed, Mr. Oltman will act as the Company’s principal executive officer. Mr. Oltman will report directly to the Board of Directors through its chairman on a day-to-day basis.  Please see Note 25 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding the retirement of Ms. Valko and the appointment of Mr. Oltman.

Board of Directors

On December 1, 2020, Michele A. Colucci informed the Company that she was resigning from the Board effective at the conclusion of the Board’s meeting held on December 5, 2020 and December 6, 2020.

In connection with the resignation of Ms. Valko and Ms. Colucci, the size of the Board has been reduced from eight to six directors.

Redomestication

On August 28, 2020, the Company completed its plan to redomesticate to the United States.  Please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the redomestication.

As a result of the Company moving its Reinsurance Operations to the United States, Steve Green, President of the Company’s Reinsurance Operations, will depart the Company effective March 31, 2021.

Redemption of Debt

In August 2020, GBLI Holdings and Global Indemnity Limited redeemed the entire outstanding $100 million aggregate principal amount of 7.75% Subordinated Notes due 2045 (the “2045 Notes”).

Dividends / Distributions

During 2020, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020 and approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on September 25, 2020 and December 24, 2020.  Dividends / distributions paid were $14.3 million during the year ended December 31, 2020.   In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholders during the year ended December 31, 2020.

AM Best Rating

AM Best has seven Rating Categories in the AM Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  On September 23, 2020, AM Best assigned the Company’s insurance subsidiaries a financial strength rating of "A" (Excellent).

Overview

The Company operates and manages its business through four business segments: Commercial Specialty, Specialty Property, Farm, Ranch & Stable, and Reinsurance Operations.

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

The Company’s Farm, Ranch & Stable segment, primarily via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through a group of approximately 220 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

The Company’s Reinsurance Operations provides reinsurance solutions through brokers and on a direct basis. It uses its capital capacity to write niche and specialty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.  Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance.  In connection with the redomestication, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries.

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

In developing losses and loss adjustment expense ("loss" or "losses") reserve estimates for the Company’s Insurance Operations, the Company’s actuaries perform detailed reserve analyses each quarter.  To perform the analysis, the data is organized at a "reserve category" level.  A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect.  The reserves within a reserve category level are characterized as long-tail or short-tail.  For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled.  The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella.  Short-tail exposures include property, commercial automobile physical damage, and equine mortality.  To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State, American Reliable, Collectibles, and Vacant Express.  For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report.  Each of the Company’s product classifications contain both long-tail and short-tail exposures.  Every reserve category is analyzed by the Company’s actuaries each quarter.  Management is responsible for the final determination of loss reserve selections.

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

Management’s best estimate at December 31, 2020 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $662.8 million and $580.7 million, respectively, as of December 31, 2020.  A breakout of the Company’s gross and net reserves as of December 31, 2020 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$141,066	$283,928	$424,994
Specialty Property	13,740	31,528	45,268
Farm, Ranch & Stable	12,017	32,824	44,841
Reinsurance Operations	51,241	96,467	147,708
Total	$218,064	$444,747	$662,811

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$113,779	$247,299	$361,078
Specialty Property	10,288	24,505	34,793
Farm, Ranch & Stable	10,966	26,108	37,074
Reinsurance Operations	51,241	96,467	147,708
Total	$186,274	$394,379	$580,653

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivables on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $367.7 million for claims occurring during the year ended December 31, 2020:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(53,317)	$(35,851)	$(18,385)	$(919)	$16,547
	-3%	(46,698)	(28,864)	(11,031)	6,802	24,636
	-2%	(43,389)	(25,371)	(7,354)	10,663	28,681
	-1%	(40,079)	(21,878)	(3,677)	14,524	32,725
	0%	(36,770)	(18,385)	—	18,385	36,770
	1%	(33,461)	(14,892)	3,677	22,246	40,815
	2%	(30,151)	(11,399)	7,354	26,107	44,859
	3%	(26,842)	(7,906)	11,031	29,968	48,904
	5%	(20,224)	(919)	18,385	37,689	56,994

The Company’s net reserves for losses and loss adjustment expenses of $580.7 million as of December 31, 2020 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables, and includes adjustments resulting from this review in earnings in the period in which the adjustment arises.  An allowance for uncollectible reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.  Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers.  Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay.  If its reinsurers do not pay, the Company remains legally obligated to pay the loss.

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2020 and 2019.  For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2020, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value.  The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors, such as changes in interest rates.  In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded.  Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense.  Any impairments related to factors other than credit losses or the intent to sell are recorded through other comprehensive income, net of taxes.  During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due.  See Note 4 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class as well as an analysis of the Company’s securities with gross unrealized losses as of December 31, 2020 and 2019.

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

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors.  Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2020.

Impairment of intangible assets with indefinite useful lives is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of intangible assets for impairment using both qualitative and quantitative factors.  Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2020.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.  As of December 31, 2020, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.  There are no valuation allowances as of December 31, 2020 and 2019.  The deferred tax asset balance is analyzed regularly by management.  This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience.  If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required.  This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company applies a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.  Please see Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s tax uncertainties.

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

Business Segments

The Company manages its business through four business segments: Commercial Specialty, Specialty Property, Farm, Ranch & Stable, and Reinsurance Operations.  The Commercial Specialty, Specialty Property, and Farm, Ranch & Stable segments comprise the Company’s Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Reliable Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC.  Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance.  In connection with the redomestication, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries.

The Company evaluates the performance of these four segments based on gross and net written premiums, revenues in the form of net earned premiums, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

During the first quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch & Stable. This is the result of changing how Specialty Property and Farm, Ranch & Stable are managed and reported. Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch & Stable is managed out of the Company’s Omaha, Nebraska office. In the past, Farm, Ranch & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania. Results for Specialty Property and Farm, Ranch & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results. Accordingly, the Company now reports Specialty Property and Farm, Ranch & Stable as two separate reportable segments. In addition, the Company changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the years ended December 31, 2018 have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Gross written premiums	$606,603	$636,861	(4.8%)	$636,861	$547,897	16.2%
Net written premiums	$548,167	$562,089	(2.5%)	$562,089	$472,547	18.9%

Net earned premiums	$567,699	$525,262	8.1%	$525,262	$467,775	12.3%
Other income	2,038	1,816	12.2%	1,816	1,728	5.1%
Total revenues	569,737	527,078	8.1%	527,078	469,503	12.3%
Losses and expenses:
Net losses and loss adjustment expenses	336,201	275,402	22.1%	275,402	334,625	(17.7%)
Acquisition costs and other underwriting expenses	215,607	208,403	3.5%	208,403	190,778	9.2%
Underwriting income (loss)	17,929	43,273	(58.6%)	43,273	(55,900)	(177.4%)
Net investment income	28,392	42,052	(32.5%)	42,052	46,342	(9.3%)
Net realized investment gains (losses)	(14,662)	35,342	(141.5%)	35,342	(16,907)	—
Other income	80	—	NM	—	—	—
Corporate and other operating expenses	(41,998)	(18,888)	122.4%	(18,888)	(29,766)	(36.5%)
Interest expense	(15,792)	(20,022)	(21.1%)	(20,022)	(19,694)	1.7%
Loss on extinguishment of debt	(3,060)	—	NM	—	—	—
Income (loss) before income taxes	(29,111)	81,757	(135.6%)	81,757	(75,925)	NM
Income tax (expense) benefit	8,105	(11,742)	(169.0%)	(11,742)	19,229	(161.1%)
Net income (loss)	$(21,006)	$70,015	(130.0%)	$70,015	$(56,696)	NM
Underwriting Ratios:
Loss ratio (1)	59.2%	52.5%		52.5%	71.5%
Expense ratio (2)	38.0%	39.7%		39.7%	40.8%
Combined ratio (3)	97.2%	92.2%		92.2%	112.3%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Gross written premiums (1)
Commercial Specialty (4)	$321,879	$297,332	8.3%	$297,332	$249,948	19.0%
Specialty Property (3) (4)	138,401	163,503	(15.4%)	163,503	170,168	(3.9%)
Farm, Ranch & Stable (4)	85,646	87,745	(2.4%)	87,745	79,738	10.0%
Reinsurance (5)	60,677	88,281	(31.3%)	88,281	48,043	83.8%
Total gross written premiums	$606,603	$636,861	(4.8%)	$636,861	$547,897	16.2%
Ceded premiums written
Commercial Specialty (4)	$29,663	$38,613	(23.2%)	$38,613	$23,121	67.0%
Specialty Property (4)	17,290	22,833	(24.3%)	22,833	42,698	(46.5%)
Farm, Ranch & Stable (4)	11,483	13,329	(13.8%)	13,329	9,521	40.0%
Reinsurance (5)	—	(3)	(100.0%)	(3)	10	(130.0%)
Total ceded premiums written	$58,436	$74,772	(21.8%)	$74,772	$75,350	(0.8%)
Net written premiums (2)
Commercial Specialty (4)	$292,216	$258,719	12.9%	$258,719	$226,827	14.1%
Specialty Property (4)	121,111	140,670	(13.9%)	140,670	127,470	10.4%
Farm, Ranch & Stable (4)	74,163	74,416	(0.3%)	74,416	70,217	6.0%
Reinsurance (5)	60,677	88,284	(31.3%)	88,284	48,033	83.8%
Total net written premiums	$548,167	$562,089	(2.5%)	$562,089	$472,547	18.9%
Net earned premiums
Commercial Specialty (4)	$285,694	$237,758	20.2%	$237,758	$218,357	8.9%
Specialty Property (4)	131,474	140,232	(6.2%)	140,232	128,768	8.9%
Farm, Ranch & Stable (4)	76,166	71,312	6.8%	71,312	69,248	3.0%
Reinsurance (5)	74,365	75,960	(2.1%)	75,960	51,402	47.8%
Total net earned premiums	$567,699	$525,262	8.1%	$525,262	$467,775	12.3%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net written premiums equal gross written premiums less ceded premiums written.
(3)

Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of less than $0.1 million, ($0.3) million, and ($2.1) million during the years ended December 31, 2020, 2019, and 2018, respectively.

(4)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.
(5)	External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 4.8% for year ended December 31, 2020 as compared to 2019.  Gross written premiums include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of less than $0.1 million and ($0.3) million for the years ended December 31, 2020 and 2019, respectively.  Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross written premiums decreased by 4.8% for the year ended December 31, 2020 as compared to 2019. The decrease is mainly due to the reduction of catastrophe exposed business within both Specialty Property and Farm, Ranch & Stable, reduction in business not providing an adequate return on capital within Specialty Property, and Reinsurance Operations’ non-renewal of its property catastrophe treaties.  In addition, non-renewals of several small business classes was higher and new business growth slowed within Commercial Specialty which was likely the result of Covid-19.  These reductions in premiums were partially offset by organic growth from existing agents, increased pricing, and several new programs within Commercial Specialty and growth of the new casualty treaty entered into by Reinsurance Operations in 2019.

Gross written premiums increased by 16.2% for year ended December 31, 2019 as compared to 2018.  Gross written premiums include business written by American Reliable that is ceded to insurance entities owned by Assurant under a 100% quota share reinsurance agreement in the amount of ($0.3) million and ($2.1) million for the years ended December 31, 2019 and 2018, respectively.  Excluding the business that is ceded 100% to insurance entities owned by Assurant, gross written premiums increased by 15.9% for the year ended December 31, 2019 as compared to 2018. The increase is mainly due to several new programs and increases in excess & surplus lines submissions within Commercial Specialty, rate increases within Specialty Property and Farm, Ranch & Stable, new agent appointments within Farm, Ranch & Stable, and growth in the Reinsurance Operation’s property catastrophe book primarily driven by rate increases as well as a new casualty treaty. This new casualty treaty contributed $26.9 million in gross written premiums during the year ended December 31, 2019. This growth in premiums was partially offset by a continued reduction of catastrophe exposed business within both Commercial Specialty and Specialty Property.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Commercial Specialty	90.8%	87.0%	3.8%	87.0%	90.7%	(3.7%)
Specialty Property (1)	87.5%	85.9%	1.6%	85.9%	74.0%	11.9%
Farm, Ranch & Stable	86.6%	84.8%	1.8%	84.8%	88.1%	(3.3%)
Reinsurance	100.0%	100.0%	—%	100.0%	100.0%	—%
Total (1)	90.4%	88.2%	2.2%	88.2%	85.9%	2.3%

(1)

Excludes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of less than $0.1 million, ($0.3) million, and ($2.1) million during the years ended December 31, 2020, 2019, and 2018, respectively.

The net premium retention for the year ended December 31, 2020 increased by 2.2 points as compared to 2019.  This increase in retention is driven by the restructuring of the Company’s catastrophe reinsurance treaties as well as a change in the mix of business.

The net premium retention for the year ended December 31, 2019 increased by 2.3 points as compared to 2018.  This increase in retention is primarily driven by growth of casualty premiums and reinsurance premiums. It is also being driven by the downsizing of catastrophe exposed business within Specialty Property.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 20.2% for the year ended December 31, 2020 as compared to the same period in 2019. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs. Property net earned premiums were $131.1 million and $110.7 million for the years ended December 31, 2020 and 2019, respectively.  Casualty net earned premiums were $154.6 million and $127.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Net earned premiums within the Specialty Property segment decreased by 6.2% for the year ended December 31, 2020 as compared to the same period in 2019 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital. Property net earned premiums were $122.6 million and $129.5 million for the years ended December 31, 2020 and 2019, respectively.  Casualty net earned premiums were $8.6 million and $10.8 million for the years ended December 31, 2020 and 2019, respectively.

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

Net earned premiums within the Farm, Ranch & Stable segment increased by 6.8% for the year ended December 31, 2020 as compared to the same period in 2019 primarily due to a growth in premiums written in prior periods as a result of rate increases and new agent appointments.   Property net earned premiums were $55.8 million and $50.9 million for the years ended December 31, 2020 and 2019, respectively.  Casualty net earned premiums were $20.4 million for each of the years ended December 31, 2020 and 2019.

Net earned premiums within the Farm, Ranch & Stable segment increased by 3.0% for the year ended December 31, 2019 as compared to the same period in 2018 primarily due to a growth of the business as a result of adding new agents.  Property net earned premiums were $50.9 million and $49.6 million for the years ended December 31, 2019 and 2018, respectively.  Casualty net earned premiums were $20.4 million and $19.6 million for the years ended December 31, 2019 and 2018, respectively.

Net earned premiums within the Reinsurance Operations segment decreased by 2.1% for the year ended December 31, 2020 as compared to the same period in 2019 due to the non-renewal of its property catastrophe treaties partially offset by the new casualty treaty entered into during 2019.  Property net earned premiums were $28.3 million and $56.8 million for the years ended December 31, 2020 and 2019, respectively.  Casualty net earned premiums were $46.1 million and $19.2 million for the years ended December 31, 2020 and 2019, respectively.

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

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019 (2)	Change	2019 (2)	2018 (2)	Change
Gross written premiums	$321,879	$297,332	8.3%	$297,332	$249,948	19.0%
Net written premiums	$292,216	$258,719	12.9%	$258,719	$226,827	14.1%
Net earned premiums	$285,694	$237,758	20.2%	$237,758	$218,357	8.9%
Total revenues	285,694	237,758	20.2%	237,758	218,357	8.9%
Losses and expenses:
Net losses and loss adjustment expenses	155,271	108,911	42.6%	108,911	114,476	(4.9%)
Acquisition costs and other underwriting expenses (1)	104,659	96,475	8.5%	96,475	87,371	10.4%
Underwriting income	$25,764	$32,372	(20.4%)	$32,372	$16,510	96.1%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020	2019 (2)	Change	2019 (2)	2018 (2)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	60.5%	53.5%	7.0	53.5%	55.7%	(2.2)
Prior accident year	(6.2%)	(7.7%)	1.5	(7.7%)	(3.3%)	(4.4)
Calendar year loss ratio	54.3%	45.8%	8.5	45.8%	52.4%	(6.6)
Expense ratio	36.6%	40.6%	(4.0)	40.6%	40.0%	0.6
Combined ratio	90.9%	86.4%	4.5	86.4%	92.4%	(6.0)
(1)

Includes excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations of $0.4 million for the year ended December 31, 2018, respectively.  Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Commercial Specialty segment to its Reinsurance Operations for the years ended December 31, 2020 and 2019.

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

	Years Ended December 31,
	2020		2019		2018
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$59,424	45.3%	$46,026	41.6%	$49,846	43.3%
Effect of prior accident year	(684)	(0.5%)	(4,310)	(3.9%)	(1,251)	(1.1%)
Non catastrophe property losses and ratio (2)	$58,740	44.8%	$41,716	37.7%	$48,595	42.2%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$27,254	20.8%	$9,996	9.0%	$12,179	10.6%
Effect of prior accident year	6,479	4.9%	3,387	3.1%	(626)	(0.5%)
Catastrophe losses and ratio (2)	$33,733	25.7%	$13,383	12.1%	$11,553	10.1%
Total property losses and ratio excluding the effect of prior accident year (1)	$86,678	66.1%	$56,022	50.6%	$62,025	53.9%
Effect of prior accident year	5,795	4.4%	(923)	(0.8%)	(1,877)	(1.6%)
Total property losses and ratio (2)	$92,473	70.5%	$55,099	49.8%	$60,148	52.3%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$86,219	55.8%	$71,255	56.1%	$59,701	57.9%
Effect of prior accident year	(23,421)	(15.2%)	(17,443)	(13.7%)	(5,373)	(5.2%)
Total Casualty losses and ratio (2)	$62,798	40.6%	$53,812	42.4%	$54,328	52.7%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$172,897	60.5%	$127,277	53.5%	$121,726	55.7%
Effect of prior accident year	(17,626)	(6.2%)	(18,366)	(7.7%)	(7,250)	(3.3%)
Total net losses and loss adjustment expense and total loss ratio (2)	$155,271	54.3%	$108,911	45.8%	$114,476	52.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Property losses
Non-catastrophe	$59,424	$46,026	29.1%	$46,026	$49,846	(7.7%)
Catastrophe	27,254	9,996	172.6%	9,996	12,179	(17.9%)
Property losses	86,678	56,022	54.7%	56,022	62,025	(9.7%)
Casualty losses	86,219	71,255	21.0%	71,255	59,701	19.4%
Total accident year losses	$172,897	$127,277	35.8%	$127,277	$121,726	4.6%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020	2019	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	45.3%	41.6%	3.7	41.6%	43.3%	(1.7)
Catastrophe	20.8%	9.0%	11.8	9.0%	10.6%	(1.6)
Property loss ratio	66.1%	50.6%	15.5	50.6%	53.9%	(3.3)
Casualty loss ratio	55.8%	56.1%	(0.3)	56.1%	57.9%	(1.8)
Total accident year loss ratio	60.5%	53.5%	7.0	53.5%	55.7%	(2.2)

The current accident year property non-catastrophe loss ratio for 2020 increased by 3.7 points compared to 2019. The increase in the loss ratio primarily reflects a higher claims severity as the claims incurred frequency was up slightly at twelve months of development from last year.  The current accident year property non-catastrophe loss ratio for 2019 improved by 1.7 points compared to 2018.  The loss ratio improvement reflects a lower claims severity compared to last year as each accident quarter except for the third accident quarter had a lower claims severity compared to the same accident quarters last year. The twelve-month claims incurred frequency was unchanged from last year.

The current accident year property catastrophe loss ratio for 2020 increased by 11.8 points compared to 2019 due to a higher claims frequency and severity.  The current accident year property catastrophe loss ratio for 2019 improved by 1.6 points compared to 2018 reflecting a lower claims severity compared to last year.  The twelve-month claims incurred frequency was equivalent to last year.

The current accident year casualty loss ratio for 2020 improved by 0.3 points compared to 2019 reflecting a lower claims frequency at twelve months of development.  The current accident year casualty loss ratio for 2019 improved by 1.8 points compared to 2018 reflecting lower claims frequency compared to last year.  The claims frequency was lower for each accident quarter compared to the same accident quarters last year.

The calendar year loss ratio for the years ended December 31, 2020, 2019, and 2018 includes a decrease of $17.6 million, or 6.2% percentage points, a decrease of $18.4 million or 7.7% percentage points, and a decrease of $7.3 million or 3.3% percentage points, respectively, related to reserve development on prior accident years.  Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 4.0 points from 40.6% for 2019 to 36.6% for 2020 primarily due to higher earned premiums.

The expense ratio increased 0.6 points from 40.0% for 2018 to 40.6% for 2019 primarily due to an increase in compensation cost related to good results for 2019.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Commercial Specialty’s business, financial condition, and results of operation.

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty policies, or other conditions included in these policies that would otherwise preclude coverage.

Specialty Property

The components of income from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019 (3)	Change	2019 (3)	2018 (3)	Change
Gross written premiums (1)	$138,401	$163,503	(15.4%)	$163,503	$170,168	(3.9%)
Net written premiums	$121,111	$140,670	(13.9%)	$140,670	$127,470	10.4%
Net earned premiums	$131,474	$140,232	(6.2%)	$140,232	$128,768	8.9%
Other income	1,705	1,820	(6.3%)	1,820	1,782	2.1%
Total revenues	133,179	142,052	(6.2%)	142,052	130,550	8.8%
Losses and expenses:
Net losses and loss adjustment expenses	94,540	75,426	25.3%	75,426	122,709	(38.5%)
Acquisition costs and other underwriting expenses (2)	55,547	58,768	(5.5%)	58,768	55,760	5.4%
Underwriting income (loss)	$(16,908)	$7,858	NM	$7,858	$(47,919)	116.4%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020	2019 (3)	Change	2019 (3)	2018 (3)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	76.9%	61.5%	15.4	61.5%	101.4%	(39.9)
Prior accident year	(5.0%)	(7.7%)	2.7	(7.7%)	(6.1%)	(1.6)
Calendar year loss ratio	71.9%	53.8%	18.1	53.8%	95.3%	(41.5)
Expense ratio	42.2%	41.9%	0.3	41.9%	43.3%	(1.4)
Combined ratio	114.1%	95.7%	18.4	95.7%	138.6%	(42.9)

(1)

Includes business written by American Reliable that is ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement of less than $0.1 million, ($0.3) million, and ($2.1) million during the years ended December 31, 2020, 2019, and 2018, respectively.

(2)

Includes excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations of $0.3 million for the year ended December 31, 2018. Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Specialty Property segment to its Reinsurance Operations for the years ended December 31, 2020 and 2019.

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

	Years Ended December 31,
	2020		2019		2018
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$52,022	42.4%	$67,944	52.5%	$68,492	58.2%
Effect of prior accident year	(3,192)	(2.6%)	121	0.1%	(4,153)	(3.5%)
Non catastrophe property losses and ratio (2)	$48,830	39.8%	$68,065	52.6%	$64,339	54.7%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$45,149	36.8%	$12,375	9.6%	$54,905	46.7%
Effect of prior accident year	(1,295)	(1.1%)	(10,308)	(8.0%)	(1,575)	(1.3%)
Catastrophe losses and ratio (2)	$43,854	35.7%	$2,067	1.6%	$53,330	45.4%
Total property losses and ratio excluding the effect of prior accident year (1)	$97,171	79.2%	$80,319	62.1%	$123,397	104.9%
Effect of prior accident year	(4,487)	(3.7%)	(10,187)	(7.9%)	(5,728)	(4.8%)
Total property losses and ratio (2)	$92,684	75.5%	$70,132	54.2%	$117,669	100.1%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$3,968	44.8%	$5,957	55.3%	$7,198	64.8%
Effect of prior accident year	(2,112)	(23.8%)	(663)	(6.2%)	(2,158)	(19.4%)
Total Casualty losses and ratio (2)	$1,856	21.0%	$5,294	49.1%	$5,040	45.4%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$101,139	76.9%	$86,276	61.5%	$130,595	101.4%
Effect of prior accident year	(6,599)	(5.0%)	(10,850)	(7.7%)	(7,886)	(6.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$94,540	71.9%	$75,426	53.8%	$122,709	95.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2020.

Other Income

Other income was $1.7 million, $1.8 million and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Property losses
Non-catastrophe	$52,022	$67,944	(23.4%)	$67,944	$68,492	(0.8%)
Catastrophe	45,149	12,375	NM	12,375	54,905	(77.5%)
Property losses	97,171	80,319	21.0%	80,319	123,397	(34.9%)
Casualty losses	3,968	5,957	(33.4%)	5,957	7,198	(17.2%)
Total accident year losses	$101,139	$86,276	17.2%	$86,276	$130,595	(33.9%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020	2019	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	42.4%	52.5%	(10.1)	52.5%	58.2%	(5.7)
Catastrophe	36.8%	9.6%	27.2	9.6%	46.7%	(37.1)
Property loss ratio	79.2%	62.1%	17.1	62.1%	104.9%	(42.8)
Casualty loss ratio	44.8%	55.3%	(10.5)	55.3%	64.8%	(9.5)
Total accident year loss ratio	76.9%	61.5%	15.4	61.5%	101.4%	(39.9)

NM – not meaningful

The current accident year property non-catastrophe loss ratio for 2020 improved by 10.1 points compared to 2019.  The improvement in the loss ratio recognizes a lower claims frequency and severity compared to last year. The current accident year property non-catastrophe loss ratio for 2019 improved by 5.7 points compared to 2018.  The decrease in the loss ratio reflects a lower claims frequency compared to last year.

The current accident year property catastrophe loss ratio for 2020 increased by 27.2 points compared to 2019 due to a higher claims frequency and severity at twelve months of development.  The impact from Hurricanes Laura and Delta on the loss ratio was 18.8 points which were the two largest events impacting this segment.  The current accident year property catastrophe loss ratio for 2019 improved by 37.1 points compared to 2018 reflecting a lower claims frequency and severity for each accident quarter.

The current accident year casualty loss ratio for 2020 improved by 10.5 points compared to 2019.  The improvement reflects a lower claims frequency and severity compared to last year.  The current accident year casualty loss ratio for 2019 improved by 9.5 points compared to 2018. The improvement reflects a lower claims frequency and severity compared to last year.

The calendar year loss ratio for the years ended December 31, 2020, 2019, and 2018 includes a decrease of $6.6 million, or 5.0 percentage points, a decrease of $10.9 million, or 7.7 percentage points, and an decrease of $7.9 million, or 6.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.3 points from 41.9% for 2019 to 42.2% for 2020 primarily due to a reduction in net earned premiums as discussed above.

The expense ratio improved 1.4 points from 43.3% for 2018 to 41.9% for 2019 primarily due to an increase in net earned premiums as discussed above partially offset by an increase in commission expense.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

Farm, Ranch & Stable

The components of income from the Company’s Farm, Ranch & Stable segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019 (2)	Change	2019 (2)	2018 (2)	Change
Gross written premiums	$85,646	$87,745	(2.4%)	$87,745	$79,738	10.0%
Net written premiums	$74,163	$74,416	(0.3%)	$74,416	$70,217	6.0%
Net earned premiums	$76,166	$71,312	6.8%	$71,312	$69,248	3.0%
Other income	142	132	7.6%	132	156	(15.4%)
Total revenues	76,308	71,444	6.8%	71,444	69,404	2.9%
Losses and expenses:
Net losses and loss adjustment expenses	47,151	42,700	10.4%	42,700	41,180	3.7%
Acquisition costs and other underwriting expenses (1)	29,761	29,551	0.7%	29,551	29,801	(0.8%)
Underwriting loss	$(604)	$(807)	25.2%	$(807)	$(1,577)	48.8%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020	2019 (2)	Change	2019 (2)	2018 (2)	Change
Underwriting Ratios:
Loss ratio:
Current accident year	64.9%	67.6%	(2.7)	67.6%	66.3%	1.3
Prior accident year	(3.0%)	(7.8%)	4.8	(7.8%)	(6.9%)	(0.9)
Calendar year loss ratio	61.9%	59.8%	2.1	59.8%	59.4%	0.4
Expense ratio	39.1%	41.4%	(2.3)	41.4%	43.0%	(1.6)
Combined ratio	101.0%	101.2%	(0.2)	101.2%	102.4%	(1.2)

(1)

Includes excise tax related to cessions from the Company’s Farm, Ranch & Stable segment to its Reinsurance Operations of  $0.1 million for the year ended December 31, 2018. Due to the termination of the quota share agreement in 2018, there was no excise tax related to cessions from the Company’s Farm, Ranch & Stable segment to its Reinsurance Operations for the years ended December 31, 2020 and 2019.

(2)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio.  The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Farm, Ranch & Stable segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2020		2019		2018
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$22,854	41.0%	$29,892	58.7%	$21,996	44.3%
Effect of prior accident year	(2,112)	(3.8%)	(2,031)	(4.0%)	(2,072)	(4.2%)
Non catastrophe property losses and ratio (2)	$20,742	37.2%	$27,861	54.7%	$19,924	40.1%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$16,130	28.9%	$8,074	15.9%	$13,519	27.2%
Effect of prior accident year	89	0.2%	(1,855)	(3.6%)	791	1.6%
Catastrophe losses and ratio (2)	$16,219	29.1%	$6,219	12.3%	$14,310	28.8%
Total property losses and ratio excluding the effect of prior accident year (1)	$38,984	69.9%	$37,966	74.6%	$35,515	71.5%
Effect of prior accident year	(2,023)	(3.6%)	(3,886)	(7.6%)	(1,281)	(2.6%)
Total property losses and ratio (2)	$36,961	66.3%	$34,080	67.0%	$34,234	68.9%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$10,448	51.3%	$10,264	50.3%	$10,414	53.1%
Effect of prior accident year	(258)	(1.3%)	(1,644)	(8.1%)	(3,468)	(17.7%)
Total Casualty losses and ratio (2)	$10,190	50.0%	$8,620	42.2%	$6,946	35.4%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$49,432	64.9%	$48,230	67.6%	$45,929	66.3%
Effect of prior accident year	(2,281)	(3.0%)	(5,530)	(7.8%)	(4,749)	(6.9%)
Total net losses and loss adjustment expense and total loss ratio (2)	$47,151	61.9%	$42,700	59.8%	$41,180	59.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2020.

Other Income

Other income was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Property losses
Non-catastrophe	$22,854	$29,892	(23.5%)	$29,892	$21,996	35.9%
Catastrophe	16,130	8,074	99.8%	8,074	13,519	(40.3%)
Property losses	38,984	37,966	2.7%	37,966	35,515	6.9%
Casualty losses	10,448	10,264	1.8%	10,264	10,414	(1.4%)
Total accident year losses	$49,432	$48,230	2.5%	$48,230	$45,929	5.0%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020	2019	Change	2019	2018	Change
Current accident year loss ratio:
Property
Non-catastrophe	41.0%	58.7%	(17.7)	58.7%	44.3%	14.4
Catastrophe	28.9%	15.9%	13.0	15.9%	27.2%	(11.3)
Property loss ratio	69.9%	74.6%	(4.7)	74.6%	71.5%	3.1
Casualty loss ratio	51.3%	50.3%	1.0	50.3%	53.1%	(2.8)
Total accident year loss ratio	64.9%	67.6%	(2.7)	67.6%	66.3%	1.3

The current accident year property non-catastrophe loss ratio for 2020 improved by 17.7 points compared to 2019 reflecting a lower claims frequency and severity.  The current accident year property non-catastrophe loss ratio for 2019 increased by 14.4 points compared to 2018 reflecting a higher claims frequency and severity compared to last year.

The current accident year property catastrophe loss ratio for 2020 increased by 13.0 points compared to 2019 reflecting a reflecting a higher claims frequency and severity at twelve months of development.  The impact from the Midwest derecho on the loss ratio was 7.3 points which was the largest event impacting this segment.  The current accident year property catastrophe loss ratio for 2019 improved by 11.3 points compared to 2018 reflecting a lower claims frequency and severity compared to last year.

The current accident year casualty loss ratio for 2020 increased by 1.0 point compared to 2019. The increase in the loss ratio reflects a higher claims severity compared to last year.  The current accident year casualty loss ratio for 2019 improved by 2.8 points compared to 2018.  The decrease in the loss ratio reflects a lower claims severity compared to last year

The calendar year loss ratio for the years ended December 31, 2020, 2019, and 2018 includes a decrease of $2.3 million, or 3.0 percentage points, a decrease of $5.5 million, or 7.8 percentage points, and an decrease of $4.7 million, or 6.9 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 2.3 points from 41.4% for 2019 to 39.1% for 2020 primarily due to higher earned premiums.

The expense ratio improved 1.6 points from 43.0% for 2018 to 41.4% for 2019 primarily due to an increase in net earned premiums as discussed above as well as a decrease in commission expense.

COVID-19

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Farm, Ranch & Stable policies, or other conditions included in these policies that would otherwise preclude coverage.

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Farm, Ranch & Stable’s business, financial condition, and results of operation.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020 (1)	2019 (1)	Change	2019 (1)	2018 (1)	Change
Gross written premiums	$60,677	$88,281	(31.3%)	$88,281	$48,043	83.8%
Net written premiums	$60,677	$88,284	(31.3%)	$88,284	$48,033	83.8%
Net earned premiums	$74,365	$75,960	(2.1%)	$75,960	$51,402	47.8%
Other income (loss)	191	(136)	NM	(136)	(210)	35.2%
Total revenues	74,556	75,824	(1.7%)	75,824	51,192	48.1%
Losses and expenses:
Net losses and loss adjustment expenses	39,239	48,365	(18.9%)	48,365	56,260	(14.0%)
Acquisition costs and other underwriting expenses	25,640	23,609	8.6%	23,609	17,846	32.3%
Underwriting income (loss)	$9,677	$3,850	151.4%	$3,850	$(22,914)	(116.8%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2020 (1)	2019 (1)	Change	2019 (1)	2018 (1)	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	59.5%	61.1%	(1.6)	61.1%	126.8%	(65.7)
Prior accident year	(6.8%)	2.6%	(9.4)	2.6%	(17.3%)	19.9
Calendar year loss ratio (3)	52.7%	63.7%	(11.0)	63.7%	109.5%	(45.8)
Expense ratio	34.5%	31.1%	3.4	31.1%	34.7%	(3.6)
Combined ratio	87.2%	94.8%	(7.6)	94.8%	144.2%	(49.4)

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income (Loss)

Reinsurance Operations recognized other income of $0.2 million in 2020, other loss of $0.1 million in 2019, and other loss of $0.2 million in 2018.  Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2020 improved by 1.6 points compared to 2019.  The property and casualty treaties both performed better than 2019.  The current accident year loss ratio for 2019 improved by 65.7 points compared to 2018 primarily due to less catastrophes.

The calendar year loss ratio for the years ended December 31, 2020, 2019, and 2018 includes a decrease of $5.0 million, or 6.8 percentage points, an increase of $1.9 million or 2.6 percentage points, and a decrease of $8.9 million or 17.3 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio increased 3.4 points from 31.1% for 2019 to 34.5% for 2020.  The increase in the expense ratio is primarily due to an increase in commission expense resulting from a change in business mix.

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

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 4.2 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2020	2019	Change	2019	2018	Change
Gross investment income (1)	$31,487	$45,267	(30.4%)	$45,267	$49,178	(8.0%)
Investment expenses	(3,095)	(3,215)	(3.7%)	(3,215)	(2,836)	13.4%
Net investment income	$28,392	$42,052	(32.5%)	$42,052	$46,342	(9.3%)

(1)	Excludes realized gains and losses

Gross investment income for 2020 decreased by 30.4% and net investment income for 2020 decreased by 32.5% compared to 2019. The decrease was primarily due to decreased returns from alternative investments, a decrease in yield within the fixed maturities portfolio, and a decrease in dividend income related to equity securities. Gross investment income for 2019 decreased by 8.0% and net investment income for 2019 decreased by 9.3% compared to 2018.  The decrease was primarily due to decreased returns from alternative investments offset by an increase in dividend income related to equity securities.

At December 31, 2020, the Company held agency mortgage-backed securities with a market value of $250.6 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.8 years as of December 31, 2020, compared with 4.4 years as of December 31, 2019.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.4 years as of December 31, 2020, compared to 4.2 years as of December 31, 2019.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At December 31, 2020, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.3% compared with 3.0% at December 31, 2019.  The embedded book yield on the $61.2 million of taxable municipal bonds in the Company’s portfolio was 3.0% at December 31, 2020, compared to an embedded book yield of 3.1% on the Company’s taxable municipal bonds of $63.4 million at December 31, 2019.

At December 31, 2019, the Company held agency mortgage-backed securities with a market value of $181.5 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.4 years as of December 31, 2019, compared with 3.1 years as of December 31, 2018.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.2 years as of December 31, 2019 compared with 2.9 years as of December 31, 2018.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At December 31, 2019, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.0% compared with 3.1% at December 31, 2018.  The embedded book yield on the $63.8 million of municipal bonds in the Company’s portfolio, which includes $63.4 million of taxable municipal bonds, was 3.2% at December 31, 2019, compared to an embedded book yield of 3.2% on the Company’s municipal bond portfolio of $95.6 million at December 31, 2018.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Equity Securities	$(15,250)	$33,993	$(16,101)
Fixed maturities	23,604	7,956	(2,467)
Derivatives	(22,256)	(4,710)	2,117
Other than temporary impairment losses	(760)	(1,897)	(456)
Net realized investment gains (losses)	$(14,662)	$35,342	$(16,907)

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2020, 2019, and 2018.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $42.0 million, $18.9 million, and $29.8 million during the years ended December 31, 2020, 2019, and 2018, respectively.  The increase in 2020 as compared to 2019 is primarily due to incurring $10.0 million in advisory fees related to the redomestication as well as an increase in legal and professional fees due to the redomestication.  See Note 15 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the redomestication fee.  The reduction in 2019 as compared to 2018 is primarily due to incurring an advisory fee related to the Reorganization transaction of $12.5 million during 2018.

Interest Expense

Interest expense was $15.8 million, $20.0 million, and $19.7 million during the years ended December 31, 2020, 2019, and 2018, respectively.  The reduction in 2020 as compared to 2019 is primarily due to a reduction in the Fed Funds effective interest rate in March, 2020 as well as the redemption of the 2045 Notes and repayment of the margin borrowing facility in August, 2020. The increase in 2019 as compared to 2018 is primarily due to increased borrowings on the Margin Borrowing Facility.

See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax benefit was $8.1 million for the year ended December 31, 2020 compared with income tax expense of $11.7 million for the year ended December 31, 2019.  The increase in income tax benefit was primarily due to higher pre-tax loss for the Company’s U.S. subsidiaries for 2020 as compared to 2019 and the change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States at a 21% tax rate.  The income tax expense was $11.7 million for the year ended December 31, 2019 compared with income tax benefit of $19.2 million for the year ended December 31, 2018.  The increase in the income tax expense is primarily due to an increase in pretax income in the U.S.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $21.0 million, net income of $70.0 million, and a net loss of $56.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity Group, LLC is a holding company.  Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company.

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, dividend payments to shareholders, and share repurchases.  In order to meet their short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make dividend / distribution payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

GBLI Holdings, LLC is a holding company which is a wholly-owned subsidiary of Penn-Patriot Insurance Company.  GBLI Holdings, LLC’s principal asset is its ownership of the shares of its direct and indirect subsidiaries which include United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and American Reliable Insurance Company. GBLI Holdings, LLC is dependent on dividends from its subsidiaries to meet its debt obligations as well as corporate expense obligations.

The future liquidity of both Global Indemnity and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company within the Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation—Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

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

In 2020, the U.S. insurance companies did not declare or pay a dividend.  See Note 20 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2021.

Global Indemnity Reinsurance was prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  In June, 2020, the Board of Directors of Global Indemnity Reinsurance declared and paid a dividend of $226 million to its parent company, Global Indemnity Limited.  On August 26, 2020, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company.

Surplus Levels

Global Indemnity’s insurance companies are required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis.  Policyholders' surplus is calculated by subtracting total liabilities from total assets.  The NAIC has risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer's assets and liabilities and mix of net written premiums.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action.  Based on the standards currently adopted, the policyholders’ surplus of each of the insurance companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the dividend / distribution policy, funds may also be used in the future to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by (used for) operations is generally influenced by the following:

•	the fact that the Company collect premiums, net of commission, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and

•	the timing of the Company’s loss payments.

Net cash provided by operating activities in 2020, 2019, and 2018 was $32.7 million, $32.4 million and $42.1 million, respectively.

In 2020, the increase in operating cash flows of approximately $0.3 million from the prior year was primarily a net result of the following items:

	2020	2019	Change
Net premiums collected	$552,692	$531,637	$21,055
Net losses paid	(308,341)	(298,788)	(9,553)
Underwriting and corporate expenses	(241,906)	(229,645)	(12,261)
Net investment income	36,002	48,964	(12,962)
Net federal income taxes recovered (paid)	10,825	(81)	10,906
Recovery of loss indemnification	—	—	—
Interest paid	(16,602)	(19,711)	3,109
Net cash provided by operating activities	$32,670	$32,376	$294

In 2019, the decrease in operating cash flows of approximately $9.7 million from the prior year was primarily a net result of the following items:

	2019	2018	Change
Net premiums collected	$531,637	$476,885	$54,752
Net losses paid	(298,788)	(298,616)	(172)
Underwriting and corporate expenses	(229,645)	(218,429)	(11,216)
Net investment income	48,964	57,430	(8,466)
Net federal income taxes paid	(81)	(859)	778
Recovery of loss indemnification (1)	—	45,045	(45,045)
Interest paid	(19,711)	(19,387)	(324)
Net cash provided by operating activities	$32,376	$42,069	$(9,693)

(1)

Excludes a $3.5 million payment related to a purchase price adjustment for American Reliable in 2018.  This payment is included in the net cash used in investing activities on the Company’s Consolidated Statement of Cash Flows in 2018.  The recovery on loss indemnification, net of the purchase price adjustment, is $41.5 million in 2018.  For additional information on the loss indemnification, please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

As of December 31, 2020, the Company also had future funding commitments of $31.2 million related to investments.  The timing of commitments related to investments is uncertain.

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

COVID-19

The Company’s liquidity could be negatively impacted by the cancellation, delays, or non-payment of premiums related to the ongoing COVID-19 pandemic.  There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage which would negatively impact liquidity.  In addition, the liquidity of the Company’s investment portfolio could be negatively impacted by disruption experienced in global financial markets.  Management is taking actions it considers prudent to minimize the impact on the Company’s liquidity. However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company is regularly evaluating the impact of COVID-19 on its liquidity.

Dividends / Distributions

Global Indemnity has adopted a dividend / distribution program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly distribution, Global Indemnity Group, LLC currently anticipates a distribution rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2020, there are currently 14,397,088 shares issued and outstanding.

During 2020, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020 and approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on September 25, 2020 and December 24, 2020.  Dividends / distributions paid were $14.3 million during the year ended December 31, 2020.   In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholders during the year ended December 31, 2020.

During 2019, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, September 26, 2019, and December 24, 2019.  Dividends paid were $14.2 million during the year ended December 31, 2019.

Redemption of Debt

In August 2020, GBLI Holdings and Global Indemnity Limited redeemed the entire outstanding $100 million aggregate principal amount of the 7.75% Subordinated Notes due 2045.

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

Global Indemnity Reinsurance is an unauthorized reinsurer.  As a result, any losses and unearned premiums that were ceded to Global Indemnity Reinsurance by the U.S. insurance companies prior to the termination of the quota share arrangement must be collateralized.  To satisfy this requirement, Global Indemnity Reinsurance has set up custodial trust accounts on behalf of the U.S. insurance companies.  These custodial trust accounts were terminated in 2020 due to the 2018 termination of the quota share arrangement.

Global Indemnity Reinsurance also has established trust accounts to collateralize exposure it has to certain third party ceding companies. As a result of the redomestication, Penn-Patriot Insurance Company now holds these trust accounts.  The Company invests the funds in securities that have durations that closely match the expected duration of the liabilities assumed.  The Company believes that Penn-Patriot Insurance Company will have sufficient liquidity to pay claims prospectively.

Global Indemnity’s U.S. insurance companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies.

Capital Resources

In connection with the Company’s redomestication to the United States, actions were taken to simplify the Company’s organizational structure.  Various intercompany capital contributions and distributions took place between many of the Company’s subsidiaries.  Several of the Company’s subsidiaries merged into new or existing companies.  This included, but was not limited to, the merger of Global Indemnity Reinsurance into Penn-Patriot Insurance Company (“Penn-Patriot”) with Penn-Patriot surviving as well as the amalgamation of Global Indemnity Limited with a newly formed company, New Cayco. The surviving company, New Cayco, then merged into Global Indemnity Group, LLC, a newly formed parent company, with Global Indemnity Group, LLC surviving as the ultimate parent company of the Global Indemnity group of companies.  In addition, $541.4 million of intercompany debt between Global Indemnity Limited and Global Indemnity Reinsurance was cancelled.  Through a series of transactions, the Company also settled $402.3 million of notes between Global Indemnity Holdings (U.K.) Limited and Global Indemnity Financial (U.K.) Limited in 2020.  The cancellation and settlement of these debt arrangements had no impact to the consolidated results of the Company.

Intercompany Loan

On June 16, 2020, GBLI Holdings, LLC entered into a loan agreement with Global Indemnity Reinsurance.  Under the terms of the loan agreement, GBLI Holdings, LLC agreed to lend $40.0 million to Global Indemnity Reinsurance by transferring cash and / or securities to Global Indemnity Reinsurance.  This loan bore interest at a rate of 0.18% and was due on June 16, 2023.  This loan was fully repaid at December 31, 2020.

On August 28, 2020, Global Indemnity Investments, Inc. entered into a promissory note with Global Indemnity Group, LLC for the principal amount of $11.3 million.  This note was issued in conjunction with Global Indemnity Investment Inc.’s purchase of limited liability partnership interests from Global Indemnity Group, LLC.  The note bears interest at a rate of 1.47% and is due on August 28, 2030.  The outstanding balance on the note was $11.3 million at December 31, 2020.

Intercompany Dividends

In June, 2020, Global Indemnity Reinsurance declared and paid a dividend of $226.0 million to its parent, Global Indemnity Limited.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidating financial statements.

Margin Borrowing Facility

As of December 31, 2020, the Company had available a margin borrowing facility.  The Company did not have any amounts outstanding on the margin borrowing facility as of December 31, 2020. The amount outstanding on the Company’s margin borrowing facility was $73.6 million as of December 31, 2019.  The borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 0.8% and 1.9% at December 31, 2020 and 2019, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at December 31, 2020.  Approximately $88.2 million in securities were deposited as collateral to support borrowings as of December 31, 2019. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $73.6 million as of December 31, 2019.

Derivative Instruments

The Company entered into derivative instruments related to interest rate swaps.  Due to fluctuations in interest rates, the Company paid $20.5 million and $7.7 million in connection with these derivative instruments for the years ended December 31, 2020 and 2019, respectively.

Co-obligor Financial Information

The Company is providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to the Company’s 7.875% Subordinated Notes due in 2047 (“2047 Notes”). See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the 2047 Notes, the supplemental indenture whereby Global Indemnity Group, LLC assumes the obligation under the 2047 Notes, and the co-obligor transaction whereby GBLI Holdings, LLC becomes a co-obligor on the 2047 Notes.

The following tables present summarized financial information for Global Indemnity Group, LLC (Parent co-obligor) and GBLI Holdings, LLC (Subsidiary co-obligor) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Subsidiary Co-obligors

The following table presents the summarized balance sheet information as of December 31, 2020.

(Dollars in thousands)
Intercompany note receivable	$11,283
Intercompany receivables	57
Investments	250,863
Total assets	871,225
Intercompany payables	5,515
Total liabilities	152,908

The following table presents the summarized statement of operations information for the year ended December 31, 2020.

(Dollars in thousands)
Total revenue	$(36,456)
Intercompany interest income	754
Intercompany interest expense	—
Income (loss) before income taxes	(40,532)
Net income (loss)	(29,320)

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations.  As of December 31, 2020, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$25,773	$2,883	$5,546	$5,687	$11,657
Commitments to fund limited liability investments (2)	31,214	31,214	—	—	—
Subordinated notes due 2047 (3)	401,294	10,238	20,475	20,475	350,106
Unpaid losses and loss adjustment expenses obligations (4)	662,811	283,683	220,716	89,480	68,932
Total	$1,121,092	$328,018	$246,737	$115,642	$430,695

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)

Represents future funding commitment of the Company’s participation in three separate limited partnership investments.  See Note 16 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on these commitments.

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

Interest Rate Risk

The Company’s primary market risk exposure is to changes in interest rates.  The Company’s fixed income investments are exposed to interest rate risk.  Fluctuations in interest rates have a direct impact on the market valuation of these securities.  As interest rates rise, the market value of the Company’s fixed income investments fall, and the converse is also true.  The Company seeks to manage interest rate risk through an active portfolio management strategy that involves the selection, by the Company’s managers, of investments with appropriate characteristics, such as duration, yield, currency, and liquidity that are tailored to the anticipated cash outflow characteristics of the Company’s liabilities.  The Company’s strategy for managing interest rate risk also includes maintaining a high quality bond portfolio with a relatively short duration to reduce the effect of interest rate changes on book value.  A significant portion of the Company’s investment portfolio matures each year, allowing for reinvestment at current market rates.  The Company also holds interest rate swaps that are inversely correlated with the fixed income portfolio which helps to partially mitigate and manage interest rate risk.

As of December 31, 2020, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value		%
(200)	$1,258,960	$67,774	5.7%
(100)	1,235,864	44,678	3.8%
No change	1,191,186	—	—
100	1,140,901	(50,285)	(4.2%)
200	1,090,777	(100,409)	(8.4%)

The Company’s interest rate swaps are also exposed to interest rate risk.  Fluctuations in interest rates have a direct impact on the market valuation of these financial instruments.  As interest rates decline, the market value of the Company’s interest rate swaps fall, and the converse is also true.  Since the Company has designated the interest rate swaps as non-hedge instruments, the changes in the fair value is recognized as net realized investment gains / losses in the consolidated statements of operations.  Therefore, changes in interest rates will have a direct impact to the Company’s results of operations.  In addition, on a daily basis, a margin requirement is calculated.  If interest rates decline, the Company is required to pay a margin call equal to the change in the fair market value of the interest rate swap.  When interest rates rise, the counterparty is required to pay to the Company a margin call equal to the change in fair market value of the interest rate swaps.

As of December 31, 2020, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statements of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)
Basis Point Change	Market Value	Change in Market Value and Impact to Consolidated Statements of Operations
(200)	$(29,242)	$(12,812)
(100)	(22,717)	(6,287)
No change	(16,430)	—
100	(10,373)	6,057
200	(4,537)	11,893

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2020, the Company had approximately $49.5 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2020, approximately $34.1 million of those investments have been rated BBB- to AAA by Standard & Poor’s and $15.4 million were rated below investment grade. As of December 31, 2019, the Company had approximately $41.3 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2019, approximately $31.1 million of those investments have been rated BBB- to AAA by Standard & Poor’s and $10.2 million were rated below investment grade. There was no credit loss recorded on these investments during the years ended December 31, 2020 or 2019.

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

Equity Price Risk

Starting in December 2020, the strategy for the Company’s equity portfolio was to invest in companies with stable dividends.  The strategy also generates long-term capital appreciation through a combination of market upside participation and downside protection.  At December 31, 2020, the Company’s investment related to this strategy totaled $60.4 million and consisted of common stocks.

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

The Company attempts to mitigate its unsystemic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market.  At year end, no security represented more than 2.4% of the market value of the equity portfolio.  The Company continues to have systemic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2020, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices.  The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
(20%)	$48,303	(1.7%)
(10%)	54,341	(0.8%)
No change	60,379	—
10%	66,417	0.8%
20%	72,455	1.7%

Foreign Currency Exchange Risk

The Company has foreign currency exchange risk associated with a portion of the business previously written at Global Indemnity Reinsurance, as well as a small portion of expenses related to corporate overhead in its Ireland office.  The Company also maintains cash accounts in foreign currencies in order to pay expenses in foreign countries.  At period-end, the Company re-measures those non-U.S. currency financial assets to their current U.S. dollar equivalent.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY GROUP, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Group, LLC (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Unpaid Losses and Loss Adjustment Expenses
Description of the Matter

At December 31, 2020, the Company’s liability for unpaid losses and loss adjustment expenses was $663 million, of which a significant portion represents incurred but not reported reserves. As described in Note 3 of the consolidated financial statements, the liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. The difference between the estimated ultimate loss and loss adjustment expenses and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss and loss adjustment expenses, requiring the use of informed actuarially based estimates and management’s judgment. In particular, the Company’s long-tail reserve categories (such as general liability, construction defect and environmental exposures) are influenced by factors that are subject to significant variation over a long period of time or have high potential severities within the selection and weighting of actuarial methods and assumptions. Assumptions fundamental to the reserving process include claims frequency and severity as well as the review of historical payment and claim reporting patterns.

Auditing management’s best estimate of the liability for unpaid losses and loss adjustment expenses was complex and involved the use of our actuarial specialists due to the significant estimation uncertainty associated with evaluating management’s methods and assumptions in determining the Company’s recorded loss and loss adjustment reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the process for estimating loss and loss adjustment expense reserves. This included, among others, the review and approval processes management has in place for the methods and assumptions used in estimating the loss and loss adjustment expense reserves.

To test the Company’s estimate of loss and loss adjustment expense reserves, our audit procedures included among others, the assistance of our actuarial specialists to evaluate the assumptions used in the actuarial methods, by comparing the significant assumptions, including severity, frequency, payment patterns and expected loss ratios to the Company’s historical experience. In addition, we evaluated the selection and the weighting of actuarial methods used by management with those methods used in prior periods and those used in the industry. We developed a range of reasonable reserve estimates which included performing independent projections for a sample of lines of business and compared the range of reserve estimates to the Company’s recorded reserves. We also performed a review of historical results of the development of the loss and loss adjustment expense reserves related to prior years.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 12, 2021

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2020	December 31, 2019
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,149,009 and $1,231,568; net of allowance for expected credit losses of: 2020 - $0)	$1,191,186	$1,253,159
Equity securities, at fair value	98,990	263,104
Other invested assets	97,018	47,279
Total investments	1,387,194	1,563,542
Cash and cash equivalents	67,359	44,271
Premiums receivable, net of allowance for expected credit losses of $2,900 at December 31, 2020	109,431	118,035
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at December 31, 2020	88,708	83,938
Funds held by ceding insurers	45,480	48,580
Federal income taxes receivable	—	10,989
Deferred federal income taxes	34,265	31,077
Deferred acquisition costs	65,195	70,677
Intangible assets	20,962	21,491
Goodwill	6,521	6,521
Prepaid reinsurance premiums	12,881	16,716
Other assets	66,912	60,048
Total assets	$1,904,908	$2,075,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$662,811	$630,181
Unearned premiums	291,495	314,861
Ceded balances payable	8,943	20,404
Payable for securities purchased	4,667	850
Contingent commissions	10,832	11,928
Debt	126,288	296,640
Other liabilities	81,548	74,212
Total liabilities	1,186,584	1,349,076
Commitments and contingencies (Note 16)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 0 shares, respectively, liquidation preference: $1,000 per share and $0, respectively	4,000	—
Common shares, par value: no par at December 31, 2020 and $0.0001 at December 31, 2019, 900,000,000 common shares authorized; class A common shares issued: 10,263,722 and 10,282,277 respectively; class A common shares outstanding: 10,263,722 and 10,167,056, respectively; class B common shares issued and outstanding: 4,133,366 and 4,133,366, respectively	—	2
Additional paid-in capital	445,051	442,403
Accumulated other comprehensive income, net of taxes	34,308	17,609
Retained earnings	234,965	270,768
Class A common shares in treasury, at cost: 0 and 115,221 shares, respectively	—	(3,973)
Total shareholders’ equity	718,324	726,809
Total liabilities and shareholders’ equity	$1,904,908	$2,075,885

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Gross written premiums	$606,603	$636,861	$547,897
Net written premiums	$548,167	$562,089	$472,547
Net earned premiums	$567,699	$525,262	$467,775
Net investment income	28,392	42,052	46,342
Net realized investment gains (losses)	(14,662)	35,342	(16,907)
Other income	2,118	1,816	1,728
Total revenues	583,547	604,472	498,938
Losses and Expenses:
Net losses and loss adjustment expenses	336,201	275,402	334,625
Acquisition costs and other underwriting expenses	215,607	208,403	190,778
Corporate and other operating expenses	41,998	18,888	29,766
Interest expense	15,792	20,022	19,694
Loss on extinguishment of debt	3,060	—	—
Income (loss) before income taxes	(29,111)	81,757	(75,925)
Income tax expense (benefit)	(8,105)	11,742	(19,229)
Net income (loss)	(21,006)	70,015	(56,696)
Less: preferred stock distributions	152	—	—
Net income (loss) available to common shareholders	$(21,158)	$70,015	$(56,696)
Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(1.48)	$4.93	$(4.02)
Diluted	$(1.48)	$4.88	$(4.02)
Weighted-average number of shares outstanding
Basic	14,291,265	14,191,756	14,088,883
Diluted	14,291,265	14,334,706	14,088,883
Cash dividends/distributions declared per common share	$1.00	$1.00	$1.00

(1)	For the years ended December 31, 2020 and 2018, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(21,006)	$70,015	$(56,696)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	33,334	43,980	(20,748)
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	—	(5)	(3)
Reclassification adjustment for gains included in net income (loss)	(17,794)	(5,437)	2,450
Unrealized foreign currency translation gains (losses)	1,159	302	(1,885)
Other comprehensive income (loss), net of tax	16,699	38,840	(20,186)
Comprehensive income (loss), net of tax	$(4,307)	$108,855	$(76,882)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2020	2019	2018
Number of Series A Cumulative Fixed Rate Preferred Shares
Preferred shares issued	4,000	—	—
Number at end of period	4,000	—	—
Number of class A common shares issued:
Number at beginning of period	10,282,277	10,171,954	10,102,927
Common shares issued / (forfeited) under share incentive plans	(6,576)	43,404	37,381
Common shares issued to directors	108,521	66,919	31,646
Reduction in treasury shares due to redomestication	(120,500)	—	—
Number at end of period	10,263,722	10,282,277	10,171,954
Number of class B common shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares:
Preferred shares issued	$4,000	$—	$—
Balance at end of period	$4,000	$—	$—
Par value of class A common shares:
Balance at beginning of period	$1	$1	$1
Reduction in par due to redomestication	(1)	—	—
Balance at end of period	$—	$1	$1
Par value of class B common shares:
Balance at beginning of period	$1	$1	$1
Reduction in par due to redomestication	(1)	—	—
Balance at end of period	$—	$1	$1
Additional paid-in capital:
Balance at beginning of period	$442,403	$438,182	$434,730
Reduction in treasury shares due to redomestication	(4,126)	—	—
Share compensation plans	6,774	4,221	3,452
Balance at end of period	$445,051	$442,403	$438,182
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$17,609	$(21,231)	$8,983
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	15,540	38,543	(18,298)
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	—	(5)	(3)
Unrealized foreign currency translation gains (losses)	1,159	302	(1,885)
Other comprehensive income (loss)	16,699	38,840	(20,186)
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	(10,028)
Balance at end of period	$34,308	$17,609	$(21,231)
Retained earnings:
Balance at beginning of period	$270,768	$215,132	$275,838
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	(5)	10,198
Net income (loss)	(21,006)	70,015	(56,696)
Preferred share distributions	(152)	—	—
Dividends / distributions to shareholders	(14,645)	(14,374)	(14,208)
Balance at end of period	$234,965	$270,768	$215,132
Number of treasury shares:
Number at beginning of period	115,221	76,642	29,551
Class A common shares purchased	5,120	27,028	45,233
Retirement of treasury shares	159	11,551	1,858
Reduction in treasury shares due to redomestication	(120,500)	—	—
Number at end of period	—	115,221	76,642
Treasury shares, at cost:
Balance at beginning of period	$(3,973)	$(3,026)	$(1,159)
Class A common shares purchased, at cost	(153)	(947)	(1,813)
Reduction in treasury shares due to redomestication	4,126	—	—
Retirement of shares	—	—	(54)
Balance at end of period	$—	$(3,973)	$(3,026)
Total shareholders’ equity	$718,324	$726,809	$629,059

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(21,006)	$70,015	$(56,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	7,027	7,103	7,019
Amortization of debt issuance costs	217	264	264
Restricted stock and stock option expense	6,774	4,221	3,452
Deferred federal income taxes	(8,268)	11,783	(19,554)
Amortization of bond premium and discount, net	6,957	4,887	5,925
Net realized investment (gains) losses	14,662	(35,342)	16,907
Loss on extinguishment of debt	3,060	—	—
Loss from equity method investments, net of distributions	6,346	—	—
Changes in:
Premiums receivable, net	8,604	(30,356)	(3,293)
Reinsurance receivables, net	(4,770)	30,480	(9,358)
Funds held by ceding insurers	4,294	928	(5,791)
Unpaid losses and loss adjustment expenses	32,630	(49,850)	45,367
Unearned premiums	(23,366)	32,949	(3,485)
Ceded balances payable	(11,461)	5,410	4,143
Other assets and liabilities	(8,240)	(16,162)	46,823
Contingent commissions	(1,096)	1,292	2,652
Federal income tax receivable/payable	10,989	(123)	(534)
Deferred acquisition costs	5,482	(9,001)	(29)
Prepaid reinsurance premiums	3,835	3,878	8,257
Net cash provided by operating activities	32,670	32,376	42,069
Cash flows from investing activities:
Proceeds from sale of fixed maturities	791,554	977,321	293,348
Proceeds from sale of equity securities	604,772	260,891	35,639
Proceeds from maturity of fixed maturities	119,326	180,546	55,182
Proceeds from other invested assets	4,211	16,757	43,377
Amounts received (paid) in connection with derivatives	(20,456)	(7,654)	4,392
Purchases of fixed maturities	(808,618)	(1,129,567)	(370,536)
Purchases of equity securities	(455,907)	(365,255)	(36,258)
Purchases of other invested assets	(60,297)	(13,283)	(16,309)
Acquisition of business	—	—	(3,515)
Net cash provided by (used for) investing activities	174,585	(80,244)	5,320
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	(73,629)	7,811	(6,412)
Dividends paid to common shareholders	(14,252)	(14,222)	(14,027)
Distributions paid to preferred shareholders	(133)	—	—
Issuance of series A cumulative fixed rate preferred shares	4,000	—	—
Purchases of class A common shares	(153)	(947)	(1,867)
Redemption of subordinated notes	(100,000)	—	—
Net cash used for financing activities	(184,167)	(7,358)	(22,306)
Net change in cash and cash equivalents	23,088	(55,226)	25,083
Cash and cash equivalents at beginning of period	44,271	99,497	74,414
Cash and cash equivalents at end of period	$67,359	$44,271	$99,497

See accompanying notes to consolidated financial statements.

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity”), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020.  This transaction resulted in the redomestication of the Company and its Bermuda subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”), to the United States.  Global Indemnity Group, LLC’s class A common shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 below for additional information regarding the redomestication.

During the first quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch & Stable. This is the result of changing how Specialty Property and Farm, Ranch & Stable are managed and reported. Specialty Property is managed out of the Company’s Scottsdale, Arizona office; whereas, Farm, Ranch & Stable is managed out of the Company’s Omaha, Nebraska office. In the past, Farm, Ranch & Stable reported to the Scottsdale, Arizona office and now it reports directly to the Company’s main headquarters in Bala Cynwyd, Pennsylvania. Results for Specialty Property and Farm, Ranch & Stable are separately measured, resources are separately allocated to each of these lines, and employees in each line are now being rewarded based on each line’s separate results. Accordingly, the Company now reports Specialty Property and Farm, Ranch & Stable as two separate reportable segments. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the year ended December 31, 2018 have been revised to reflect these changes. See Note 21 for additional information regarding segments.

The Company manages its business through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3)Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority.  The Company’s Farm, Ranch & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority.  Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  The Commercial Specialty, Specialty Property, and Farm, Ranch & Stable segments comprise the Company’s Insurance Operations (“Insurance Operations”).   The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. Prior to the redomestication transactions, the Company’s Reinsurance Operations consisted solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance.  As part of the redomestication transactions, Global Indemnity Reinsurance was merged with and into Penn-Patriot Insurance Company ("Penn-Patriot"), with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance's business by the Global Indemnity group of companies’ existing U.S. insurance company subsidiaries.

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

The consolidated financial statements include the accounts of Global Indemnity and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Redomestication

At 12:01 a.m., Eastern Time, on August 28, 2020 (the "Effective Time"), Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, completed a scheme of arrangement and amalgamation under Sections 86 and 87 of the Cayman Islands Companies Law (2020 Revision) (the "Scheme of Arrangement") that effected certain transactions (the "Redomestication") that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of Global Indemnity Group, LLC.

As a result, any references to class A common shares or class B common shares after the Effective Time refer to Global Indemnity Group, LLC class A common shares or class B common shares and any references to class A common shares or class B common shares prior to the Effective Time refers to Global Indemnity Limited A ordinary shares or B ordinary shares.

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

Following completion of the Scheme of Arrangement, Global Indemnity Group, LLC survived as the ultimate parent company of the Global Indemnity group of companies. Additionally, as part of the Redomestication transactions, Global Indemnity Reinsurance Company was merged with and into Penn-Patriot, with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance’s business by the Global Indemnity group of companies’ existing U.S. insurance company subsidiaries (the "GI Bermuda Transaction" and, together with the Redomestication and the other transactions described in Global Indemnity Limited's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 23, 2020 (the "Redomestication Proxy Statement"), the "Transactions").

Prior to the Redomestication, the Global Indemnity Limited A ordinary shares were listed on the NASDAQ Global Select Market ("Nasdaq") under the symbol "GBLI" and registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At the Effective Time, Global Indemnity Group, LLC’s class A common shares were deemed to be registered under Section 12(b) of the Exchange Act pursuant to Rule 12g-3(a) under the Exchange Act. The issuance of the class A common shares by Global Indemnity Group, LLC in the Redomestication was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 3(a)(10) of the Securities Act. The Company’s class A common shares began trading on Nasdaq under the symbol "GBLI," the same symbol under which the Global Indemnity Limited ordinary shares previously traded, at the commencement of trading on Nasdaq on August 28, 2020.

On August 27, 2020, Global Indemnity Group, LLC issued 4,000 series A cumulative fixed rate preferred interests.  Following the Effective Time, all of the issued and outstanding series A fixed rate preferred interests were unaffected by the Scheme of Arrangement.  See Note 14 for additional information regarding the issuance of these preferred interests.  The issuance of series A preferred interests was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The series A preferred interests are not convertible into or exchangeable for any other securities or property of Global Indemnity Group, LLC.

3.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, which are classified as available for sale, and equity securities are carried at their fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair values of the Company's fixed maturities and equity securities are determined on the basis of quoted market prices where available.  If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value.  In many instances, these services examine the pricing of similar instruments to estimate fair value.  The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities.  In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures.  The difference between amortized cost and fair value of the Company’s fixed maturity portfolio, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income (loss) other than for the credit loss component of impairments and losses recognized as a result of the intent to sell.  Equity securities are measured at fair value with the changes in fair value recognized in net income (loss).

For investments in limited partnerships and limited liability companies where the ownership interest is less than 3%, the Company carries these investments at fair value, and the change in the difference between cost and the fair value of these interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders' equity and, accordingly, has no effect on net income (loss).  The Company uses the equity method to account for investments in limited partnerships and limited liability companies where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership and limited liability company requires that its cost basis be updated to account for the income or loss earned on the investment. The income or loss associated with the limited partnerships and limited liability companies is reflected in the consolidated statements of operations, and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $97.0 million and $47.3 million as of December 31, 2020 and 2019, respectively.  These amounts relate to investments in limited partnerships and limited liability companies whose carrying value approximates fair value.

Net realized gains and losses on investments are determined based on the first-in, first-out method.

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of expected credit losses on financial instruments.  For available for sale debt securities, credit losses are still measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired security and allows for the reversal of credit losses in the current period net income (loss).  Any impairments related to factors other than credit losses and the intent to sell continue to be recorded through other comprehensive income, net of taxes.

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each available for sale debt security in an unrealized loss position to assess whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors.  In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded.  Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense.  Any impairments related to factors other than credit losses and the intent to sell are recorded through other comprehensive income, net of taxes.

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery.  If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings.  That new amortized cost basis shall not be adjusted for subsequent recoveries in fair value.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.

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

The Company has variable interests in four VIEs for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

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

At December 31, 2020 and 2019, the Company had approximately $58.0 million and $35.8 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivable

The Company evaluates the collectability of premium receivable based on a combination of factors.  In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for expected credit losses against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible.  For all remaining balances, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors. The allowance for expected credit losses was $2.9 million and $2.8 million as of December 31, 2020 and 2019, respectively.

Goodwill and Intangible Assets

The Company tests for impairment of goodwill at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance.  Accounting guidance allows for the testing of goodwill for impairment using both qualitative and quantitative factors.  Impairment of goodwill is recognized only if the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. The amount of the impairment loss would be equal to the excess carrying value of the goodwill over the implied fair value of the reporting unit goodwill. Based on the qualitative assessment performed, there was no impairment of goodwill as of December 31, 2020.

Impairment of intangible assets with an indefinite useful life is tested at least annually and more frequently as circumstances warrant in accordance with applicable accounting guidance. Accounting guidance allows for the testing of indefinite lived intangible assets for impairment using both qualitative and quantitative factors.  Impairment of indefinite lived intangible assets is recognized only if the carrying amount of the intangible assets exceeds the fair value of said assets. The amount of the impairment loss would be equal to the excess carrying value of the assets over the fair value of said assets. Based on the qualitative assessment performed, there were no impairments of indefinite lived intangible assets as of December 31, 2020.

Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.  The carrying amounts of definite lived intangible assets are regularly reviewed for indicators of impairment in accordance with applicable accounting guidance. Impairment is recognized only if the carrying amount of the intangible asset is in excess of its undiscounted projected cash flows. The impairment is measured as the difference between the carrying amount and the estimated fair value of the asset.  As of December 31, 2020, there were no triggering events that occurred during the year that would result in an impairment of definite lived intangible assets.

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

The Company regularly reviews the collectability of reinsurance receivables.  An allowance for uncollectible reinsurance receivable is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made.  The allowance for expected credit losses was $9.0 million as of December 31, 2020 and 2019.

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

The amortization of deferred acquisition costs for the years ended December 31, 2020, 2019, and 2018 was $140.9 million, $132.3 million, and $118.0 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income.  This evaluation is done at a distribution and product line level in Insurance Operations and at a treaty level in Reinsurance Operations.  Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.  No premium deficiency reserve existed as of December 31, 2020 or 2019.

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

Retirement of Treasury Stock

Upon the formal retirement of treasury stock, Global Indemnity Group, LLC offsets the par value of the treasury stock that is being retired against common shares and reflects any excess of cost over par value as a deduction from Additional Paid-in Capital.

Share Redemptions

When shares are redeemed, Global Indemnity Group, LLC offsets the par value of the redeemed shares against common shares and reflects any excess of cost over par value as a deduction from Retained Earnings.

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

Earnings per Share

Basic earnings per share have been calculated by dividing net income (loss) available to common shareholders by the weighted-average common shares outstanding.  In periods of net income, diluted earnings per share have been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards.  In periods of net loss, diluted earnings per share is the same as basic earnings per share.  See Note 19 for details.

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business.  At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent.  The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period.  Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a gain of $0.1 million, a gain of $0.3 million, and a loss of $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Other Income

Other income is primarily comprised of fee income and foreign exchange gains and losses.
4.	Investments

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of expected credit losses on financial instruments.  For financial assets held at amortized cost basis, the new guidance requires a forward-looking methodology for in-scope financial assets that reflects expected credit losses and requires consideration of a broader range of information for credit loss estimates, including historical experience, current economic conditions and supportable forecasts that affect the collectability of the financial assets.  For available for sale debt securities, credit losses are still measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired security and allows for the reversal of credit losses in the current period net income (loss).  Any impairments related to factors other than credit losses or the intent to sell continue to be recorded through other comprehensive income, net of taxes.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $5.7 million and $7.0 million as of December 31, 2020 and 2019, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of December 31, 2020 and 2019:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Fixed maturities:
U.S. treasury and agency obligations	$195,444	$—	$3,125	$(1,089)	$197,480
Obligations of states and political subdivisions	58,140	—	3,170	(67)	61,243
Mortgage-backed securities	351,453	—	7,876	(551)	358,778
Asset-backed securities	116,349	—	1,890	(646)	117,593
Commercial mortgage-backed securities	105,509	—	6,094	(644)	110,959
Corporate bonds	223,387	—	17,703	(373)	240,717
Foreign corporate bonds	98,727	—	5,716	(27)	104,416
Total fixed maturities	$1,149,009	$—	$45,574	$(3,397)	$1,191,186

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019
Fixed maturities:
U.S. treasury and agency obligations	$153,906	$3,580	$(797)	$156,689
Obligations of states and political subdivisions	63,256	853	(271)	63,838
Mortgage-backed securities	325,448	3,177	(251)	328,374
Asset-backed securities	168,020	937	(420)	168,537
Commercial mortgage-backed securities	183,944	4,369	(209)	188,104
Corporate bonds	239,860	8,478	(79)	248,259
Foreign corporate bonds	97,134	2,247	(23)	99,358
Total fixed maturities	$1,231,568	$23,641	$(2,050)	$1,253,159

As of December 31, 2020 and 2019, the Company’s investments in equity securities consist of the following:

	December 31,
(Dollars in thousands)	2020	2019
Common stock	$60,379	$135,329
Preferred stock	11,683	11,656
Index funds that invest in fixed maturities	26,928	54,648
Index funds that invest in common stock	—	61,471
Total	$98,990	$263,104

As of December 31, 2020 and 2019, the Company held Fannie Mae mortgage pools that totaled as much as 3.9% and 4.2% of shareholders’ equity, respectively.  Excluding the Fannie Mae pools, U.S. treasuries, agency bonds, index funds, and limited liability companies and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2% and 3% of shareholders' equity at December 31, 2020 and 2019, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2020, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,055	$45,346
Due in one year through five years	204,299	214,737
Due in five years through ten years	238,966	250,462
Due in ten years through fifteen years	23,682	25,349
Due after fifteen years	63,696	67,962
Mortgage-backed securities	351,453	358,778
Asset-backed securities	116,349	117,593
Commercial mortgage-backed securities	105,509	110,959
Total	$1,149,009	$1,191,186

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2020.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 6.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$81,999	$(1,089)	$—	$—	$81,999	$(1,089)
Obligations of states and political subdivisions	2,588	(67)	—	—	2,588	(67)
Mortgage-backed securities	57,350	(551)	4	—	57,354	(551)
Asset-backed securities	22,268	(389)	13,354	(257)	35,622	(646)
Commercial mortgage-backed securities	10,294	(526)	1,154	(118)	11,448	(644)
Corporate bonds	7,783	(373)	—	—	7,783	(373)
Foreign corporate bonds	885	(27)	—	—	885	(27)
Total fixed maturities	$183,167	$(3,022)	$14,512	$(375)	$197,679	$(3,397)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2019.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 6.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasury and agency obligations	$35,633	$(797)	$—	$—	$35,633	$(797)
Obligations of states and political subdivisions	27,180	(271)	—	—	27,180	(271)
Mortgage-backed securities	93,579	(244)	902	(7)	94,481	(251)
Asset-backed securities	43,402	(167)	16,152	(253)	59,554	(420)
Commercial mortgage-backed securities	25,698	(196)	1,945	(13)	27,643	(209)
Corporate bonds	19,407	(79)	—	—	19,407	(79)
Foreign corporate bonds	4,822	(20)	2,035	(3)	6,857	(23)
Total fixed maturities	$249,721	$(1,774)	$21,034	$(276)	$270,755	$(2,050)

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2020 concluded the unrealized losses discussed above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery.  The impairment evaluation process is discussed in the “Investment” section of Note 3 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations – As of December 31, 2020, gross unrealized losses related to U.S. treasury and agency obligations were $1.089 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasury and agency obligations during the period.

Obligations of states and political subdivisions – As of December 31, 2020, gross unrealized losses related to obligations of states and political subdivisions were $0.067 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of December 31, 2020, gross unrealized losses related to mortgage-backed securities were $0.551 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of December 31, 2020, gross unrealized losses related to asset backed securities were $0.646 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 33.6.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2020, gross unrealized losses related to the CMBS portfolio were $0.644 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 39.5.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of December 31, 2020, gross unrealized losses related to corporate bonds were $0.373 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of December 31, 2020, gross unrealized losses related to foreign bonds were $0.027 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the years ended December 31, 2020, 2019 and 2018 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturities:
OTTI losses, gross	$—	$(1,897)	$(456)
Impairment related to intent to sell	(760)	—	—
Total	$(760)	$(1,897)	$(456)

The following table is an analysis of the credit losses recognized in earnings on fixed maturities held by the Company as of December 31, 2019 and 2018 for which a portion of the OTTI loss was recognized in other comprehensive income.

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$13	$13
Additions where no OTTI was previously recorded	—	—
Additions where an OTTI was previously recorded	—	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—	—
Reductions reflecting increases in expected cash flows to be collected	—	—
Reductions for securities sold during the period	(13)	—
Balance at end of period	$—	$13

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2020 and 2019 was as follows:

	December 31,
(Dollars in thousands)	2020	2019
Net unrealized gains (losses) from:
Fixed maturities	$42,177	$21,591
Foreign currency fluctuations	161	(1,032)
Deferred taxes	(8,030)	(2,950)
Accumulated other comprehensive income, net of tax	$34,308	$17,609

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income (loss) before reclassification, before tax	43,430	1,193	44,623
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(22,844)	—	(22,844)
Other comprehensive income (loss), before tax	20,586	1,193	21,779
Income tax benefit (expense)	(5,046)	(34)	(5,080)
Ending balance, net of tax	$34,181	$127	$34,308

Year Ended December 31, 2019 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$(19,897)	$(1,334)	$(21,231)
Other comprehensive income (loss) before reclassification, before tax	50,325	302	50,627
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(6,059)	—	(6,059)
Other comprehensive income (loss), before tax	44,266	302	44,568
Income tax benefit (expense)	(5,728)	—	(5,728)
Ending balance, net of tax	$18,641	$(1,032)	$17,609

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020 and 2019 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2020	2019
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(23,604)	$(7,956)
	Other than temporary impairment losses on investments	760	1,897
	Total before tax	(22,844)	(6,059)
	Income tax expense (benefit)	5,050	622
	Unrealized gains and losses on available for sale securities, net of tax	(17,794)	(5,437)
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(17,794)	$(5,437)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturities:
Gross realized gains	$28,381	$9,675	$354
Gross realized losses	(5,537)	(3,616)	(3,277)
Net realized gains (losses)	22,844	6,059	(2,923)
Equity Securities:
Gross realized gains	16,997	40,730	6,491
Gross realized losses	(32,247)	(6,737)	(22,592)
Net realized gains (losses)	(15,250)	33,993	(16,101)
Derivatives:
Gross realized gains	19,460	3,518	3,906
Gross realized losses	(41,716)	(8,228)	(1,789)
Net realized gains (losses) (1)	(22,256)	(4,710)	2,117
Total net realized investment gains (losses)	$(14,662)	$35,342	$(16,907)

(1)	Includes periodic net interest settlements related to the derivatives of $4.5 million, $1.2 million, and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net gains and (losses) recognized during the period on equity securities	$(15,250)	$33,993	$(16,101)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(103)	10,846	5,921
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(15,147)	$23,147	$(22,022)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturities	$791,554	$977,321	$293,348
Equity securities	604,772	260,891	35,639

Net Investment Income

The sources of net investment income for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fixed maturities	$31,987	$36,673	$37,085
Equity securities	4,944	7,006	4,037
Cash and cash equivalents	784	1,510	1,177
Other invested assets	(6,228)	78	6,879
Total investment income	31,487	45,267	49,178
Investment expense	(3,095)	(3,215)	(2,836)
Net investment income	$28,392	$42,052	$46,342

As of December 31, 2020 and 2019, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net investment income	$28,392	$42,052	$46,342
Net realized investment gains (losses)	(14,662)	35,342	(16,907)
Change in unrealized holding gains and losses	21,779	44,568	(22,853)
Net realized and unrealized investment returns	7,117	79,910	(39,760)
Total investment return	$35,509	$121,962	$6,582
Total investment return %	2.3%	7.8%	0.4%
Average investment portfolio	$1,528,425	$1,558,565	$1,522,805

Insurance Enhanced Asset-Backed and. Credit Securities

As of December 31, 2020, the Company held insurance enhanced bonds with a market value of approximately $37.3 million, which represented 2.6% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. The insurance enhanced bonds are comprised of $15.2 million of municipal bonds, $14.3 million of commercial mortgage-backed securities, and $7.8 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $37.3 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($3.1 million), Assured Guaranty Corporation ($9.9 million), Federal Home Loan Mortgage Corporation ($22.1 million), and Ambac Financial Group ($2.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2020.

Bonds Held on Deposit

Certain cash balances, cash equivalents, equity securities, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust pursuant to intercompany reinsurance agreements.  The fair values were as follows as of December 31, 2020 and 2019:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2020	December 31, 2019
On deposit with governmental authorities	$26,966	$26,431
Intercompany trusts held for the benefit of U.S. policyholders	—	179,116
Held in trust pursuant to third party requirements	100,234	133,122
Letter of credit held for third party requirements	3,970	1,458
Securities held as collateral	494	91,229
Total	$131,664	$431,356

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

The Company has variable interests in four VIE’s for which it is not the primary beneficiary. These investments are accounted for under the equity method of accounting as their ownership interest exceeds 3% of their respective investments.

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $10.8 million and $13.5 million as of December 31, 2020 and 2019, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $25.0 million and $27.7 million at December 31, 2020 and 2019, respectively. The carrying value of a second VIE that also invests in distressed securities and assets was $15.7 million and $24.0 million as of December 31, 2020 and 2019, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $32.7 million and $41.0 million at December 31, 2020 and 2019, respectively. The carrying value of a third VIE that invests in REIT qualifying assets was $10.5 million and $9.8 million as of December 31, 2020 and 2019, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $10.5 million and $10.3 million at December 31, 2020 and 2019, respectively. During the 4th quarter, the Company made a $60.0 million investment in a fourth VIE that invests in a broad portfolio of non-investment grade loans.  As of December 31, 2020, the carry value and maximum exposure to loss from this VIE were $60.0 million. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

5.	Derivative Instruments

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of December 31, 2020 and 2019:

(Dollars in thousands)		December 31, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$(16,430)	$200,000	$(10,275)
Futures contracts on bonds (1)	Other assets/liabilities	28,996	—	16,894	—
Futures contracts on equities (1)	Other assets/liabilities	—	—	57,816	—
Total (2)		$242,018	$(16,430)	$274,710	$(10,275)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position
(2)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2020, 2019, and 2018:

	Consolidated Statements of	Years Ended December 31,
(Dollars in thousands)	Operations Line	2020	2019	2018
Interest rate swap agreements	Net realized investment gains (losses)	$(10,691)	$(7,449)	$2,117
Futures contracts on bonds	Net realized investment gains (losses)	(2,576)	873	—
Futures contracts on equities	Net realized investment gains (losses)	(8,989)	1,866	—
		$(22,256)	$(4,710)	$2,117

As of December 31, 2020 and 2019, the Company is due $2.8 million and $3.0 million, respectively, for funds it needed to post to execute the swap transaction and $17.5 million and $12.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of December 31, 2020 and 2019, the Company posted initial margin of $0.5 million and $3.0 million, respectively, in securities for trading futures contracts and has a mark-to-market receivable of less than $0.1 million and $0.3 million, respectively, in connection with the futures contracts.  Variation margin is included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2020	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$197,480	$—	$—	$197,480
Obligations of states and political subdivisions	—	61,243	—	61,243
Mortgage-backed securities	—	358,778	—	358,778
Commercial mortgage-backed securities	—	110,959	—	110,959
Asset-backed securities	—	117,593	—	117,593
Corporate bonds	—	240,717	—	240,717
Foreign corporate bonds	—	104,416	—	104,416
Total fixed maturities	197,480	993,706	—	1,191,186
Equity securities	87,307	11,683	—	98,990
Total assets measured at fair value	$284,787	$1,005,389	$—	$1,290,176
Liabilities:
Derivative instruments	$—	$16,430	$—	$16,430
Total liabilities measured at fair value	$—	$16,430	$—	$16,430

As of December 31, 2019	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasury and agency obligations	$156,689	$—	$—	$156,689
Obligations of states and political subdivisions	—	63,838	—	63,838
Mortgage-backed securities	—	328,374	—	328,374
Commercial mortgage-backed securities	—	188,104	—	188,104
Asset-backed securities	—	168,537	—	168,537
Corporate bonds	—	248,259	—	248,259
Foreign corporate bonds	—	99,358	—	99,358
Total fixed maturities	156,689	1,096,470	—	1,253,159
Equity securities	251,448	11,656	—	263,104
Total assets measured at fair value	$408,137	$1,108,126	$—	$1,516,263
Liabilities:
Derivative instruments	$—	$10,275	$—	$10,275
Total liabilities measured at fair value	$—	$10,275	$—	$10,275

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

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2020 and 2019 was as follows:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Margin Borrowing Facility (1)	$—	$—	$73,629	$73,629
7.75% Subordinated Notes due 2045 (2)	—	—	96,864	100,264
7.875% Subordinated Notes due 2047 (3)	126,288	132,008	126,147	134,462
Total	$126,288	$132,008	$296,640	$308,355

(1)	The Margin Borrowing Facility was fully paid down in August 2020.
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

(3)	As of December 31, 2020 and 2019, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.7 million and $3.9 million, respectively.

The fair value of the margin borrowing facility approximates its carrying value due to the facility being due on demand.  The subordinated notes due 2045 and 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$10,808	$14,214	$13,530	$14,214
Distressed Debt Fund, LP (2)	15,721	17,000	23,966	17,000
Mortgage Debt Fund, LP (3)	10,489	—	9,783	506
Credit Fund, LLC (4)	60,000	—	—	—
Total	$97,018	$31,214	$47,279	$31,720

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

(4)

This limited liability company invests in a broad portfolio of non-investment grade loans, secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices.  The Company does have the ability to sell its interest by providing notice to the fund.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability companies and limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The investment income associated with these limited liability companies and limited partnerships, which is booked on a one quarter lag, is reflected in the consolidated statements of operations in the amounts of $(6.2) million, less than $0.1 million, and $6.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Pricing

The Company’s pricing vendors provide prices for all investment categories except for investments in limited liability companies and limited partnerships.  Two primary vendors are utilized to provide prices for equity and fixed maturity securities.

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

•

Data from commercial vendors is aggregated with market information, then converted into an option adjusted spread (“OAS”) matrix and prepayment model used for collateralized mortgage obligations (“CMO”). CMOs are categorized with mortgage-backed securities in the tables listed above.  For asset-backed securities, spread data is derived from trade prices, dealer quotations, and research reports.  For both asset classes, evaluations utilize standard inputs plus new issue data, and collateral performance.  The evaluated pricing models incorporate cash flows, broker quotes, market trades, historical prepayment speeds, and dealer projected speeds.

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

During 2020 and 2019, the Company has not adjusted quotes or prices obtained from the pricing vendors.

7.Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill, within the Specialty Property and Farm, Ranch & Stable segments, of $6.5 million as of December 31, 2020 and 2019.  The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.  Impairment testing performed in 2020 and 2019 did not result in impairment of the goodwill acquired.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2020:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	3,784	1,516
Agent relationships	10 years	900	535	365
Tradenames	7 years	600	519	81
		$25,800	$4,838	$20,962

The following table presents details of the Company’s intangible assets as of December 31, 2019:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	3,430	1,870
Agent relationships	10 years	900	444	456
Tradenames	7 years	600	435	165
		$25,800	$4,309	$21,491

Amortization related to the Company’s definite lived intangible assets was $0.5 million for each of the years ended December 31, 2020, 2019, and 2018.  The weighted average amortization period for total definite lived intangible assets was 13.6 years.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2021	$524
2022	443
2023	443
2024	443
2025	108

Intangible assets with indefinite lives

As of December 31, 2020 and 2019, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, were $19.0 million. Impairment testing performed in 2020 and 2019 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2020 and 2019, definite lived intangible assets, net of accumulated amortization, were $2.0 million and $2.5 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.  There was no impairment of these assets in 2020 or 2019.

8.	Allowance for Expected Credit Losses - Premiums Receivable and Reinsurance Receivables

The Company implemented new accounting guidance on January 1, 2020 related to the measurement of expected credit losses on financial instruments.  Please see Note 23 for further discussion on this new accounting guidance.

For premiums receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premiums receivable and reinsurance receivables for the year ended December 31, 2020:

	December 31, 2020
(Dollars in thousands)	Premiums Receivable	Reinsurance Receivables
Beginning balance	$2,754	$8,992
Current period provision for expected credit losses	1,050	—
Write-offs	(904)	—
Ending balance	$2,900	$8,992

9.	Reinsurance

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

The Company had the following reinsurance balances as of December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Reinsurance receivables, net	$88,708	$83,938
Collateral securing reinsurance receivables	(4,984)	(3,802)
Reinsurance receivables, net of collateral	$83,724	$80,136
Allowance for uncollectible reinsurance receivables	$8,992	$8,992
Prepaid reinsurance premiums	12,881	16,716

The reinsurance receivables above are net of a purchase accounting adjustment related to discounting acquired loss reserves to their present value and applying a risk margin to the discounted reserves.  This adjustment was $0.4 million at December 31, 2019. There was no adjustment at December 31, 2020.

As of December 31, 2020, the Company had one aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer.  Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	AM Best Ratings (As of December 31, 2020)
Munich Re America Corporation	$44,785	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2020:
Direct business	$554,617	$560,658
Reinsurance assumed	51,986	69,312
Reinsurance ceded (1)	(58,436)	(62,271)
Net premiums	$548,167	$567,699
For the year ended December 31, 2019:
Direct business	$548,618	$527,018
Reinsurance assumed	88,243	76,893
Reinsurance ceded (1)	(74,772)	(78,649)
Net premiums	$562,089	$525,262
For the year ended December 31, 2018:
Direct business	$495,129	$483,229
Reinsurance assumed	52,768	68,156
Reinsurance ceded (1)	(75,350)	(83,610)
Net premiums	$472,547	$467,775

(1)

Includes ceded written premiums of less than $0.1 million, ($0.3) million, and ($2.1) million and ceded earned premiums of $1.6 million, $2.3 million and $7.3 million to American Bankers Insurance Company for the years ended December 31, 2020, 2019, and 2018, respectively.

10.	Income Taxes

Effective August 28, 2020, Global Indemnity Group, LLC became a publicly traded partnership for U.S. federal income tax purposes.  Global Indemnity Group, LLC meets the qualifying income exception to maintain partnership status. As a publicly traded partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes. However, income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and certain foreign jurisdictions.

As of December 31, 2020, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 0% in the Cayman Islands, 19% in the United Kingdom and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the years ended December 31, 2020, 2019, and 2018 were as follows:

Year Ended December 31, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$46,654	$559,949	$—	$606,603
Net written premiums	$46,654	$501,513	$—	$548,167
Net earned premiums	$53,384	$514,315	$—	$567,699
Net investment income	17,186	20,348	(9,142)	28,392
Net realized investment losses	(3,867)	(10,795)	—	(14,662)
Other income	148	1,970	—	2,118
Total revenues	66,851	525,838	(9,142)	583,547
Losses and Expenses:
Net losses and loss adjustment expenses	12,874	323,327	—	336,201
Acquisition costs and other underwriting expenses	17,827	197,780	—	215,607
Corporate and other operating expenses	23,357	18,641	—	41,998
Interest expense	869	24,065	(9,142)	15,792
Loss on extinguishment of debt	3,060	—	—	3,060
Income (loss) before income taxes	$8,864	$(37,975)	$—	$(29,111)

Year Ended December 31, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$88,282	$548,579	$—	$636,861
Net written premiums	$88,285	$473,804	$—	$562,089
Net earned premiums	$75,961	$449,301	$—	$525,262
Net investment income	29,307	26,816	(14,071)	42,052
Net realized investment gains	3,121	32,221	—	35,342
Other income (loss)	(165)	1,981	—	1,816
Total revenues	108,224	510,319	(14,071)	604,472
Losses and Expenses:
Net losses and loss adjustment expenses	36,502	238,900	—	275,402
Acquisition costs and other underwriting expenses	23,610	184,793	—	208,403
Corporate and other operating expenses	7,462	11,426	—	18,888
Interest expense	1,409	32,684	(14,071)	20,022
Income before income taxes	$39,241	$42,516	$—	$81,757

Year Ended December 31, 2018 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$48,050	$499,847	$—	$547,897
Net written premiums	$48,041	$424,506	$—	$472,547
Net earned premiums	$135,826	$331,949	$—	$467,775
Net investment income	49,699	27,294	(30,651)	46,342
Net realized investment losses	(669)	(16,238)	—	(16,907)
Other income (losses)	(210)	1,938	—	1,728
Total revenues	184,646	344,943	(30,651)	498,938
Losses and Expenses:
Net losses and loss adjustment expenses	91,178	243,447	—	334,625
Acquisition costs and other underwriting expenses	57,487	133,291	—	190,778
Corporate and other operating expenses	12,234	17,532	—	29,766
Interest expense	7,108	43,237	(30,651)	19,694
Income (loss) before income taxes	$16,639	$(92,564)	$—	$(75,925)

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current income tax expense (benefit):
Foreign	$—	$(41)	$325
U.S. Federal	163	—	—
Total current income tax expense (benefit)	163	(41)	325
Deferred income tax expense (benefit):
U.S. Federal	(8,268)	11,783	(19,554)
Total deferred income tax expense (benefit)	(8,268)	11,783	(19,554)
Total income tax expense (benefit)	$(8,105)	$11,742	$(19,229)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$(7,975)	27.4%	$8,928	10.9%	$(19,112)	25.2%
Adjustments:
Tax exempt interest	(2)	—	(3)	—	(6)	—
Dividend exclusion	(202)	0.7	(284)	(0.3)	(279)	0.4
Non-deductible interest	1,773	(6.1)	2,714	3.3	356	(0.5)
Change in tax status	(1,704)	5.8	—	—	—	—
Parent income treated as partnership for tax	(533)	1.8	—	—	—	—
Other	538	(1.8)	387	0.5	(188)	0.2
Effective income tax expense (benefit)	$(8,105)	27.8%	$11,742	14.4%	$(19,229)	25.3%

The effective income tax benefit rate for 2020 was 27.8%, compared with an effective income tax expense rate of 14.4% and an effective income tax benefit rate of 25.3% for 2019 and 2018, respectively.  The increase in the effective income tax benefit for 2020 is primarily due to a pre-tax loss of the Company’s U.S. subsidiaries in 2020 as compared to pre-tax income in 2019.  In addition, the income tax benefit for 2020 was also impacted by a change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at a 0% tax rate to the United States at a 21% tax rate.  The increase in the effective income tax expense rate in 2019 compared to 2018 is due to higher pretax income in the U.S. in 2019.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2020 and 2019 are presented below:

(Dollars in thousands)	2020	2019
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$7,490	$3,681
Unearned premiums	11,703	10,234
Section 163(j) carryforward	5,580	9,023
Net operating loss carryforward	26,220	21,871
Partnership K1 basis differences	796	1,703
Loss on derivative instruments	3,450	2,158
Investment impairments	147	1
Stock options	1,546	1,352
Stat-to-GAAP reinsurance reserve	1,517	874
Depreciation and amortization	863	—
Other	1,860	1,840
Total deferred tax assets	61,172	52,737
Deferred tax liabilities:
Intangible assets	4,505	3,112
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	7,996	2,950
Unrealized gain on equity securities	182	3,438
Deferred acquisition costs	13,691	11,608
Depreciation and amortization	—	436
Other	533	116
Total deferred tax liabilities	26,907	21,660
Total net deferred tax assets	$34,265	$31,077

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States.  Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years.  As a result, the Company has not recorded a valuation allowance at December 31, 2020 and 2019.

The Company has a net operating loss (“NOL”) carryforward of $26.2 million as of December 31, 2020, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2019 was $21.9 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $5.6 million and $9.0 million as of December 31, 2020 and 2019, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2019.  Under the provisions of the CARES Act, the Company filed a request for a full refund in 2020.  The Company received $11.0 million of the AMT credit carryforward during the year ended December 31, 2020.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and certain foreign jurisdictions.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2017.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.  All tax benefits recognized by the Company in 2020, 2019, and 2018 have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense.  The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2020, 2019 and 2018.  As of December 31, 2020, the Company did not record any liabilities for tax-related interest and penalties on its consolidated balance sheets.
11.	Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance at beginning of period	$630,181	$680,031	$634,664
Less: Ceded reinsurance receivables	76,273	109,342	97,243
Net balance at beginning of period	553,908	570,689	537,421
Incurred losses and loss adjustment expenses related to:
Current year	367,739	308,211	363,423
Prior years	(31,538)	(32,809)	(28,798)
Total incurred losses and loss adjustment expenses	336,201	275,402	334,625
Paid losses and loss adjustment expenses related to:
Current year	183,109	146,128	173,545
Prior years	126,347	146,055	127,812
Total paid losses and loss adjustment expenses	309,456	292,183	301,357
Net balance at end of period	580,653	553,908	570,689
Plus: Ceded reinsurance receivables	82,158	76,273	109,342
Balance at end of period	$662,811	$630,181	$680,031

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2020, the Company reduced its prior accident year loss reserves by $31.5 million, which consisted of a $17.6 million decrease related to Commercial Specialty, a $6.6 million decrease related to Specialty Property, a $2.3 million decrease related to Farm, Ranch & Stable, and a $5.0 million decrease related to Reinsurance Operations.

The $17.6 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $20.4 million reduction in aggregate with $6.6 million of favorable development in the construction defect reserve category and $13.8 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category primarily recognizes lower than expected claims frequency and severity in the 2005 through 2009, 2012, 2015 and 2017 accident years, slightly offset by an increase in the 2016 accident year.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in the 2005 through 2015 accident years, partially offset by increases in the 2016 through 2019 accident years.

•

Professional Liability: A $1.8 million decrease mainly in the 2007 through 2010 and 2019 accident years recognizes lower than expected claims severity, partially offset by an increase in the 2006 accident year.

•	Commercial Auto Liability: A $1.0 million reduction primarily in the 2010 and 2012 through 2016 accident years recognizes lower than anticipated claims severity.
•

Property:  A $5.8 million increase primarily recognizes higher than expected claims severity mainly in the 2013 and 2015 through 2018 accident years, partially offset by a decrease in the 2014 accident year.  The bulk of the increase was in the 2018 accident year which reflects a higher estimated ultimate for Hurricane Michael. The increase in ultimate resulted from receiving additional information during the year for a Property Brokerage claim.

•	Workers Compensation: A $0.2 million decrease primarily in loss adjustment expense reserves in the 2012 accident year and accident years prior to 2005.

The $6.6 million reduction of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

Property:   A $4.5 million decrease reflects a decrease in the 2017 accident year catastrophe reserve categories for subrogation recoveries from the California wildfires and mainly recognizes lower than anticipated claims severity in the 2015 through 2018 accident years, partially offset by an increase in the 2019 accident year due to higher than expected claims severity.

•	General Liability: A $2.1 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2019 accident years.

The $2.3 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•

Property:  A $2.0 million decrease mainly reflects lower than anticipated claims severity in the 2016 through 2018 accident years and a reduction in the catastrophe reserve category in the 2017 accident year for subrogation recoveries from the California wildfires, partially offset by an increase in the 2019 accident year.

•

Liability:  A $0.3 million decrease primarily recognizes lower than expected claims severity mainly in the 2009 and 2015 through 2019 accident years, mostly offset by increases in the 2007 and 2013 accident years due to higher than anticipated claims severity.

The $5.0 million decrease in prior accident year loss reserves related to Reinsurance Operations were primarily based on a review of the experience reported from cedants.  There was a $2.9 million decrease in the property lines in the 2009 through 2018 accident years, partially offset by an increase in the 2019 accident year.  In addition, there was a reduction of $1.7 million in the professional lines in the 2014 and 2015 accident years and a reduction of $0.4 million in the liability & workers compensation lines in the 2009 through 2012 accident years.

During 2019, the Company reduced its prior accident year loss reserves by $32.8 million, which consisted of a $18.4 million decrease related to Commercial Specialty, $10.8 million decrease related to Specialty Property, $5.5 million decrease related to Farm, Ranch & Stable, and a $1.9 million increase related to Reinsurance Operations.

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

The $5.5 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•

Property:  A $3.9 million decrease in aggregate in the 2015 through 2018 accident years primarily reflects lower than expected claims severity.  Also, there were ceded recoveries from a second accident quarter catastrophe in the 2018 accident year leading to favorable development in that year.

•

Liability:  A $1.6 million decrease primarily in the 2015 through 2017 accident years recognizes lower than anticipated claims severity, partially offset by increases in the 2013, 2014, and 2018 accident years which reflects higher than expected claims severity.

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

During 2018, the Company reduced its prior accident year loss reserves by $28.8 million, which consisted of a $7.3 million decrease related to Commercial Specialty, $7.9 million decrease related to Specialty Property, $4.7 million decrease related to Farm, Ranch & Stable, and a $8.9 million decrease related to Reinsurance Operations.

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

The $4.7 reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

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

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims.  The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies.  However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2020 and 2019, gross reserves for CD claims were $31.4 million and $36.9 million, respectively, and net reserves for CD claims were $29.8 million and $35.4 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims.  The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance.  In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation.  Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability.  In addition, liabilities have been established to cover additional exposures on both known and unasserted claims.  Estimates of the liabilities are reviewed and updated regularly.  Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.  Included in net unpaid losses and loss adjustment expenses as of December 31, 2020,  2019, and 2018 were IBNR reserves of $27.3 million, $27.1 million, and $27.4 million, respectively, and case reserves of approximately $1.4 million, $2.0 million, and $2.1 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$48,825	$50,445	$51,873
Plus: Change in incurred losses and loss adjustment expenses	(259)	(2)	(1)
Less: Payments	973	1,618	1,427
Gross reserves for A&E losses and loss adjustment expenses – end of period	$47,593	$48,825	$50,445

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$29,033	$29,524	$30,124
Plus: Change in incurred losses and loss adjustment expenses	1	(1)	—
Less: Payments	355	490	600
Net reserves for A&E losses and loss adjustment expenses – end of period	$28,679	$29,033	$29,524

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

As of December 31, 2020, 2019, and 2018, the survival ratio on a gross basis for the Company’s open A&E claims was 35.5 years, 32.1 years, and 24.2 years, respectively.  As of December 31, 2020, 2019, and 2018, the survival ratio on a net basis for the Company’s open A&E claims was 59.5 years, 47.8 years, and 35.7 years, respectively.  The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts.  The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2010 to 2019, is presented as required supplementary unaudited information.

Commercial Specialty

Property and Casualty Methodologies

Commercial Specialty’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2020.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE for most reserve categories.  Additional actuarial methodologies were employed to develop estimates of ultimate Loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved.  Management’s ultimate selections considered the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2020.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves.  These methodologies are consistent with last year.

Commercial Specialty’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Specialty – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2020
Accident Year	2018	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2018	$60,555	$62,219	$66,925	$5,114	2,698
2019		54,853	54,974	2,543	2,903
2020			84,693	14,729	3,812
Total			$206,592

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2018	2019	2020
	(unaudited)	(unaudited)
2018	$36,161	$54,400	$56,350
2019		34,921	48,737
2020			51,119
Total			156,206
All outstanding liabilities before 2018, net of reinsurance			2,344
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$52,730

The following is required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Specialty - Property	59.3%	26.2%	2.9%

Commercial Specialty – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2011	$115,441	$117,602	$117,288	$115,193	$108,720	$96,361	$84,269	$87,045	$83,825	$82,777	$3,163	3,895
2012		61,340	65,911	65,637	63,359	55,137	52,504	50,022	47,966	45,404	3,567	2,406
2013			63,807	68,089	67,702	66,301	64,877	61,487	58,756	56,696	2,248	2,555
2014				61,325	60,227	58,042	56,837	56,129	53,955	50,311	4,619	2,354
2015					57,262	56,620	57,775	58,392	59,568	55,821	5,233	2,112
2016						54,130	53,776	53,584	51,893	52,564	6,607	1,948
2017							54,338	54,572	53,385	54,227	8,316	1,854
2018								57,879	57,457	57,766	18,596	2,223
2019									68,952	68,938	33,346	2,340
2020										83,372	64,738	1,778
									Total	$607,876

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2011	$5,451	$21,325	$41,282	$56,562	$64,722	$72,087	$74,839	$77,675	$78,595	$79,121
2012		3,500	11,884	22,456	31,231	36,360	39,596	39,899	40,595	40,877
2013			6,400	17,881	29,510	38,438	46,272	50,964	52,265	52,991
2014				3,968	15,690	26,268	33,697	39,361	42,517	44,842
2015					3,336	14,584	25,147	35,816	42,543	45,661
2016						4,135	14,027	21,966	34,872	40,531
2017							4,914	12,711	22,988	33,137
2018								4,297	13,827	22,065
2019									5,174	13,954
2020										5,466
Total										378,645
All outstanding liabilities before 2011, net of reinsurance										58,261
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$287,492

The following is required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Specialty - Casualty	7.8%	18.2%	19.5%	18.7%	11.5%	7.2%	2.7%	2.1%	0.9%	0.6%

Specialty Property

Property and Casualty Methodologies

Specialty Property’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2020.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE.  Management’s ultimate selections considered the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2020.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

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

Specialty Property – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2020
Accident Year	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2019	$79,798	$80,721	$2,722	10,379
2020		94,686	5,532	11,049
Total		$175,407

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Specialty Property – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020
	(unaudited)
2019	$66,786	$76,942
2020		84,514
Total		161,456
All outstanding liabilities before 2019, net of reinsurance		5,339
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$19,290

The following is required supplementary information about average historical claims duration as of December 31, 2020.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Specialty Property - Property	86.0%	12.6%

Specialty Property – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,						As of December 31, 2020
Accident Year	2015	2016	2017	2018	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$6,875	$8,455	$11,230	$11,656	$11,412	$11,208	$793	857
2016		8,249	8,068	7,613	6,713	6,495	1,249	855
2017			7,213	6,966	7,515	7,366	932	506
2018				5,242	5,028	4,875	2,467	339
2019					3,986	3,948	2,170	282
2020						3,503	2,386	202
Total						$37,395

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Specialty Property – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$1,301	$4,979	$6,698	$9,129	$10,050	$10,136
2016		1,165	2,654	3,889	4,856	4,971
2017			979	2,658	4,502	5,803
2018				248	1,339	1,844
2019					397	1,221
2020						552
Total						24,527
All outstanding liabilities before 2015, net of reinsurance						661
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance						$13,529

The following is required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6
Specialty Property - Casualty	12.3%	24.4%	17.4%	18.1%	5.0%	0.8%

Farm, Ranch & Stable

Property and Casualty Methodologies

Farm, Ranch & Stable’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2020.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate Loss & ALAE.  Management’s ultimate selections considered the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2020.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Farm, Ranch & Stable is primarily comprised of business acquired in the purchase of American Reliable, which occurred on January 1, 2015. The acquisition included the purchase of the business of the legal entity as well as additional books of business written by other Assurant entities. In addition, ceding arrangements subsequent to the date of the acquisition are not consistent with years prior to the acquisition. As a result, it is not practical, nor would it be consistent, to include information for years prior to 2015 in the development tables for Farm, Ranch & Stable.

Farm, Ranch & Stable’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Farm, Ranch & Stable – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2020
Accident Year	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2019	$37,120	$37,350	$1,406	3,023
2020		38,226	1,810	2,821
Total		$75,576

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Farm, Ranch & Stable – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020
	(unaudited)
2019	$31,461	$35,338
2020		32,721
Total		68,059
All outstanding liabilities before 2019, net of reinsurance		1,214
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$8,731

The following is required supplementary information about average historical claims duration as of December 31, 2020.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Farm, Ranch & Stable - Property	84.9%	10.4%

Farm, Ranch & Stable – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,						As of December 31, 2020
Accident Year	2015	2016	2017	2018	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$12,055	$12,052	$10,621	$10,664	$10,383	$10,145	$1,059	475
2016		13,226	13,005	11,977	10,507	10,420	1,495	545
2017			12,786	12,171	10,600	10,167	3,493	488
2018				9,934	10,559	10,695	1,998	548
2019					9,781	9,746	4,616	504
2020						9,963	7,689	404
Total						$61,136

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Farm, Ranch & Stable – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$2,138	$3,778	$6,228	$6,986	$8,481	$9,057
2016		2,342	4,231	5,954	7,069	7,615
2017			1,153	2,145	4,242	6,156
2018				1,092	3,225	7,125
2019					1,626	3,853
2020						1,075
Total						34,881
All outstanding liabilities before 2015, net of reinsurance						1,130
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance						$27,385

The following is required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6
Farm, Ranch & Stable - Casualty	15.4%	17.4%	24.4%	12.3%	10.0%	5.7%

Reinsurance Lines

Property & Casualty Methodologies

Reinsurance Operations’ internal reserve reviews were completed for loss and allocated loss adjustment expenses (ALAE) combined for run off treaties and the current book of business. The current book of business is constituted of professional liability portfolios and retrocessions from Bermuda based companies for property catastrophe, marine and casualty business.  The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag.  Paid loss, ALAE and Case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (FX) rate at the end of the period.  Management’s ultimate selections were based on a review of ultimates reported from the cedants, including loss emergence during the reporting period, and consideration of the internal actuarial review and a third party actuarial review completed during the 4th quarter of 2020.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying certain reinsurance contracts.  As a result, the Company does not believe providing claim frequency information is practicable.

Reinsurance Lines – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2020
Accident Year	2014	2015	2016	2017	2018	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$21,787	$18,861	$14,139	$13,590	$14,301	$13,554	$13,170	$330	—
2015		19,877	16,738	12,526	9,945	9,050	8,434	602	—
2016			23,646	22,485	12,497	13,021	11,902	1,176	—
2017				43,782	50,032	51,711	47,197	5,042	—
2018					59,022	66,314	65,190	11,107	—
2019						32,442	36,896	9,576	—
2020							13,751	9,209	—
Total							$196,540

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$2,243	$9,035	$10,460	$11,182	$12,339	$12,480	$12,558
2015		742	5,163	6,768	7,139	7,411	7,492
2016			2,071	5,704	7,161	8,514	9,399
2017				2,152	20,609	28,079	32,668
2018					21	21,608	36,936
2019						139	13,033
2020							561
Total							112,647
All outstanding liabilities before 2014, net of reinsurance							728
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$84,621

The following is required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Reinsurance Lines - Property	7.5%	40.3%	16.3%	7.7%	6.5%	1.0%	0.6%

Reinsurance Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2011	$45,726	$48,846	$44,692	$47,980	$46,510	$43,657	$42,968	$42,235	$41,826	$41,885	$590	—
2012		15,865	15,624	17,123	17,579	17,360	17,348	16,982	16,449	16,301	300	—
2013			1,224	1,262	1,172	1,013	974	974	112	98	1	—
2014				1,988	2,095	2,060	1,957	1,957	593	2	—	—
2015					2,908	2,911	2,780	2,780	2,180	1,091	1,090	—
2016						3,627	3,627	3,627	3,627	3,627	3,627	—
2017							4,358	4,358	4,358	4,358	4,356	—
2018								5,573	5,573	5,573	5,573	—
2019									13,686	13,686	10,936	—
2020										30,398	30,252	—
									Total	$117,019

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2011	$7,968	$20,072	$28,495	$36,020	$38,907	$39,815	$40,079	$40,303	$40,476	$40,693
2012		5,312	9,435	11,658	15,534	15,696	15,790	15,625	15,691	15,749
2013			123	50	62	65	65	65	71	70
2014				88	47	50	1	1	1	1
2015					107	128	1	1	1	1
2016						—	—	—	—	—
2017							—	2	2	2
2018								—	—	—
2019									27	801
2020										49
Total										57,366
All outstanding liabilities before 2011, net of reinsurance										2,273
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$61,926

The following is required supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited) (1) (2)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines - Casualty	408.4%	(204.0%)	23.8%	(305.2%)	(1.2%)	0.6%	1.5%	(0.1%)	0.4%	0.5%

(1)	May not be indicative of future average annual percentage payout of incurred claims due to a change in mix of business
(2)

The payout patterns are calculated using simple averages consistent with last year’s calculation methodology. However, these payout patterns based on simple averages look unusual given the change in estimate of ultimate losses for accident years 2013 through 2015 during the year and due to very minimal yet volatile payment activity for those accident years. Using a weighted average approach would produce smoother payout patterns as less weight is given to the accident years with minimal paid losses. The resulting volume weighted ten year annual payout pattern, for ages one through ten would be 11.7%, 19.5%, 14.4%, 16.9%, 4.8%, 1.7%, 0.2%, 0.5%, 0.4%, and 0.5%, respectively.

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2020 is as follows:

Net outstanding liabilities
Commercial Specialty – Property	$52,730
Commercial Specialty – Casualty	287,492
Specialty Property – Property	19,290
Specialty Property – Casualty	13,529
Farm, Ranch & Stable – Property	8,731
Farm, Ranch & Stable – Casualty	27,385
Reinsurance Lines – Property	84,621
Reinsurance Lines – Casualty	61,926
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	555,704
Reinsurance recoverable on unpaid claims
Commercial Specialty – Property	18,362
Commercial Specialty – Casualty	44,483
Specialty Property – Property	7,089
Specialty Property – Casualty	2,334
Farm, Ranch & Stable – Property	1,318
Farm, Ranch & Stable – Casualty	6,449
Reinsurance Lines – Property	—
Reinsurance Lines – Casualty	—
Total reinsurance recoverable on unpaid claims	80,035
Other outstanding liabilities
Commercial Specialty
Ceded Allowance	8,992
Unallocated claims adjustment expenses	14,967
Purchase accounting adjustment	—
Loss Clearing	(2,034)
Specialty Property	—
Fronted business ceded to Assurant	2,098
Unallocated claims adjustment expenses	926
Loss Clearing	—
Farm, Ranch & Stable	—
Ceded Allowance	—
Unallocated claims adjustment expenses	959
Loss Clearing	—
Reinsurance Lines	—
Unallocated claims adjustment expenses	356
Other	808
Total other outstanding liabilities	27,072
Total gross liability for unpaid losses and loss adjustment expenses	$662,811

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

12.	Debt

The Company’s outstanding debt consisted of the following at December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Margin Borrowing Facility	$—	$73,629
7.75% Subordinated Notes due 2045	—	96,864
7.875% Subordinated Notes due 2047	126,288	126,147
Total	$126,288	$296,640

Margin Borrowing Facility

The Company has available a margin borrowing facility.  The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 0.8% and 1.9% at December 31, 2020 and 2019, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at December 31, 2020. As of December 31, 2019, approximately $88.2 million in securities were deposited as collateral to support borrowings.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The amount outstanding on the Company’s margin borrowing facility was $73.6 million as of December 31, 2019. The Company did not have any amounts outstanding on the margin borrowing facility as of December 31, 2020.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $0.5 million, $1.8 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

7.75% Subordinated Notes due 2045

In August 2020, GBLI Holdings and Global Indemnity Limited redeemed the entire outstanding $100.0 million aggregate principal amount of 7.75% Subordinated Notes due 2045 (“2045 Notes”). In connection with the redemption, the Company wrote off deferred issuance costs of $3.1 million which was recognized as a loss on extinguishment of debt in its consolidated statements of operations for the year ended December 31, 2020.

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2045 Notes was $4.9 million, $7.9 million, and $7.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $10.4 million for each of the years ended December 31, 2020, 2019, and 2018.

The following table represents the amounts recorded for the subordinated notes as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.875% Subordinated Notes due 2047	130,000	(3,712)	126,288
	$130,000	$(3,712)	$126,288

	December 31, 2019
(Dollars in thousands)	Outstanding Principal	Unamortized Debt Issuance Costs	Net Carrying Amount
7.75% Subordinated Notes due 2045	$100,000	$(3,136)	$96,864
7.875% Subordinated Notes due 2047	130,000	(3,853)	126,147
	$230,000	$(6,989)	$223,011

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

Co-obligor Transaction

In April, 2018, GBLI Holdings, LLC, an indirect wholly-owned subsidiary of the Company, became a subordinated co-obligor with respect to the 2045 Notes, which were fully redeemed in August 2020, and the 2047 Notes with the same obligations and duties as the Company under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by the Company, including, without limitation, the obligation to pay the principal of, and interest on, the 2047 Notes when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of the Company thereunder.  Notwithstanding the foregoing, GBLI Holdings, LLC's obligations (including the obligation to pay the principal of and interest in respect of the 2047 Notes) are subject to subordination to all monetary obligations or liabilities of GBLI Holdings, LLC owing to any regulated reinsurance or insurance company that is a direct or indirect subsidiary of the Company, in addition to indebtedness of GBLI Holdings, LLC for borrowed money.  If the Company pays any amount with respect to the subordinated note obligations, the Company is entitled to be reimbursed by GBLI Holdings, LLC within 10 business days after a demand is made to GBLI Holding, LLC by the Company.  In consideration for becoming a subordinated co-obligor on the subordinated notes, GBLI Holdings, LLC received a promissory note from Global Indemnity Limited with a principal amount of $230 million due April 15, 2047 that has since been assigned to an affiliate. This promissory note was settled in August 2020.
13.	Leases

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

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 3 months to 10 years.  Some building leases have options to extend, terminate, or retract the leased area.  The Company did not factor in term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

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

Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The components of lease expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Operating lease expenses	$2,952	$3,293
Short-term lease expenses	7	7
Total lease expenses	$2,959	$3,300

Prior to the adoption of the new accounting guidance, rental expense under operating leases was $3.5 million for the year ended December 31, 2018.

There was no sublease income for the years ended December 31, 2020, 2019, and 2018.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$2,012	$2,530
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$772	$13,858

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

		December 31,
(Dollars in thousands)	Classification on the consolidated balance sheets	2020	2019
Assets:
Operating lease assets	Other assets	$21,077	$22,761

Liabilities:
Operating lease liabilities	Other liabilities	$22,950	$23,539

Weighted-average remaining lease term
Operating leases		8.8 years	10.2 years

Weighted-average discount rate
Operating leases (1)		2.6%	2.7%

(1)	Represents the Company’s incremental borrowing rate

At December 31, 2020, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2021	$2,883
2022	2,756
2023	2,790
2024	2,816
2025	2,871
Thereafter	11,657
Total future minimum lease payments	25,773
Less: amount representing interest	2,823
Present value of minimum lease payments	$22,950

14.	Shareholders’ Equity

On August 28, 2020, Global Indemnity completed a scheme of arrangement and amalgamation that effected certain transactions (the "Redomestication") that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of Global Indemnity Group, LLC.  Please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the redomestication.

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

Issuance of Preferred Shares

On August 27, 2020, Global Indemnity Group, LLC issued and sold to Wyncote LLC (“Wyncote”), an affiliate of Fox Paine & Company, LLC, 4,000 Series A Preferred Interests at a price of $1,000 per Series A Preferred Interest, for the aggregate purchase price of $4,000,000. The issuance of Series A Preferred Interests to Wyncote was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Series A Preferred Interests are not convertible into or exchangeable for any other securities or property of Global Indemnity Group, LLC. The preferred shares are redeemable at the discretion of Global Indemnity Group, LLC after five years or at the discretion of the holders upon the occurrence of a change in control of Global Indemnity Group, LLC.  While the preferred shares are non-voting, the preferred shareholders are entitled to appoint two additional members to Global Indemnity Group, LLC’s Board of Directors whenever the “Unpaid Targeted Priority Return” (as defined in the applicable Share Designation) with respect to the preferred shares exceed zero immediately following six or more “Distribution Dates” (as defined in the applicable Share Designation), whether or not such Distribution Dates occur consecutively and Global Indemnity Group, LLC’s Board of Directors is obligated to take, and cause Global Indemnity Group, LLC’s officers to take, any necessary actions to effectuate such appointments, including expanding the size of the Board of Directors, in connection with any exercise of the foregoing provisions.

Following the effective time of the Redomestication (the “Effective Time”), all of the issued and outstanding Series A Preferred Interests sold to Wyncote remain outstanding as "Series A Cumulative Fixed Rate Preferred Shares", unaffected by the Scheme of Arrangement and subject to the terms of the Second Amended and Restated Limited Liability Company Agreement of Global Indemnity Group, LLC (the “LLCA”) and that certain Share Designation, effective as of the Effective Time, that sets forth the designation, rights, preferences, powers, duties, restrictions, limitations and obligations of the Series A Cumulative Fixed Rate Preferred Shares from and after the Effective Time.

Distribution Restrictions

The ability of Global Indemnity Group, LLC to pay distributions is subject to applicable federal and state laws and Global Indemnity Group, LLC’s LLCA. Distributions of cash or other assets of Global Indemnity Group, LLC may be paid to Global Indemnity Group, LLC’s shareholders out of Global Indemnity Group, LLC’s assets legally available therefor only when, and if determined by the Board. Each Series A Preferred Shareholder is entitled to a “Priority Return” (as defined in the applicable Share Designation).  On each Distribution Date, Global Indemnity Group, LLC shall make a distribution to each holder of the Series A Preferred Shares out of, and subject to a determination by the Board that the Company has on the applicable Distribution Date, funds legally available therefor, payable in cash only, in an amount equal to the estimated amount necessary to reduce the Unpaid Priority Return of each Series A Preferred Share immediately after such Distribution Date to zero.  All such distributions shall be made pro rata in relation to each such Series A Preferred Share’s Unpaid Priority Return.

Since Global Indemnity Group, LLC is a holding company and has no direct operations, its ability to pay distributions depends, in part, on the ability of its subsidiaries to pay dividends. Penn-Patriot Insurance Company and its insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Global Indemnity Investments, Inc. is dependent on generating investment income in order to pay a dividend to Global Indemnity Group, LLC. See Note 20 for additional information regarding dividend limitations imposed on Penn-Patriot Insurance Company and its subsidiaries.

Dividend / Distribution Program

During the fourth quarter of 2017, Global Indemnity announced the adoption of a dividend / distribution program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly dividend / distribution, Global Indemnity Group, LLC currently anticipates a distribution rate of $0.25 per share per quarter ($1.00 per share per year).

Dividends/ Distributions

Dividend & distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
February 9, 2020 (1)	March 24, 2020	March 31, 2020	$3,539
June 7, 2020 (1)	June 23, 2020	June 30, 2020	3,545
September 13, 2020 (2)	September 25, 2020	September 30, 2020	3,552
December 6, 2020 (2)	December 24, 2020	December 31, 2020	3,558
Various (3)	Various	Various	451
Total			$14,645

(1)	Represents dividend payments
(2)	Represents distribution / return of capital payments
(3)	Represents dividends / distributions declared on unvested shares, net of forfeitures

Dividend payments of $0.25 per common share per quarter were declared during the year ended December 31, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
September 15, 2019	September 26, 2019	October 2, 2019	3,528
December 8, 2019	December 24, 2019	December 31, 2019	3,532
Various (1)	Various	Various	268
Total			$14,374

(1)	Represents dividends declared on unvested shares, net of forfeitures.

Dividend payments of $0.25 per common share per quarter were declared during the year ended December 31, 2018 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
March 4, 2018	March 21, 2018	March 29, 2018	$3,499
June 3, 2018	June 22, 2018	June 29, 2018	3,502
September 16, 2018	September 27, 2018	October 1, 2018	3,504
December 2, 2018	December 24, 2018	December 31, 2018	3,506
Various (1)	Various	Various	197
Total			$14,208

(1)	Represents dividends declared on unvested shares, net of forfeitures.

In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholders during the year ended December 31, 2020.

As of December 31, 2020 and 2019, accrued dividends on unvested common shares, which were included in other liabilities on the consolidated balance sheets, were $0.7 million and $0.3 million, respectively.  Accrued preferred distributions were less than $0.1 million as of December 31, 2020 and were also included in other liabilities on the consolidated balance sheets.  There was no accrued preferred distributions at December 31, 2019.

Repurchases and Redemptions of Global Indemnity Group, LLC’s Common Shares

Global Indemnity Group, LLC allows employees to surrender A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.  During 2020, 2019, and 2018, Global Indemnity purchased an aggregate of 5,120, 27,028 and 45,233, respectively, of surrendered A common shares from its employees for $0.2 million, $0.9 million and $1.8 million, respectively.  All shares purchased from employees by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2020:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Class A common shares:
January 1-31, 2020	3,124	(2)	$29.63	—	—
February 1-28, 2020	1,600	(2)	$31.13	—	—
August 1-31, 2020	396	(2)	$24.95	—	—
Total	5,120		$29.74	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no class B common shares that were surrendered, repurchased, or redeemed in 2020.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2019:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Class A common shares:
January 1-31, 2019	7,945	(2)	$36.23	—	—
February 1-28, 2019	19,083	(2)	$34.59	—	—
Total	27,028		$35.07	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no class B common shares that were surrendered, repurchased, or redeemed in 2019.

Each class A common share has one vote and each B common share has ten votes.

As of December 31, 2020, Global Indemnity Group, LLC’s class A common shares were held by approximately 180 shareholders of record.  There were four holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of December 31, 2020.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of December 31, 2020.

15.Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s LLCA, Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.9% of the voting power of Global Indemnity Group, LLC as of December 31, 2020.  The Fox Paine Entities control the election of all of Global Indemnity

Group, LLC’s Directors due to their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

On August 27, 2020, Global Indemnity Group, LLC issued and sold to Wyncote LLC, an affiliate of Fox Paine & Company, LLC, 4,000 Series A Cumulative Fixed Rate Preferred Interests at a price of $1,000 per Series A Preferred Interest, for the aggregate purchase price of $4,000,000. While these preferred interests are non-voting, the preferred shareholders are entitled to appoint two additional members to Global Indemnity Group, LLC’s Board of Directors whenever the “Unpaid Targeted Priority Return” with respect to the preferred interests exceed zero immediately following six or more “Distribution Dates”, whether or not such Distribution Dates occur consecutively.  Global Indemnity Group, LLC’s Board of Directors is obligated to take, and cause Global Indemnity Group, LLC’s officers to take, any necessary actions to effectuate such appointments, including expanding the size of the Board of Directors, in connection with  any exercise of the foregoing provisions. See Note 14 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the Series A Cumulative Fixed Rate Preferred Interests.

Pursuant to the Third Amended and Restated Management Agreement, (“Management Agreement”) dated August 28, 2020, between Global Indemnity Group, LLC and Fox Paine & Company, LLC, Global Indemnity Group, LLC agrees to pay, or to cause one of its affiliates to pay, an annual service fee (“Annual Service Fee”) as compensation for Fox Paine & Company, LLC’s ongoing provision of certain financial and strategic consulting, advisory and other services to Global Indemnity Group, LLC and its affiliates, and to reimburse all direct and indirect expenses paid or incurred in connection with such services upon request, excluding expenses for travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors.  For the twelve-month period beginning on September 5, 2019 and ending September 4, 2020, the Annual Service Fee was equal to $2.6 million, which amount will be adjusted on an ongoing basis in each subsequent twelve-month period to reflect the aggregate increase in the CPI-U.  Should Global Indemnity Group, LLC and Fox Paine & Company, LLC agree that the Annual Service Fee will be deferred, the Annual Service Fee will become subject to an annual adjustment equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate Annual Service Fees and adjustment amounts accumulated and unpaid through such date.

Management fee expense of $2.6 million, $2.1 million, and $2.1 million was incurred during the years ended December 31, 2020, 2019, and 2018, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.8 million and $1.4 million as of December 31, 2020 and 2019, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors or Global Indemnity Limited’s Audit Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC described below was reviewed and approved by either Global Indemnity Group, LLC’s Conflicts Committee or Audit Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of the Company and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and was not a member of Global Indemnity Limited’s Audit Committee and recused himself from the Board of Directors’ deliberations).

Recapitalization and Reorganization Transactions Fee

On April 25, 2018, Global Indemnity Limited and its indirect wholly-owned subsidiaries (including GBLI Holdings, LLC and Global Indemnity Reinsurance) entered into a series of recapitalization and reorganization transactions (collectively, the “Reorganization”) designed to improve the Company’s annual results and long-term financial performance. Pursuant to the Reorganization, the Company’s affiliated group implemented the following, among other things: (i) GBLI Holdings, LLC became a subordinated co-obligor with Global Indemnity Limited under the Company’s 7.75% Subordinated Notes due in 2045 and its 7.875% Subordinated Notes due in 2047, (ii) GBLI Holdings, LLC agreed to provide capital to Global Indemnity Reinsurance from time to time to satisfy Global Indemnity Reinsurance’s obligations incurred in connection with its insurance and reinsurance business and (iii) GBLI Holdings, LLC received a promissory note from Global Indemnity Limited, which was subsequently assigned within the Company’s affiliated group in connection with the settlement of certain intra-group indebtedness.

Fox Paine & Company, LLC acted as financial advisor to the Company's affiliated group in connection with the design, structuring and implementation of the Reorganization.  Fox Paine & Company, LLC’s services for the Company’s affiliated group in connection with the Reorganization were performed during the first and second quarter of 2018. The total fee for these services was $12.5 million which was paid in June 2018.  As with each of the Company's transactions with Fox Paine & Company, LLC, this transaction was reviewed and approved by Global Indemnity Group, LLC 's Audit Committee and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Audit Committee and recused himself from the Board of Directors’ deliberations), and, in connection with its review and approval of this transaction, the Audit Committee also engaged its own investment banking firm for advice.

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

Redomestication Fee

Pursuant to the Management Agreement, Fox Paine & Company, LLC performed extensive financial advisory services for the Company in connection with the conceptualization, design, structuring and implementation of the redomestication plan. In accordance with the Management Agreement, Fox Paine & Company, LLC may propose and negotiate advisory fees for such services with the Company, subject to the provisions of the Company’s related party transaction policies. The Company agreed to pay an advisory fee to Fox Paine & Company, LLC for such services in an amount of $10.0 million during the year ended December 31, 2020.  The $10.0 million fee was approved by the Conflicts Committee.

16.	Commitments and Contingencies

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of December 31, 2020, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of December 31, 2020, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2019, the Company entered into a $10 million commitment to purchase an alternative investment vehicle which is comprised of mortgage loans and other real-estate related investments.  As of December 31, 2020, the Company has fully funded this commitment.

In 2020, the Company entered into a $60 million commitment to purchase an alternative investment vehicle which is comprised of non-investment grade loans.  As of December 31, 2020, the Company has fully funded this commitment.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC.  See Note 15 above for additional information pertaining to this management agreement.

COVID-19

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage.

17.	Share-Based Compensation Plans

The fair value method of accounting recognizes share-based compensation to employees and non-employee directors in the consolidated statements of operations using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.

For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model.  The Company elected a policy to accrue for compensation cost based on the number of awards that are expected to vest.  An estimation of forfeitures is required when recognizing compensation expense which is then adjusted over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.

Excess tax benefits and tax deficiencies associated with share-based payment awards are required to be recognized as an income tax benefit or expense in net income (loss) with the corresponding cash flows recognized as an operating activity in the Consolidated Statement of Cash Flow.

In connection with the Redomestication, the 2018 Share Incentive Plan was amended and restated to reflect Global Indemnity Group, LLC’s assumption of the sponsorship of the plan and other changes deemed necessary and appropriate to reflect the completion of the Redomestication.

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options		Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2018	300,000	300,000	(1)	600,000	$25.13
Options issued	300,000	—		300,000	50.00
Options forfeited	—	(100,000)		(100,000)	38.43
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2018	600,000	200,000		800,000	35.06
Options issued	—	—		—	—
Options forfeited	—	—		—	—
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2019	600,000	200,000		800,000	35.06
Options issued	300,000	—		300,000	52.79
Options forfeited	—	(100,000)		(100,000)	38.43
Options exercised	—	—		—	—
Options expired	—	—		—	—
Options purchased by the Company	—	—		—	—
Options outstanding at December 31, 2020	900,000	100,000		1,000,000	$40.04
Options exercisable at December 31, 2020	600,000	100,000		700,000	$34.58

(1)

In 2014, 300,000 performance-based options were granted.  On March 6, 2018, the existing vesting provisions of these options were eliminated and replaced with new vesting provisions related to return on equity targets for 2018, 2019, and 2020 (“Bonus Years”). Return on equity targets for the 2018 and 2020 bonus years were not met. As a result, 100,000 performance-based options related to the 2018 bonus year and 100,000 performance-based options related to the 2020 bonus year were forfeited.  100,000 performance-based options remain outstanding. The remaining 100,000 performance-based options, which were related to return on equity targets for the 2019 bonus year, vested on December 31, 2019.  These options are subject to remeasurement of 2019 bonus year results after the third full calendar year following the bonus year.

The Company awarded 300,000 time-based options in each of the years ended December 31, 2020 and 2018 with an average strike price of $52.79 and $50.00, respectively.  There were no stock options granted in 2019.

The Company recorded $1.6 million, $ 1.1 million, and $0.3 million of compensation expense for stock options under the Plan during the years ended December 31, 2020, 2019, and 2018, respectively.

The Company did not receive any proceeds from the exercise of options during 2020, 2019 or 2018 under the Plan.

Option intrinsic values, which are the differences between the fair value of $28.59 at December 31, 2020 and the strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	1,000,000	40.04	$3.2 Million
Exercisable	700,000	34.58	$3.2 Million
Exercised (1)	—	—	—

(1)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2020 include the following:

Option Price		Number of options exercisable
$17.87		300,000
$38.43	(1)	100,000
$50.00		300,000
Options exercisable at December 31, 2020		700,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

There were no options granted under the Plan in 2019. The weighted average fair value of options granted under the Plan was $1.92 in 2020 and $3.79 in 2018 using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2020	2018
Dividend yield	2.0%	2.0%
Expected volatility	38.32%	22.47%
Risk-free interest rate	0.4%	2.0%
Expected option life	3.5 years	3.3 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2020, 2019, and 2018:

Ranges of Exercise Prices	Outstanding at December 31, 2020		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	0.7 years
$30.00 — $38.43	100,000	(1)	$38.43	4.0 years
$49.62 — $59.99	600,000		$51.40	8.5 years
Total	1,000,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2019		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	1.7 years
$30.00 — $38.43	200,000	(1)	$38.43	5.0 years
$50.00 — $59.99	300,000		$50.00	8.0 years
Total	800,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Ranges of Exercise Prices	Outstanding at December 31, 2018		Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000		$17.87	2.7 years
$30.00 — $38.43	200,000	(1)	$38.43	6.0 years
$50.00 — $59.99	300,000		$50.00	9.0 years
Total	800,000

(1)	the weighted average per share exercise price on these shares outstanding is variable. See note below under Chief Executive Officer for additional information.

Restricted Shares / Restricted Stock Units

In addition to stock option grants, the Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors.  The Company recognized compensation expense for restricted stock of $3.2 million, $2.8 million and $3.1 million for 2020, 2019, and 2018, respectively.  The total unrecognized compensation expense for the non-vested restricted stock is $0.2 million at December 31, 2020, which will be recognized over a weighted average life of 1.0 years. The Company recognized compensation expense for restricted stock units of $3.2 million and $0.4 million for 2020 and 2019, respectively.  There was no compensation expense for restricted stock units in 2018.  The total unrecognized compensation expense for the non-vested restricted stock units is $4.7 million at December 31, 2020, which will be recognized over a weighted average life of 1.8 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2017	1,089,118	540,515	1,629,633
2018	38,778	31,646	70,424
2019	43,680	66,919	110,599
2020	—	108,521	108,521
	1,171,576	747,601	1,919,177

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Unit Awards
Year	Employees	Directors	Total
Inception through 2018	—	—	—
2019	175,498	—	175,498
2020	161,238	41,667	202,905
	336,736	41,667	378,403

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2020, 2019, and 2018:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2018	212,812	29.67
Shares issued	70,424	38.85
Shares vested	(166,117)	30.88
Shares forfeited	(3,255)	28.91
Non-vested Restricted Shares at December 31, 2018	113,864	33.61
Shares issued	110,599	30.93
Shares vested	(150,395)	29.86
Shares forfeited	(11,828)	38.42
Non-vested Restricted Shares at December 31, 2019	62,240	37.00
Shares issued	108,521	24.86
Shares vested	(128,623)	26.84
Shares forfeited	(6,735)	27.74
Non-vested Restricted Shares at December 31, 2020	35,403	$38.45

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2020, 2019, and 2018:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at January 1, 2018	—	$—
Restricted Stock Units issued	—	—
Restricted Stock Units vested	—	—
Restricted Stock Units forfeited	—	—
Non-vested Restricted Stock Units at December 31, 2018	—	$—
Restricted Stock Units issued	175,498	30.18
Restricted Stock Units vested	—	—
Restricted Stock Units forfeited	—	—
Non-vested Restricted Stock Units at December 31, 2019	175,498	$30.18
Restricted Stock Units issued	202,905	29.02
Restricted Stock Units vested	(41,667)	24.00
Restricted Stock Units forfeited	(21,710)	30.06
Non-vested Restricted Stock Units at December 31, 2020	315,026	$30.26

Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2018, the Company granted 38,778 restricted class A common shares, with a weighted average grant date value of $40.57 per share, to key employees under the Plan.  11,843 of these shares vested immediately.  The remainder will vest as follows:

•	16.5% vested on both January 1, 2019 and January 1, 2020. 17.0% of the granted restricted stock will vest on January 1, 2021.
•	Subject to Board approval, 50% of granted restricted stock will vests 100%, no later than March 15, 2021, following a re-measurement of 2017 results as of December 31, 2020.

During 2018, the Company granted 31,646 restricted A common shares, at a weighted average grant date fair value of $36.74 per share, to non-employee directors of the Company under the Plan.

During 2019, the Company granted 43,680 restricted A common shares, with a weighted average grant date value of $34.23 per share, to key employees under the Plan. 9,063 of these shares vested immediately. 27,117 of these shares will vest as follows:

•	16.5% vested on January 1, 2020. 16.5% and 17.0% of the restricted stock will vest on January 1, 2021, and January 1, 2022, respectively.

•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2022, following a remeasurement of 2018 results as of December 31, 2021.

Of the remaining 7,500 shares, 20% vested on August 26, 2020 and 20% will vest on August 26, 2021, August 26, 2022, August 26, 2023 and August 26, 2024.

In addition, the Company granted 175,498 restricted stock units with a weighted average grant date value of $30.18 per unit, to key employees under the Plan. These restricted stock units will vest as follows:

•	10.0%, 20.0%, 30.0%, and 40.0% of the restricted stock units will vest on June 18, 2021, June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

During 2019, the Company granted 66,619 restricted A common shares at a weighted average grant date fair value of $28.77 per share, to non-employee directors of the Company under the plan.

During 2020, the Company granted 161,238 restricted stock units, with a weighted average grant date value of $30.32 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years on January 1, 2021, January 1, 2022 and January 1, 2023.

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

The Company did not grant any restricted class A common shares during 2020.

During 2020, the Company granted 108,521 restricted A common shares at a weighted average grant date fair value of $24.86 per share, to non-employee directors of the Company under the plan.

During 2020, the Company granted 41,667 restricted stock units at a weighted average grant date fair value of $24.00 per share, to a non-employee director of the Company under the plan.

All of the shares and restricted stock units granted to non-employee directors in 2020, 2019, and 2018 were fully vested but subject to certain restrictions.

Chief Executive Officer

On March 6, 2018, the Company entered into a Chief Executive Agreement (the “Employment Agreement”) with Cynthia Y. Valko, the Company’s Chief Executive Officer.  In accordance with the Employment Agreement, the vesting schedule for the 300,000 stock options issued in 2014 (“Tranche 2 Options”) was modified.  100,000 of the Tranche 2 Options were related to the attainment of Return on Equity criteria for 2018 and were scheduled to vest on December 31, 2018.  These options were forfeited on December 31, 2018 because the Return on Equity criteria was not met. 100,000 of the Tranche 2 Options were related to the attainment of Return on Equity criteria for 2020 and were scheduled to vest on December 31, 2020.  These options were forfeited on December 31, 2020 because the Return on Equity criteria was not met.  The remaining 100,000 options vested on December 31, 2019.  These options are subject to remeasurement of 2019 bonus year results after the third full calendar year following the bonus year.

Under the terms of the Employment Agreement, Ms. Valko was also granted an additional 300,000 Time-Based Options (“Tranche 3 Options”) with an exercise price of $50 per share.  100,000 of the Tranche 3 Options each vested on December 31, 2018, December 31, 2019, and December 31, 2020. Tranche 3 Options expire on the earlier of December 31, 2027 or 90 calendar days after Ms. Valko is neither employed by Global Indemnity nor a member of the Board of Directors.

On December 10, 2020, the Company entered into a new Chief Executive Agreement (the “Chief Executive Agreement”) with Ms. Valko. The Chief Executive Agreement grants Ms. Valko 300,000 options (“Tranche 4 Options”) to buy Shares, which are in addition to the 900,000 stock options previously granted by the Company to Ms. Valko. 100,000 of the Tranche 4 Options shall have an exercise price equal to the greater of the book value per share of the Company’s Shares on December 31, 2020 and the closing per-share price of the Company’s shares on the last NASDAQ trading day prior to the effective date of the Chief Executive Agreement (“Tranche 4-I Options”). 100,000 of the Tranche 4 Options shall have an exercise price equal to the exercise price of the Tranche 4-I Options, plus $3.09 (“Tranche 4-II Options”). 100,000 of the Tranche 4 Options shall have an exercise price equal to the exercise price of the Tranche 4-II Options, plus $3.33 (“Tranche 4-III Options”). Tranche 4-I Options vest on the earlier of April 1, 2022 or the date a party that is not affiliated with Fox Paine & Company, LLC or Saul Fox acquires 50% or more of the Company’s voting shares (“Change in Control”). Tranche 4-II Options vest on the earlier of April 1, 2023 or a Change in Control. Tranche 4-III Options vest on the earlier of April 1, 2024 or a Change in Control. Vesting is contingent upon Ms. Valko being a Company employee in good standing as of the applicable vesting date. Tranche 4 Options may only be exercised if vested. Tranche 4 Options are subject to the terms of the Company’s stock option plans and ancillary agreements.

Ms. Valko will also be granted fully vested and exercisable options to acquire 300,000 Shares (“Tranche 5 Options”) on September 20, 2021, regardless of whether Ms. Valko is employed by the Company on such date. Tranche 5 Options shall have an exercise price equal to the greater of $17.87 and the closing per-share price of the Shares on the date of grant. Tranche 5 Options are subject to the terms of the Company’s stock option plans and ancillary agreements.

In January, 2021, Ms. Valko announced her retirement effective January 31, 2021. Corporate expenses includes $1.3 million related to extending the time to exercise existing options and for the accrual of Tranche 5 options.  See Note 25 for additional information regarding Ms. Valko’s retirement.

18.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees.  Under this plan, the Company matches 100% of the first 6% contributed by an employee.  Vesting on contributions made by the Company is immediate.  Total expenses for the plan were $1.9 million for each of the years ended December 31, 2020, 2019, and 2018.
19.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2020	2019	2018
Numerator:
Net income (loss)	$(21,006)	$70,015	$(56,696)
Less: preferred stock distributions	152	—	—
Net income (loss) available to common shareholders	$(21,158)	$70,015	$(56,696)

Denominator:
Weighted average shares for basic earnings per share	14,291,265	14,191,756	14,088,883
Non-vested restricted stock	—	20,492	—
Non-vested restricted stock units	—	3,392	—
Options	—	119,066	—
Weighted average shares for diluted earnings per share (1)	14,291,265	14,334,706	14,088,883

Earnings per share - Basic	$(1.48)	$4.93	$(4.02)
Earnings per share - Diluted	$(1.48)	$4.88	$(4.02)

(1)	For the years ended December 31, 2020 and 2018, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for these periods.

If the Company had not incurred a loss in the years ended December 31, 2020 and 2018, 14,458,008 and 14,325,276 weighted average shares, respectively, would have been used to compute the diluted loss per share calculations.  In addition to the basic shares, weighted average shares for the diluted calculations for the years ended December 31, 2020 and 2018 would have included 17,470 and 76,568 shares of non-vested restricted stock, respectively, 57,456 and 0 restricted stock units, respectively, and 91,816 and 159,825 share equivalents for options, respectively.

The weighted average shares outstanding used to determine dilutive earnings per share for the year ended December 31, 2020 did not include 700,000 options and 66,957 restricted stock units which were deemed to be anti-dilutive.  The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2019 and 2018 do not include 500,000 options which were deemed to be anti-dilutive.
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

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities.  Applying the current regulatory restrictions as of December 31, 2020, the maximum amount of distributions that could be paid in 2021 by Penn-Patriot Insurance Company, the United National insurance companies, the Penn-America insurance companies, and American Reliable under applicable laws and regulations without regulatory approval is approximately $34.3 million, $17.4 million, $8.1 million, and $10.0 million, respectively.  The Penn-America insurance companies limitation includes $2.7 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2020 ownership percentages.  The Company’s insurance subsidiaries did not declare or pay any dividends in 2020.

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

Based on the standards currently adopted, the Company reported in its 2020 statutory filings that the capital and surplus of the insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Statutory capital and surplus, as of end of period	$342,987	$263,793	$225,645
Statutory net income (loss)	73,655	39,971	(52,036)

Prior to Global Indemnity Reinsurance’s merger into Penn-Patriot on August 28, 2020, Global Indemnity Reinsurance was required to also prepare annual statutory financial statements.  The Bermuda Insurance Act 1978 (the “Insurance Act”) prescribes rules for the preparation and substance of these statutory financial statements which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto.  The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Global Indemnity Reinsurance's shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

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

Under the Companies Act, Global Indemnity Reinsurance may only declare or pay a dividend if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.  Global Indemnity Reinsurance is also prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital or 25% or more of its total statutory capital and surplus as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require.  In June, 2020, Global Indemnity Reinsurance declared and paid a dividend of $226.0 million to its parent company, Global Indemnity Limited.  On August 26, 2020, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company.

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Statutory capital and surplus, as of end of period	$885,763	$835,620
Statutory net income (loss)	34,086	(3,972)

As a result of the merger, the Company no longer has any subsidiaries which are Bermuda licensed companies and is not required to prepare annual statutory financial statements in accordance with the Bermuda Insurance Act 1978 for 2020.

21.Segment Information

During the 1st quarter of 2019, the Company re-evaluated its Personal Lines segment and determined that Personal Lines should be bifurcated into two reportable segments: Specialty Property and Farm, Ranch & Stable. In addition, the Company has changed the name of its Commercial Lines segment to Commercial Specialty to better align with its key product offerings. The segment results for the year ended December 31, 2018 have been revised to reflect these changes.  Please see Note 1 for additional information related to these segment changes.

All four segments follow the same accounting policies used for the Company’s consolidated financial statements.  For further disclosure regarding the Company’s accounting policies, please see Note 3.

The Company manages its business through four business segments.  Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Specialty Property offers specialty personal lines property and casualty insurance products. Farm, Ranch & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The following are tabulations of business segment information for the years ended December 31, 2020, 2019, and 2018.  Corporate information is included to reconcile segment data to the consolidated financial statements.

2020: (Dollars in thousands)	Commercial Specialty	Specialty Property		Farm, Ranch, & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$321,879	$138,401	(2)	$85,646	$60,677		$606,603
Net written premiums	$292,216	$121,111		$74,163	$60,677		$548,167
Net earned premiums	$285,694	$131,474		$76,166	$74,365		$567,699
Other income	—	1,705		142	191		2,038
Total revenues	285,694	133,179		76,308	74,556		569,737
Losses and Expenses:
Net losses and loss adjustment expenses	155,271	94,540		47,151	39,239		336,201
Acquisition costs and other underwriting expenses	104,659	55,547		29,761	25,640		215,607
Income (loss) from segments	$25,764	$(16,908)		$(604)	$9,677		17,929
Unallocated Items:
Net investment income							28,392
Net realized investment losses							(14,662)
Other income							80
Corporate and other operating expenses							(41,998)
Interest expense							(15,792)
Loss on extinguishment of debt							(3,060)
Loss before income taxes							(29,111)
Income tax benefit							8,105
Net loss							$(21,006)

Segment assets	$850,813	$237,835		$152,037	$278,174		$1,518,859
Corporate assets							386,049
Total assets							$1,904,908

(1)	External business only, excluding business assumed from affiliates.
(2)	Includes less than $0.1 million of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2019: (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$297,332		$163,503	(3)	$87,745		$88,281		$636,861
Net written premiums	$258,719		$140,670		$74,416		$88,284		$562,089
Net earned premiums	$237,758		$140,232		$71,312		$75,960		$525,262
Other income (loss)	—		1,820		132		(136)		1,816
Total revenues	237,758		142,052		71,444		75,824		527,078
Losses and Expenses:
Net losses and loss adjustment expenses	108,911		75,426		42,700		48,365		275,402
Acquisition costs and other underwriting expenses	96,475		58,768		29,551		23,609		208,403
Income (loss) from segments	$32,372		$7,858		$(807)		$3,850		43,273
Unallocated Items:
Net investment income									42,052
Net realized investment gains									35,342
Corporate and other operating expenses									(18,888)
Interest expense									(20,022)
Income before income taxes									81,757
Income tax expense									(11,742)
Net income									$70,015

Segment assets	$713,010		$226,388		$136,891		$325,451		$1,401,740
Corporate assets									674,145
Total assets									$2,075,885

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes ($273) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

2018: (Dollars in thousands)	Commercial Specialty	(1)	Specialty Property	(1)	Farm, Ranch, & Stable	(1)	Reinsurance Operations	(2)	Total
Revenues:
Gross written premiums	$249,948		$170,168	(6)	$79,738		$48,043		$547,897
Net written premiums	$226,827		$127,470		$70,217		$48,033		$472,547
Net earned premiums	$218,357		$128,768		$69,248		$51,402		$467,775
Other income (loss)	—		1,782		156		(210)		1,728
Total revenues	218,357		130,550		69,404		51,192		469,503
Losses and Expenses:
Net losses and loss adjustment expenses	114,476		122,709		41,180		56,260		334,625
Acquisition costs and other underwriting expenses	87,371	(3)	55,760	(4)	29,801	(5)	17,846		190,778
Income (loss) from segments	$16,510		$(47,919)		$(1,577)		$(22,914)		(55,900)
Unallocated Items:
Net investment income									46,342
Net realized investment losses									(16,907)
Corporate and other operating expenses									(29,766)
Interest expense									(19,694)
Loss before income taxes									(75,925)
Income tax benefit									19,229
Net loss									$(56,696)

Segment assets	$712,632		$270,083		$134,056		$316,922		$1,433,693
Corporate assets									526,573
Total assets									$1,960,266

(1)	Includes business ceded to the Company’s Reinsurance Operations. This quota share agreement was cancelled effective January 1, 2018.
(2)	External business only, excluding business assumed from affiliates.
(3)	Includes federal excise tax of $386 relating to cessions from Commercial Specialty to Reinsurance Operations.
(4)	Includes federal excise tax of $313 relating to cessions from Specialty Property to Reinsurance Operations.
(5)	Includes federal excise tax of $145 relating to cessions from Farm, Ranch & Stable to Reinsurance Operations.
(6)	Includes ($2,062) of business written by American Reliable that was ceded to insurance companies owned by Assurant under a 100% quota share reinsurance agreement.

22.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2020, 2019, and 2018:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Federal income taxes paid	$162	$251	$859
Federal income taxes recovered	10,987	170	—
Interest paid	16,602	19,711	19,387

23.	New Accounting Pronouncements

Accounting Standards Adopted in 2020

In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. This rule is effective January 4, 2021 with early adoption permitted. The Company adopted this new standard in the fourth quarter of 2020. Accordingly, summarized financial information has been presented only for the parent and subsidiary co-obligor of the Company’s registered debt securities for the most recent fiscal year.  The location of the required disclosures has been moved outside the Notes to Consolidated Financial Statements and is provided in the “Liquidity and Capital Resources - Co-obligor Financial Information” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition’ in Item 7 of Part II of this report.

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

In June, 2016, the FASB issued new accounting guidance addressing the measurement of expected credit losses on financial instruments.  The new guidance requires financial assets measured at amortized cost, which includes but are not limited to premiums receivable and reinsurance receivables, to be presented at the net amount expected to be collected over the life of the asset using an allowance for expected credit losses.  Changes in the allowance are charged to earnings.  The measurement of expected credit losses should consider relevant information about past events, including historical experience, current information, as well as reasonable and supportable forecasts that affect the collectability of the financial assets.  For available for sale debt securities, credit losses should be measured similar to the old guidance; however, the new guidance requires that credit losses be presented as an allowance rather than as a write-down of the amortized cost basis of the impaired securities and allows for the reversal of credit losses in the current period net income.  In addition, the Company made certain accounting policy elections related to accrued interest receivables which are described in Note 3.  The Company adopted this new accounting guidance on January 1, 2020 using a modified-retrospective approach.  The adoption of this new accounting guidance and the impact on the Company’s financial condition, results of operations, and cash flows is described primarily within Note 3 and Note 6.

Recently Issued Accounting Guidance Not Yet Adopted

In December, 2019, the FASB issued updated guidance related to the accounting for income taxes.  The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  The Company does not expect the adoption of this new accounting guidance to have a material impact on the Company’s financial condition, results of operations, or cash flows.

24.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2020 and 2019 quarterly performance is as follows:

	Year Ended December 31, 2020
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net earned premiums	$144,468	$141,847	$140,302	$141,082
Net investment income (loss)	10,129	(2,359)	11,746	8,876
Net realized investment gains (losses)	(68,162)	38,507	7,323	7,670
Net losses and loss adjustment expenses	77,647	67,297	97,148	94,109
Acquisition costs and other underwriting expenses	56,412	53,578	53,268	52,349
Income (loss) before income taxes	(56,547)	44,556	(18,379)	1,259
Net income (loss) available to common shareholders	(44,578)	37,551	(15,212)	1,081
Per share data - Diluted:
Net income (loss) available to common shareholders	$(3.13)	$2.61	$(1.06)	$0.07

	Year Ended December 31, 2019
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net earned premiums	$122,089	$128,201	$133,312	$141,660
Net investment income	7,219	13,826	11,348	9,659
Net realized investment gains (losses)	10,390	3,590	(2,690)	24,052
Net losses and loss adjustment expenses	58,321	70,075	73,583	73,423
Acquisition costs and other underwriting expenses	49,743	50,534	53,366	54,760
Income before income taxes	23,894	15,849	6,404	35,610
Net income available to common shareholders	19,600	14,663	6,721	29,031
Per share data - Diluted:
Net income available to common shareholders	$1.37	$1.02	$0.47	$2.02

25.	Subsequent events

Retirement of Chief Executive Officer

On January 19, 2021, the Company announced that Ms. Valko informed the Board that she would retire effective as of January 31, 2021. In connection with her retirement, Ms. Valko has resigned from her positions as chief executive officer of Global Indemnity Group, LLC and a member of the Board of Directors, in each case effective as of January 15, 2021, although Ms. Valko will continue to serve the Company in an advisory capacity. The size of the Board has been reduced from seven to six directors, effective upon Ms. Valko’s resignation from the Board.

In connection with Ms. Valko’s retirement, the Company has entered into a separation agreement (the “Separation Agreement”) with Ms. Valko. Among other provisions, the Separation Agreement provides for (a) a severance payment of $675,000 to be paid ratably through December 2021, (b) preservation of all vested stock options held by Ms. Valko as of the date of her retirement to remain exercisable until the earlier of (i) 24 months from the date of Ms. Valko’s retirement or (ii) the expiration date of the applicable option, (c) forfeiture or continued vesting, as applicable, of unvested stock options held by Ms. Valko in accordance with their terms, with any such options that vest remaining exercisable for a period 24 to 38 months from the date of Ms. Valko’s retirement depending upon the vesting date, (d) the grant of 300,000 fully vested options as provided in Ms. Valko’s current employment agreement and (e) eligibility for an annual bonus for 2020 and true-up of bonus awards, based on a true-up of underwriting results for the applicable year, in the fourth calendar year following the applicable bonus award for all bonus years that remain open as of the date of retirement, including pro rata payment of bonus awards for January 2021. The receipt of the severance payment and the extension of the term of the stock options are subject to Ms. Valko’s execution of a general release in favor of the Company. The Separation Agreement also includes perpetual confidentiality and mutual non-disparagement provisions, and non-competition and employee and customer non-solicitation provisions effective until January 31, 2023.  The foregoing description of the Separation Agreement is qualified in its entirety by the full text of the Separation Agreement, which is filed as Exhibit 10.21 in Item 15 of Part IV of this report.

Effective as of January 19, 2021, the Company named Jonathan E. Oltman as president of the Company’s insurance operations. Mr. Oltman joined the Company in 2014, serving most recently as executive vice president – commercial lines since February 2019. Until Ms. Valko’s successor as chief executive officer of the Company is duly appointed, Mr. Oltman will act as Global Indemnity Group, LLC’s principal executive officer. Mr. Oltman will report directly to the Board through its chairman on a day-to-day basis.

In connection with Mr. Oltman’s appointment, the Company and Mr. Oltman executed an agreement (the “Terms of Employment”) on January 19, 2021 setting forth the principal terms of Mr. Oltman’s employment with the Company. The Company expects to enter into definitive documentation with Mr. Oltman incorporating the provisions set forth in the Terms of Employment.

The Terms of Employment provides for Mr. Oltman’s term of office as president of the Company’s insurance operations to run from January 19, 2021 through December 31, 2023. The Terms of Employment also provides for an annual base salary of $650,000 (“Base Salary”) and an annual bonus opportunity of $487,500 to $812,500 (the “Bonus Opportunity”), payable based on the achievement of certain underwriting results, as determined by the Board, for each year of Mr. Oltman’s term as president of the Company’s insurance operations, with 50% of the Bonus Opportunity payable in cash in the subsequent calendar year and 50% payable in Global Indemnity Group, LLC stock following a true-up of underwriting results for the applicable year in the fourth calendar year following the applicable bonus award.

The Terms of Employment provides for a grant of 140,000 stock options to acquire Global Indemnity Group, LLC shares. One-third of the options will vest on April 1 of each of 2022, 2023 and 2024, subject to the achievement of certain underwriting results for the applicable year as determined by the Board and Mr. Oltman being a Company employee in good standing as of the applicable vesting date. The stock options will be subject to the terms of Global Indemnity Group, LLC’s stock option plans and ancillary agreements.

The Terms of Employment provides that the Company may terminate Mr. Oltman’s employment at any time for any reason. In the event of Mr. Oltman’s termination by the Company without “cause” (as defined in the Terms of Employment), Mr. Oltman will receive as severance an aggregate amount equal to the lesser of (i) one month of Base Salary for each 12 months of employment and (ii) the Base Salary otherwise payable between the termination date and December 31, 2023 (such Base Salary payments, the “Severance Amount”). Payment of the Severance Amount is contingent upon compliance with the terms in the Terms of Employment, including Mr. Oltman’s execution of and not revoking a general release of claims in favor of the Company.

The Terms of Employment includes perpetual confidentiality and mutual non-disparagement provisions, and two-year post-termination non-competition and employee and customer non-solicitation provisions.

The foregoing description of the Terms of Employment is qualified in its entirety by the full text of the Terms of Employment, which is filed as Exhibit 10.24 in Item 15 of Part IV of this report.

Commitment

In January, 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle that invests in performing, stressed or distressed securities and loans across the global fixed income markets.

Distribution

On February 14, 2021, Global Indemnity Group, LLC’s Board of Directors approved a distribution payment of $0.25 per common share to be paid on March 31, 2021 to all shareholders of record as of the close of business on March 22, 2021.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2020. Based upon that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2020. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2020, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting.  See “Report of Independent Registered Public Accounting Firm” on page 143.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on Internal Control over Financial Reporting

We have audited Global Indemnity Group, LLC’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Global Indemnity Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 12, 2021

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (“2021 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2021 Proxy Statement.

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

The following documents are filed as part of this report:

(a)(1)	The Financial Statements listed in the accompanying index on page 74 are filed as part of this report.
(a)(2)	The Financial Statement Schedules listed in the accompanying index on page 74 are filed as part of this report.

Exhibit No.	Description

3.1	Share Designation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

3.2

Second Amended and Restated LLC Agreement of Global Indemnity Group, LLC (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

4.1+	Description of Securities

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

4.6	Form of 7.875% Subordinated Notes due 2047 (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-34809)).

4.7

Third Supplemental Indenture, dated as of April 25, 2018, by and among the Company, Wells Fargo Bank, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 25, 2018 (File No. 001-34809)).

4.8

Fourth Supplemental Indenture, dated as of August 28, 2020, among Global Indemnity Limited, GBLI Holdings, LLC, New CayCo, Wells Fargo Bank, National Association, as trustee and U.S. Bank, National Association, as trustee, to the Indenture dated as of August 12, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

4.9

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

10.1*

Second Amended and Restated Management Agreement, dated May 6, 2020, by and among Global Indemnity Limited and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34809)).

10.2*

Third Amended and Restated Management Agreement, dated as of August 28, 2020, by and between Global Indemnity Group, LLC and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.3*

Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P. with related Indemnity Letter (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003)(File No. 000-50511)).

10.4*

Global Indemnity Limited Share Incentive Plan, as amended and restated and effective as of November 7, 2016 (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.5*	Global Indemnity Limited 2018 Share Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K dated June 14, 2018 (File No. 001-34809)).

10.6*

Amended and Restated Global Indemnity Group, LLC 2018 Share Incentive Plan, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.7*

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

10.9*

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

10.12*

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

10.15*

Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan (incorporated  by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-50511)).

10.16*

Amendment to Executive Employment Agreement with Thomas M. McGeehan, dated November 7, 2016 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.17*

Amendment to the Executive Employment Agreement with Thomas M. McGeehan, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809)).

10.18*	Cynthia Valko Chief Executive Agreement (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K dated March 9, 2018 (File No. 001-34809)).

10.19*

Amendment to Executive Employment Agreement with Cynthia Y. Valko, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File no. 001-34809).

10.20*

Chief Executive Agreement with Cynthia Y. Valko effective January 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 14, 2020 (File No. 001-34809)).

10.21+	Separation Agreement with Cynthia Y. Valko effective January 15, 2021.

10.22*

Executive Employment Term Sheet with Stephen Green, dated effective as of January 1, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

10.23*

Amendment to the Executive Employment Term Sheet with Stephen Green, dated as of August 28, 2020 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

10.24+	Terms of Employment with Jonathan E. Oltman effective January 19, 2021.

10.25

Institutional Services Customer Agreement dated as of December 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34809)).

10.26

Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-34809)).

10.27

Preferred Interest Purchase Agreement, dated as of August 27, 2020, by and between Global Indemnity Group, LLC and Wyncote LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

21.1+	List of Subsidiaries.

22.1+	List of Co-Issuer Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC

By:	/s/ Jonathan E. Oltman
Name:	Jonathan E. Oltman
Title:	Principal Executive Officer
Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 12, 2021.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman and Director
Saul A. Fox

/s/ Jonathan E. Oltman	Principal Executive Officer
Jonathan E. Oltman

/s/ Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas M. McGeehan

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ Bruce Lederman	Director
Bruce Lederman

/s/ Joseph W. Brown	Director
Joseph W. Brown

/s/ James D. Wehr	Director
James D. Wehr

/s/ Jason B. Hurwitz	Director
Jason B. Hurwitz

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2020
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$195,444	$197,480	$197,480
States, municipalities, and political subdivisions	58,140	61,243	61,243
Mortgage-backed and asset-backed securities	573,311	587,330	587,330
Public utilities	23,638	25,250	25,250
All other corporate bonds	298,476	319,883	319,883
Total fixed maturities	1,149,009	1,191,186	1,191,186
Equity securities:
Public utilities	—	—	—
Industrial and miscellaneous	98,990	98,990	98,990
Total equity securities	98,990	98,990	98,990
Other long-term investments	97,018	97,018	97,018
Total investments	$1,345,017	$1,387,194	$1,387,194

*

Original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts; original cost of equity securities and other long-term investments adjusted for income or loss earned on investments in accordance with equity method of accounting.  All amounts are shown net of impairment losses.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2020
Fixed maturities	$86,434
Equity securities, at fair value	60,379
Other invested assets	60,000
Total investments	206,813
Cash and cash equivalents	1,402
Intercompany note receivable (1)	11,283
Interest receivable – affiliate	57
Equity in unconsolidated subsidiaries (1)	495,138
Receivable for securities	2
Other assets	6,569
Total assets	$721,264
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (1)	$1,440
Other liabilities	1,500
Total liabilities	2,940
Commitments and contingencies	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 shares, liquidation preference: $1,000 per share	4,000
Common shares, par value: no par at December 31, 2020, 900,000,000 common shares authorized; class A common shares issued: 10,263,722; class A common shares outstanding: 10,263,722; class B common shares issued and outstanding: 4,133,366	—
Additional paid-in capital	445,051
Accumulated other comprehensive income, net of tax	34,308
Retained earnings	234,965
Total shareholders' equity	718,324
Total liabilities and shareholders’ equity	$721,264

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2019
Fixed maturities	$30,938
Other invested assets	13,530
Total investments	44,468
Cash and cash equivalents	977
Equity in unconsolidated subsidiaries (1)	1,218,491
Other assets	9,394
Total assets	$1,273,330
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (1)	$3,612
Intercompany notes payable (1)	520,498
Interest payable - affiliates (1)	20,343
Other liabilities	2,068
Total liabilities	546,521
Commitments and contingencies	—
Shareholders’ equity:
Common shares, $0.0001 par value: 900,000,000 common shares authorized; class A common shares issued: 10,282,277; class A common shares outstanding: 10,167,056; class B common shares issued and outstanding: 4,133,366	2
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—
Additional paid-in capital	442,403
Accumulated other comprehensive income, net of tax	17,609
Retained earnings	270,768
Class A common shares in treasury, at cost: 115,221 shares	(3,973)
Total shareholders' equity	726,809
Total liabilities and shareholders’ equity	$1,273,330

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

Year Ended December 31, 2020 (1)
Revenues:
Net investment income	$2,876
Intercompany interest income (2)	57
Net realized investment losses	(1,444)
Other income	1
Total revenues	1,490
Expenses:
Intercompany interest expense (2)	550
Interest expense	218
Corporate and other operating expenses	23,641
Loss on extinguishment of debt	3,060
Loss before equity in earnings of unconsolidated subsidiaries	(25,979)
Equity in earnings of unconsolidated subsidiaries (2)	4,973
Net loss	(21,006)
Other comprehensive income (loss), net of tax:
Unrealized holdings losses arising during the period	(4,581)
Equity in other comprehensive loss of unconsolidated subsidiaries (2)	21,657
Recognition of previously unrealized holding gains	(377)
Other comprehensive income, net of tax	16,699
Comprehensive loss, net of tax	$(4,307)

(1)	Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to December 31, 2020
(2)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
Revenues:
Net investment income	$2,295	$658
Net realized investment gain (losses)	574	(154)
Total revenues	2,869	504
Expenses:
Intercompany interest expense (1)	844	7,034
Interest expense	264	5,960
Other expenses	6,692	11,317
Loss before equity in earnings of unconsolidated subsidiaries	(4,931)	(23,807)
Equity in earnings of unconsolidated subsidiaries (1)	74,946	(32,889)
Net income (loss)	70,015	(56,696)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	872	(499)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	38,520	(19,841)
Reclassification adjustment for (gains) losses included in net income (loss)	(552)	154
Other comprehensive income (loss), net of tax	38,840	(20,186)
Comprehensive income (loss), net of tax	$108,855	$(76,882)

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31, 2020 (1)
Net cash used in operating activities	$(23,602)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	126,834
Proceeds from sale of equity securities	137,533
Proceeds from maturity of fixed maturities	423
Proceeds from other invested assets	1,700
Purchases of fixed maturities	(202,664)
Purchases of equity securities	(168,795)
Purchases of other invested assets	(60,000)
Net cash used in investing activities	(164,969)
Cash flows from financing activities:
Distributions paid to common shareholders	(14,252)
Distributions paid to preferred shareholders	(133)
Issuance of series A cumulative fixed rate preferred shares	4,000
Dividends from subsidiaries	226,000
Capital contribution	(26,466)
Purchase of class A common shares	(153)
Net cash provided by financing activities	188,996
Net change in cash and equivalents	425
Cash and cash equivalents at beginning of period	977
Cash and cash equivalents at end of period	$1,402

(1)	Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to December 31, 2020

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$2,632	$(20,178)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393	32,980
Proceeds from sale of equity securities	10,900	—
Proceeds from maturity of fixed maturities	—	5,431
Proceeds from other invested assets	4,363	1,500
Purchase of fixed maturities	(10,548)	(33,327)
Purchase of equity securities	(41,815)	—
Net cash provided by investing activities	11,293	6,584
Cash flows from financing activities:
Proceeds from notes to affiliates	—	230,000
Debt restructuring	—	(230,000)
Dividends paid to shareholders	(14,222)	(14,027)
Dividends from subsidiaries	—	20,620
Purchase of class A common shares	(947)	(1,867)
Net cash provided by (used in) financing activities	(15,169)	4,726
Net change in cash and equivalents	(1,244)	(8,868)
Cash and cash equivalents at beginning of period	2,221	11,089
Cash and cash equivalents at end of period	$977	$2,221

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2020:
Commercial Specialty	$29,033	$424,994	$139,016	$—
Specialty Property	14,682	45,268	69,211	—
Farm, Ranch & Stable	8,786	44,841	42,499	—
Reinsurance Operations	12,694	147,708	40,769	—
At December 31, 2019:
Commercial Specialty	$27,415	$390,148	$134,433	$—
Specialty Property	18,249	50,334	81,922	—
Farm, Ranch & Stable	9,612	45,601	44,048	—
Reinsurance Operations	15,401	144,098	54,458	—
At December 31, 2018:
Commercial Specialty	$23,059	$417,175	$110,704	$—
Specialty Property	18,161	82,722	88,809	—
Farm, Ranch & Stable	8,897	50,923	40,265	—
Reinsurance Operations	11,559	129,211	42,134	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2020:
Commercial Specialty	$285,694	$155,271	$65,406	$292,216
Specialty Property	131,474	94,540	33,835	121,111
Farm, Ranch & Stable	76,166	47,151	18,473	74,163
Reinsurance Operations	74,365	39,239	23,201	60,677
Total	$567,699	$336,201	$140,915	$548,167
For the year ended December 31, 2019:
Commercial Specialty	$237,758	$108,911	$56,339	$258,719
Specialty Property	140,232	75,426	37,811	140,670
Farm, Ranch & Stable	71,312	42,700	18,307	74,416
Reinsurance Operations	75,960	48,365	19,872	88,284
Total	$525,262	$275,402	$132,329	$562,089
For the year ended December 31, 2018:
Commercial Specialty	$218,357	$114,476	$49,715	$226,827
Specialty Property	128,768	122,709	37,854	127,470
Farm, Ranch & Stable	69,248	41,180	17,536	70,217
Reinsurance Operations	51,402	56,260	12,883	48,033
Total	$467,775	$334,625	$117,988	$472,547

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2020:	$28,392	$41,998
For the year ended December 31, 2019:	42,052	18,888
For the year ended December 31, 2018:	46,342	29,766

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2020:
Property & Liability Insurance	$560,658	$62,271	$69,312	$567,699	12.2%
For the year ended December 31, 2019:
Property & Liability Insurance	$527,018	$78,649	$76,893	$525,262	14.6%
For the year ended December 31, 2018:
Property & Liability Insurance	$483,229	$83,610	$68,156	$467,775	14.6%

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2020:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,754	$146	$—	$—	$2,900
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2019:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,272	$482	$—	$—	$2,754
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	952	—	—	8,992
For the year ended December 31, 2018:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,179	$93	$—	$—	$2,272
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	—	—	—	8,040

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2020	$65,195	$662,811	$—	$291,495
As of December 31, 2019	70,677	630,181	400	314,861
As of December 31, 2018	61,676	680,031	800	281,912

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2020:	$567,699	$28,392	$367,739	$(31,538)	$140,908	$309,456	$548,167
For the year ended December 31, 2019:	525,262	42,052	308,211	(32,809)	132,329	292,183	562,089
For the year ended December 31, 2018:	467,775	46,342	363,423	(28,798)	117,988	301,357	472,547

Note:  All of the Company's insurance subsidiaries are 100% owned and consolidated.