Form 10-Q
period 2021-03-31
Global Indemnity Group, LLC
filed 2021-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 30, 2021, the registrant had outstanding 10,479,999 Class A Common Shares and 3,947,206 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 1,202,472 and 1,149,009; net of allowance for expected credit losses of $0 at March 31, 2021 and December 31, 2020)	$1,214,622	$1,191,186
Equity securities, at fair value	83,449	98,990
Other invested assets	95,522	97,018
Total investments	1,393,593	1,387,194

Cash and cash equivalents	47,465	67,359
Premiums receivable, net of allowance for expected credit losses of $2,772 at March 31, 2021 and $2,900 at December 31, 2020	116,707	109,431
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at March 31, 2021 and December 31, 2020	85,431	88,708
Funds held by ceding insurers	36,689	45,480
Deferred federal income taxes	40,158	34,265
Deferred acquisition costs	65,698	65,195
Intangible assets	20,830	20,962
Goodwill	6,521	6,521
Prepaid reinsurance premiums	14,414	12,881
Other assets	70,140	66,912
Total assets	$1,897,646	$1,904,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$675,908	$662,811
Unearned premiums	297,012	291,495
Ceded balances payable	10,301	8,943
Payable for securities purchased	11,718	4,667
Contingent commissions	4,479	10,832
Debt	126,324	126,288
Other liabilities	75,447	81,548
Total liabilities	$1,201,189	$1,186,584

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,303,832 and 10,263,722 respectively; class A common shares outstanding: 10,293,839 and 10,263,722, respectively; class B common shares issued and outstanding: 4,133,366 and 4,133,366, respectively	—	—
Additional paid-in capital	446,199	445,051
Accumulated other comprehensive income, net of tax	9,853	34,308
Retained earnings	236,688	234,965
Class A common shares in treasury, at cost: 9,993 and 0 shares, respectively	(283)	—
Total shareholders’ equity	696,457	718,324
Total liabilities and shareholders’ equity	$1,897,646	$1,904,908

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2021	2020
Revenues:
Gross written premiums	$163,558	$155,724

Net written premiums	$147,683	$139,112

Net earned premiums	$143,700	$144,468
Net investment income	9,836	10,129
Net realized investment gains (losses)	3,819	(68,162)
Other income	377	165
Total revenues	157,732	86,600

Losses and Expenses:
Net losses and loss adjustment expenses	90,783	77,647
Acquisition costs and other underwriting expenses	54,764	56,412
Corporate and other operating expenses	4,276	4,223
Interest expense	2,595	4,865
Income (loss) before income taxes	5,314	(56,547)
Income tax benefit	(203)	(11,969)
Net income (loss)	$5,517	$(44,578)
Less: preferred stock distributions	110	—
Net income (loss) available to common shareholders	$5,407	$(44,578)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$0.38	$(3.13)
Diluted	$0.37	$(3.13)
Weighted-average number of shares outstanding
Basic	14,380,423	14,249,551
Diluted	14,640,658	14,249,551
Cash dividends/distributions declared per common share	$0.25	$0.25

(1)	For the quarter ended March 31, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2021	2020
Net income (loss)	$5,517	$(44,578)

Other comprehensive loss, net of tax:
Unrealized holding losses	(25,178)	(2,032)
Reclassification adjustment for (gains) losses included in net income (loss)	816	(1,714)
Unrealized foreign currency translation losses	(93)	(1,303)
Other comprehensive loss, net of tax	(24,455)	(5,049)

Comprehensive loss, net of tax	$(18,938)	$(49,627)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2021	2020
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	—
Number of class A common shares issued:
Number at beginning of period	10,263,722	10,282,277
Common shares issued under share incentive plans, net of forfeitures	20,104	—
Common shares issued to directors	20,006	23,127
Number at end of period	10,303,832	10,305,404
Number of class B common shares issued:
Number at beginning and end of period	4,133,366	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$—
Par value of class A common shares:
Balance at beginning and end of period	$—	$1
Par value of class B common shares:
Balance at beginning and end of period	$—	$1
Additional paid-in capital:
Balance at beginning of period	$445,051	$442,403
Share compensation plans	1,148	1,238
Balance at end of period	$446,199	$443,641
Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$34,308	$17,609
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(24,362)	(3,746)
Unrealized foreign currency translation gains (losses)	(93)	(1,303)
Other comprehensive income (loss)	(24,455)	(5,049)
Balance at end of period	$9,853	$12,560
Retained earnings:
Balance at beginning of period	$234,965	$270,768
Net income (loss)	5,517	(44,578)
Preferred share distributions	(110)	—
Dividends / distributions to shareholders (0.25 per share per quarter in 2021 and 2020)	(3,684)	(3,641)
Balance at end of period	$236,688	$222,549
Number of treasury shares:
Number at beginning of period	—	115,221
Class A common shares purchased	9,815	4,724
Forfeited shares	178	—
Number at end of period	9,993	119,945
Treasury shares, at cost:
Balance at beginning of period	$—	$(3,973)
Class A common shares purchased, at cost	(283)	(143)
Balance at end of period	$(283)	$(4,116)
Total shareholders’ equity	$696,457	$674,636

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,517	$(44,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	1,956	1,775
Amortization of debt issuance costs	35	66
Restricted stock and stock option expense	1,148	1,238
Deferred federal income taxes	(203)	(11,969)
Amortization of bond premium and discount, net	1,395	1,399
Net realized investment (gains) losses	(3,819)	68,162
Income from equity method investments, net of distributions	(584)	(710)
Changes in:
Premiums receivable, net	(7,276)	2,704
Reinsurance receivables, net	3,277	864
Funds held by ceding insurers	8,672	182
Unpaid losses and loss adjustment expenses	13,097	9,287
Unearned premiums	5,517	(6,560)
Ceded balances payable	1,358	3,528
Other assets and liabilities	(10,329)	(6,262)
Contingent commissions	(6,353)	(6,087)
Federal income tax receivable/payable	—	5,479
Deferred acquisition costs	(503)	1,062
Prepaid reinsurance premiums	(1,533)	1,204
Net cash provided by operating activities	11,372	20,784
Cash flows from investing activities:
Proceeds from sale of fixed maturities	364,277	124,070
Proceeds from sale of equity securities	37,475	49,546
Proceeds from maturity of fixed maturities	28,721	13,259
Proceeds from other invested assets	2,080	682
Amounts paid in connection with derivatives	(262)	(20,007)
Purchases of fixed maturities	(441,964)	(156,424)
Purchases of equity securities	(17,566)	(10,810)
Net cash (used for) provided by investing activities	(27,239)	316
Cash flows from financing activities:
Net repayments under margin borrowing facility	—	(1,922)
Dividends / distributions paid to common shareholders	(3,634)	(3,555)
Distributions paid to preferred shareholders	(110)	—
Purchases of class A common shares	(283)	(143)
Net cash used for financing activities	(4,027)	(5,620)
Net change in cash and cash equivalents	(19,894)	15,480
Cash and cash equivalents at beginning of period	67,359	44,271
Cash and cash equivalents at end of period	$47,465	$59,751

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

1.	Principles of Consolidation and Basis of Presentation

References to “the Company” refer to Global Indemnity Group, LLC and its subsidiaries.  If prior to August 28, 2020, references to the Company refer to Global Indemnity Limited and its subsidiaries.

Global Indemnity Group, LLC, a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020.  Global Indemnity Group, LLC’s class A common shares are publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for additional information regarding the redomestication.

Global Indemnity Group, LLC is a holding company that is classified as a publicly traded partnership for U.S. federal income tax purposes and meets the qualifying income exception to maintain partnership status.

Global Indemnity Group, LLC owns shares of its direct and indirect subsidiaries, including those of its insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company.

The insurance companies’ primary activity is providing insurance products across a distribution network that includes binding authority, program, brokerage and reinsurance.  The insurance companies are managed through four business segments:  Commercial Specialty, Specialty Property, Farm, Ranch & Stable, and Reinsurance Operations.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3) Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Specialty Property segment offers specialty personal lines property and casualty insurance products through general and specialty agents with specific binding authority.  The Company’s Farm, Ranch & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority. Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. Prior to the redomestication transactions, the Company’s Reinsurance Operations consisted solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance Company, Ltd. (“Global Indemnity Reinsurance”).  As part of the redomestication transactions, Global Indemnity Reinsurance was merged with and into Penn-Patriot Insurance Company ("Penn-Patriot"), with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance's business by the Global Indemnity group of companies’ existing U.S. insurance company subsidiaries.  The Commercial Specialty, Specialty Property, Farm, Ranch & Stable, and Reinsurance Operations segments comprise the Company’s insurance operations.

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

GLOBAL INDEMNITY GROUP, LLC

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters ended March 31, 2021 and 2020 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.  Summary of Significant Accounting Policies

There have been no significant changes to the Company's accounting policies during the current year except for the following:

The receipt of results for investments in limited partnerships and limited liability companies may vary. If results are received on a timely basis, they are included in current results. If they are not received on a timely basis, they are recorded on a one quarter lag. The recording of such results are applied consistently for each investment once the timing of receiving the results has been established.

Please see Note 3 of the notes to the consolidated financial statements in Item 8 Part II of the Company's 2020 Annual Report on Form 10-K for more information on the Company's summary of significant accounting policies.

3.	Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2021
Fixed maturities:
U.S. treasuries	$217,484	$—	$1,629	$(5,953)	$213,160
Agency obligations	10,277	—	—	(404)	9,873
Obligations of states and political subdivisions	62,341	—	2,242	(230)	64,353
Mortgage-backed securities	320,405	—	5,124	(3,498)	322,031
Asset-backed securities	121,597	—	1,223	(311)	122,509
Commercial mortgage-backed securities	103,110	—	3,811	(483)	106,438
Corporate bonds	256,859	—	9,327	(3,038)	263,148
Foreign corporate bonds	110,399	—	3,530	(819)	113,110
Total fixed maturities	$1,202,472	$—	$26,886	$(14,736)	$1,214,622

GLOBAL INDEMNITY GROUP, LLC

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Fixed maturities:
U.S. treasuries	$195,444	$—	$3,125	$(1,089)	$197,480
Obligations of states and political subdivisions	58,140	—	3,170	(67)	61,243
Mortgage-backed securities	351,453	—	7,876	(551)	358,778
Asset-backed securities	116,349	—	1,890	(646)	117,593
Commercial mortgage-backed securities	105,509	—	6,094	(644)	110,959
Corporate bonds	223,387	—	17,703	(373)	240,717
Foreign corporate bonds	98,727	—	5,716	(27)	104,416
Total fixed maturities	$1,149,009	$—	$45,574	$(3,397)	$1,191,186

As of March 31, 2021 and December 31, 2020, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Common stock	$65,072	$60,379
Preferred stock	18,377	11,683
Index funds that invest in fixed maturities	—	26,928
Total	$83,449	$98,990

As of March 31, 2021 and December 31, 2020, the Company held Fannie Mae mortgage pools that totaled as much as 3.2% and 3.9% of shareholders’ equity, respectively.  Excluding the Fannie Mae pools, U.S. treasuries, agency bonds, index funds, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.2% and 1.9% of shareholders' equity at March 31, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,951	$43,345
Due in one year through five years	189,621	197,113
Due in five years through ten years	326,307	324,990
Due in ten years through fifteen years	29,695	29,652
Due after fifteen years	68,786	68,544
Mortgage-backed securities	320,405	322,031
Asset-backed securities	121,597	122,509
Commercial mortgage-backed securities	103,110	106,438
Total	$1,202,472	$1,214,622

GLOBAL INDEMNITY GROUP, LLC

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2021.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total (1)
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$142,149	$(5,953)	$—	$—	$142,149	$(5,953)
Agency obligations	9,873	(404)	—	—	9,873	(404)
Obligations of states and political subdivisions	5,282	(230)	—	—	5,282	(230)
Mortgage-backed securities	165,838	(3,484)	2,589	(14)	168,427	(3,498)
Asset-backed securities	25,749	(89)	12,826	(222)	38,575	(311)
Commercial mortgage-backed securities	19,494	(336)	2,806	(147)	22,300	(483)
Corporate bonds	78,918	(2,864)	4,746	(174)	83,664	(3,038)
Foreign corporate bonds	27,892	(805)	373	(14)	28,265	(819)
Total fixed maturities	$475,195	$(14,165)	$23,340	$(571)	$498,535	$(14,736)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2020.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total (1)
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$81,999	$(1,089)	$—	$—	$81,999	$(1,089)
Obligations of states and political subdivisions	2,588	(67)	—	—	2,588	(67)
Mortgage-backed securities	57,350	(551)	4	—	57,354	(551)
Asset-backed securities	22,268	(389)	13,354	(257)	35,622	(646)
Commercial mortgage-backed securities	10,294	(526)	1,154	(118)	11,448	(644)
Corporate bonds	7,783	(373)	—	—	7,783	(373)
Foreign corporate bonds	885	(27)	—	—	885	(27)
Total fixed maturities	$183,167	$(3,022)	$14,512	$(375)	$197,679	$(3,397)

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

GLOBAL INDEMNITY GROUP, LLC

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $5.6 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of March 31, 2021, gross unrealized losses related to U.S. treasuries were $5.953 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Agency obligations – As of March 31, 2021, gross unrealized losses related to agency obligations were $0.404 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on agency obligations during the period.

Obligations of states and political subdivisions – As of March 31, 2021, gross unrealized losses related to obligations of states and political subdivisions were $0.230 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of March 31, 2021, gross unrealized losses related to mortgage-backed securities were $3.498 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level

GLOBAL INDEMNITY GROUP, LLC

within each deal. The model utilizes HPI-adjusted current LTV, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2021, gross unrealized losses related to asset backed securities were $0.311 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 29.9.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2021, gross unrealized losses related to the CMBS portfolio were $0.483 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 37.9.  This represents the percentage of pool losses that can occur before a mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2021, gross unrealized losses related to corporate bonds were $3.038 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2021, gross unrealized losses related to foreign bonds were $0.819 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

GLOBAL INDEMNITY GROUP, LLC

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2021 and December 31, 2020 was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Net unrealized gains (losses) from:
Fixed maturities	$12,150	$42,177
Foreign currency fluctuations	43	161
Deferred taxes	(2,340)	(8,030)
Accumulated other comprehensive income, net of tax	$9,853	$34,308

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the quarters ended March 31, 2021 and 2020:

Quarter Ended March 31, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income before reclassification, before tax	(31,186)	(118)	(31,304)
Amounts reclassified from accumulated other comprehensive income, before tax	1,159	—	1,159
Other comprehensive income, before tax	(30,027)	(118)	(30,145)
Income tax benefit	5,665	25	5,690
Ending balance, net of tax	$9,819	$34	$9,853

Quarter Ended March 31, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income (loss) before reclassification, before tax	(884)	(1,303)	(2,187)
Amounts reclassified from accumulated other comprehensive income, before tax	(1,932)	—	(1,932)
Other comprehensive income (loss), before tax	(2,816)	(1,303)	(4,119)
Income tax expense	(930)	—	(930)
Ending balance, net of tax	$14,895	$(2,335)	$12,560

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2021 and 2020 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$1,159	$(1,932)
	Income tax expense (benefit)	(343)	218
	Total reclassifications, net of tax	$816	$(1,714)

GLOBAL INDEMNITY GROUP, LLC

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2021 and 2020 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Fixed maturities:
Gross realized gains	$3,378	$2,243
Gross realized losses	(4,537)	(311)
Net realized gains (losses)	(1,159)	1,932
Equity securities:
Gross realized gains	5,673	1,822
Gross realized losses	(1,305)	(51,804)
Net realized gains (losses)	4,368	(49,982)
Derivatives:
Gross realized gains	2,353	13,623
Gross realized losses	(1,743)	(33,735)
Net realized gains (losses) (1)	610	(20,112)
Total net realized investment gains (losses)	$3,819	$(68,162)

(1)	Includes periodic net interest settlements related to the derivatives of $1.4 million and $0.6 million for the quarters ended March 31, 2021 and 2020, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2021 and 2020:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Net gains and (losses) recognized during the period on equity securities	$4,368	$(49,982)
Less: net gains (losses) recognized during the period on equity securities sold during the period	1,376	(4,221)
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$2,992	$(45,761)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2021 and 2020 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Fixed maturities	$364,277	$124,070
Equity securities	37,475	49,546

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2021 and 2020 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Fixed maturities	$6,827	$9,041
Equity securities	675	1,364
Cash and cash equivalents	50	180
Other invested assets	2,997	533
Total investment income	10,549	11,118
Investment expense	(713)	(989)
Net investment income	$9,836	$10,129

GLOBAL INDEMNITY GROUP, LLC

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2021 and 2020 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Net investment income	$9,836	$10,129
Net realized investment gains (losses)	3,819	(68,162)
Change in unrealized holding gains (losses)	(30,145)	(4,119)
Net realized and unrealized investment returns	(26,326)	(72,281)
Total investment return	$(16,490)	$(62,152)
Total investment return % (1)	(1.1%)	(3.9%)
Average investment portfolio (2)	$1,439,613	$1,578,765

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of March 31, 2021 and December 31, 2020, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2021, the Company held insurance enhanced bonds with a market value of approximately $31.4 million which represented 2.2% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $16.4 million of municipal bonds, $7.2 million of commercial mortgage-backed securities, and$7.8 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $31.4 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($3.1 million), Assured Guaranty Corporation ($10.6 million), Federal Home Loan Mortgage Corporation ($15.0 million), Ambac Financial Group ($2.1 million), School Bond Guaranty Program ($0.1 million), and Higher Education State Aid Intercept Program ($0.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2021.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust.  The fair values were as follows as of March 31, 2021 and December 31, 2020:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2021	December 31, 2020
On deposit with governmental authorities	$28,757	$26,966
Held in trust pursuant to third party requirements	91,603	100,234
Letter of credit held for third party requirements	2,512	3,970
Securities held as collateral	—	494
Total	$122,872	$131,664

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

GLOBAL INDEMNITY GROUP, LLC

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $10.6 million and $10.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $24.8 million and $25.0 million at March 31, 2021 and December 31, 2020, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $13.6 million and $15.7 million at March 31, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $30.6 million and $32.7 million at March 31, 2021 and December 31, 2020, respectively.  The carrying value and maximum exposure to loss of a third VIE that invests in REIT qualifying assets was $10.8 million and $10.5 million as of March 31, 2021 and December 31, 2020, respectively. The carrying value and maximum exposure to loss of a fourth VIE, which invests in a broad portfolio of non-investment grade loans, was $60.4 million and $60.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in carrying value recorded in the consolidated statements of operations.

4.Derivative Instruments

Derivatives are used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes.  The Company has interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company also utilizes exchange-traded futures contracts, which give the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions.  The Company posts collateral and settles variation margin in cash on a daily basis equal to the amount of the futures contracts’ change in value scaled by a multiplier.

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)		March 31, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$(14,077)	$213,022	$(16,430)
Futures contracts on bonds (1)	Other assets/liabilities	—	—	28,996	—
Total (2)		$213,022	$(14,077)	$242,018	$(16,430)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position
(2)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

GLOBAL INDEMNITY GROUP, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2021 and 2020:

		Quarters Ended March 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2021	2020
Interest rate swap agreements	Net realized investment gains (losses)	$929	$(9,423)
Futures contracts on bonds	Net realized investment gains (losses)	(319)	(2,399)
Futures contracts on equities	Net realized investment gains (losses)	—	(8,290)
Total		$610	$(20,112)

As of March 31, 2021 and December 31, 2020, the Company is due $2.6 million and $2.8 million, respectively, for funds it needed to post to execute the swap transaction and $16.2 million and $17.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of March 31, 2021, the Company was not utilizing futures contracts.  As of December 31, 2020, the Company posted initial margin of $0.5 million in securities for trading futures contracts with a mark-to-market receivable of less than $0.1 million.  Variation margin is included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY GROUP, LLC

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$213,160	$—	$—	$213,160
Agency obligations	—	9,873	—	9,873
Obligations of states and political subdivisions	—	64,353	—	64,353
Mortgage-backed securities	—	321,422	609	322,031
Commercial mortgage-backed securities	—	106,100	338	106,438
Asset-backed securities	—	122,181	328	122,509
Corporate bonds	—	262,220	928	263,148
Foreign corporate bonds	—	113,110	—	113,110
Total fixed maturities	213,160	999,259	2,203	1,214,622
Equity securities	65,072	18,377	—	83,449
Total assets measured at fair value	$278,232	$1,017,636	$2,203	$1,298,071
Liabilities:
Derivative instruments	$—	$14,077	$—	$14,077
Total liabilities measured at fair value	$—	$14,077	$—	$14,077

	Fair Value Measurements
As of December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$197,480	$—	$—	$197,480
Obligations of states and political subdivisions	—	61,243	—	61,243
Mortgage-backed securities	—	358,778	—	358,778
Commercial mortgage-backed securities	—	110,959	—	110,959
Asset-backed securities	—	117,593	—	117,593
Corporate bonds	—	240,717	—	240,717
Foreign corporate bonds	—	104,416	—	104,416
Total fixed maturities	197,480	993,706	—	1,191,186
Equity securities	87,307	11,683	—	98,990
Total assets measured at fair value	$284,787	$1,005,389	$—	$1,290,176
Liabilities:
Derivative instruments	$—	$16,430	$—	$16,430
Total liabilities measured at fair value	$—	$16,430	$—	$16,430

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

GLOBAL INDEMNITY GROUP, LLC

speeds previously experienced at the interest rate levels projected for the underlying collateral.  The estimated fair value of the derivative instruments, consisting of interest rate swaps, is obtained from a third party financial institution that utilizes observable inputs such as the forward interest rate curve.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$—	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	(39)	—
Amortization of bond premium and discount, net	—	—
Purchases	2,242	—
Sales	—	—
Ending balance	$2,203	—

There were no transfers into or out of Level 3 during the quarters ended March 31, 2021 or 2020.

The investments classified as Level 3 in the above table consist of fixed maturities with unobservable inputs.  The Company does not have access to daily valuations; therefore, market trades, performance of the underlying assets, and key risks are considered in order to estimate fair values of these debt instruments.

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$126,324	$132,252	$126,288	$132,008
Total	$126,324	$132,252	$126,288	$132,008

(1)	As of March 31, 2021 and December 31, 2020, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.7 million, respectively.

The subordinated notes due 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

GLOBAL INDEMNITY GROUP, LLC

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$10,636	$14,214	$10,808	$14,214
Distressed Debt Fund, LP (2)	13,641	17,000	15,721	17,000
Mortgage Debt Fund, LP (3)	10,843	—	10,489	—
Credit Fund, LLC (4)	60,402	—	60,000	—
Global Debt Fund, LP (5)	—	25,000	—	—
Total	$95,522	$56,214	$97,018	$31,214

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

(5)

This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets.  The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment.  In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared.  Information for the Credit Fund, LLC is received on a timely basis and is included in current results.  The investment income associated with these limited liability companies and limited partnerships is reflected in the consolidated statements of operations in the amounts of $3.0 million and $0.5 million for the quarters ended March 31, 2021 and 2020, respectively.

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

GLOBAL INDEMNITY GROUP, LLC

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

During the quarters ended March 31, 2021 and 2020, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.Allowance for Expected Credit Losses - Premiums Receivable and Reinsurance Receivables

For premiums receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premiums receivable for the quarter ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$2,900	$2,754
Current period provision for expected credit losses	88	162
Write-offs	(216)	(170)
Ending balance	$2,772	$2,746

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

GLOBAL INDEMNITY GROUP, LLC

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$8,992	$8,992
Current period provision for expected credit losses	—	—
Write-offs	—	—
Ending balance	$8,992	$8,992

7.Income Taxes

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

As of March 31, 2021, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 19% in the United Kingdom, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters ended March 31, 2021 and 2020 were as follows:

Quarter Ended March 31, 2021 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$—	$163,558	$—	$163,558
Net written premiums	$—	$147,683	$—	$147,683
Net earned premiums	$—	$143,700	$—	$143,700
Net investment income	—	9,836	—	9,836
Net realized investment gains	—	3,819	—	3,819
Other income	—	377	—	377
Total revenues	—	157,732	—	157,732
Losses and Expenses:
Net losses and loss adjustment expenses	—	90,783	—	90,783
Acquisition costs and other underwriting expenses	—	54,764	—	54,764
Corporate and other operating expenses	—	4,276	—	4,276
Interest expense	—	2,595	—	2,595
Income before income taxes	$—	$5,314	$—	$5,314

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended March 31, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$17,517	$138,207	$—	$155,724
Net written premiums	$17,517	$121,595	$—	$139,112
Net earned premiums	$23,855	$120,613	$—	$144,468
Net investment income	6,376	7,250	(3,497)	10,129
Net realized investment losses	(3,710)	(64,452)	—	(68,162)
Other income (loss)	(318)	483	—	165
Total revenues	26,203	63,894	(3,497)	86,600
Losses and Expenses:
Net losses and loss adjustment expenses	12,562	65,085	—	77,647
Acquisition costs and other underwriting expenses	8,549	47,863	—	56,412
Corporate and other operating expenses	1,127	3,096	—	4,223
Interest expense	342	8,020	(3,497)	4,865
Income (loss) before income taxes	$3,623	$(60,170)	$—	$(56,547)

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Deferred income tax benefit:
U.S. Federal	$(203)	$(11,969)
Total deferred income tax benefit	(203)	(11,969)
Total income tax benefit	$(203)	$(11,969)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2021		2020
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$1,116	21.0%	$(12,635)	22.3%
Adjustments:
Tax exempt interest	—	—	(1)	—
Dividend exclusion	(17)	(0.3)	(71)	0.1
Non-deductible interest	—	—	679	(1.1)
Parent income treated as partnership for tax	(1,367)	(25.7)	—	—
Other	65	1.2	59	(0.1)
Effective income tax benefit	$(203)	(3.8%)	$(11,969)	21.2%

The effective income tax benefit rate for the quarter ended March 31, 2021 was (3.8%), compared with an effective income tax benefit rate of 21.2% for the quarter ended March 31, 2020. The decrease in the income tax benefit rate for the quarter ended March 31, 2021 was primarily driven by higher pre-tax income for the Company’s U.S. subsidiaries of $5.3 million for the quarter ended March 31, 2021 as compared to a pre-tax loss of $60.2 million for the same period in 2020. The $5.3 million of pretax income for the quarter ended March 31, 2021 included $6.5 million from Global Indemnity Group, LLC which has elected to be a partnership.  Income earned by Global Indemnity Group, LLC passes through to its shareholders.  The increase in pre-tax income in the U.S. subsidiaries is primarily due to the U.S. subsidiaries incurring net realized investment losses of $64.5 million during the quarter ended March 31, 2020 which primarily resulted from the

GLOBAL INDEMNITY GROUP, LLC

impact of changes in fair value on equity securities and derivatives due to disruption in the global financial markets as a result of COVID-19.

The Company has a net operating loss (“NOL”) carryforward of $27.7 million as of March 31, 2021, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2020 was $26.2 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $4.9 million and $5.6 million as of March 31, 2021 and December 31, 2020, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

8.Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$662,811	$630,181
Less: Ceded reinsurance receivables	82,158	76,273
Net balance at beginning of period	580,653	553,908
Incurred losses and loss adjustment expenses related to:
Current year	94,194	78,247
Prior years	(3,411)	(600)
Total incurred losses and loss adjustment expenses	90,783	77,647
Paid losses and loss adjustment expenses related to:
Current year	21,719	22,034
Prior years	53,230	48,806
Total paid losses and loss adjustment expenses	74,949	70,840
Net balance at end of period	596,487	560,715
Plus: Ceded reinsurance receivables	79,421	78,753
Balance at end of period	$675,908	$639,468

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the first quarter of 2021, the Company reduced its prior accident year loss reserves by $3.4 million, which consisted of a $0.4 million decrease related to Commercial Specialty, a $1.6 million decrease related to Specialty Property, a $0.7 million decrease related to Farm, Ranch & Stable, and a $0.6 million decrease related to Reinsurance Operations.

The $0.4 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

Property:  A $0.2 million decrease in total reflects decreases of $2.6 million in the 2017 and 2019 through 2020 accident years mainly recognizing better than expected claims severity, mostly offset by an increase in the 2018 accident year, which reflects an increase in the ultimate for Hurricane Michael.

•	Professional: A $0.2 million decrease primarily in the 2019 and 2020 accident years mainly reflecting lower than anticipated claims severity.

The $1.6 million decrease of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $1.2 million reduction mostly in the 2018 accident year primarily reflects lower than anticipated claims severity.

GLOBAL INDEMNITY GROUP, LLC

•

Property: A $0.4 million decrease mostly in the non-catastrophe reserve segments.  The reductions were primarily in the 2016 through 2019 accident years mainly due to lower than expected claims severity partially offset by an increase in the 2020 accident year driven by higher than anticipated claims severity.

The $0.7 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•

Property: A $0.7 million decrease in total reflects subrogation recoveries of $1.1 million in the catastrophe reserve category from the California Thomas wildfire loss in the 2017 accident year and a decrease of $0.5 million in the 2019 accident year primarily recognizing a lower than expected claims severity.  These decreases were partially offset by increases in the 2018 and 2020 accident years mainly due to higher than anticipated claims severity.

The $0.6 million decrease in prior accident year loss reserves related to Reinsurance Operations were primarily based on a review of the experience reported from cedants.  There was a $0.6 million decrease in the property lines mainly in the 2011 and 2017 through 2018 accident years, partially offset by an increase in the 2010 and 2019 accident years.  In total, the property catastrophe segments decreased $2.6 million and the other property segments increased $2.0 million.

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

Farm, Ranch & Stable had immaterial increases and decreases in prior accident year loss reserves.

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

GLOBAL INDEMNITY GROUP, LLC

9.Shareholders’ Equity

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the quarter ended March 31, 2021:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	6,720	(2)	$28.59	—	—
March 1-31, 2021	3,095	(2)	$29.40	—	—
Total	9,815		$28.85	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the quarter ended March 31, 2020:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	3,124	(2)	$29.63	—	—
February 1-29, 2020	1,600	(2)	$31.13	—	—
Total	4,724		$30.14	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

There were no class B common shares that were surrendered or repurchased during the quarters ended March 31, 2021 or 2020.

As of March 31, 2021, Global Indemnity Group, LLC’s class A common shares were held by approximately 180 shareholders of record. There were four holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of March 31, 2021.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of March 31, 2021.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends / Distributions

Distribution payments of $0.25 per common share were declared during the quarter ended March 31, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
Various (1)	Various	Various	114
Total			$3,684

(1)	Represents distributions declared on unvested shares, net of forfeitures.

GLOBAL INDEMNITY GROUP, LLC

Dividend payments of $0.25 per common share were declared during the quarter ended March 31, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 9, 2020	March 24, 2020	March 31, 2020	$3,539
Various (1)	Various	Various	102
Total			$3,641
(1)	Represents dividends declared on unvested shares, net of forfeitures.

As of March 31, 2021 and December 31, 2020, accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.8 million and $0.7 million, respectively.  Accrued preferred distributions were less than $0.1 million as of both March 31, 2021 and December 31, 2020 and were included in other liabilities on the consolidated balance sheets.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for more information on the Company’s dividend program.
10.	Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.9% of the voting power of Global Indemnity Group, LLC as of March 31, 2021.  The Fox Paine Entities control the election of all of Global Indemnity Group, LLC’s Directors due to their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

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

Management fee expense of $0.7 million and $0.5 million was incurred during the quarters ended March 31, 2021 and 2020, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.1 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors or Global Indemnity Limited’s Audit Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC are reviewed and approved by either Global Indemnity Group, LLC’s Conflicts Committee or Audit Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and was not a member of Global Indemnity Limited’s Audit Committee and recused himself from the Board of Directors’ deliberations).

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of March 31, 2021, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of March 31, 2021, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets.  As of March 31, 2021, the Company has not funded this commitment leaving $25 million as unfunded.

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
12.	Share-Based Compensation Plan

Options

During the first quarter of 2021, the Company granted 140,000 Performance-Based Options under the Plan.  The Performance-Based Options vest in 33% increments over a three-year period subject to the achievement of certain underwriting results and expire ten years after the grant date or the occurrence of certain events specified in the agreement, whichever is earlier. No stock options were awarded during the quarter ended March 31, 2020. 300,000 unvested options were forfeited during the quarter ended March 31, 2021. No unvested stock options were forfeited during the quarter ended March 31, 2020.

GLOBAL INDEMNITY GROUP, LLC

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares granted to key employees during the quarters ended March 31, 2021 and 2020 and there were no restricted stock units granted to key employees during the quarter ended March 31, 2021.

During the quarter ended March 31, 2020, the Company granted 94,281 restricted stock units, with a weighted average grant date value of $29.63 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years.  One third of these restricted stock units vested on January 1, 2021.  One third of these restricted stock units will each vest on January 1, 2022 and January 1, 2023.  The remaining 90,906 restricted stock units vest as follows:

•	16.5% vested on January 1, 2021. 16.5% and 17.0% of the restricted stock units will vest on January 1, 2022 and January 1, 2023, respectively.
•	Subject to Board approval, 50% of restricted stock units will vest 100%, no later than March 15, 2023, following a re-measurement of 2019 results as of December 31, 2022.

During the quarter ended March 31, 2021, there were 20,437 restricted stock units that became fully vested. Upon vesting the restricted stock units converted to restricted class A common shares. During the quarter ended March 31, 2020, there were no restricted stock units that vested.

During the quarters ended March 31, 2021 and 2020, the Company granted 20,006 and 23,127 class A common shares, respectively, at a weighted average grant date value of $28.32 and $29.19 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the quarters ended March 31, 2021 and 2020, the vesting of 4,903 shares and 6,422 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2021 and 2020 were fully vested but are subject to certain restrictions.

13.Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2021	2020
Numerator:
Net income (loss)	$5,517	$(44,578)
Less: preferred stock distributions	110	—
Net income (loss) available to common shareholders	$5,407	$(44,578)

Denominator:
Weighted average shares for basic earnings per share	14,380,423	14,249,551
Non-vested restricted stock	10,065	—
Non-vested restricted stock units	137,839	—
Options	112,331	—
Weighted average shares for diluted earnings per share (1)	14,640,658	14,249,551

Earnings per share - Basic	$0.38	$(3.13)
Earnings per share - Diluted	$0.37	$(3.13)

(1)	For the quarter ended March 31, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

If the Company had not incurred a loss in the quarter ended March 31, 2020, 14,417,506 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation for the quarter ended March 31, 2020 would have included 16,298 shares of non-vested restricted stock, 29,261 shares of non-vested restricted stock units, and 122,396 share equivalents for options.

GLOBAL INDEMNITY GROUP, LLC

The weighted average shares outstanding used to determine dilutive earnings per share does not include 540,000 shares and 500,000 options for the quarters ended March 31, 2021 and 2020, respectively, which were deemed to be anti-dilutive.

14.	Segment Information

The insurance companies are managed through four business segments.  Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Specialty Property offers specialty personal lines property and casualty insurance products.  Farm, Ranch & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.

The following are tabulations of business segment information for the quarters ended March 31, 2021 and 2020:

Quarter Ended March 31, 2021 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$87,332	$33,358	$21,002	$21,866		$163,558
Net written premiums	$78,515	$29,699	$17,603	$21,866		$147,683
Net earned premiums	$76,150	$30,591	$18,141	$18,818		$143,700
Other income (loss)	—	430	34	(56)		408
Total revenues	76,150	31,021	18,175	18,762		144,108
Losses and Expenses:
Net losses and loss adjustment expenses	53,235	14,478	11,801	11,269		90,783
Acquisition costs and other underwriting expenses	28,177	13,039	6,986	6,562		54,764
Income (loss) from segments	$(5,262)	$3,504	$(612)	$931		$(1,439)
Unallocated Items:
Net investment income						9,836
Net realized investment gains						3,819
Other loss						(31)
Corporate and other operating expenses						(4,276)
Interest expense						(2,595)
Income before income taxes						5,314
Income tax benefit						203
Net income						5,517

Segment assets	$856,180	$217,190	$147,697	$281,543		$1,502,610
Corporate assets						395,036
Total assets						$1,897,646

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended March 31, 2020 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$80,831	$35,243	$22,133	$17,517		$155,724
Net written premiums	$72,483	$30,007	$19,105	$17,517		$139,112
Net earned premiums	$67,714	$34,216	$18,683	$23,855		$144,468
Other income (loss)	—	427	36	(295)		168
Total revenues	67,714	34,643	18,719	23,560		144,636
Losses and Expenses:
Net losses and loss adjustment expenses	37,435	17,498	9,610	13,104		77,647
Acquisition costs and other underwriting expenses	25,993	14,232	7,638	8,549		56,412
Income (loss) from segments	$4,286	$2,913	$1,471	$1,907		$10,577
Unallocated Items:
Net investment income						10,129
Net realized investment loss						(68,162)
Other loss						(3)
Corporate and other operating expenses						(4,223)
Interest expense						(4,865)
Loss before income taxes						(56,547)
Income tax benefit						11,969
Net loss						(44,578)

Segment assets	$730,202	$209,758	$135,731	$276,640		$1,352,331
Corporate assets						676,173
Total assets						$2,028,504

(1)	External business only, excluding business assumed from affiliates.
15.	New Accounting Pronouncements

Accounting Standards Adopted in 2021

In December, 2019, the FASB issued updated guidance related to the accounting for income taxes.  The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters.  The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2021. The adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

16.  Subsequent Events

On April 19, 2021, the Company announced that David S. Charlton was named chief executive of the Company’s insurance operations and was appointed to serve as the principal executive officer of the Company. Furthermore, in connection with Mr. Charlton’s appointment, the board of directors of Global Indemnity Group, LLC (the “Board”) has increased the size of the Board from six to seven directors and appointed Mr. Charlton to fill the newly-created directorship, in each case, with effect as of execution of the CEO Agreement. In connection with Mr. Charlton’s appointment, Global Indemnity Group, LLC, Penn-Patriot Insurance Company (“Penn-Patriot”) and Mr. Charlton executed a Chief Executive Officer Agreement (the “CEO Agreement”) on April 19, 2021. The CEO Agreement provides for an employment term from April 19, 2021 through December 31, 2026.  The CEO Agreement provides for an annual base salary and an annual target bonus opportunity payable based on the achievement of certain underwriting results as determined by the Board.  The CEO Agreement provides for a grant of 2,000,000 Penn-Patriot book value appreciation rights (the “BVARs”) with an aggregate initial notional value equal to approximately 4% of Penn-Patriot’s book value, which entitle Mr. Charlton to a payment based on the value of the

GLOBAL INDEMNITY GROUP, LLC

per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value, calculated in accordance with the CEO Agreement. The BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and Mr. Charlton’s continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “change in control” of Penn-Patriot (as defined in the CEO Agreement) and a specified portion may vest in the event Mr. Charlton is terminated by Penn-Patriot without cause.

On May 7, 2021, the Company amended and restated the CEO Agreement to increase the number of BVARs granted to Mr. Charlton from 2,000,000 to 2,500,000, with such BVARs having an aggregate initial notional value equal to approximately 5% of Penn-Patriot’s book value.

GLOBAL INDEMNITY GROUP, LLC

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.  For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Developments

COVID-19

The global outbreak of COVID-19 continues to present significant risks to the Company. The COVID-19 pandemic may affect the Company’s operations indefinitely.  The Company may experience reductions in premium volume, delays in the collection of premiums, and increases in COVID-19 related claims.  Any resulting volatility in the global financial markets may negatively impact the market value of the Company’s investment portfolio and may result in net realized investment losses as well as a decline in the liquidity of the investment portfolio.  All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, distribution, marketing, customers and agents, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and such effects could exist for an extended period of time even after the pandemic ends.

Appointment of Chief Executive

On April 19, 2021, the Company announced that David S. Charlton was named chief executive of the Company’s insurance operations and was appointed to serve as the principal executive officer of the Company. Furthermore, in connection with Mr. Charlton’s appointment, the board of directors of Global Indemnity Group, LLC (the “Board”) has increased the size of the Board from six to seven directors and appointed Mr. Charlton to fill the newly-created directorship, in each case, with effect as of execution of the CEO Agreement.

Distributions

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021.  Dividends / distributions paid were $3.6 million during the quarter ended March 31, 2021.   In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2021.

AM Best Rating

AM Best has seven Rating Categories in the AM Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  On April 21, 2021, AM Best affirmed the financial strength rating of "A" (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 190 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale

GLOBAL INDEMNITY GROUP, LLC

general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, primarily via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 205 agents, primarily comprised of wholesale general agents, with specific binding authority.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation.  For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no significant changes to any of these policies or underlying methodologies during the current year except for the following:

The receipt of results for investments in limited partnerships and limited liability companies may vary. If results are received on a timely basis, they are included in current results. If they are not received on a timely basis, they are recorded on a one

GLOBAL INDEMNITY GROUP, LLC

quarter lag. The recording of such results is applied consistently for each investment once the timing of receiving the results has been established.

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Gross written premiums	$163,558	$155,724	5.0%

Net written premiums	$147,683	$139,112	6.2%

Net earned premiums	$143,700	$144,468	(0.5%)
Other income	408	168	142.9%
Total revenues	144,108	144,636	(0.4%)

Losses and expenses:
Net losses and loss adjustment expenses	90,783	77,647	16.9%
Acquisition costs and other underwriting expenses	54,764	56,412	(2.9%)
Underwriting income (loss)	(1,439)	10,577	(113.6%)

Net investment income	9,836	10,129	(2.9%)
Net realized investment gains (losses)	3,819	(68,162)	105.6%
Other loss	(31)	(3)	NM
Corporate and other operating expenses	(4,276)	(4,223)	1.3%
Interest expense	(2,595)	(4,865)	(46.7%)
Income (loss) before income taxes	5,314	(56,547)	109.4%

Income tax expense (benefit)	(203)	(11,969)	(98.3%)
Net income (loss)	$5,517	$(44,578)	112.4%

Underwriting Ratios:
Loss ratio (1):	63.1%	53.7%
Expense ratio (2)	38.1%	39.0%
Combined ratio (3)	101.2%	92.7%

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

GLOBAL INDEMNITY GROUP, LLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020	% Change
Gross written premiums (1)
Commercial Specialty	$87,332	$80,831	8.0%
Specialty Property	33,358	35,243	(5.3%)
Farm, Ranch & Stable	21,002	22,133	(5.1%)
Reinsurance (3)	21,866	17,517	24.8%
Total gross written premiums	$163,558	$155,724	5.0%

Ceded written premiums
Commercial Specialty	$8,817	$8,348	5.6%
Specialty Property	3,659	5,236	(30.1%)
Farm, Ranch & Stable	3,399	3,028	12.3%
Reinsurance (3)	—	—	—
Total ceded written premiums	$15,875	$16,612	(4.4%)

Net written premiums (2)
Commercial Specialty	$78,515	$72,483	8.3%
Specialty Property	29,699	30,007	(1.0%)
Farm, Ranch & Stable	17,603	19,105	(7.9%)
Reinsurance (3)	21,866	17,517	24.8%
Total net written premiums	$147,683	$139,112	6.2%

Net earned premiums
Commercial Specialty	$76,150	$67,714	12.5%
Specialty Property	30,591	34,216	(10.6%)
Farm, Ranch & Stable	18,141	18,683	(2.9%)
Reinsurance (3)	18,818	23,855	(21.1%)
Total net earned premiums	$143,700	$144,468	(0.5%)
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 5.0% for the quarter ended March 31, 2021 as compared to same period in 2020.  This increase is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty as well as the organic growth of an existing casualty treaty and the assumption of two new smaller casualty treaties within Reinsurance Operations.  This growth in premiums was partially offset by the continued reduction of catastrophe exposed business within both Specialty Property and Farm, Ranch & Stable, the continued reduction in business not providing an adequate return on capital within Specialty Property, and actions taken by Commercial Specialty to reduce risk and increase profitability of Property Brokerage.

GLOBAL INDEMNITY GROUP, LLC

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended March 31,		Point
(Dollars in thousands)	2021	2020	Change
Commercial Specialty	89.9%	89.7%	0.2
Specialty Property	89.0%	85.1%	3.9
Farm, Ranch & Stable	83.8%	86.3%	(2.5)
Reinsurance	100.0%	100.0%	—
Total	90.3%	89.3%	1.0

The net premium retention for the quarter ended March 31, 2021 increased by 1.0 points, as compared to the same period in 2020.  This increase in retention is primarily driven by the restructuring of the Company’s catastrophe reinsurance treaties which occurred on June 1, 2020 as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 12.5% for the quarter ended March 31, 2021 as compared to the same period in 2020.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs partially offset by a reduction in Property Brokerage’s net earned premiums as a result of actions taken to reduce risk and increase profitability.  Property net earned premiums were $34.5 million and $30.5 million for the quarters ended March 31, 2021 and 2020, and, respectively. Casualty net earned premiums were $41.6 million and $37.2 million for the quarters ended March 31, 2021 and 2020, respectively.

Net earned premiums within the Specialty Property segment decreased by 10.6% for the quarter ended March 31, 2021 as compared to the same period in 2020 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital.  Property net earned premiums were $28.7 million and $31.7 million for the quarters ended March 31, 2021 and 2020, respectively. Casualty net earned premiums were $1.8 million and $2.6 million for the quarters ended March 31, 2021 and 2020, respectively.

Net earned premiums within the Farm, Ranch & Stable segment decreased by 2.9% for the quarter ended March 31, 2021, as compared to the same period in 2020. The decrease in net earned premiums was primarily due to the continued reduction of catastrophe exposed business.  Property net earned premiums were $13.6 million and $13.4 million for the quarters ended March 31, 2021 and 2020, respectively. Casualty net earned premiums were $4.6 million and $5.3 million for the quarters ended March 31, 2021 and 2020, respectively.

Net earned premiums within the Reinsurance Operations segment decreased by 21.1% for the quarter ended March 31, 2021 as compared to the same period in 2020 primarily due to the non-renewal of its property catastrophe treaties partially offset by the organic growth of an existing casualty treaty.  Property net earned premiums were $2.0 million and $10.0 million for the quarters ended March 31, 2021 and 2020, respectively.  Casualty net earned premiums were $16.8 million and $13.9 million for the quarters ended March 31, 2021 and 2020, respectively.

GLOBAL INDEMNITY GROUP, LLC

Reserves

Management’s best estimate at March 31, 2021 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $675.9 million and $596.5 million, respectively, as of March 31, 2021.  A breakout of the Company’s gross and net reserves, as of March 31, 2021, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$165,411	$272,147	$437,558
Specialty Property	14,298	27,375	41,673
Farm, Ranch & Stable	13,168	34,640	47,808
Reinsurance Operations	48,624	100,245	148,869
Total	$241,501	$434,407	$675,908

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$133,720	$239,433	$373,153
Specialty Property	11,716	23,225	34,941
Farm, Ranch & Stable	11,672	27,852	39,524
Reinsurance Operations	48,624	100,245	148,869
Total	$205,732	$390,755	$596,487

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $94.2 million for claims occurring during the quarter ended March 31, 2021:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(13,659)	(9,185)	(4,710)	(236)	4,239
	-3%	(11,963)	(7,395)	(2,826)	1,743	6,311
	-2%	(11,116)	(6,500)	(1,884)	2,732	7,348
	-1%	(10,268)	(5,605)	(942)	3,721	8,384
	0%	(9,420)	(4,710)	—	4,710	9,420
	1%	(8,572)	(3,815)	942	5,699	10,456
	2%	(7,724)	(2,920)	1,884	6,688	11,492
	3%	(6,877)	(2,025)	2,826	7,677	12,529
	5%	(5,181)	(236)	4,710	9,656	14,601

The Company’s net reserves for losses and loss adjustment expenses of $596.5 million as of March 31, 2021 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Results

Commercial Specialty

The components of income and loss from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Gross written premiums	$87,332	$80,831	8.0%

Net written premiums	$78,515	$72,483	8.3%

Net earned premiums	$76,150	$67,714	12.5%
Total revenues	76,150	67,714	12.5%

Losses and expenses:
Net losses and loss adjustment expenses	53,235	37,435	42.2%
Acquisition costs and other underwriting expenses	28,177	25,993	8.4%
Underwriting income (loss)	$(5,262)	$4,286	NM

	Quarters Ended March 31,		Point
	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	70.4%	55.3%	15.1
Prior accident year	(0.5%)	—%	(0.5)
Calendar year loss ratio	69.9%	55.3%	14.6
Expense ratio	37.0%	38.4%	(1.4)
Combined ratio	106.9%	93.7%	13.2

NM – not meaningful

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

	Quarters Ended March 31,
	2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$20,292	58.8%	$12,249	40.1%
Effect of prior accident year	(1,563)	(4.5%)	(359)	(1.2%)
Non catastrophe property losses and ratio (2)	$18,729	54.3%	$11,890	38.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$10,304	29.8%	$3,713	12.2%
Effect of prior accident year	1,323	3.8%	338	1.1%
Catastrophe losses and ratio (2)	$11,627	33.6%	$4,051	13.3%

Total property losses and ratio excluding the effect of prior accident year (1)	$30,596	88.6%	$15,962	52.3%
Effect of prior accident year	(240)	(0.7%)	(21)	(0.1%)
Total property losses and ratio (2)	$30,356	87.9%	$15,941	52.2%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$23,049	55.4%	$21,473	57.7%
Effect of prior accident year	(170)	(0.4%)	21	0.1%
Total Casualty losses and ratio (2)	$22,879	55.0%	$21,494	57.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$53,645	70.4%	$37,435	55.3%
Effect of prior accident year	(410)	(0.5%)	—	—%
Total net losses and loss adjustment expense and total loss ratio (2)	$53,235	69.9%	$37,435	55.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Property losses
Non-catastrophe	$20,292	$12,249	65.7%
Catastrophe	10,304	3,713	177.5%
Property losses	30,596	15,962	91.7%
Casualty losses	23,049	21,473	7.3%
Total accident year losses	$53,645	$37,435	43.3%

	Quarters Ended March 31,		Point
	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	58.8%	40.1%	18.7
Catastrophe	29.8%	12.2%	17.6
Property loss ratio	88.6%	52.3%	36.3
Casualty loss ratio	55.4%	57.7%	(2.3)
Total accident year loss ratio	70.4%	55.3%	15.1

The current accident year non-catastrophe property loss ratio increased by 18.7 points during the quarter ended March 31, 2021 as compared to the same period in 2020 reflecting a higher claims frequency and severity in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 17.6 points during the quarter ended March 31, 2021 as compared to the same period in 2020 due to a higher claims frequency in the first accident quarter compart to last year, primarily driven by the February Texas winter storms.  The impact of the PCS Catastrophe Event 2117, which was a freeze storm that affected Texas and several other nearby states during February 16-20, 2020, was an increase of 23.9 points to the loss ratio.

The current accident year casualty loss ratio improved by 2.3 points during the quarter ended March 31, 2021 as compared to the same period in 2020 due to a lower claims severity for the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2021 includes a decrease of $0.4 million, or 0.5 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2020 includes a net decrease of zero related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 1.4 points from 38.4% for the quarter ended March 31, 2020 to 37.0% for the quarter ended March 31, 2021. The improvement in the expense ratio is primarily due to higher earned premiums.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Commercial Specialty’s business, financial condition, and results of operation.

There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the

GLOBAL INDEMNITY GROUP, LLC

Company’s Commercial Specialty policies, or other conditions included in these policies that would otherwise preclude coverage.

Specialty Property

The components of income from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Gross written premiums	$33,358	$35,243	(5.3%)

Net written premiums	$29,699	$30,007	(1.0%)

Net earned premiums	$30,591	$34,216	(10.6%)
Other income	430	427	0.7%
Total revenues	31,021	34,643	(10.5%)

Losses and expenses:
Net losses and loss adjustment expenses	14,478	17,498	(17.3%)
Acquisition costs and other underwriting expenses	13,039	14,232	(8.4%)
Underwriting income	$3,504	$2,913	20.3%

	Quarters Ended March 31,		Point
	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	52.7%	51.1%	1.6
Prior accident year	(5.4%)	—%	(5.4)
Calendar year loss ratio	47.3%	51.1%	(3.8)
Expense ratio	42.6%	41.6%	1.0
Combined ratio	89.9%	92.7%	(2.8)

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

	Quarters Ended March 31,
	2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$12,694	44.2%	$14,393	45.5%
Effect of prior accident year	(285)	(1.0%)	338	1.1%
Non catastrophe property losses and ratio (2)	$12,409	43.2%	$14,731	46.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,424	8.4%	$2,079	6.6%
Effect of prior accident year	(126)	(0.4%)	31	0.1%
Catastrophe losses and ratio (2)	$2,298	8.0%	$2,110	6.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$15,118	52.6%	$16,472	52.1%
Effect of prior accident year	(411)	(1.4%)	369	1.2%
Total property losses and ratio (2)	$14,707	51.2%	$16,841	53.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$997	54.1%	$1,026	40.0%
Effect of prior accident year	(1,226)	(66.5%)	(369)	(14.4%)
Total Casualty losses and ratio (2)	$(229)	(12.4%)	$657	25.6%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$16,115	52.7%	$17,498	51.1%
Effect of prior accident year	(1,637)	(5.4%)	—	—%
Total net losses and loss adjustment expense and total loss ratio (2)	$14,478	47.3%	$17,498	51.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.4 million for each of the quarters ended March 31, 2021 and 2020.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Property losses
Non-catastrophe	$12,694	$14,393	(11.8%)
Catastrophe	2,424	2,079	16.6%
Property losses	15,118	16,472	(8.2%)
Casualty losses	997	1,026	(2.8%)
Total accident year losses	$16,115	$17,498	(7.9%)

	Quarters Ended March 31,		Point
	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	44.2%	45.5%	(1.3)
Catastrophe	8.4%	6.6%	1.8
Property loss ratio	52.6%	52.1%	0.5
Casualty loss ratio	54.1%	40.0%	14.1
Total accident year loss ratio	52.7%	51.1%	1.6

The current accident year non-catastrophe property loss ratio improved by 1.3 points during the quarter ended March 31, 2021 as compared to the same period in 2020 reflecting a lower claims frequency in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 1.8 points during the quarter ended March 31, 2021 as compared to the same period in 2020 due to a higher claims frequency in the first accident quarter compared to last year, mainly driven by the February Texas winter storms.  The impact of the PCS Catastrophe Event 2117, which was a freeze storm that affected Texas and several other nearby states during February 16-20, 2020, was an increase of 4.8 points to the loss ratio.

The current accident year casualty loss ratio increased by 14.1 points during the quarter ended March 31, 2021 as compared to the same period in 2020.  Specialty Property experienced lower than expected claims frequency and severity in the first accident quarter of 2020.

The calendar year loss ratio for the quarter ended March 31, 2021 includes a decrease of $1.6 million, or 5.4 percentage points related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2020 includes a net decrease of zero related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment increased 1.0 points from 41.6% for the quarter ended March 31, 2020 to 42.6% for the quarter ended March 31, 2021 primarily due to a reduction in earned premiums.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Farm, Ranch & Stable

The components of income and loss from the Company’s Farm, Ranch & Stable segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Gross written premiums	$21,002	$22,133	(5.1%)

Net written premiums	$17,603	$19,105	(7.9%)

Net earned premiums	$18,141	$18,683	(2.9%)
Other income	34	36	(5.6%)
Total revenues	18,175	18,719	(2.9%)

Losses and expenses:
Net losses and loss adjustment expenses	11,801	9,610	22.8%
Acquisition costs and other underwriting expenses	6,986	7,638	(8.5%)
Underwriting income (loss)	$(612)	$1,471	(141.6%)

	Quarters Ended March 31,		Point
	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	69.2%	51.4%	17.8
Prior accident year	(4.1%)	—%	(4.1)
Calendar year loss ratio	65.1%	51.4%	13.7
Expense ratio	38.5%	40.9%	(2.4)
Combined ratio	103.6%	92.3%	11.3

GLOBAL INDEMNITY GROUP, LLC

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Farm, Ranch & Stable may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$5,967	44.0%	$5,077	37.9%
Effect of prior accident year	315	2.3%	(558)	(4.2%)
Non catastrophe property losses and ratio (2)	$6,282	46.3%	$4,519	33.7%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$4,127	30.4%	$1,401	10.5%
Effect of prior accident year	(1,045)	(7.7%)	550	4.1%
Catastrophe losses and ratio (2)	$3,082	22.7%	$1,951	14.6%

Total property losses and ratio excluding the effect of prior accident year (1)	$10,094	74.4%	$6,478	48.4%
Effect of prior accident year	(730)	(5.4%)	(8)	(0.1%)
Total property losses and ratio (2)	$9,364	69.0%	$6,470	48.3%

Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$2,452	53.6%	$3,132	59.2%
Effect of prior accident year	(15)	(0.3%)	8	0.2%
Total Casualty losses and ratio (2)	$2,437	53.3%	$3,140	59.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$12,546	69.2%	$9,610	51.4%
Effect of prior accident year	(745)	(4.1%)	—	—%
Total net losses and loss adjustment expense and total loss ratio (2)	$11,801	65.1%	$9,610	51.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million for each of the quarters ended March 31, 2021 and 2020.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Property losses
Non-catastrophe	$5,967	$5,077	17.5%
Catastrophe	4,127	1,401	194.6%
Property losses	10,094	6,478	55.8%
Casualty losses	2,452	3,132	(21.7%)
Total accident year losses	$12,546	$9,610	30.6%

	Quarters Ended March 31,		Point
	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	44.0%	37.9%	6.1
Catastrophe	30.4%	10.5%	19.9
Property loss ratio	74.4%	48.4%	26.0
Casualty loss ratio	53.6%	59.2%	(5.6)
Total accident year loss ratio	69.2%	51.4%	17.8

The current accident year non-catastrophe property loss ratio increased by 6.1 points during the quarter ended March 31, 2021 as compared to the same period in 2020 due to a higher claims severity for the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 19.9 points during the quarter ended March 31, 2021 as compared to the same period in 2020 due to a higher claims frequency in the first accident quarter compared to last year, primarily driven by the February Texas winter storms.  The impact of the PCS Catastrophe Event 2117, which was a freeze storm that affected Texas and several other nearby states during February 16-20, 2020, was an increase of 25.1 points to the loss ratio.

The current accident year casualty loss ratio improved by 5.6 points during the quarter ended March 31, 2021 as compared to the same period in 2020 due to a lower claims frequency in the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2021 includes a decrease of $0.7 million, or 4.1 percentage points related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2020 includes a net decrease of zero related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Farm, Ranch & Stable Segment improved 2.4 points from 40.9% for the quarter ended March 31, 2020 to 38.5% for the quarter ended March 31, 2021 primarily due to a reduction of commission rate partially driven by a change in agent distribution as well as a reduction in compensation, travel, and advertising expenses.

COVID-19

There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Farm, Ranch & Stable policies, or other conditions included in these policies that would otherwise preclude coverage.

GLOBAL INDEMNITY GROUP, LLC

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Farm, Ranch & Stable’s business, financial condition, and results of operation.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2021 (1)	2020 (1)	Change
Gross written premiums	$21,866	$17,517	24.8%

Net written premiums	$21,866	$17,517	24.8%

Net earned premiums	$18,818	$23,855	(21.1%)
Other loss	(56)	(295)	(81.0%)
Total revenues	18,762	23,560	(20.4%)

Losses and expenses:
Net losses and loss adjustment expenses	11,269	13,104	(14.0%)
Acquisition costs and other underwriting expenses	6,562	8,549	(23.2%)
Underwriting income	$931	$1,907	(51.2%)

	Quarters Ended March 31,		Point
	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	63.2%	57.4%	5.8
Prior accident year	(3.3%)	(2.5%)	(0.8)
Calendar year loss ratio (3)	59.9%	54.9%	5.0
Expense ratio	34.9%	35.8%	(0.9)
Combined ratio	94.8%	90.7%	4.1

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Loss

The Company recognized other loss of $0.1 million and $0.3 million during the quarters ended March 31, 2021 and 2020, respectively.  Other loss is comprised of foreign exchange gains and losses.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year loss ratio increased by 5.8 points during the quarter ended March 31, 2021 as compared to the same period in 2020.  The increase in the current accident year loss ratio reflects a mix of business shift to more casualty premium, which has a higher expected loss ratio than property segments.  The casualty net earned premium was 89% of the total Reinsurance Operations earned premium compared to 58% in 2020 and the casualty current accident year loss ratio improved 1.5 points compared to the first quarter of last year.

The calendar year loss ratio for the quarter ended March 31, 2021 includes a decrease of $0.6 million, or 3.3 percentage points, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2020 includes a decrease of $0.6 million, or 2.5 percentage points, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations improved by 0.9 points from 35.8% for the quarter ended March 31, 2020 to 34.9% for the quarter ended March 31, 2021 which is primarily due to a change in business mix.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A+ average rating and a duration of 4.7 years.

Net Investment Income

	Quarters Ended March 31,		%
(Dollars in thousands)	2021	2020	Change
Gross investment income (loss) (1)	$10,549	$11,118	(5.1%)
Investment expenses	(713)	(989)	(27.9%)
Net investment income	$9,836	$10,129	(2.9%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 5.1% for the quarter ended March 31, 2021 as compared to the same period in 2020.  The decrease was primarily due to a decrease in yield within the fixed maturities portfolio offset by increased returns from alternative investments.

Investment expenses decreased by 27.9% for the quarter ended March 31, 2021, as compared to the same period in 2020 due to decreased investment management expenses as a result of a reduction in the size of the investment portfolio.

At March 31, 2021, the Company held agency mortgage-backed securities with a market value of $219.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.9 years as of March 31, 2021, compared with 4.5 years as of March 31, 2020.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.7 years as of March 31, 2021, compared to 4.2 years as of March 31, 2020. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.3% as of March 31, 2021, compared to 2.9% as of March 31, 2020. The embedded book yield on the $63.7 million of taxable municipal bonds in the Company’s portfolio, was 3.0% at March 31, 2021, compared to an embedded book yield of 3.1% on the Company’s taxable municipal bonds of $64.9 million at March 31, 2020.

GLOBAL INDEMNITY GROUP, LLC

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2021 and 2020 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020
Equity securities	$4,368	$(49,982)
Fixed maturities	(1,159)	1,932
Derivatives	610	(20,112)
Net realized investment gains (losses)	$3,819	$(68,162)

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2021 and 2020.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $4.3 million and $4.2 million during the quarters ended March 31, 2021 and 2020, respectively.

Interest Expense

Interest expense decreased 46.7% during the quarter ended March 31, 2021 as compared to the same period in 2020 primarily due to the redemption of the Company’s 7.75% Subordinated Notes due in 2045 and the repayment of the margin borrowing facility in August, 2020.

Income Tax Benefit

Income tax benefit was $0.2 million for the quarter ended March 31, 2021 compared with an income tax benefit of $12.0 million for the quarter ended March 31, 2020.  The decrease in the income tax benefit for the quarter ended March 31, 2021 was primarily driven by higher pre-tax income for the Company’s U.S. subsidiaries of $5.3 million for the quarter ended March 31, 2021 as compared to a pre-tax loss of $60.2 million for the same period in 2020. The $5.3 million of pretax income for the quarter ended March 31, 2021 included $6.5 million from Global Indemnity Group, LLC which has elected to be a partnership.  Income earned by Global Indemnity Group, LLC passes through to its shareholders.  The increase in pre-tax income in the U.S. subsidiaries is primarily due to the U.S. subsidiaries incurring net realized investment losses of $64.5 million during the quarter ended March 31, 2020 which primarily resulted from the impact of changes in fair value on equity securities and derivatives due to disruption in the global financial markets as a result of COVID-19.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $5.5 million and net loss of $44.6 million for the quarters ended March 31, 2021 and 2020, respectively.

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

GLOBAL INDEMNITY GROUP, LLC

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

As of March 31, 2021, the Company also had future funding commitments of $56.2 million related to investments.  However, the related investments are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2020 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2020 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies.  The Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2021.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments.  As a result of the distribution policy, funds may also be used in the future to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

GLOBAL INDEMNITY GROUP, LLC

Net cash provided by operating activities was $11.4 million and $20.8 million for the quarters ended March 31, 2021 and 2020, respectively.  The decrease in operating cash flows of approximately $9.4 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2021	2020	Change
Net premiums collected	$148,915	$147,119	$1,796
Net losses paid	(74,409)	(67,496)	(6,913)
Underwriting and corporate expenses	(69,968)	(70,827)	859
Net investment income	9,360	11,313	(1,953)
Net federal income taxes recovered	—	5,479	(5,479)
Interest paid	(2,526)	(4,804)	2,278
Net cash provided by operating activities	$11,372	$20,784	$(9,412)

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

COVID-19

The Company’s liquidity could be negatively impacted by the cancellation, delays, or non-payment of premiums related to the ongoing COVID-19 pandemic.  There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage which would negatively impact liquidity.  In addition, the liquidity of the Company’s investment portfolio could be negatively impacted by disruption experienced in global financial markets.  Management is taking actions it considers prudent to minimize the impact on the Company’s liquidity. However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company is regularly evaluating the impact of COVID-19 on its liquidity.

Dividends / Distributions

During 2020, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021.  Distributions paid were $3.6 million during the quarter ended March 31, 2021.   In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2021.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2021.  Please see Item 7 of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2021.  Please see Item 7 of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Co-obligor Financial Information

The Company is providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to the Company’s 7.875% Subordinated Notes due in 2047 (“2047 Notes”). Global Indemnity Group, LLC (parent co-obligor) and GBLI Holdings, LLC (subsidiary co-obligor) are co-obligors of the 2047 Notes.  GBLI Holdings, LLC is a wholly-owned indirect subsidiary of Global Indemnity Group, LLC.  The 2047 Notes are subordinated unsecured obligations and rank (i) senior to the companies’ existing and future capital stock, (ii) senior in right of payment to the companies’ future junior subordinated debt, (iii) equally

GLOBAL INDEMNITY GROUP, LLC

in right of payment with any existing unsecured, subordinated debt that the companies have issued or may issue in the future that ranks equally with the 2047 Notes, and (iv) subordinate in right of payment to any of the companies’ future senior debt.  In addition, the 2047 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of Global Indemnity Group, LLC’s subsidiaries, except for GBLI Holdings, LLC.

GBLI Holdings, LLC is a subordinated co-obligor with respect to the 2047 Notes with the same obligations and duties as Global Indemnity Group, LLC under the Indenture (including the due and punctual performance and observance of all of the covenants and conditions to be performed by Global Indemnity Group, LLC, including, without limitation, the obligation to pay the principal of, and interest on, the 2047 Notes when due whether at maturity, by acceleration, redemption or otherwise), and with the same rights, benefits and privileges of Global Indemnity Group, LLC thereunder.  Notwithstanding the foregoing, GBLI Holdings, LLC's obligations (including the obligation to pay the principal of and interest in respect of the 2047 Notes) are subject to subordination to all monetary obligations or liabilities of GBLI Holdings, LLC owing to any regulated reinsurance or insurance company that is a direct or indirect subsidiary of Global Indemnity Group, LLC, in addition to indebtedness of GBLI Holdings, LLC for borrowed money.  If Global Indemnity Group, LLC pays any amount with respect to the subordinated note obligations, Global Indemnity Group, LLC is entitled to be reimbursed by GBLI Holdings, LLC within 10 business days after a demand is made to GBLI Holding, LLC by Global Indemnity Group, LLC.

The following tables present summarized financial information for Global Indemnity Group, LLC (Parent co-obligor) and GBLI Holdings, LLC (Subsidiary co-obligor) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Subsidiary Co-obligors

The following table presents the summarized balance sheet information as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Intercompany note receivable	$6,000	$11,283
Intercompany receivables	431	57
Investments	249,657	250,863
Total assets excluding investment in subsidiaries	319,952	324,229
Intercompany payables	6,247	5,515
Total liabilities	158,067	158,423

The following table presents the summarized statement of operations information for the quarter ended March 31, 2021.

(Dollars in thousands)
Total revenue	$8,143
Intercompany interest income	35
Intercompany interest expense	—
Income before income taxes (1)	1,370
Net income (1)	2,505

(1)	excludes equity in the earning of a subsidiary

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

GLOBAL INDEMNITY GROUP, LLC

projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2020 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected.  The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending March 31, 2021, global equities rose approximately 4.5% with U.S. equities outperforming, returning approximately 6.2%.  US fixed income fell approximately 3.4% despite tighter spreads as 10 year treasury rates significantly rose over the quarter to end at 1.74%.  Interest-rate volatility is proving to be a theme in early 2021.  Despite the increase in yields, the Fed remains firm in its commitment to maintain its current policy stance and purchase programs, with all efforts focused on furthering economic growth and reducing unemployment.  Growth estimates are being revised higher on the back of strong economic data, while inflation concerns are debated among market participants.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 4.7 years. Portfolio purchases were focused within US Treasury, MBS, and investment grade credit securities. These purchases were funded primarily through cash inflows, sales of US Treasury and MBS securities, as well as maturities and paydowns. During the first quarter, the portfolio’s allocation to US Treasuries and investment grade credit increased, while the portfolio’s exposure to MBS decreased.  There have been no other material changes to the Company’s market risk since December 31, 2020.  Please see Item 7A of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 12, 2021. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 9,815 shares surrendered by the Company’s employees during the quarter ended March 31, 2021.  All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

GLOBAL INDEMNITY GROUP, LLC

Item 6.	Exhibits

10.1

Chief Executive Officer Agreement with David Charlton effective April 19, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 21, 2021 (File No. 001-34809)).

10.2+	Chief Executive Officer Agreement with David Charlton amended and restated as of May 7, 2021.

10.3

Terms of Employment with Jonathan E. Oltman effective January 19, 2021 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34809)).

10.4

Separation Agreement with Cynthia Y. Valko effective January 15, 2021 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34809)).

22.1	List of Co-Issuer Subsidiaries (incorporated by reference to Exhibit 22.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34809)).

31.1+

Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: May 10, 2021	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)