Form 10-Q
period 2021-06-30
Global Indemnity Group, LLC
filed 2021-08-06
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 28, 2021, the registrant had outstanding 10,515,177 Class A Common Shares and 3,947,206 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,150,603 and $1,149,009; net of allowance for expected credit losses of $0 at June 30, 2021 and December 31, 2020)	$1,174,097	$1,191,186
Equity securities, at fair value	90,669	98,990
Other invested assets	166,003	97,018
Total investments	1,430,769	1,387,194

Cash and cash equivalents	49,105	67,359
Premium receivables, net of allowance for expected credit losses of $2,822 at June 30, 2021 and $2,900 at December 31, 2020	123,932	109,431
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at June 30, 2021 and December 31, 2020	90,247	88,708
Funds held by ceding insurers	33,793	45,480
Deferred federal income taxes	37,169	34,265
Deferred acquisition costs	69,061	65,195
Intangible assets	20,698	20,962
Goodwill	6,521	6,521
Prepaid reinsurance premiums	15,141	12,881
Lease right of use assets	19,979	21,077
Other assets	40,902	45,835
Total assets	$1,937,317	$1,904,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$697,618	$662,811
Unearned premiums	308,984	291,495
Ceded balances payable	14,339	8,943
Payable for securities purchased	3,707	4,667
Contingent commissions	6,420	10,832
Debt	126,359	126,288
Lease liabilities	21,566	22,950
Other liabilities	48,759	58,598
Total liabilities	$1,227,752	$1,186,584

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,532,270 and 10,263,722 respectively; class A common shares outstanding: 10,515,177 and 10,263,722, respectively; class B common shares issued and outstanding: 3,947,206 and 4,133,366, respectively	—	—
Additional paid-in capital	447,804	445,051
Accumulated other comprehensive income, net of tax	18,968	34,308
Retained earnings	239,272	234,965
Class A common shares in treasury, at cost: 17,093 and 0 shares, respectively	(479)	—
Total shareholders’ equity	709,565	718,324
Total liabilities and shareholders’ equity	$1,937,317	$1,904,908

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Gross written premiums	$175,236	$164,549	$338,794	$320,273

Net written premiums	$160,653	$147,264	$308,336	$286,376

Net earned premiums	$149,408	$141,847	$293,108	$286,315
Net investment income (loss)	10,633	(2,359)	20,469	7,770
Net realized investment gains (losses)	3,833	38,507	7,652	(29,655)
Other income	521	766	898	931
Total revenues	164,395	178,761	322,127	265,361

Losses and Expenses:
Net losses and loss adjustment expenses	90,938	67,297	181,721	144,944
Acquisition costs and other underwriting expenses	57,213	53,578	111,977	109,990
Corporate and other operating expenses	6,329	8,618	10,605	12,841
Interest expense	2,696	4,712	5,291	9,577
Income (loss) before income taxes	7,219	44,556	12,533	(11,991)
Income tax expense (benefit)	844	7,005	641	(4,964)
Net income (loss)	$6,375	$37,551	$11,892	$(7,027)
Less: preferred stock distributions	110	—	220	—
Net income (loss) available to common shareholders	$6,265	$37,551	$11,672	$(7,027)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$0.43	$2.63	$0.81	$(0.49)
Diluted	$0.43	$2.61	$0.80	$(0.49)
Weighted-average number of shares outstanding
Basic	14,412,446	14,275,500	14,396,523	14,262,525
Diluted	14,681,731	14,389,400	14,651,124	14,262,525
Cash dividends/distributions declared per common share	$0.25	$0.25	$0.50	$0.50

(1)	For the six months ended June 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$6,375	$37,551	$11,892	$(7,027)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	9,477	33,229	(15,701)	31,196
Reclassification adjustment for (gains) losses included in net income (loss)	(295)	(9,388)	521	(11,101)
Unrealized foreign currency translation gains (losses)	(67)	1,292	(160)	(11)
Other comprehensive income (loss), net of tax	9,115	25,133	(15,340)	20,084

Comprehensive income (loss), net of tax	$15,490	$62,684	$(3,448)	$13,057

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2021	2020	2021	2020
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	—	4,000	—
Number of class A common shares issued:
Number at beginning of period	10,303,832	10,305,404	10,263,722	10,282,277
Common shares issued under share incentive plans, net of forfeitures	22,540	(346)	42,644	(346)
Common shares issued to directors	19,738	28,482	39,744	51,609
Share conversion	186,160	—	186,160	—
Number at end of period	10,532,270	10,333,540	10,532,270	10,333,540
Number of class B common shares issued:
Number at beginning of period	4,133,366	4,133,366	4,133,366	4,133,366
Share conversion	(186,160)	—	(186,160)	—
Number at end of period	3,947,206	4,133,366	3,947,206	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$—	$4,000	$—
Par value of class A common shares:
Balance at beginning and end of period	$—	$1	$—	$1
Par value of class B common shares:
Balance at beginning and end of period	$—	$1	$—	$1
Additional paid-in capital:
Balance at beginning of period	$446,199	$443,641	$445,051	$442,403
Share compensation plans	1,605	1,532	2,753	2,770
Balance at end of period	$447,804	$445,173	$447,804	$445,173
Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$9,853	$12,560	$34,308	$17,609
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	9,182	23,841	(15,180)	20,095
Unrealized foreign currency translation gains (losses)	(67)	1,292	(160)	(11)
Other comprehensive income (loss)	9,115	25,133	(15,340)	20,084
Balance at end of period	$18,968	$37,693	$18,968	$37,693
Retained earnings:
Balance at beginning of period	$236,688	$222,549	$234,965	$270,768
Net income (loss)	6,375	37,551	11,892	(7,027)
Preferred share distributions	(110)	—	(220)	—
Dividends / distributions to shareholders ($0.25 per share per quarter in 2021 and 2020)	(3,681)	(3,658)	(7,365)	(7,299)
Balance at end of period	$239,272	$256,442	$239,272	$256,442
Number of treasury shares:
Number at beginning of period	9,993	119,945	—	115,221
Class A common shares purchased	7,100	—	16,915	4,724
Retirement of shares	—	159	—	159
Forfeited shares	—	—	178	—
Number at end of period	17,093	120,104	17,093	120,104
Treasury shares, at cost:
Balance at beginning of period	$(283)	$(4,116)	$—	$(3,973)
Class A common shares purchased, at cost	(196)	—	(479)	(143)
Balance at end of period	$(479)	$(4,116)	$(479)	$(4,116)
Total shareholders’ equity	$709,565	$735,194	$709,565	$735,194

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,892	$(7,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	4,176	3,463
Amortization of debt issuance costs	71	132
Restricted stock and stock option expense	2,753	2,769
Deferred federal income taxes	641	(4,964)
Amortization of bond premium and discount, net	3,043	2,941
Net realized investment (gains) losses	(7,652)	29,655
(Income) loss from equity method investments, net of distributions	(1,658)	11,489
Changes in:
Premium receivables, net	(14,501)	(7,265)
Reinsurance receivables, net	(1,539)	(7,151)
Funds held by ceding insurers	11,485	749
Unpaid losses and loss adjustment expenses	34,807	20,892
Unearned premiums	17,489	(800)
Ceded balances payable	5,396	3,256
Other assets and liabilities	(8,377)	625
Contingent commissions	(4,412)	(3,252)
Federal income tax receivable/payable	—	5,478
Deferred acquisition costs	(3,866)	558
Prepaid reinsurance premiums	(2,260)	862
Net cash provided by operating activities	47,488	52,410
Cash flows from investing activities:
Proceeds from sale of fixed maturities	636,040	427,111
Proceeds from sale of equity securities	42,821	378,915
Proceeds from maturity of fixed maturities	38,459	15,651
Proceeds from maturity of preferred stock	666	—
Proceeds from other invested assets	2,673	623
Amounts paid in connection with derivatives	(276)	(20,060)
Purchases of fixed maturities	(680,805)	(457,841)
Purchases of equity securities	(27,402)	(358,085)
Purchases of other invested assets	(70,000)	(297)
Net cash used for investing activities	(57,824)	(13,983)
Cash flows from financing activities:
Net borrowings under margin borrowing facility	—	958
Dividends / distributions paid to common shareholders	(7,219)	(7,120)
Distributions paid to preferred shareholders	(220)	—
Purchases of class A common shares	(479)	(143)
Net cash used for financing activities	(7,918)	(6,305)
Net change in cash and cash equivalents	(18,254)	32,122
Cash and cash equivalents at beginning of period	67,359	44,271
Cash and cash equivalents at end of period	$49,105	$76,393

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

Global Indemnity Group, LLC owns all shares of its direct and indirect subsidiaries, including those of its insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and American Reliable Insurance Company.

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

GLOBAL INDEMNITY GROUP, LLC

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheets for the fiscal year ended December 31, 2020 to present the lease right of use assets and lease liabilities separately from other assets and other liabilities, respectively. This change in classification does not affect previously reported Assets or Liabilities in the Consolidated Balance Sheet.

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

3.	Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2021
Fixed maturities:
U.S. treasuries	$148,611	$—	$1,278	$(2,840)	$147,049
Agency obligations	10,628	—	5	(56)	10,577
Obligations of states and political subdivisions	62,666	—	2,829	(9)	65,486
Mortgage-backed securities	306,158	—	4,190	(2,151)	308,197
Asset-backed securities	131,543	—	1,301	(229)	132,615
Commercial mortgage-backed securities	106,120	—	4,160	(247)	110,033
Corporate bonds	265,316	—	12,097	(973)	276,440
Foreign corporate bonds	119,561	—	4,374	(235)	123,700
Total fixed maturities	$1,150,603	$—	$30,234	$(6,740)	$1,174,097

GLOBAL INDEMNITY GROUP, LLC

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Fixed maturities:
U.S. treasuries	$195,444	$—	$3,125	$(1,089)	$197,480
Obligations of states and political subdivisions	58,140	—	3,170	(67)	61,243
Mortgage-backed securities	351,453	—	7,876	(551)	358,778
Asset-backed securities	116,349	—	1,890	(646)	117,593
Commercial mortgage-backed securities	105,509	—	6,094	(644)	110,959
Corporate bonds	223,387	—	17,703	(373)	240,717
Foreign corporate bonds	98,727	—	5,716	(27)	104,416
Total fixed maturities	$1,149,009	$—	$45,574	$(3,397)	$1,191,186

As of June 30, 2021 and December 31, 2020, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Common stock	$68,261	$60,379
Preferred stock	22,408	11,683
Index funds that invest in fixed maturities	—	26,928
Total	$90,669	$98,990

As of June 30, 2021 and December 31, 2020, the Company held Fannie Mae mortgage pools that totaled 2.6% and 3.9% of shareholders’ equity, respectively.  Excluding the Fannie Mae pools, U.S. treasuries, agency bonds, index funds, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.2% and 1.9% of shareholders' equity at June 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,545	$39,976
Due in one year through five years	181,497	189,605
Due in five years through ten years	294,129	298,071
Due in ten years through fifteen years	31,684	32,641
Due after fifteen years	59,927	62,959
Mortgage-backed securities	306,158	308,197
Asset-backed securities	131,543	132,615
Commercial mortgage-backed securities	106,120	110,033
Total	$1,150,603	$1,174,097

GLOBAL INDEMNITY GROUP, LLC

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2021.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$92,627	$(2,840)	$—	$—	$92,627	$(2,840)
Agency obligations	4,962	(56)	—	—	4,962	(56)
Obligations of states and political subdivisions	951	(9)	—	—	951	(9)
Mortgage-backed securities	124,366	(2,142)	1,236	(9)	125,602	(2,151)
Asset-backed securities	38,554	(90)	10,923	(139)	49,477	(229)
Commercial mortgage-backed securities	17,787	(104)	1,391	(143)	19,178	(247)
Corporate bonds	50,347	(885)	2,666	(88)	53,013	(973)
Foreign corporate bonds	17,720	(227)	379	(8)	18,099	(235)
Total fixed maturities	$347,314	$(6,353)	$16,595	$(387)	$363,909	$(6,740)

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

GLOBAL INDEMNITY GROUP, LLC

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $5.6 million and $5.7 million as of June 30, 2021 and December 31, 2020, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of June 30, 2021, gross unrealized losses related to U.S. treasuries were $2.840 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Agency obligations – As of June 30, 2021, gross unrealized losses related to agency obligations were $0.056 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on agency obligations during the period.

Obligations of states and political subdivisions – As of June 30, 2021, gross unrealized losses related to obligations of states and political subdivisions were $0.009 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

GLOBAL INDEMNITY GROUP, LLC

Mortgage-backed securities (“MBS”) – As of June 30, 2021, gross unrealized losses related to mortgage-backed securities were $2.151 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2021, gross unrealized losses related to asset backed securities were $0.229 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 32.1.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2021, gross unrealized losses related to the CMBS portfolio were $0.247 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 34.5.  This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2021, gross unrealized losses related to corporate bonds were $0.973 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2021, gross unrealized losses related to foreign bonds were $0.235 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

GLOBAL INDEMNITY GROUP, LLC

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2021 and December 31, 2020 was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Net unrealized gains (losses) from:
Fixed maturities	$23,494	$42,177
Foreign currency fluctuations	(41)	161
Deferred taxes	(4,485)	(8,030)
Accumulated other comprehensive income, net of tax	$18,968	$34,308

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters and six months ended June 30, 2021 and 2020:

Quarter Ended June 30, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$9,819	$34	$9,853
Other comprehensive income before reclassification, before tax	11,797	(84)	11,713
Amounts reclassified from accumulated other comprehensive income, before tax	(453)	—	(453)
Other comprehensive income, before tax	11,344	(84)	11,260
Income tax benefit	(2,162)	17	(2,145)
Ending balance, net of tax	$19,001	$(33)	$18,968

Quarter Ended June 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$14,895	$(2,335)	$12,560
Other comprehensive income before reclassification, before tax	37,805	1,292	39,097
Amounts reclassified from accumulated other comprehensive income, before tax	(12,820)	—	(12,820)
Other comprehensive income, before tax	24,985	1,292	26,277
Income tax expense	(1,144)	—	(1,144)
Ending balance, net of tax	$38,736	$(1,043)	$37,693

Six Months Ended June 30, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income before reclassification, before tax	(19,389)	(202)	(19,591)
Amounts reclassified from accumulated other comprehensive income, before tax	706	—	706
Other comprehensive income, before tax	(18,683)	(202)	(18,885)
Income tax (expense) benefit	3,503	42	3,545
Ending balance, net of tax	$19,001	$(33)	$18,968

GLOBAL INDEMNITY GROUP, LLC

Six Months Ended June 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income (loss) before reclassification, before tax	36,921	(11)	36,910
Amounts reclassified from accumulated other comprehensive income, before tax	(14,752)	—	(14,752)
Other comprehensive income (loss), before tax	22,169	(11)	22,158
Income tax expense	(2,074)	—	(2,074)
Ending balance, net of tax	$38,736	$(1,043)	$37,693

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2021 and 2020 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(453)	$(12,820)
	Income tax expense (benefit)	158	3,432
	Total reclassifications, net of tax	$(295)	$(9,388)

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$706	$(14,752)
	Income tax expense (benefit)	(185)	3,651
	Total reclassifications, net of tax	$521	$(11,101)

GLOBAL INDEMNITY GROUP, LLC

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2021 and 2020 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities:
Gross realized gains	$2,300	$16,738	$5,678	$18,980
Gross realized losses	(1,847)	(3,918)	(6,384)	(4,228)
Net realized gains (losses)	453	12,820	(706)	14,752
Equity securities:
Gross realized gains	4,338	29,402	8,784	11,507
Gross realized losses	(943)	(1,508)	(1,021)	(33,595)
Net realized gains (losses)	3,395	27,894	7,763	(22,088)
Derivatives:
Gross realized gains	1,366	7,625	3,719	19,401
Gross realized losses	(1,381)	(9,832)	(3,124)	(41,720)
Net realized gains (losses) (1)	(15)	(2,207)	595	(22,319)
Total net realized investment gains (losses)	$3,833	$38,507	$7,652	$(29,655)

(1)

Includes periodic net interest settlements related to the derivatives of $1.4 million and $1.1 million for the quarters ended June 30, 2021 and 2020, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$3,395	$27,894	$7,763	$(22,088)
Less: net gains (losses) recognized during the period on equity securities sold during the period	1,429	436	2,805	(3,785)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,966	$27,458	$4,958	$(18,303)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Fixed maturities	$636,040	$427,111
Equity securities	42,821	378,915

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2021 and 2020 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities	$6,648	$8,551	$13,475	$17,592
Equity securities	618	1,407	1,293	2,771
Cash and cash equivalents	214	52	264	232
Other invested assets	3,788	(12,022)	6,785	(11,489)
Total investment income	11,268	(2,012)	21,817	9,106
Investment expense	(635)	(347)	(1,348)	(1,336)
Net investment income	$10,633	$(2,359)	$20,469	$7,770

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2021 and 2020 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net investment income	$10,633	$(2,359)	$20,469	$7,770
Net realized investment gains (losses)	3,833	38,507	7,652	(29,655)
Change in unrealized holding gains (losses)	11,260	26,277	(18,885)	22,158
Net realized and unrealized investment returns	15,093	64,784	(11,233)	(7,497)
Total investment return	$25,726	$62,425	$9,236	$273
Total investment return % (1)	1.8%	3.9%	0.6%	0.0%
Average investment portfolio (2)	$1,452,754	$1,591,987	$1,463,027	$1,620,186

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of June 30, 2021 and December 31, 2020, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2021, the Company held insurance enhanced bonds with a market value of approximately $30.3 million which represented 2.0% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $15.3 million of municipal bonds, $7.2 million of commercial mortgage-backed securities, and $7.8 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $30.3 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($2.8 million), Assured Guaranty Corporation ($9.6 million), Federal Home Loan Mortgage Corporation ($15.0 million), Federal National Mortgage Association ($0.3 million), Ambac Financial Group ($1.9 million), School Bond Guaranty Program ($0.2 million), and Higher Education State Aid Intercept Program ($0.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2021.

GLOBAL INDEMNITY GROUP, LLC

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust.  The fair values were as follows as of June 30, 2021 and December 31, 2020:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2021	December 31, 2020
On deposit with governmental authorities	$26,762	$26,966
Held in trust pursuant to third party requirements	81,033	100,234
Letter of credit held for third party requirements	2,512	3,970
Securities held as collateral	—	494
Total	$110,307	$131,664

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $9.9 million and $10.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $24.1 million and $25.0 million at June 30, 2021 and December 31, 2020, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $13.7 million and $15.7 million at June 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $30.7 million and $32.7 million at June 30, 2021 and December 31, 2020, respectively.  The carrying value and maximum exposure to loss of a third VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $11.6 million and $10.5 million as of June 30, 2021 and December 31, 2020, respectively. The carrying value and maximum exposure to loss of a fourth VIE, which invests in a broad portfolio of non-investment grade loans, was $105.7 million and $60.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in carrying value recorded in the consolidated statements of operations.

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

GLOBAL INDEMNITY GROUP, LLC

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)		June 30, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$(12,712)	$213,022	$(16,430)
Futures contracts on bonds (1)	Other assets/liabilities	—	—	28,996	—
Total (2)		$213,022	$(12,712)	$242,018	$(16,430)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position
(2)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2021 and 2020:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2021	2020	2021	2020
Interest rate swap agreements	Net realized investment gains (losses)	$(15)	$(1,449)	$914	$(10,872)
Futures contracts on bonds	Net realized investment gains (losses)	—	(59)	(319)	(2,458)
Futures contracts on equities	Net realized investment gains (losses)	—	(699)	—	(8,989)
Total		$(15)	$(2,207)	$595	$(22,319)

As of June 30, 2021 and December 31, 2020, the Company is due $2.4 million and $2.8 million, respectively, for funds it needed to post to execute the swap transaction and $15.0 million and $17.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of June 30, 2021, the Company was not utilizing futures contracts.  As of December 31, 2020, the Company posted initial margin of $0.5 million in securities for trading futures contracts with a mark-to-market receivable of less than $0.1 million.  Variation margin is included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY GROUP, LLC

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$147,049	$—	$—	$147,049
Agency obligations	—	10,577	—	10,577
Obligations of states and political subdivisions	—	65,486	—	65,486
Mortgage-backed securities	—	308,197	—	308,197
Commercial mortgage-backed securities	—	110,033	—	110,033
Asset-backed securities	—	131,784	831	132,615
Corporate bonds	—	276,036	404	276,440
Foreign corporate bonds	—	123,700	—	123,700
Total fixed maturities	147,049	1,025,813	1,235	1,174,097
Equity securities	68,261	22,408	—	90,669
Total assets measured at fair value	$215,310	$1,048,221	$1,235	$1,264,766
Liabilities:
Derivative instruments	$—	$12,712	$—	$12,712
Total liabilities measured at fair value	$—	$12,712	$—	$12,712

GLOBAL INDEMNITY GROUP, LLC

	Fair Value Measurements
As of December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$197,480	$—	$—	$197,480
Obligations of states and political subdivisions	—	61,243	—	61,243
Mortgage-backed securities	—	358,778	—	358,778
Commercial mortgage-backed securities	—	110,959	—	110,959
Asset-backed securities	—	117,593	—	117,593
Corporate bonds	—	240,717	—	240,717
Foreign corporate bonds	—	104,416	—	104,416
Total fixed maturities	197,480	993,706	—	1,191,186
Equity securities	87,307	11,683	—	98,990
Total assets measured at fair value	$284,787	$1,005,389	$—	$1,290,176
Liabilities:
Derivative instruments	$—	$16,430	$—	$16,430
Total liabilities measured at fair value	$—	$16,430	$—	$16,430

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		For the Six Months Ended
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$2,203	$—	$—	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	7	—	-32	—
Transfers into level 3	702	—	702	—
Transfers out of level 3	(1,720)	—	(1,720)	—
Amortization of bond premium and discount, net	—	—	—	—
Purchases	43	—	2,285	—
Sales	—	—	—	—
Ending balance	$1,235	—	$1,235	—

GLOBAL INDEMNITY GROUP, LLC

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$126,359	$133,587	$126,288	$132,008
Total	$126,359	$133,587	$126,288	$132,008

(1)

As of June 30, 2021 and December 31, 2020, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.6 million and $3.7 million, respectively.

The subordinated notes due 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$9,930	$14,214	$10,808	$14,214
Distressed Debt Fund, LP (2)	13,748	17,000	15,721	17,000
Mortgage Debt Fund, LP (3)	11,615	—	10,489	—
Credit Fund, LLC (4)	105,710	—	60,000	—
Global Debt Fund, LP (5)	25,000	—	—	—
Total	$166,003	$31,214	$97,018	$31,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment.  In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared.  Information for the Credit Fund, LLC is received on a timely basis and is included in current results.  The investment income associated with these limited liability companies and limited partnerships is reflected in the consolidated statements of operations in the amounts of $3.8 million and ($12.0) million for the quarters ended June 30, 2021 and 2020, respectively, and $6.8 million and ($11.5) million for the six months ended June 30, 2021 and 2020, respectively.

GLOBAL INDEMNITY GROUP, LLC

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

During the quarters and six months ended June 30, 2021 and 2020, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

GLOBAL INDEMNITY GROUP, LLC

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$2,772	$2,746	$2,900	$2,754
Current period provision for expected credit losses	172	313	260	475
Write-offs	(122)	(128)	(338)	(298)
Ending balance	$2,822	$2,931	$2,822	$2,931

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$8,992	$8,992	$8,992	$8,992
Current period provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$8,992	$8,992	$8,992	$8,992

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

As of

GLOBAL INDEMNITY GROUP, LLC

June 30, 2021, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 19% in the United Kingdom, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and six months ended June 30, 2021 and 2020 were as follows:

Quarter Ended June 30, 2021 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$—	$175,236	$—	$175,236
Net written premiums	$—	$160,653	$—	$160,653
Net earned premiums	$—	$149,408	$—	$149,408
Net investment income	—	10,633	—	10,633
Net realized investment gains	—	3,833	—	3,833
Other income	—	521	—	521
Total revenues	—	164,395	—	164,395
Losses and Expenses:
Net losses and loss adjustment expenses	—	90,938	—	90,938
Acquisition costs and other underwriting expenses	—	57,213	—	57,213
Corporate and other operating expenses	—	6,329	—	6,329
Interest expense	—	2,696	—	2,696
Income before income taxes	$—	$7,219	$—	$7,219

Quarter Ended June 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$16,052	$148,497	$—	$164,549
Net written premiums	$16,052	$131,212	$—	$147,264
Net earned premiums	$19,546	$122,301	$—	$141,847
Net investment income (loss)	6,906	(5,777)	(3,488)	(2,359)
Net realized investment gains (losses)	(1,668)	40,175	—	38,507
Other income	302	464	—	766
Total revenues	25,086	157,163	(3,488)	178,761
Losses and Expenses:
Net losses and loss adjustment expenses	(207)	67,504	—	67,297
Acquisition costs and other underwriting expenses	5,695	47,883	—	53,578
Corporate and other operating expenses	4,947	3,671	—	8,618
Interest expense	334	7,866	(3,488)	4,712
Income before income taxes	$14,317	$30,239	$—	$44,556

GLOBAL INDEMNITY GROUP, LLC

Six Months Ended June 30, 2021 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$—	$338,794	$—	$338,794
Net written premiums	$—	$308,336	$—	$308,336
Net earned premiums	$—	$293,108	$—	$293,108
Net investment income	—	20,469	—	20,469
Net realized investment gains	—	7,652	—	7,652
Other income	—	898	—	898
Total revenues	—	322,127	—	322,127
Losses and Expenses:
Net losses and loss adjustment expenses	—	181,721	—	181,721
Acquisition costs and other underwriting expenses	—	111,977	—	111,977
Corporate and other operating expenses	—	10,605	—	10,605
Interest expense	—	5,291	—	5,291
Income before income taxes	$—	$12,533	$—	$12,533

Six Months Ended June 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$33,569	$286,704	$—	$320,273
Net written premiums	$33,569	$252,807	$—	$286,376
Net earned premiums	$43,401	$242,914	$—	$286,315
Net investment income	13,282	1,473	(6,985)	7,770
Net realized investment losses	(5,378)	(24,277)	—	(29,655)
Other income (loss)	(16)	947	—	931
Total revenues	51,289	221,057	(6,985)	265,361
Losses and Expenses:
Net losses and loss adjustment expenses	12,355	132,589	—	144,944
Acquisition costs and other underwriting expenses	14,244	95,746	—	109,990
Corporate and other operating expenses	6,074	6,767	—	12,841
Interest expense	676	15,886	(6,985)	9,577
Income (loss) before income taxes	$17,940	$(29,931)	$—	$(11,991)

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Deferred income tax expense (benefit):
U.S. Federal	$844	$7,005	$641	$(4,964)
Total deferred income tax expense (benefit)	844	7,005	641	(4,964)
Total income tax expense (benefit)	$844	$7,005	$641	$(4,964)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY GROUP, LLC

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2021		2020
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$1,516	21.0%	$6,348	14.2%
Adjustments:
Dividend exclusion	(19)	(0.3)	(41)	(0.1)
Non-deductible interest	—	—	678	1.6
Parent income treated as partnership for tax	(819)	(11.3)	—	—
Other	166	2.3	20	—
Effective income tax expense	$844	11.7%	$7,005	15.7%

The effective income tax expense rate for the quarter ended June 30, 2021 decreased to 11.7%, compared to 15.7% for the quarter ended June 30, 2020. Although the percentage of U.S. income before taxes to consolidated income before taxes increased from 67.9% in 2020 to 100.0% in 2021, 54.0% of the U.S. income before taxes for quarter ended June 30, 2021 relates to Global Indemnity Group, LLC for which its income passes through to its shareholders.  Global Indemnity Group, LLC has elected to be a partnership for purposes of U.S. tax.

	Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$2,632	21.0%	$(6,287)	52.4%
Adjustments:
Tax exempt interest	—	—	(1)	—
Dividend exclusion	(36)	(0.3)	(112)	0.9
Non-deductible interest	—	—	1,357	(11.3)
Parent income treated as partnership for tax	(2,186)	(17.4)	—	—
Other	231	1.8	79	(0.6)
Effective income tax expense (benefit)	$641	5.1%	$(4,964)	41.4%

The effective income tax expense rate for the six months ended June 30, 2021 was 5.1%, compared with an effective income tax benefit rate of 41.4% for the six months ended June 30, 2020. The effective income tax expense rate of 5.1% for the six months ended June 30, 2021 results from 83.1% of income before taxes is from Global Indemnity Group, LLC which has elected to be a partnership for purposes of U.S. tax for which its income passes through to its shareholders.  The effective income tax benefit rate of 41.4% for the six months ended June 30, 2020 resulted from investment losses incurred by the Company’s U.S. subsidiaries primarily resulting from the impact of changes in fair value on equity securities and derivatives due to disruption in the global financial markets as a result of COVID-19.

The Company has a net operating loss (“NOL”) carryforward of $28.3 million as of June 30, 2021, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2020 was $26.2 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $4.2 million and $5.6 million as of June 30, 2021 and December 31, 2020, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

GLOBAL INDEMNITY GROUP, LLC

8.Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$675,908	$639,468	$662,811	$630,181
Less: Ceded reinsurance receivables	79,421	78,753	82,158	76,273
Net balance at beginning of period	596,487	560,715	580,653	553,908
Incurred losses and loss adjustment expenses related to:
Current year	85,409	86,603	179,603	164,850
Prior years	5,529	(19,306)	2,118	(19,906)
Total incurred losses and loss adjustment expenses	90,938	67,297	181,721	144,944
Paid losses and loss adjustment expenses related to:
Current year	38,558	37,393	60,277	59,427
Prior years	38,400	26,767	91,630	75,573
Total paid losses and loss adjustment expenses	76,958	64,160	151,907	135,000
Net balance at end of period	610,467	563,852	610,467	563,852
Plus: Ceded reinsurance receivables	87,151	87,221	87,151	87,221
Balance at end of period	$697,618	$651,073	$697,618	$651,073

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2021, the Company increased its prior accident year loss reserves by $5.5 million, which consisted of a $5.9 million increase related to Commercial Specialty, a $0.1 million decrease related to Farm, Ranch & Stable, and a $0.3 million decrease related to Reinsurance Operations.

The $5.9 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

Property:  A $6.9 million increase primarily recognizes higher than expected claims severity mainly in the 2016, 2018 and 2019 accident years partially offset by a decrease in the 2020 accident year.  The majority of the increase was in the 2018 accident year which reflects an increase in the estimated ultimate for Hurricane Michael due to recognizing case incurred emergence on a Property Brokerage claim.

•

General Liability: A $0.7 million decrease reflects a reduction of $0.9 million in the 2000 accident year from a runoff reserve category as well as other decreases mainly resulting from lower than anticipated claims severity in the 2007, 2008, 2013, 2014 and 2019 accident years partially offset by increases in the 2012, 2016 through 2018 and 2020 accident years.

•	Professional: A $0.3 million decrease primarily in the 2019 and 2020 accident years mainly reflecting lower than anticipated claims severity.

The $0.1 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•	General Liability: A $0.1 million reduction primarily reflects a reduction in the 2017 accident year, mostly offset by an increase in the 2018 accident year.

The $0.3 million decrease in prior accident year loss reserves related to Reinsurance Operations were based on a review of the experience reported from cedants.  There was a $0.3 million decrease in the property lines mainly in the 2017 through 2020 accident years.

GLOBAL INDEMNITY GROUP, LLC

During the second quarter of 2020, the Company reduced its prior accident year loss reserves by $19.3 million which consisted of a $14.2 million decrease related to Commercial Specialty, a $4.6 million decrease related to Specialty Property, a $0.8 million decrease related to Farm, Ranch & Stable, and a $0.3 million increase related to Reinsurance Operations.

The $14.2 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $18.3 million reduction in aggregate with $4.7 million of favorable development in the construction defect reserve category and $13.6 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category primarily recognizes lower than expected claims frequency and severity in the 2005 through 2009, 2015 and 2017 accident years, slightly offset by an increase in the 2016 accident year.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in the 2005 through 2017 accident years, partially offset by an increase in the 2019 accident year.

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

The $0.8 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

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

During the first six months of 2021, the Company increased its prior accident year loss reserves by $2.1 million, which consisted of a $5.6 million increase related to Commercial Specialty, a $1.6 million decrease related to Specialty Property, a $0.9 million decrease related to Farm, Ranch & Stable, and a $1.0 million decrease related to Reinsurance Operations.

GLOBAL INDEMNITY GROUP, LLC

The $5.6 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $0.8 million reduction reflects a decrease of $0.9 million in the 2000 accident year from a runoff reserve category as well as other decreases mainly resulting from lower than anticipated claims severity in the 2007, 2008, 2011 and 2013 through 2016 accident years partially offset by increases in the 2012, 2017 and 2018 accident years.

•

Property:  An increase of $6.8 million primarily recognizes higher than expected claims severity mainly in the 2016 and 2018 accident years partially offset by decreases in the 2017, 2019 and 2020 accident years.  The majority of the increase was in the 2018 accident year which reflects an increase in the estimated ultimate for Hurricane Michael due to recognizing case incurred emergence on a Property Brokerage claim.

•	Professional: A $0.4 million decrease primarily in the 2019 and 2020 accident years mainly reflecting lower than anticipated claims severity.

The $1.6 million decrease in prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	General Liability: A $1.2 million reduction mostly in the 2018 accident year primarily reflects lower than anticipated claims severity.
•

Property: A $0.4 million decrease mostly in the non-catastrophe reserve segments.  The reductions were primarily in the 2016 through 2019 accident years mainly due to lower than expected claims severity partially offset by an increase in the 2020 accident year driven by higher than anticipated claims severity.

The $0.9 million decrease in prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•

Property: A $0.8 million decrease in total reflects subrogation recoveries of $1.1 million in the catastrophe reserve category from the California Thomas wildfire loss in the 2017 accident year and a decrease of $0.5 million in the 2019 accident year primarily recognizing lower than expected claims severity.  These decreases were partially offset by increases in the 2018 and 2020 accident years mainly due to higher than anticipated claims severity.

•	General Liability: A $0.1 million reduction primarily reflects decreases in the 2015 and 2017 accident years, mostly offset by increases in the 2007 and 2018 accident years.

The $1.0 million reduction of prior accident year loss reserves related to Reinsurance Operations was from the property lines.  Based on a review of the experience reported from cedants, decreases were recognized primarily in the 2011, 2017 and 2018 accident years partially offset by increases in the 2010 and 2019 accident years.  In total, property catastrophe decreased $2.7 million and property non-catastrophe increased $1.7 million.

During the first six months of 2020, the Company reduced its prior accident year loss reserves by $19.9 million, which consisted of a $14.2 million decrease related to Commercial Specialty, a $4.6 million decrease related to Specialty Property, a $0.8 million decrease related to Farm, Ranch & Stable, and a $0.3 million decrease related to Reinsurance Operations.

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

GLOBAL INDEMNITY GROUP, LLC

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

The $0.8 million decrease in prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

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
9.	Leases

The Company determines if an arrangement is a lease at inception.  Leases with a term of 12 months or less are not recorded on the consolidated balance sheets. For leases with a term of greater than 12 months, lease right-of-use assets (“ROU”) and lease liabilities are included on the consolidated balance sheets.

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

GLOBAL INDEMNITY GROUP, LLC

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 4 months to 9 years.  Some building leases have options to extend, terminate, or retract the leased area.  In June, 2021, the Company exercised the contraction clause of one of its leases.  The Company incurred a $0.4 million contraction fee in conjunction with exercising the contraction clause.  The related ROU asset and lease liability were revalued at June 30, 2021.  The Company did not factor in any other term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The components of lease expenses were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease expenses	$814	$731	$1,451	$1,479
Short-term lease expenses	2	2	5	4
Total lease expenses	$816	$733	$1,456	$1,483

There was no sublease income for the quarters and six months ended June 30, 2021 and 2020.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$1,456	$711
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$244	$91

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	June 30, 2021	December 31, 2020
Assets:
Operating lease assets	Lease right of use assets	$19,979	$21,077

Liabilities:
Operating lease liabilities	Lease liabilities	$21,566	$22,950

Weighted-average remaining lease term:
Operating leases		8.3 years	8.8 years

Weighted-average discount rate:
Operating leases (1)		1.5%	2.6%

(1)	Represents the Company’s incremental borrowing rate

GLOBAL INDEMNITY GROUP, LLC

At June 30, 2021, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2021 (1)	$1,689
2022	2,621
2023	2,652
2024	2,613
2025	2,643
Thereafter	10,716
Total future minimum lease payments	$22,934
Less: amount representing interest	1,368
Present value of minimum lease payments	$21,566

(1)Excludes the six months ended June 30, 2021

10.Shareholders’ Equity

There were 7,100 A ordinary shares that were surrendered or repurchased during the quarter ended June 30, 2021 with an average price paid per share of $27.64.  There were no class A common shares that were surrendered or repurchased during the quarters ended June 30, 2020.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the six months ended June 30, 2021:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	6,720	(2)	$28.59	—	—
March 1-31, 2021	3,095	(2)	$29.40	—	—
June 1-30, 2021	7,100	(2)	$27.64	—	—
Total	16,915		$28.34	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the six months ended June 30, 2020:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	3,124	(2)	$29.63	—	—
February 1-29, 2020	1,600	(2)	$31.13	—	—
Total	4,724		$30.14	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.

On April 5, 2021, Global Indemnity Group, LLC converted 186,160 of class B common shares to class A common shares.  There were no other class B common shares that were surrendered or repurchased during the quarters and six months ended June 30, 2021 or 2020.

GLOBAL INDEMNITY GROUP, LLC

As of June 30, 2021, Global Indemnity Group, LLC’s class A common shares were held by approximately 180 shareholders of record. There were four holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of June 30, 2021.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of June 30, 2021.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends / Distributions

Distribution payments of $0.25 per common share were declared during the six months ended June 30, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
Various (1)	Various	Various	216
Total			$7,365

(1)	Represents distributions declared on unvested shares, net of forfeitures.

Dividend payments of $0.25 per common share were declared during the six months ended June 30, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 9, 2020	March 24, 2020	March 31, 2020	$3,539
June 7, 2020	June 23, 2020	June 30, 2020	3,545
Various (1)	Various	Various	215
Total			$7,299
(1)	Represents dividends declared on unvested shares, net of forfeitures.

As of June 30, 2021 and December 31, 2020, accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.9 million and $0.7 million, respectively.  Accrued preferred distributions were less than $0.1 million as of both June 30, 2021 and December 31, 2020 and were included in other liabilities on the consolidated balance sheets.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for more information on the Company’s dividend program.
11.	Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 82.9% of the voting power of Global Indemnity Group, LLC as of June 30, 2021.  The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

GLOBAL INDEMNITY GROUP, LLC

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

Management fee expense of $0.7 million and $0.8 million was incurred during the quarters ended June 30, 2021 and 2020, respectively, and management fee expense of $1.3 million and $1.4 million was incurred during the six months ended June 30, 2021 and 2020, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.5 million and $1.8 million as of June 30, 2021 and December 31, 2020, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors or Global Indemnity Limited’s Audit Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC are reviewed and approved by either Global Indemnity Group, LLC’s Conflicts Committee or Audit Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and was not a member of Global Indemnity Limited’s Audit Committee and recused himself from the Board of Directors’ deliberations related to fees paid to Fox Paine & Company, LLC or its affiliates).

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of June 30, 2021, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of June 30, 2021, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets.  As of June 30, 2021, the Company has fully funded this commitment.

GLOBAL INDEMNITY GROUP, LLC

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

Options

During the first quarter of 2021, the Company granted 140,000 Performance-Based Options under the Plan.  The Performance-Based Options vest in 33% increments over a three-year period subject to the achievement of certain underwriting results and expire ten years after the grant date or the occurrence of certain events specified in the agreement, whichever is earlier. No stock options were awarded during the quarter ended June 30, 2021 or the quarter and six months ended June 30, 2020. No unvested options were forfeited during the quarter ended June 30, 2021. 300,000 unvested options were forfeited during the six months ended June 30, 2021. No unvested stock options were forfeited during the quarter and six months ended June 30, 2020.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares granted to key employees during the quarters and six months ended June 30, 2021 and 2020 and there were no restricted stock units granted to key employees during the quarters ended June 30, 2021 and 2020 or the six months ended June 30, 2021.

During the six months ended June 30, 2020, the Company granted 161,238 restricted stock units, with a weighted average grant date value of $30.32 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years on January 1, 2021, January 1, 2022 and January 1, 2023.

66,957 of these restricted stock units will vest as follows:

•	10.0% vested on June 18, 2021. 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

The remaining 90,906 restricted stock units will vest as follows:

•	16.5% vested on January 1, 2021. 16.5% and 17.0% of the restricted stock units will vest on January 1, 2022 and January 1, 2023, respectively.
•	Subject to Board approval, 50% of restricted stock units will vest 100%, no later than March 15, 2023, following a re-measurement of 2019 results as of December 31, 2022.

During the quarter and six months ended June 30, 2021, there were 22,540 and 42,977 restricted stock units, respectively, that became fully vested. Upon vesting, the restricted stock units converted to restricted class A common shares. During the quarter and six months ended June 30, 2020, there were no restricted stock units that vested.

GLOBAL INDEMNITY GROUP, LLC

During the quarters ended June 30, 2021 and 2020, the Company granted 19,738 and 28,482 class A common shares, respectively, at a weighted average grant date value of $28.71 and $23.70 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the quarters ended June 30, 2021 and 2020, the vesting of 4,838 shares and 7,912 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2021 and 2020 were fully vested but are subject to certain restrictions.

During the six months ended June 30, 2021 and 2020, the Company granted 39,744 and 51,609 class A common shares, respectively, at a weighted average grant date value of $28.51 and $26.16 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the six months ended June 30, 2021 and 2020, the vesting of 9,741 shares and 14,334 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier.  The remaining shares granted to non-employee directors of the Company in 2021 and 2020 were fully vested but are subject to certain restrictions.

Book Value Appreciation Rights (“BVAR”)

During the second quarter of 2021, the Company granted 2,500,000 Penn-Patriot BVARs with an aggregate initial notional value equal to approximately 5% of Penn-Patriot’s book value, which entitles the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. The BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “change in control” of Penn-Patriot and a specified portion may vest in the event the holder is terminated by Penn-Patriot without cause.

During the second quarter of 2021, the Company also granted 400,000 Penn-Patriot BVARS with an aggregate initial notional value equal to approximately 0.8% of Penn-Patriot’s book value, which entitles the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. The BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “Change in Control” of Penn-Patriot and a specified portion may vest in the event the holder is terminated by Penn-Patriot without cause.

There were no BVARs granted during the quarter and six months ended June 30, 2020.

Virtual Stock

10,000 shares of Penn-Patriot Virtual Stock with an initial notional value of $100,000 was granted during the second quarter of 2021.  These shares have a three year cliff vesting period and are payable in either cash or Global Indemnity Group, LLC’s class A common shares at the discretion of Global Indemnity Group, LLC’s Board of Directors. There were no virtual shares issued during the quarter and six months ended June 30, 2020.

14.Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

GLOBAL INDEMNITY GROUP, LLC

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$6,375	$37,551	$11,892	$(7,027)
Less: preferred stock distributions	110	—	220	—
Net income (loss) available to common shareholders	$6,265	$37,551	$11,672	$(7,027)

Denominator:
Weighted average shares for basic earnings per share	14,412,446	14,275,500	14,396,523	14,262,525
Non-vested restricted stock	12,310	14,112	11,254	—
Non-vested restricted stock units	140,785	24,293	129,035	—
Options	116,190	75,495	114,312	—
Weighted average shares for diluted earnings per share (1)	14,681,731	14,389,400	14,651,124	14,262,525

Earnings per share - Basic	$0.43	$2.63	$0.81	$(0.49)
Earnings per share - Diluted	$0.43	$2.61	$0.80	$(0.49)

(1)	For the six months ended June 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

If the Company had not incurred a loss in the six months ended June 30, 2020, 14,408,907 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation for the six months ended June 30, 2020 would have included 15,195 shares of non-vested restricted stock, 29,691 shares of non-vested restricted stock units, and 101,496 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 540,000 shares and 570,332 shares for the quarters ended June 30, 2021 and 2020, respectively, and 540,000 shares and 566,957 shares for the six months ended June 30, 2021 and 2020, respectively, which were deemed to be anti-dilutive.

15.	Segment Information

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

GLOBAL INDEMNITY GROUP, LLC

The following are tabulations of business segment information for the quarters and six months ended June 30, 2021 and 2020:

Quarter Ended June 30, 2021 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$96,680	$33,013	$20,851	$24,692		$175,236
Net written premiums	$88,332	$29,749	$17,880	$24,692		$160,653
Net earned premiums	$80,146	$29,892	$17,960	$21,410		$149,408
Other income	—	458	40	14		512
Total revenues	80,146	30,350	18,000	21,424		149,920
Losses and Expenses:
Net losses and loss adjustment expenses	51,818	15,302	11,161	12,657		90,938
Acquisition costs and other underwriting expenses	29,633	12,579	7,187	7,814		57,213
Income (loss) from segments	$(1,305)	$2,469	$(348)	$953		$1,769
Unallocated Items:
Net investment income						10,633
Net realized investment gains						3,833
Other income						9
Corporate and other operating expenses						(6,329)
Interest expense						(2,696)
Income before income taxes						7,219
Income tax expense						(844)
Net income						$6,375

Segment assets	$881,795	$210,362	$141,009	$292,078		$1,525,244
Corporate assets						$412,073
Total assets						$1,937,317

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended June 30, 2020 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$87,297	$37,978	$23,222	$16,052		$164,549
Net written premiums	$77,880	$33,075	$20,257	$16,052		$147,264
Net earned premiums	$69,728	$33,543	$19,030	$19,546		$141,847
Other income	—	429	36	279		744
Total revenues	69,728	33,972	19,066	19,825		142,591
Losses and Expenses:
Net losses and loss adjustment expenses	28,877	13,691	13,439	11,290		67,297
Acquisition costs and other underwriting expenses	26,516	13,761	7,606	5,695		53,578
Income (loss) from segments	$14,335	$6,520	$(1,979)	$2,840		$21,716
Unallocated Items:
Net investment loss						(2,359)
Net realized investment gains						38,507
Other income						22
Corporate and other operating expenses						(8,618)
Interest expense						(4,712)
Income before income taxes						44,556
Income tax expense						(7,005)
Net income						$37,551

Segment assets	$753,310	$203,561	$140,658	$277,242		$1,374,771
Corporate assets						738,377
Total assets						$2,113,148

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Six Months Ended June 30, 2021 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$184,012	$66,371	$41,853	$46,558		$338,794
Net written premiums	$166,847	$59,448	$35,483	$46,558		$308,336
Net earned premiums	$156,296	$60,483	$36,101	$40,228		$293,108
Other income (loss)	—	888	74	(42)		920
Total revenues	156,296	61,371	36,175	40,186		294,028
Losses and Expenses:
Net losses and loss adjustment expenses	105,053	29,780	22,962	23,926		181,721
Acquisition costs and other underwriting expenses	57,810	25,618	14,173	14,376		111,977
Income (loss) from segments	$(6,567)	$5,973	$(960)	$1,884		$330
Unallocated Items:
Net investment income						20,469
Net realized investment gains						7,652
Other loss						(22)
Corporate and other operating expenses						(10,605)
Interest expense						(5,291)
Income before income taxes						12,533
Income tax expense						(641)
Net income						$11,892

Segment assets	$881,795	$210,362	$141,009	$292,078		$1,525,244
Corporate assets						412,073
Total assets						$1,937,317

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Six Months Ended June 30, 2020 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$168,128	$73,221	$45,355	$33,569		$320,273
Net written premiums	$150,363	$63,082	$39,362	$33,569		$286,376
Net earned premiums	$137,442	$67,759	$37,713	$43,401		$286,315
Other income (loss)	—	856	72	(16)		912
Total revenues	137,442	68,615	37,785	43,385		287,227
Losses and Expenses:
Net losses and loss adjustment expenses	66,312	31,189	23,049	24,394		144,944
Acquisition costs and other underwriting expenses	52,509	27,993	15,244	14,244		109,990
Income (loss) from segments	$18,621	$9,433	$(508)	$4,747		$32,293
Unallocated Items:
Net investment income						7,770
Net realized investment loss						(29,655)
Other income						19
Corporate and other operating expenses						(12,841)
Interest expense						(9,577)
Loss before income taxes						(11,991)
Income tax benefit						4,964
Net loss						$(7,027)

Segment assets	$753,310	$203,561	$140,658	$277,242		$1,374,771
Corporate assets						738,377
Total assets						$2,113,148

(1)	External business only, excluding business assumed from affiliates.
16.	New Accounting Pronouncements

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

Appointment of Chief Operations Officer

On May 17, 2021, the Company announced that Reiner R. Mauer was named Chief Operations Officer of the Company’s insurance business and will serve as the principal operating officer of the Company.

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

Distributions

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021 and June 21, 2021.  Distributions paid to common shareholders were $7.2 million during the six months ended June 30, 2021.   In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2021.

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

GLOBAL INDEMNITY GROUP, LLC

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 195 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, primarily via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 205 agents, primarily comprised of wholesale general agents, with specific binding authority.

The Company’s Farm, Ranch & Stable segment, primarily via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through a group of approximately 215 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

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

GLOBAL INDEMNITY GROUP, LLC

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

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2021 and 2020:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$175,236	$164,549	6.5%	$338,794	$320,273	5.8%

Net written premiums	$160,653	$147,264	9.1%	$308,336	$286,376	7.7%

Net earned premiums	$149,408	$141,847	5.3%	$293,108	$286,315	2.4%
Other income	512	744	(31.2%)	920	912	0.9%
Total revenues	149,920	142,591	5.1%	294,028	287,227	2.4%

Losses and expenses:
Net losses and loss adjustment expenses	90,938	67,297	35.1%	181,721	144,944	25.4%
Acquisition costs and other underwriting expenses	57,213	53,578	6.8%	111,977	109,990	1.8%
Underwriting income	1,769	21,716	(91.9%)	330	32,293	(99.0%)

Net investment income (loss)	10,633	(2,359)	NM	20,469	7,770	163.4%
Net realized investment gains (losses)	3,833	38,507	(90.0%)	7,652	(29,655)	125.8%
Other income (loss)	9	22	(59.1%)	(22)	19	NM
Corporate and other operating expenses	(6,329)	(8,618)	(26.6%)	(10,605)	(12,841)	(17.4%)
Interest expense	(2,696)	(4,712)	(42.8%)	(5,291)	(9,577)	(44.8%)
Income (loss) before income taxes	7,219	44,556	(83.8%)	12,533	(11,991)	NM

Income tax expense (benefit)	844	7,005	(88.0%)	641	(4,964)	(112.9%)
Net income (loss)	$6,375	$37,551	(83.0%)	$11,892	$(7,027)	NM

Underwriting Ratios:
Loss ratio (1):	60.9%	47.4%		62.0%	50.6%
Expense ratio (2)	38.3%	37.8%		38.2%	38.4%
Combined ratio (3)	99.2%	85.2%		100.2%	89.0%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY GROUP, LLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross written premiums (1)
Commercial Specialty	$96,680	$87,297	10.7%	$184,012	$168,128	9.4%
Specialty Property	33,013	37,978	(13.1%)	66,371	73,221	(9.4%)
Farm, Ranch & Stable	20,851	23,222	(10.2%)	41,853	45,355	(7.7%)
Reinsurance (3)	24,692	16,052	53.8%	46,558	33,569	38.7%
Total gross written premiums	$175,236	$164,549	6.5%	$338,794	$320,273	5.8%

Ceded written premiums
Commercial Specialty	$8,348	$9,417	(11.4%)	$17,165	$17,765	(3.4%)
Specialty Property	3,264	4,903	(33.4%)	6,923	10,139	(31.7%)
Farm, Ranch & Stable	2,971	2,965	0.2%	6,370	5,993	6.3%
Reinsurance (3)	—	—	—	—	—	—
Total ceded written premiums	$14,583	$17,285	(15.6%)	$30,458	$33,897	(10.1%)

Net written premiums (2)
Commercial Specialty	$88,332	$77,880	13.4%	$166,847	$150,363	11.0%
Specialty Property	29,749	33,075	(10.1%)	59,448	63,082	(5.8%)
Farm, Ranch & Stable	17,880	20,257	(11.7%)	35,483	39,362	(9.9%)
Reinsurance (3)	24,692	16,052	53.8%	46,558	33,569	38.7%
Total net written premiums	$160,653	$147,264	9.1%	$308,336	$286,376	7.7%

Net earned premiums
Commercial Specialty	$80,146	$69,728	14.9%	$156,296	$137,442	13.7%
Specialty Property	29,892	33,543	(10.9%)	60,483	67,759	(10.7%)
Farm, Ranch & Stable	17,960	19,030	(5.6%)	36,101	37,713	(4.3%)
Reinsurance (3)	21,410	19,546	9.5%	40,228	43,401	(7.3%)
Total net earned premiums	$149,408	$141,847	5.3%	$293,108	$286,315	2.4%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 6.5% and 5.8% for the quarter and six months ended June 30, 2021, respectively, as compared to same periods in 2020.  This increase is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty as well as the organic growth of an existing casualty treaty and the assumption of three new smaller casualty treaties within Reinsurance Operations.  This growth in premiums was partially offset by the continued reduction of catastrophe exposed business within both Specialty Property and Farm, Ranch & Stable, the continued reduction in business not providing an adequate return on capital within Specialty Property, the non-renewal of its property catastrophe treaties within Reinsurance Operations, and actions taken by Commercial Specialty to reduce risk and increase profitability of Property Brokerage.

GLOBAL INDEMNITY GROUP, LLC

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Commercial Specialty	91.4%	89.2%	2.2	90.7%	89.4%	1.3
Specialty Property	90.1%	87.1%	3.0	89.6%	86.2%	3.4
Farm, Ranch & Stable	85.8%	87.2%	(1.4)	84.8%	86.8%	(2.0)
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Total	91.7%	89.5%	2.2	91.0%	89.4%	1.6

The net premium retention for the quarter and six months ended June 30, 2021 increased by 2.2 points and 1.6 points, respectively, as compared to the same periods in 2020.  This increase in retention is primarily driven by the restructuring of the Company’s catastrophe reinsurance treaties which occurred on June 1, 2020 as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 14.9% and 13.7% for the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs partially offset by a reduction in Property Brokerage’s net earned premiums as a result of actions taken to reduce risk and increase profitability.  Property net earned premiums were $33.0 million and $31.9 million for the quarters ended June 30, 2021 and 2020, respectively, and $67.5 million and $62.4 million for the six months ended June 30, 2021 and 2020, respectively. Casualty net earned premiums were $47.1 million and $37.8 million for the quarters ended June 30, 2021 and 2020, respectively, and $88.8 million and $75.0 million for the six months ended June 30, 2021 and 2020, respectively.

Net earned premiums within the Specialty Property segment decreased by 10.9% and 10.7% for the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital.  Property net earned premiums were $28.1 million and $31.2 million for the quarters ended June 30, 2021 and 2020, respectively, and $56.9 million and $62.8 million for the six months ended June 30, 2021 and 2020, respectively. Casualty net earned premiums were $1.8 million and $2.4 million for the quarters ended June 30, 2021 and 2020, respectively, and $3.6 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively.

Net earned premiums within the Farm, Ranch & Stable segment decreased by 5.6% and 4.3% for the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease in net earned premiums was primarily due to the continued reduction of catastrophe exposed business.  Property net earned premiums were $13.4 million and $13.7 million for the quarters ended June 30, 2021 and 2020, respectively, and $27.0 million and $27.1 million for the six months ended June 30, 2021 and 2020, respectively. Casualty net earned premiums were $4.6 million and $5.3 million for the quarters ended June 30, 2021 and 2020, respectively, and $9.1 million and $10.6 million for the six months ended June 30, 2021 and 2020, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 9.5% for the quarter ended June 30, 2021 as compared to the same period in 2020 primarily due to organic growth of an existing casualty treaty partially offset by a reduction in premiums written due to the non-renewal of its property catastrophe treaties.  Net earned premiums decreased by 7.3% for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to a reduction in premiums written due to the non-renewal of its property catastrophe treaties partially offset by the organic growth of an existing casualty treaty.  Property net earned premiums were $3.4 million and $9.1 million for the quarters ended June 30, 2021 and 2020, respectively, and $5.4 million and $19.0 million for the six months ended June 30, 2021 and 2020, respectively.  Casualty net earned premiums were $18.1 million and $10.5 million for the quarters ended June 30, 2021 and 2020, respectively, and $34.9 million and $24.4 million for the six months ended June 30, 2021 and 2020, respectively.

GLOBAL INDEMNITY GROUP, LLC

Reserves

Management’s best estimate at June 30, 2021 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $697.6 million and $610.5 million, respectively, as of June 30, 2021.  A breakout of the Company’s gross and net reserves, as of June 30, 2021, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$178,475	$279,116	$457,591
Specialty Property	13,117	25,280	38,397
Farm, Ranch & Stable	12,614	32,412	45,026
Reinsurance Operations	44,185	112,419	156,604
Total	$248,391	$449,227	$697,618

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$142,426	$241,976	$384,402
Specialty Property	10,904	21,906	32,810
Farm, Ranch & Stable	11,613	25,038	36,651
Reinsurance Operations	44,185	112,419	156,604
Total	$209,128	$401,339	$610,467

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $179.6 million for claims occurring during the six months ended June 30, 2021:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(26,042)	(17,511)	(8,980)	(449)	8,082
	-3%	(22,809)	(14,099)	(5,388)	3,323	12,033
	-2%	(21,193)	(12,392)	(3,592)	5,208	14,009
	-1%	(19,576)	(10,686)	(1,796)	7,094	15,984
	0%	(17,960)	(8,980)	—	8,980	17,960
	1%	(16,344)	(7,274)	1,796	10,866	19,936
	2%	(14,727)	(5,568)	3,592	12,752	21,911
	3%	(13,111)	(3,861)	5,388	14,637	23,887
	5%	(9,878)	(449)	8,980	18,409	27,838

The Company’s net reserves for losses and loss adjustment expenses of $610.5 million as of June 30, 2021 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Results

Commercial Specialty

The components of income and loss from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$96,680	$87,297	10.7%	$184,012	$168,128	9.4%

Net written premiums	$88,332	$77,880	13.4%	$166,847	$150,363	11.0%

Net earned premiums	$80,146	$69,728	14.9%	$156,296	$137,442	13.7%
Total revenues	80,146	69,728	14.9%	156,296	137,442	13.7%

Losses and expenses:
Net losses and loss adjustment expenses	51,818	28,877	79.4%	105,053	66,312	58.4%
Acquisition costs and other underwriting expenses	29,633	26,516	11.8%	57,810	52,509	10.1%
Underwriting income (loss)	$(1,305)	$14,335	(109.1%)	$(6,567)	$18,621	(135.3%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	57.2%	61.8%	(4.6)	63.7%	58.6%	5.1
Prior accident year	7.4%	(20.4%)	27.8	3.6%	(10.4%)	14.0
Calendar year loss ratio	64.6%	41.4%	23.2	67.3%	48.2%	19.1
Expense ratio	37.0%	38.0%	(1.0)	37.0%	38.2%	(1.2)
Combined ratio	101.6%	79.4%	22.2	104.3%	86.4%	17.9

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$16,093	48.8%	$14,563	45.6%	$36,385	53.9%	$26,812	42.9%
Effect of prior accident year	224	0.7%	689	2.2%	(1,339)	(2.0%)	330	0.5%
Non catastrophe property losses and ratio (2)	$16,317	49.5%	$15,252	47.8%	$35,046	51.9%	$27,142	43.4%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,666	8.1%	$9,866	30.9%	$12,970	19.2%	$13,579	21.8%
Effect of prior accident year	6,779	20.5%	5,099	16.0%	8,102	12.0%	5,437	8.7%
Catastrophe losses and ratio (2)	$9,445	28.6%	$14,965	46.9%	$21,072	31.2%	$19,016	30.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$18,759	56.9%	$24,429	76.5%	$49,355	73.1%	$40,391	64.7%
Effect of prior accident year	7,003	21.2%	5,788	18.2%	6,763	10.0%	5,767	9.2%
Total property losses and ratio (2)	$25,762	78.1%	$30,217	94.7%	$56,118	83.1%	$46,158	73.9%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$27,097	57.5%	$18,697	49.4%	$50,146	56.5%	$40,170	53.6%
Effect of prior accident year	(1,041)	(2.2%)	(20,037)	(53.0%)	(1,211)	(1.4%)	(20,016)	(26.7%)
Total casualty losses and ratio (2)	$26,056	55.3%	$(1,340)	(3.6%)	$48,935	55.1%	$20,154	26.9%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$45,856	57.2%	$43,126	61.8%	$99,501	63.7%	$80,561	58.6%
Effect of prior accident year	5,962	7.4%	(14,249)	(20.4%)	5,552	3.6%	(14,249)	(10.4%)
Total net losses and loss adjustment expense and total loss ratio (2)	$51,818	64.6%	$28,877	41.4%	$105,053	67.3%	$66,312	48.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Property losses
Non-catastrophe	$16,093	$14,563	10.5%	$36,385	$26,812	35.7%
Catastrophe	2,666	9,866	(73.0%)	12,970	13,579	(4.5%)
Property losses	18,759	24,429	(23.2%)	49,355	40,391	22.2%
Casualty losses	27,097	18,697	44.9%	50,146	40,170	24.8%
Total accident year losses	$45,856	$43,126	6.3%	$99,501	$80,561	23.5%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	48.8%	45.6%	3.2	53.9%	42.9%	11.0
Catastrophe	8.1%	30.9%	(22.8)	19.2%	21.8%	(2.6)
Property loss ratio	56.9%	76.5%	(19.6)	73.1%	64.7%	8.4
Casualty loss ratio	57.5%	49.4%	8.1	56.5%	53.6%	2.9
Total accident year loss ratio	57.2%	61.8%	(4.6)	63.7%	58.6%	5.1

The current accident year non-catastrophe property loss ratio increased by 3.2 points during the quarter ended June 30, 2021 as compared to the same period in 2020 reflecting higher claims severity in the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 11.0 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to higher claims severity for the first six months compared to last year.

The current accident year catastrophe loss ratio improved by 22.8 points during the quarter ended June 30, 2021 as compared to the same period in 2020 recognizing lower claims frequency and severity in the second accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 2.6 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to lower claims frequency through six months compared to last year.

The current accident year casualty loss ratio increased by 8.1 points during the quarter ended June 30, 2021 as compared to the same period in 2020 reflecting higher claims frequency in the second accident quarter compared to last year.

The current accident year casualty loss ratio increased by 2.9 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to higher claims frequency through six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2021 includes an increase of $6.0 million, or 7.4 percentage points, and an increase of $5.6 million, or 3.6 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes a decrease of $14.2 million, or 20.4 percentage points, and a decrease of $14.2 million, or 10.4 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY GROUP, LLC

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 1.0 points from 38.0% for the quarter ended June 30, 2020 to 37.0% for the quarter ended June 30, 2021 and improved by 1.2 points from 38.2% for the six months ended June 30, 2020 to 37.0% for the six months ended June 30, 2021. The improvement in the expense ratio is primarily due to higher earned premiums.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Commercial Specialty’s business, financial condition, and results of operation.

There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty policies, or other conditions included in these policies that would otherwise preclude coverage.

Specialty Property

The components of income from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$33,013	$37,978	(13.1%)	$66,371	$73,221	(9.4%)

Net written premiums	$29,749	$33,075	(10.1%)	$59,448	$63,082	(5.8%)

Net earned premiums	$29,892	$33,543	(10.9%)	$60,483	$67,759	(10.7%)
Other income	458	429	6.8%	888	856	3.7%
Total revenues	30,350	33,972	(10.7%)	61,371	68,615	(10.6%)

Losses and expenses:
Net losses and loss adjustment expenses	15,302	13,691	11.8%	29,780	31,189	(4.5%)
Acquisition costs and other underwriting expenses	12,579	13,761	(8.6%)	25,618	27,993	(8.5%)
Underwriting income	$2,469	$6,520	(62.1%)	$5,973	$9,433	(36.7%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	51.2%	54.5%	(3.3)	51.9%	52.8%	(0.9)
Prior accident year	—	(13.7%)	13.7	(2.7%)	(6.8%)	4.1
Calendar year loss ratio	51.2%	40.8%	10.4	49.2%	46.0%	3.2
Expense ratio	42.1%	41.0%	1.1	42.4%	41.3%	1.1
Combined ratio	93.3%	81.8%	11.5	91.6%	87.3%	4.3

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$10,692	38.0%	$11,032	35.4%	$23,386	41.1%	$25,425	40.5%
Effect of prior accident year	(55)	(0.2%)	(3,383)	(10.9%)	(340)	(0.6%)	(3,045)	(4.8%)
Non catastrophe property losses and ratio (2)	$10,637	37.8%	$7,649	24.5%	$23,046	40.5%	$22,380	35.7%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,651	13.0%	$6,228	20.0%	$6,075	10.7%	$8,307	13.2%
Effect of prior accident year	69	0.2%	178	0.6%	(57)	(0.1%)	209	0.3%
Catastrophe losses and ratio (2)	$3,720	13.2%	$6,406	20.6%	$6,018	10.6%	$8,516	13.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$14,343	51.0%	$17,260	55.4%	$29,461	51.8%	$33,732	53.7%
Effect of prior accident year	14	—%	(3,205)	(10.3%)	(397)	(0.7%)	(2,836)	(4.5%)
Total property losses and ratio (2)	$14,357	51.0%	$14,055	45.1%	$29,064	51.1%	$30,896	49.2%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$947	54.0%	$1,019	43.1%	$1,944	54.0%	$2,045	41.5%
Effect of prior accident year	(2)	(0.1%)	(1,383)	(58.5%)	(1,228)	(34.1%)	(1,752)	(35.6%)
Total casualty losses and ratio (2)	$945	53.9%	$(364)	(15.4%)	$716	19.9%	$293	5.9%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$15,290	51.2%	$18,279	54.5%	$31,405	51.9%	$35,777	52.8%
Effect of prior accident year	12	—%	(4,588)	(13.7%)	(1,625)	(2.7%)	(4,588)	(6.8%)
Total net losses and loss adjustment expense and total loss ratio (2)	$15,302	51.2%	$13,691	40.8%	$29,780	49.2%	$31,189	46.0%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Other Income

Other income was $0.5 million and $0.4 million for the quarters ended June 30, 2021 and 2020, respectively, and $0.9 million for both the six months ended June 30, 2021 and 2020.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Property losses
Non-catastrophe	$10,692	$11,032	(3.1%)	$23,386	$25,425	(8.0%)
Catastrophe	3,651	6,228	(41.4%)	6,075	8,307	(26.9%)
Property losses	14,343	17,260	(16.9%)	29,461	33,732	(12.7%)
Casualty losses	947	1,019	(7.1%)	1,944	2,045	(4.9%)
Total accident year losses	$15,290	$18,279	(16.4%)	$31,405	$35,777	(12.2%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	38.0%	35.4%	2.6	41.1%	40.5%	0.6
Catastrophe	13.0%	20.0%	(7.0)	10.7%	13.2%	(2.5)
Property loss ratio	51.0%	55.4%	(4.4)	51.8%	53.7%	(1.9)
Casualty loss ratio	54.0%	43.1%	10.9	54.0%	41.5%	12.5
Total accident year loss ratio	51.2%	54.5%	(3.3)	51.9%	52.8%	(0.9)

The current accident year non-catastrophe property loss ratio increased by 2.6 points during the quarter ended June 30, 2021 as compared to the same period in 2020 reflecting higher claims severity in the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 0.6 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to higher claims severity for the first six months compared to last year.

The current accident year catastrophe loss ratio improved by 7.0 points during the quarter ended June 30, 2021 as compared to the same period in 2020 recognizing lower claims frequency in the second accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 2.5 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to lower claims frequency and severity through six months compared to last year.

The current accident year casualty loss ratio increased by 10.9 points during the quarter ended June 30, 2021 as compared to the same period in 2020 reflecting higher claims frequency in the second accident quarter compared to last year.

The current accident year casualty loss ratio increased by 12.5 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to higher claims frequency through six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2021 includes an increase of less than $0.1 million, or 0.0 percentage points, and a decrease of $1.6 million, or 2.7 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes a decrease of $4.6 million, or 13.7 percentage points, and a decrease of $4.6 million, or 6.8 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY GROUP, LLC

Expense Ratios

The expense ratio for the Company’s Specialty Property segment increased 1.1 points from 41.0% for the quarter ended June 30, 2020 to 42.1% for the quarter ended June 30, 2021 and increased by 1.1 points from 41.3% for the six months ended June 30, 2020 to 42.4% for the six months ended June 30, 2021. The increase in the expense ratio is primarily due to a reduction in earned premiums.

COVID-19

COVID-19’s lasting impacts could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Farm, Ranch & Stable

The components of loss from the Company’s Farm, Ranch & Stable segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$20,851	$23,222	(10.2%)	$41,853	$45,355	(7.7%)

Net written premiums	$17,880	$20,257	(11.7%)	$35,483	$39,362	(9.9%)

Net earned premiums	$17,960	$19,030	(5.6%)	$36,101	$37,713	(4.3%)
Other income	40	36	11.1%	74	72	2.8%
Total revenues	18,000	19,066	(5.6%)	36,175	37,785	(4.3%)

Losses and expenses:
Net losses and loss adjustment expenses	11,161	13,439	(17.0%)	22,962	23,049	(0.4%)
Acquisition costs and other underwriting expenses	7,187	7,606	(5.5%)	14,173	15,244	(7.0%)
Underwriting loss	$(348)	$(1,979)	(82.4%)	$(960)	$(508)	89.0%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	62.7%	74.8%	(12.1)	66.0%	63.2%	2.8
Prior accident year	(0.6%)	(4.2%)	3.6	(2.4%)	(2.1%)	(0.3)
Calendar year loss ratio	62.1%	70.6%	(8.5)	63.6%	61.1%	2.5
Expense ratio	40.0%	40.0%	—	39.3%	40.4%	(1.1)
Combined ratio	102.1%	110.6%	(8.5)	102.9%	101.5%	1.4

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$7,457	55.7%	$4,737	34.6%	$13,424	49.8%	$9,814	36.2%
Effect of prior accident year	(14)	(0.1%)	(707)	(5.2%)	301	1.1%	(1,265)	(4.7%)
Non catastrophe property losses and ratio (2)	$7,443	55.6%	$4,030	29.4%	$13,725	50.9%	$8,549	31.5%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,372	10.2%	$7,117	52.0%	$5,499	20.4%	$8,518	31.4%
Effect of prior accident year	10	0.1%	11	0.1%	(1,035)	(3.8%)	561	2.1%
Catastrophe losses and ratio (2)	$1,382	10.3%	$7,128	52.1%	$4,464	16.6%	$9,079	33.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$8,829	65.9%	$11,854	86.6%	$18,923	70.2%	$18,332	67.6%
Effect of prior accident year	(4)	—	(696)	(5.1%)	(734)	(2.7%)	(704)	(2.6%)
Total property losses and ratio (2)	$8,825	65.9%	$11,158	81.5%	$18,189	67.5%	$17,628	65.0%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,439	53.4%	$2,388	44.7%	$4,891	53.5%	$5,520	52.0%
Effect of prior accident year	(103)	(2.3%)	(107)	(2.0%)	(118)	(1.3%)	(99)	(0.9%)
Total casualty losses and ratio (2)	$2,336	51.1%	$2,281	42.7%	$4,773	52.2%	$5,421	51.1%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$11,268	62.7%	$14,242	74.8%	$23,814	66.0%	$23,852	63.2%
Effect of prior accident year	(107)	(0.6%)	(803)	(4.2%)	(852)	(2.4%)	(803)	(2.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$11,161	62.1%	$13,439	70.6%	$22,962	63.6%	$23,049	61.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Other Income

Other income was less than $0.1 million for each of the quarters ended June 30, 2021 and 2020 and $0.1 million for both the six months ended June 30, 2021 and 2020.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Property losses
Non-catastrophe	$7,457	$4,737	57.4%	$13,424	$9,814	36.8%
Catastrophe	1,372	7,117	(80.7%)	5,499	8,518	(35.4%)
Property losses	8,829	11,854	(25.5%)	18,923	18,332	3.2%
Casualty losses	2,439	2,388	2.1%	4,891	5,520	(11.4%)
Total accident year losses	$11,268	$14,242	(20.9%)	$23,814	$23,852	(0.2%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	55.7%	34.6%	21.1	49.8%	36.2%	13.6
Catastrophe	10.2%	52.0%	(41.8)	20.4%	31.4%	(11.0)
Property loss ratio	65.9%	86.6%	(20.7)	70.2%	67.6%	2.6
Casualty loss ratio	53.4%	44.7%	8.7	53.5%	52.0%	1.5
Total accident year loss ratio	62.7%	74.8%	(12.1)	66.0%	63.2%	2.8

The current accident year non-catastrophe property loss ratio increased by 21.1 points during the quarter ended June 30, 2021 as compared to the same period in 2020 reflecting higher claims frequency and severity in the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 13.6 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to higher claims frequency and severity through six months compared to last year.

The current accident year catastrophe loss ratio improved by 41.8 points during the quarter ended June 30, 2021 as compared to the same period in 2020 recognizing lower claims frequency and severity in the second accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 11.0 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to lower claims frequency and severity through six months compared to last year.

The current accident year casualty loss ratio increased by 8.7 points during the quarter ended June 30, 2021 as compared to the same period in 2020 reflecting higher claims frequency in the second accident quarter compared to last year.

The current accident year casualty loss ratio increased by 1.5 points during the six months ended June 30, 2021 as compared to the same period in 2020 due to higher claims frequency through six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2021 includes a decrease of $0.1 million, or 0.6 percentage points, and a decrease of $0.9 million, or 2.4 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes a decrease of $0.8 million, or 4.2 percentage points, and a decrease of $0.8 million, or 2.1 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY GROUP, LLC

Expense Ratios

The expense ratio for the Company’s Farm, Ranch & Stable Segment was 40.0% for both the quarter ended June 30, 2021 and June 30, 2020. The expense ratio improved 1.1 points from 40.4% for the six months ended June 30, 2020 to 39.3% for the six months ended June 30, 2021. The improvement in the expense ratio is primarily due to a reduction of commission rate partially driven by a change in agent distribution as well as a reduction in compensation, travel, and advertising expenses.

COVID-19

There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Farm, Ranch & Stable policies, or other conditions included in these policies that would otherwise preclude coverage.

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Farm, Ranch & Stable’s business, financial condition, and results of operation.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021 (1)	2020 (1)	Change	2021 (1)	2020 (1)	Change
Gross written premiums	$24,692	$16,052	53.8%	$46,558	$33,569	38.7%

Net written premiums	$24,692	$16,052	53.8%	$46,558	$33,569	38.7%

Net earned premiums	$21,410	$19,546	9.5%	$40,228	$43,401	(7.3%)
Other income (loss)	14	279	(95.0%)	(42)	(16)	162.5%
Total revenues	21,424	19,825	8.1%	40,186	43,385	(7.4%)

Losses and expenses:
Net losses and loss adjustment expenses	12,657	11,290	12.1%	23,926	24,394	(1.9%)
Acquisition costs and other underwriting expenses	7,814	5,695	37.2%	14,376	14,244	0.9%
Underwriting income	$953	$2,840	(66.4%)	$1,884	$4,747	(60.3%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	60.7%	56.1%	4.6	61.9%	56.8%	5.1
Prior accident year	(1.6%)	1.7%	(3.3)	(2.4%)	(0.6%)	(1.8)
Calendar year loss ratio (3)	59.1%	57.8%	1.3	59.5%	56.2%	3.3
Expense ratio	36.5%	29.1%	7.4	35.7%	32.8%	2.9
Combined ratio	95.6%	86.9%	8.7	95.2%	89.0%	6.2

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Loss

The Company recognized other income of less than $0.1 million and $0.3 million during the quarters and six months ended June 30, 2021 and 2020, respectively, and recognized a loss of less than $0.1 million for both the six months ended June 30, 2021 and 2020.  Other loss is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 4.6 points during the quarter ended June 30, 2021 as compared to the same period in 2020.  The increase in the current accident year loss ratio reflects a mix of business shift to more casualty premium which has a higher expected loss ratio than property.  The casualty net earned premium was 84% of the total Reinsurance Operations earned premium compared to 54% in 2020.

The current accident year loss ratio increased by 5.1 points during the six months ended June 30, 2021 as compared to the same period in 2020. The increase in the current accident year loss ratio reflects a mix of business shift to more casualty premium which has a higher expected loss ratio than property.  The casualty net earned premium was 87% of the total Reinsurance Operations earned premium compared to 56% in 2020.

The calendar year loss ratio for the quarter and six months ended June 30, 2021 includes a decrease of $0.3 million, or 1.6 percentage points, and a decrease of $1.0 million, or 2.4 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2020 includes an increase of $0.3 million, or 1.7 percentage points, and a decrease of $0.3 million, or 0.6 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 7.4 points from 29.1% for the quarter ended June 30, 2020 to 36.5% for the quarter ended June 30, 2021 and increased by 2.9 points from 32.8% for the six months ended June 30, 2020 to 35.7% for the six months ended June 30, 2021. The increase in the expense ratio is primarily due to a change in business mix as well as an increase in profit commissions.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A+ average rating and a duration of 4.5 years.

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross investment income (loss) (1)	$11,268	$(2,012)	660.0%	$21,817	$9,106	139.6%
Investment expenses	(635)	(347)	83.0%	(1,348)	(1,336)	0.9%
Net investment income	$10,633	$(2,359)	550.7%	$20,469	$7,770	163.4%

(1)	Excludes realized gains and losses

Gross investment income (loss) increased by 660.0% and 139.6% for the quarter and six months ended June 30, 2021, respectively, as compared to the same period in 2020.  The increase was primarily due to increased returns from alternative investments offset by a decrease in yield within the fixed maturities portfolio.

Investment expenses increased by 83.0% and 0.9% for the quarter and six months ended June 30, 2021, respectively, as compared to the same period in 2020 due to including investment expenses related to mutual funds as a direct offset to investment income during the prior year.  The Company divested its investments in mutual funds during January 2021.

At June 30, 2021, the Company held agency mortgage-backed securities with a market value of $207.7 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 4.7 years as of June 30, 2021, compared with 4.8 years as of June 30, 2020.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 4.5 years as of June 30, 2021, and June 30, 2020, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.3% as of June 30, 2021, compared to 2.5% as of June 30, 2020. The embedded book yield on the $64.5 million of taxable municipal bonds in the Company’s portfolio, was 3.0% at June 30, 2021, compared to an embedded book yield of 3.1% on the Company’s taxable municipal bonds of $63.8 million at June 30, 2020.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2021 and 2020 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Equity securities	$3,395	$27,894	$7,763	$(22,088)
Fixed maturities	453	12,820	(706)	14,752
Derivatives	(15)	(2,207)	595	(22,319)
Net realized investment gains (losses)	$3,833	$38,507	$7,652	$(29,655)

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2021 and 2020.

GLOBAL INDEMNITY GROUP, LLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $6.3 million and $8.6 million during the quarters ended June 30, 2021 and 2020, respectively, and $10.6 million and $12.8 million during the six months ended June 30, 2021 and 2020, respectively.  Corporate expenses were higher in 2020 due to incurring additional professional fees related to the redomestication.

Interest Expense

Interest expense decreased 42.8% and 44.8% during the quarter and six months ended June 30, 2021, respectively, as compared to the same period in 2020 primarily due to the redemption of the Company’s 7.75% Subordinated Notes due in 2045 and the repayment of the margin borrowing facility in August, 2020.

Income Tax Expense (Benefit)

Income tax expense was $0.8 million for the quarter ended June 30, 2021 compared with an income tax expense of $7.0 million for the quarter ended June 30, 2020.  The reduction is driven by lower pre-tax income for the Company’s U.S. Subsidiaries.

Income tax expense was $0.6 million for the six months ended June 30, 2021 compared with an income tax benefit of $5.0 million for the six months ended June 30, 2020. The increase in the income tax benefit is primarily due to investment losses incurred by the Company’s U.S. subsidiaries during the six months ended June 30, 2020.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $6.4 million and net income of $37.6 million for the quarters ended June 30, 2021 and 2020, respectively, and a net income of $11.9 million and net loss of $7.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, distributions to shareholders, and share repurchases.  In order to meet their short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make distribution payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

GLOBAL INDEMNITY GROUP, LLC

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

As of June 30, 2021, the Company also had future funding commitments of $31.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2020 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2020 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies.  The Insurance Companies did not declare or pay any dividends during the quarter and six months ended June 30, 2021.

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

Net cash provided by operating activities was $47.5 million and $52.4 million for the quarters and six months ended June 30, 2021 and 2020, respectively.  The decrease in operating cash flows of approximately $4.9 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Change
Net premiums collected	$308,353	$285,317	$23,036
Net losses paid	(148,453)	(131,203)	(17,250)
Underwriting and corporate expenses	(126,144)	(120,897)	(5,247)
Net investment income	18,952	23,138	(4,186)
Net federal income taxes recovered	—	5,478	(5,478)
Interest paid	(5,220)	(9,423)	4,203
Net cash provided by operating activities	$47,488	$52,410	$(4,922)

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

GLOBAL INDEMNITY GROUP, LLC

Liquidity

COVID-19

The Company’s liquidity could be negatively impacted by the cancellation, delays, or non-payment of premiums related to the ongoing COVID-19 pandemic and its lasting impacts.  There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage which would negatively impact liquidity.  In addition, the liquidity of the Company’s investment portfolio could be negatively impacted by disruption experienced in global financial markets.  Management is taking actions it considers prudent to minimize the impact on the Company’s liquidity. However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company is regularly evaluating the impact of COVID-19 on its liquidity.

Dividends / Distributions

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021 and June 21, 2021.  Distributions paid to common shareholders were $7.2 million during the six months ended June 30, 2021.   In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2021.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2021.  Please see Item 7 of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2021.  Please see Item 7 of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Co-obligor Financial Information

The Company is providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to the Company’s 7.875% Subordinated Notes due in 2047 (“2047 Notes”). Global Indemnity Group, LLC (parent co-obligor) and GBLI Holdings, LLC (subsidiary co-obligor) are co-obligors of the 2047 Notes.  GBLI Holdings, LLC is a wholly-owned indirect subsidiary of Global Indemnity Group, LLC.  The 2047 Notes are subordinated unsecured obligations and rank (i) senior to the companies’ existing and future capital stock, (ii) senior in right of payment to the companies’ future junior subordinated debt, (iii) equally in right of payment with any existing unsecured, subordinated debt that the companies have issued or may issue in the future that ranks equally with the 2047 Notes, and (iv) subordinate in right of payment to any of the companies’ future senior debt.  In addition, the 2047 Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of Global Indemnity Group, LLC’s subsidiaries, except for GBLI Holdings, LLC.

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

GLOBAL INDEMNITY GROUP, LLC

The following tables present summarized financial information for Global Indemnity Group, LLC (Parent co-obligor) and GBLI Holdings, LLC (Subsidiary co-obligor) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Subsidiary Co-obligors

The following table presents the summarized balance sheet information as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Intercompany note receivable	$2,100	$11,283
Intercompany receivables	828	57
Investments	249,587	250,863
Total assets excluding investment in subsidiaries	314,080	324,229
Intercompany payables	5,103	5,515
Total liabilities	155,829	158,423

The following table presents the summarized statement of operations information for the six months ended June 30, 2021.

(Dollars in thousands)
Total revenue	$12,452
Intercompany interest income	57
Intercompany interest expense	—
Loss before income taxes (1)	(3,102)
Net loss (1)	(434)

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

GLOBAL INDEMNITY GROUP, LLC

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending June 30, 2021, global equities rose approximately 7.6% with U.S. equities outperforming, returning approximately 8.6%.  U.S. fixed income returned approximately 2.9% as 10 year treasury rates declined during the quarter to end at 1.45%.  Inflation ticked up globally, though the Federal Reserve continued to emphasize the transitory nature of inflation.  U.S. inflation in particular experienced a faster-than-expected acceleration over the quarter. Vaccinations continued to advance globally and case counts generally moved lower, although the spread of a new variant with higher infectiousness underscored a key risk for the economic recovery.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 4.5 years. Portfolio purchases were focused within US Treasury, MBS, and investment grade credit securities. These purchases were funded primarily through cash inflows, sales of US Treasury and MBS securities, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to investment grade credit increased, while the portfolio’s exposure to US Treasuries decreased.  There have been no other material changes to the Company’s market risk since December 31, 2020.  Please see Item 7A of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company may be subject to adverse foreign taxes related to its historic non-US subsidiaries.

Although the Company and its subsidiaries have eliminated most of their historic foreign subsidiaries, the statute of limitations remains open in certain foreign jurisdictions, and it is possible that the Company could be subject to materially adverse foreign taxes with respect to its historic operations.  Such adverse foreign taxes could also potentially arise as a result of retroactive changes in law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 7,100 shares surrendered by the Company’s employees during the quarter ended June 30, 2021.  All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

GLOBAL INDEMNITY GROUP, LLC

Item 6.	Exhibits

10.1

Chief Operating Officer Agreement with Reiner R. Mauer effective May 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 17, 2021 (File No. 001-34809)).

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: August 6, 2021	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)