Form 10-Q
period 2021-09-30
Global Indemnity Group, LLC
filed 2021-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 28, 2021, the registrant had outstanding 10,534,245 Class A Common Shares and 3,947,206 Class B Common Shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2021 (Unaudited) and December 31, 2020	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) Quarters and Nine Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4.	Controls and Procedures	68

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

Signature		72

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,181,112 and $1,149,009; net of allowance for expected credit losses of $0 at September 30, 2021 and December 31, 2020)	$1,199,969	$1,191,186
Equity securities, at fair value	90,294	98,990
Other invested assets	155,346	97,018
Total investments	1,445,609	1,387,194

Cash and cash equivalents	40,578	67,359
Premium receivables, net of allowance for expected credit losses of $3,090 at September 30, 2021 and $2,900 at December 31, 2020	126,170	109,431
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at September 30, 2021 and December 31, 2020	92,898	88,708
Funds held by ceding insurers	31,334	45,480
Deferred federal income taxes	39,852	34,265
Deferred acquisition costs	70,269	65,195
Intangible assets	20,565	20,962
Goodwill	6,521	6,521
Prepaid reinsurance premiums	14,431	12,881
Receivable for securities sold	86	—
Lease right of use assets	19,963	21,077
Other assets	42,345	45,835
Total assets	$1,950,621	$1,904,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$731,765	$662,811
Unearned premiums	313,007	291,495
Ceded balances payable	9,411	8,943
Payable for securities purchased	—	4,667
Contingent commissions	8,206	10,832
Debt	126,394	126,288
Lease liabilities	21,700	22,950
Other liabilities	44,952	58,598
Total liabilities	$1,255,435	$1,186,584

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,551,338 and 10,263,722 respectively; class A common shares outstanding: 10,534,245, and 10,263,722, respectively; class B common shares issued and outstanding: 3,947,206 and 4,133,366, respectively	—	—
Additional paid-in capital	448,776	445,051
Accumulated other comprehensive income, net of tax	15,036	34,308
Retained earnings	227,853	234,965
Class A common shares in treasury, at cost: 17,093 and 0 shares, respectively	(479)	—
Total shareholders’ equity	695,186	718,324
Total liabilities and shareholders’ equity	$1,950,621	$1,904,908

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Gross written premiums	$174,303	$143,749	$513,097	$464,022

Net written premiums	$162,299	$130,611	$470,635	$416,987

Net earned premiums	$157,565	$140,302	$450,673	$426,617
Net investment income	9,344	11,746	29,813	19,516
Net realized investment gains (losses)	(310)	7,323	7,342	(22,332)
Other income	389	542	1,287	1,473
Total revenues	166,988	159,913	489,115	425,274

Losses and Expenses:
Net losses and loss adjustment expenses	109,195	97,148	290,916	242,092
Acquisition costs and other underwriting expenses	59,282	53,268	171,259	163,258
Corporate and other operating expenses	5,387	21,196	15,992	34,037
Interest expense	2,596	3,620	7,887	13,197
Loss on extinguishment of debt	—	3,060	—	3,060
Income (loss) before income taxes	(9,472)	(18,379)	3,061	(30,370)
Income tax benefit	(1,759)	(3,209)	(1,118)	(8,173)
Net income (loss)	$(7,713)	$(15,170)	$4,179	$(22,197)
Less: preferred stock distributions	110	42	330	42
Net income (loss) available to common shareholders	$(7,823)	$(15,212)	$3,849	$(22,239)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(0.54)	$(1.06)	$0.27	$(1.56)
Diluted	$(0.54)	$(1.06)	$0.26	$(1.56)
Weighted-average number of shares outstanding
Basic	14,445,434	14,304,426	14,413,006	14,276,594
Diluted	14,445,434	14,304,426	14,650,599	14,276,594
Cash dividends/distributions declared per common share	$0.25	$0.25	$0.75	$0.75

(1)

For the quarter ended September 30, 2021 and quarter and nine months ended September 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(7,713)	$(15,170)	$4,179	$(22,197)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(2,636)	(448)	(18,337)	30,748
Reclassification adjustment for (gains) included in net income (loss)	(1,132)	(2,104)	(611)	(13,205)
Unrealized foreign currency translation gains (losses)	(164)	579	(324)	568
Other comprehensive income (loss), net of tax	(3,932)	(1,973)	(19,272)	18,111

Comprehensive income (loss), net of tax	$(11,645)	$(17,143)	$(15,093)	$(4,086)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2021	2020	2021	2020
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning of period	4,000	—	4,000	—
Preferred shares issued	—	4,000	—	4,000
Number at end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,532,270	10,333,540	10,263,722	10,282,277
Common shares issued under share incentive plans, net of forfeitures	(2,404)	(230)	40,240	(576)
Common shares issued to directors	21,472	29,893	61,216	81,502
Reduction in treasury shares due to redomestication	—	(120,500)	—	(120,500)
Share conversion	—	—	186,160	—
Number at end of period	10,551,338	10,242,703	10,551,338	10,242,703
Number of class B common shares issued:
Number at beginning of period	3,947,206	4,133,366	4,133,366	4,133,366
Share conversion	—	—	(186,160)	—
Number at end of period	3,947,206	4,133,366	3,947,206	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning of period	$4,000	$—	$4,000	$—
Preferred shares issued	—	4,000	—	4,000
Balance at end of period	$4,000	$4,000	$4,000	$4,000
Par value of class A common shares:
Balance at beginning and end of period	$—	$1	$—	$1
Reduction in par due to redomestication	—	(1)	—	(1)
Balance at end of period	$—	$—	$—	$—
Par value of class B common shares:
Balance at beginning of period	$—	$1	$—	$1
Reduction in par due to redomestication	—	(1)	—	(1)
Balance at end of period	$—	$—	$—	$—
Additional paid-in capital:
Balance at beginning of period	$447,804	$445,173	$445,051	$442,403
Reduction in treasury shares due to redomestication	—	(4,126)	—	(4,126)
Share compensation plans	972	2,390	3,725	5,160
Balance at end of period	$448,776	$443,437	$448,776	$443,437
Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$18,968	$37,693	$34,308	$17,609
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(3,768)	(2,552)	(18,948)	17,543
Unrealized foreign currency translation gains (losses)	(164)	579	(324)	568
Other comprehensive income (loss)	(3,932)	(1,973)	(19,272)	18,111
Balance at end of period	$15,036	$35,720	$15,036	$35,720
Retained earnings:
Balance at beginning of period	$239,272	$256,442	$234,965	$270,768
Net income (loss)	(7,713)	(15,170)	4,179	(22,197)
Preferred share distributions	(110)	(42)	(330)	(42)
Dividends / distributions to shareholders ($0.25 per share per quarter in 2021 and 2020)	(3,596)	(3,674)	(10,961)	(10,973)
Balance at end of period	$227,853	$237,556	$227,853	$237,556
Number of treasury shares:
Number at beginning of period	17,093	120,104	—	115,221
Class A common shares purchased	—	396	16,915	5,120
Retirement of shares	—	—	—	159
Forfeited shares	—	—	178	—
Reduction in treasury shares due to redomestication	—	(120,500)	—	(120,500)
Number at end of period	17,093	—	17,093	—
Treasury shares, at cost:
Balance at beginning of period	$(479)	$(4,116)	$—	$(3,973)
Class A common shares purchased, at cost	—	(10)	(479)	(153)
Reduction in treasury shares due to redomestication	—	4,126	—	4,126
Balance at end of period	$(479)	$—	$(479)	$—
Total shareholders’ equity	$695,186	$720,713	$695,186	$720,713

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,179	$(22,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,080	5,121
Amortization of debt issuance costs	106	182
Restricted stock and stock option expense	3,725	5,157
Deferred federal income taxes	(1,129)	(8,303)
Amortization of bond premium and discount, net	4,734	4,828
Net realized investment (gains) losses	(7,342)	22,332
Loss on extinguishment of debt	—	3,060
(Income) loss from equity method investments, net of distributions	(2,512)	8,004
Changes in:
Premium receivables, net	(16,739)	8,215
Reinsurance receivables, net	(4,190)	(28,695)
Funds held by ceding insurers	13,736	2,132
Unpaid losses and loss adjustment expenses	68,954	39,749
Unearned premiums	21,512	(10,787)
Ceded balances payable	468	(10,828)
Other assets and liabilities	(16,278)	1,211
Contingent commissions	(2,626)	(599)
Federal income tax receivable/payable	—	10,989
Deferred acquisition costs	(5,074)	3,207
Prepaid reinsurance premiums	(1,550)	1,158
Net cash provided by operating activities	66,054	33,936
Cash flows from investing activities:
Proceeds from sale of fixed maturities	889,080	600,962
Proceeds from sale of equity securities	48,661	563,926
Proceeds from maturity of fixed maturities	71,137	89,875
Proceeds from maturity of preferred stock	666	—
Proceeds from other invested assets	14,183	1,823
Amounts received (paid) in connection with derivatives	685	(20,130)
Purchases of fixed maturities	(1,001,066)	(702,727)
Purchases of equity securities	(34,530)	(393,963)
Purchases of other invested assets	(70,000)	(297)
Net cash provided by (used for) investing activities	(81,184)	139,469
Cash flows from financing activities:
Net repayments under margin borrowing facility	—	(73,629)
Dividends / distributions paid to common shareholders	(10,842)	(10,683)
Distributions paid to preferred shareholders	(330)	—
Issuance of series A cumulative fixed rate preferred shares	—	4,000
Purchases of class A common shares	(479)	(153)
Redemption of subordinated notes	—	(100,000)
Net cash used for financing activities	(11,651)	(180,465)
Net change in cash and cash equivalents	(26,781)	(7,060)
Cash and cash equivalents at beginning of period	67,359	44,271
Cash and cash equivalents at end of period	$40,578	$37,211

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

GLOBAL INDEMNITY GROUP, LLC

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

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

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2021
Fixed maturities:
U.S. treasuries	$115,319	$—	$990	$(1,632)	$114,677
Agency obligations	8,781	—	1	(151)	8,631
Obligations of states and political subdivisions	53,188	—	1,916	(163)	54,941
Mortgage-backed securities	268,484	—	3,686	(1,417)	270,753
Asset-backed securities	174,837	—	1,121	(436)	175,522
Commercial mortgage-backed securities	124,137	—	3,623	(266)	127,494
Corporate bonds	298,722	—	9,628	(1,249)	307,101
Foreign corporate bonds	137,644	—	3,548	(342)	140,850
Total fixed maturities	$1,181,112	$—	$24,513	$(5,656)	$1,199,969

GLOBAL INDEMNITY GROUP, LLC

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Fixed maturities:
U.S. treasuries	$195,444	$—	$3,125	$(1,089)	$197,480
Obligations of states and political subdivisions	58,140	—	3,170	(67)	61,243
Mortgage-backed securities	351,453	—	7,876	(551)	358,778
Asset-backed securities	116,349	—	1,890	(646)	117,593
Commercial mortgage-backed securities	105,509	—	6,094	(644)	110,959
Corporate bonds	223,387	—	17,703	(373)	240,717
Foreign corporate bonds	98,727	—	5,716	(27)	104,416
Total fixed maturities	$1,149,009	$—	$45,574	$(3,397)	$1,191,186

As of September 30, 2021 and December 31, 2020, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Common stock	$67,209	$60,379
Preferred stock	23,085	11,683
Index funds that invest in fixed maturities	—	26,928
Total	$90,294	$98,990

As of September 30, 2021 and December 31, 2020, the Company held mortgage pools that totaled 2.1% and 3.9% of shareholders’ equity, respectively.  Excluding the mortgage pools, U.S. treasuries, agency bonds, index funds, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% and 1.9% of shareholders' equity at September 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,578	$37,927
Due in one year through five years	263,900	271,239
Due in five years through ten years	238,060	240,139
Due in ten years through fifteen years	20,287	20,681
Due after fifteen years	53,829	56,214
Mortgage-backed securities	268,484	270,753
Asset-backed securities	174,837	175,522
Commercial mortgage-backed securities	124,137	127,494
Total	$1,181,112	$1,199,969

GLOBAL INDEMNITY GROUP, LLC

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2021.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$76,255	$(1,587)	$325	$(45)	$76,580	$(1,632)
Agency obligations	8,067	(151)	—	—	8,067	(151)
Obligations of states and political subdivisions	10,161	(163)	—	—	10,161	(163)
Mortgage-backed securities	130,731	(1,387)	3,043	(30)	133,774	(1,417)
Asset-backed securities	75,071	(178)	10,755	(258)	85,826	(436)
Commercial mortgage-backed securities	22,412	(117)	1,314	(149)	23,726	(266)
Corporate bonds	82,439	(1,155)	3,269	(94)	85,708	(1,249)
Foreign corporate bonds	41,891	(335)	367	(7)	42,258	(342)
Total fixed maturities	$447,027	$(5,073)	$19,073	$(583)	$466,100	$(5,656)

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable was $5.5 million and $5.7 million as of September 30, 2021 and December 31, 2020, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of September 30, 2021, gross unrealized losses related to U.S. treasuries were $1.632 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Agency obligations – As of September 30, 2021, gross unrealized losses related to agency obligations were $0.151 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on agency obligations during the period.

Obligations of states and political subdivisions – As of September 30, 2021, gross unrealized losses related to obligations of states and political subdivisions were $0.163 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

GLOBAL INDEMNITY GROUP, LLC

Mortgage-backed securities (“MBS”) – As of September 30, 2021, gross unrealized losses related to mortgage-backed securities were $1.417 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2021, gross unrealized losses related to asset backed securities were $0.436 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 32.4.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2021, gross unrealized losses related to the CMBS portfolio were $0.266 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 39.4.  This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2021, gross unrealized losses related to corporate bonds were $1.249 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2021, gross unrealized losses related to foreign bonds were $0.342 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

GLOBAL INDEMNITY GROUP, LLC

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2021 and December 31, 2020 was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Net unrealized gains (losses) from:
Fixed maturities	$18,857	$42,177
Foreign currency fluctuations	(249)	161
Deferred taxes	(3,572)	(8,030)
Accumulated other comprehensive income, net of tax	$15,036	$34,308

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters and nine months ended September 30, 2021 and 2020:

Quarter Ended September 30, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$19,001	$(33)	$18,968
Other comprehensive income before reclassification, before tax	(3,190)	(208)	(3,398)
Amounts reclassified from accumulated other comprehensive income, before tax	(1,447)	—	(1,447)
Other comprehensive income, before tax	(4,637)	(208)	(4,845)
Income tax benefit	869	44	913
Ending balance, net of tax	$15,233	$(197)	$15,036

Quarter Ended September 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$38,736	$(1,043)	$37,693
Other comprehensive income before reclassification, before tax	1,852	456	2,308
Amounts reclassified from accumulated other comprehensive income, before tax	(2,276)	—	(2,276)
Other comprehensive income, before tax	(424)	456	32
Income tax (expense) benefit	(2,128)	123	(2,005)
Ending balance, net of tax	$36,184	$(464)	$35,720

Nine Months Ended September 30, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income before reclassification, before tax	(22,579)	(410)	(22,989)
Amounts reclassified from accumulated other comprehensive income, before tax	(741)	—	(741)
Other comprehensive income, before tax	(23,320)	(410)	(23,730)
Income tax (expense) benefit	4,372	86	4,458
Ending balance, net of tax	$15,233	$(197)	$15,036

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2020 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income before reclassification, before tax	38,773	445	39,218
Amounts reclassified from accumulated other comprehensive income, before tax	(17,028)	—	(17,028)
Other comprehensive income, before tax	21,745	445	22,190
Income tax (expense) benefit	(4,202)	123	(4,079)
Ending balance, net of tax	$36,184	$(464)	$35,720

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(1,447)	$(2,276)
	Income tax expense (benefit)	315	172
	Total reclassifications, net of tax	$(1,132)	$(2,104)

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(741)	$(17,028)
	Income tax expense (benefit)	130	3,823
	Total reclassifications, net of tax	$(611)	$(13,205)

GLOBAL INDEMNITY GROUP, LLC

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities:
Gross realized gains	$3,364	$2,705	$9,042	$21,685
Gross realized losses	(1,917)	(429)	(8,301)	(4,657)
Net realized gains (losses)	1,447	2,276	741	17,028
Equity securities:
Gross realized gains	1,629	4,942	8,577	14,669
Gross realized losses	(3,291)	(55)	(2,476)	(31,870)
Net realized gains (losses)	(1,662)	4,887	6,101	(17,201)
Derivatives:
Gross realized gains	1,267	1,520	4,985	19,514
Gross realized losses	(1,362)	(1,360)	(4,485)	(41,673)
Net realized gains (losses) (1)	(95)	160	500	(22,159)
Total net realized investment gains (losses)	$(310)	$7,323	$7,342	$(22,332)

(1)

Includes periodic net interest settlements related to the derivatives of $1.4 million for the quarters ended September 30, 2021 and 2020, respectively, and $4.2 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$(1,662)	$4,887	$6,101	$(17,201)
Less: net gains (losses) recognized during the period on equity securities sold during the period	1,005	3,419	3,810	(366)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(2,667)	$1,468	$2,291	$(16,835)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Fixed maturities	$889,080	$600,962
Equity securities	48,661	563,926

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fixed maturities	$6,197	$7,421	$19,672	$25,013
Equity securities	699	1,390	1,992	4,161
Cash and cash equivalents	64	260	328	492
Other invested assets	3,050	3,485	9,835	(8,004)
Total investment income	10,010	12,556	31,827	21,662
Investment expense	(666)	(810)	(2,014)	(2,146)
Net investment income	$9,344	$11,746	$29,813	$19,516

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net investment income	$9,344	$11,746	$29,813	$19,516
Net realized investment gains (losses)	(310)	7,323	7,342	(22,332)
Change in unrealized holding gains (losses)	(4,845)	32	(23,730)	22,190
Net realized and unrealized investment returns	(5,155)	7,355	(16,388)	(142)
Total investment return	$4,189	$19,101	$13,425	$19,374
Total investment return % (1)	0.3%	1.2%	0.9%	1.3%
Average investment portfolio (2)	$1,481,220	$1,541,227	$1,468,080	$1,528,005

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of September 30, 2021 and December 31, 2020, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2021, the Company held insurance enhanced bonds with a market value of approximately $28.3 million which represented 1.9% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $13.7 million of municipal bonds, $6.8 million of commercial mortgage-backed securities, and $7.8 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $28.3 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($2.7 million), Assured Guaranty Corporation ($8.2 million), Federal Home Loan Mortgage Corporation ($14.6 million), Federal National Mortgage Association ($0.3 million), Ambac Financial Group ($1.9 million), School Bond Guaranty Program ($0.1 million), and Higher Education State Aid Intercept Program ($0.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2021.

GLOBAL INDEMNITY GROUP, LLC

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust.  The fair values were as follows as of September 30, 2021 and December 31, 2020:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2021	December 31, 2020
On deposit with governmental authorities	$26,468	$26,966
Held in trust pursuant to third party requirements	79,947	100,234
Letter of credit held for third party requirements	2,512	3,970
Securities held as collateral	—	494
Total	$108,927	$131,664

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $9.3 million and $10.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $23.5 million and $25.0 million at September 30, 2021 and December 31, 2020, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $2.9 million and $15.7 million at September 30, 2021 and December 31, 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $19.9 million and $32.7 million at September 30, 2021 and December 31, 2020, respectively.  The carrying value and maximum exposure to loss of a third VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $11.6 million and $10.5 million as of September 30, 2021 and December 31, 2020, respectively. The carrying value and maximum exposure to loss of a fourth VIE, which invests in a broad portfolio of non-investment grade loans, was $106.2 million and $60.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheet with changes in carrying value recorded in the consolidated statements of operations.

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)		September 30, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$(11,445)	$213,022	$(16,430)
Futures contracts on bonds (1)	Other assets/liabilities	—	—	28,996	—
Total (2)		$213,022	$(11,445)	$242,018	$(16,430)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position
(2)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2021 and 2020:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2021	2020	2021	2020
Interest rate swap agreements	Net realized investment gains (losses)	$(95)	$45	$819	$(10,827)
Futures contracts on bonds	Net realized investment gains (losses)	—	115	(319)	(2,343)
Futures contracts on equities	Net realized investment gains (losses)	—	—	—	(8,989)
Total		$(95)	$160	$500	$(22,159)

As of September 30, 2021 and December 31, 2020, the Company is due $1.8 million and $2.8 million, respectively, for funds it needed to post to execute the swap transaction and $13.1 million and $17.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of September 30, 2021, the Company was not utilizing futures contracts.  As of December 31, 2020, the Company posted initial margin of $0.5 million in securities for trading futures contracts with a mark-to-market receivable of less than $0.1 million.  Variation margin is included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$114,677	$—	$—	$114,677
Agency obligations	—	8,631	—	8,631
Obligations of states and political subdivisions	—	54,941	—	54,941
Mortgage-backed securities	—	270,753	—	270,753
Commercial mortgage-backed securities	—	127,494	—	127,494
Asset-backed securities	—	174,751	771	175,522
Corporate bonds	—	306,334	767	307,101
Foreign corporate bonds	—	140,850	—	140,850
Total fixed maturities	114,677	1,083,754	1,538	1,199,969
Equity securities	67,209	23,085	—	90,294
Total assets measured at fair value	$181,886	$1,106,839	$1,538	$1,290,263
Liabilities:
Derivative instruments	$—	$11,445	$—	$11,445
Total liabilities measured at fair value	$—	$11,445	$—	$11,445

GLOBAL INDEMNITY GROUP, LLC

	Fair Value Measurements
As of December 31, 2020 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$197,480	$—	$—	$197,480
Obligations of states and political subdivisions	—	61,243	—	61,243
Mortgage-backed securities	—	358,778	—	358,778
Commercial mortgage-backed securities	—	110,959	—	110,959
Asset-backed securities	—	117,593	—	117,593
Corporate bonds	—	240,717	—	240,717
Foreign corporate bonds	—	104,416	—	104,416
Total fixed maturities	197,480	993,706	—	1,191,186
Equity securities	87,307	11,683	—	98,990
Total assets measured at fair value	$284,787	$1,005,389	$—	$1,290,176
Liabilities:
Derivative instruments	$—	$16,430	$—	$16,430
Total liabilities measured at fair value	$—	$16,430	$—	$16,430

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$1,235	$—	$—	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	66	—	34	—
Transfers into level 3	96	—	798	—
Transfers out of level 3	—	—	(1,720)	—
Amortization of bond premium and discount, net	1	—	1	—
Purchases	201	—	2,486	—
Sales	(61)	—	(61)	—
Ending balance	$1,538	—	$1,538	—

GLOBAL INDEMNITY GROUP, LLC

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$126,394	$132,582	$126,288	$132,008
Total	$126,394	$132,582	$126,288	$132,008

(1)

As of September 30, 2021 and December 31, 2020, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.6 million and $3.7 million, respectively.

The subordinated notes due 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$9,280	$14,214	$10,808	$14,214
Distressed Debt Fund, LP (2)	2,858	17,000	15,721	17,000
Mortgage Debt Fund, LP (3)	11,590	—	10,489	—
Credit Fund, LLC (4)	106,224	—	60,000	—
Global Debt Fund, LP (5)	25,394	—	—	—
Total	$155,346	$31,214	$97,018	$31,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment.  In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared.  Information for the Credit Fund, LLC is received on a timely basis and is included in current results.  The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $2.6 million and $3.5 million for the quarters ended September 30, 2021 and 2020, respectively, and $9.3 million and ($8.0) million for the nine months ended September 30, 2021 and 2020, respectively.

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

During the quarters and nine months ended September 30, 2021 and 2020, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.	Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

GLOBAL INDEMNITY GROUP, LLC

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$2,822	$2,931	$2,900	$2,754
Current period provision for expected credit losses	217	476	477	951
Write-offs	51	(538)	(287)	(836)
Ending balance	$3,090	$2,869	$3,090	$2,869

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$8,992	$8,992	$8,992	$8,992
Current period provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Ending balance	$8,992	$8,992	$8,992	$8,992

7.	Income Taxes

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

As of September 30, 2021, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 19% in the United Kingdom, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

GLOBAL INDEMNITY GROUP, LLC

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

Quarter Ended September 30, 2021 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$—	$174,303	$—	$174,303
Net written premiums	$—	$162,299	$—	$162,299
Net earned premiums	$—	$157,565	$—	$157,565
Net investment income	—	9,344	—	9,344
Net realized investment losses	—	(310)	—	(310)
Other income	—	389	—	389
Total revenues	—	166,988	—	166,988
Losses and Expenses:
Net losses and loss adjustment expenses	—	109,195	—	109,195
Acquisition costs and other underwriting expenses	—	59,282	—	59,282
Corporate and other operating expenses	—	5,387	—	5,387
Interest expense	—	2,596	—	2,596
Loss before income taxes	$—	$(9,472)	$—	$(9,472)

Quarter Ended September 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$13,085	$130,664	$—	$143,749
Net written premiums	$13,085	$117,526	$—	$130,611
Net earned premiums	$9,983	$130,319	$—	$140,302
Net investment income	4,054	9,851	(2,159)	11,746
Net realized investment gains	1,511	5,812	—	7,323
Other income	164	378	—	542
Total revenues	15,712	146,360	(2,159)	159,913
Losses and Expenses:
Net losses and loss adjustment expenses	519	96,629	—	97,148
Acquisition costs and other underwriting expenses	3,584	49,684	—	53,268
Corporate and other operating expenses	17,283	3,913	—	21,196
Interest expense	193	5,586	(2,159)	3,620
Loss on extinguishment of debt	3,060	—	—	3,060
Loss before income taxes	$(8,927)	$(9,452)	$—	$(18,379)

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2021 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$—	$513,097	$—	$513,097
Net written premiums	$—	$470,635	$—	$470,635
Net earned premiums	$—	$450,673	$—	$450,673
Net investment income	—	29,813	—	29,813
Net realized investment gains	—	7,342	—	7,342
Other income	—	1,287	—	1,287
Total revenues	—	489,115	—	489,115
Losses and Expenses:
Net losses and loss adjustment expenses	—	290,916	—	290,916
Acquisition costs and other underwriting expenses	—	171,259	—	171,259
Corporate and other operating expenses	—	15,992	—	15,992
Interest expense	—	7,887	—	7,887
Income before income taxes	$—	$3,061	$—	$3,061

Nine Months Ended September 30, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$46,654	$417,368	$—	$464,022
Net written premiums	$46,654	$370,333	$—	$416,987
Net earned premiums	$53,384	$373,233	$—	$426,617
Net investment income	17,336	11,324	(9,144)	19,516
Net realized investment losses	(3,867)	(18,465)	—	(22,332)
Other income	148	1,325	—	1,473
Total revenues	67,001	367,417	(9,144)	425,274
Losses and Expenses:
Net losses and loss adjustment expenses	12,874	229,218	—	242,092
Acquisition costs and other underwriting expenses	17,828	145,430	—	163,258
Corporate and other operating expenses	23,357	10,680	—	34,037
Interest expense	869	21,472	(9,144)	13,197
Loss on extinguishment of debt	3,060	—	—	3,060
Income (loss) before income taxes	$9,013	$(39,383)	$—	$(30,370)

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Current income tax expense:
U.S. Federal	$11	$—	$11	$—
Foreign	—	130	—	130
Total current income tax expense	$11	$130	$11	$130
Deferred income tax benefit:
U.S. Federal	$(1,770)	$(3,339)	$(1,129)	$(8,303)
Total deferred income tax benefit	(1,770)	(3,339)	(1,129)	(8,303)
Total income tax benefit	$(1,759)	$(3,209)	$(1,118)	$(8,173)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

GLOBAL INDEMNITY GROUP, LLC

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2021		2020
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(1,989)	21.0%	$(1,985)	10.8%
Adjustments:
Tax exempt interest	—	—	(1)	—
Dividend exclusion	(20)	0.2	(86)	0.5
Non-deductible interest	—	—	416	(2.3)
Change in tax status	—	—	(1,704)	9.3
Parent income treated as partnership for tax	41	(0.4)	(146)	0.8
Other	209	(2.2)	297	(1.6)
Effective income tax benefit	$(1,759)	18.6%	$(3,209)	17.5%

The effective income tax benefit rate for the quarter ended September 30, 2021 increased to 18.6%, compared to an effective income tax benefit rate of 17.5% for the quarter ended September 30, 2020. The pre-tax loss attributed to U.S. subsidiaries was $9.5 million for both periods. For 2020, the effective tax rate was impacted by offsetting factors: (i) pre-tax loss attributed to non-U.S. subsidiaries of $8.9 million and (ii) recognition of tax benefit of $1.7 million for a change in tax status for net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States.

	Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$643	21.0%	$(8,270)	27.2%
Adjustments:
Tax exempt interest	—	—	(2)	—
Dividend exclusion	(56)	(1.8)	(198)	0.6
Non-deductible interest	—	—	1,773	(5.8)
Change in tax status	—	—	(1,704)	5.6
Parent income treated as partnership for tax	(2,145)	(70.1)	(146)	0.5
Other	440	14.4	374	(1.2)
Effective income tax benefit	$(1,118)	(36.5%)	$(8,173)	26.9%

The effective income tax benefit rate for the nine months ended September 30, 2021 was 36.5%, compared with an effective income tax benefit rate of 26.9% for the nine months ended September 30, 2020. The effective tax benefit rate in 2021 is primarily driven by the 70% adjustment to the expected tax provision due to the contribution to consolidated net income by Global Indemnity Group, LLC.  Global Indemnity Group, LLC is a partnership for purposes of U.S. tax for which income passes through to its shareholders.  The effective tax benefit rate in 2020 is primarily driven by the $9.0 million of pre-tax income from non-U.S. subsidiaries with no U.S. federal taxes.

The Company has a net operating loss (“NOL”) carryforward of $30.7 million as of September 30, 2021, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2020 was $26.2 million.

The Company has a Section 163(j) (“163(j)”) carryforward of $3.5 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively, which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

GLOBAL INDEMNITY GROUP, LLC

8.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$697,618	$651,073	$662,811	$630,181
Less: Ceded reinsurance receivables	87,151	87,221	82,158	76,273
Net balance at beginning of period	610,467	563,852	580,653	553,908
Incurred losses and loss adjustment expenses related to:
Current year	110,644	108,859	290,247	273,709
Prior years	(1,449)	(11,711)	669	(31,617)
Total incurred losses and loss adjustment expenses	109,195	97,148	290,916	242,092
Paid losses and loss adjustment expenses related to:
Current year	46,501	60,114	106,778	119,541
Prior years	30,128	29,612	121,758	105,185
Total paid losses and loss adjustment expenses	76,629	89,726	228,536	224,726
Net balance at end of period	643,033	571,274	643,033	571,274
Plus: Ceded reinsurance receivables	88,732	98,656	88,732	98,656
Balance at end of period	$731,765	$669,930	$731,765	$669,930

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2021, the Company decreased its prior accident year loss reserves by $1.4 million, which consisted of a $0.1 million decrease related to Commercial Specialty, a $0.4 million decrease related to Specialty Property, a $0.4 million decrease related to Farm, Ranch & Stable, and a $0.5 million decrease related to Reinsurance Operations.

The $0.1 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•	Property: A $7.7 million increase primarily recognizes higher than expected claims severity mainly in the 2016 through 2020 accident years.

•

General Liability: A $7.7 million decrease in aggregate with $2.4 million of favorable development in the construction defect reserve category and $5.3 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category recognizes lower than expected claims frequency and severity in accident years prior to 2005 and the 2005 through 2010 accident years.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in accident years prior to 2005 and the 2012, 2016 and 2018 accident years, partially offset by increases in the 2005 through 2007, 2009, 2010, 2015, 2017, 2019 and 2020 accident years.

•	Professional: A $0.1 million decrease primarily in the 2019 and 2020 accident years.

The $0.4 million decrease of prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•	Property: A $0.3 million decrease primarily recognizes lower than expected claims severity in the 2017 through 2019 accident years, partially offset by increases in the 2016 and 2020 accident years.
•	General Liability: A $0.1 million decrease reflects lower than expected claims severity mainly in the 2017 accident year.

GLOBAL INDEMNITY GROUP, LLC

The $0.4 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•	Property: A $0.7 million increase primarily recognizes higher than anticipated claims severity in the 2018 through 2020 accident years.
•

General Liability:  A $1.1 million reduction primarily reflects lower than expected claims severity in the 2015 through 2017 and 2020 accident years, partially offset by an increase in the 2007 and 2019 accident years.

The $0.5 million decrease in prior accident year loss reserves related to Reinsurance Operations were based on a review of the experience reported from cedants.  There was a $0.5 million decrease in the property lines mainly in the 2015, 2017, 2018 and 2020 accident years, partially offset by increases in the 2012 and 2019 accident years.

During the third quarter of 2020, the Company reduced its prior accident year loss reserves by $11.7 million, which consisted of a $3.5 million decrease related to Commercial Specialty, a $2.0 million decrease related to Specialty Property, a $1.3 million decrease related to Farm, Ranch & Stable, and a $4.9 million decrease related to Reinsurance Operations.

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

During the first nine months of 2021, the Company increased its prior accident year loss reserves by $0.7 million, which consisted of a $5.5 million increase related to Commercial Specialty, a $2.0 million decrease related to Specialty Property, a

GLOBAL INDEMNITY GROUP, LLC

$1.3 million decrease related to Farm, Ranch & Stable, and a $1.5 million decrease related to Reinsurance Operations.

The $5.5 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $8.4 million decrease in aggregate with $2.4 million of favorable development in the construction defect reserve category and $6.0 million of favorable development in the other general liability reserve categories.  The reduction in the construction defect reserve category recognizes lower than expected claims frequency and severity in accident years prior to 2005 and the 2005 through 2009 and 2011 accident years.  For the other general liability reserve categories, lower than anticipated claims severity was the main driver of the favorable development primarily in accident years prior to 2005 and 2008 and 2012 through 2016 accident years, partially offset by increases in the 2005 through 2007, 2009 and 2017 through 2020 accident years.

•

Property:  An increase of $14.4 million primarily recognizes higher than expected claims severity mainly in the 2016 through 2020 accident years.  Much of the increase was in the 2018 accident year which reflects an increase in the estimated ultimate for Hurricane Michael; the increase recognizes case incurred emergence on a Property Brokerage claim.

•	Professional: A $0.5 million decrease primarily in the 2019 and 2020 accident years which mainly reflects lower than anticipated claims severity.

The $2.0 million decrease in prior accident year loss reserves related to Specialty Property primarily consisted of the following:

•

General Liability:  A $1.3 million reduction mostly in the 2018 accident year primarily reflects lower than anticipated claims severity; there were also decreases in the 2016, 2017 and 2020 accident years, partially offset by an increase in the 2019 accident year.

•

Property: A $0.7 million decrease mostly in the 2017 through 2019 accident years mainly due to lower than expected claims severity, partially offset by an increase in the 2020 accident year driven by higher than anticipated claims severity.

The $1.3 million decrease in prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•

General Liability:  A $1.3 million reduction primarily reflects lower than expected claims severity in the 2015 through 2017 and 2020 accident years, partially offset by an increase in the 2007, 2018 and 2019 accident years.

The $1.5 million reduction of prior accident year loss reserves related to Reinsurance Operations were based on a review of the experience reported from cedants.  The decrease was in the property lines and primarily in the 2011, 2015, 2017, 2018 and 2020 accident years, partially offset by increases in the 2010, 2012 and 2019 accident years.

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

GLOBAL INDEMNITY GROUP, LLC

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

GLOBAL INDEMNITY GROUP, LLC

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 3 months to 9 years.  Some building leases have options to extend, terminate, or retract the leased area.  During the nine months ended September 30, 2021, the Company exercised the contraction clause of one of its leases.  The Company incurred a $0.3 million contraction fee in conjunction with exercising the contraction clause.  The related ROU asset and lease liability were revalued when the Company exercised the contraction clause.  The Company did not factor in any other term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The components of lease expenses were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease expenses	$667	$717	$2,118	$2,196
Short-term lease expenses	2	2	7	6
Total lease expenses	$669	$719	$2,125	$2,202

There was no sublease income for the quarters and nine months ended September 30, 2021 and 2020.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$2,125	$1,315
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$635	$772

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	September 30, 2021	December 31, 2020
Assets:
Operating lease assets	Lease right of use assets	$19,963	$21,077

Liabilities:
Operating lease liabilities	Lease liabilities	$21,700	$22,950

Weighted-average remaining lease term:
Operating leases		8.0 years	8.8 years

Weighted-average discount rate:
Operating leases (1)		1.5%	2.6%

(1)	Represents the Company’s incremental borrowing rate

GLOBAL INDEMNITY GROUP, LLC

At September 30, 2021, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2021 (1)	$853
2022	2,766
2023	2,797
2024	2,759
2025	2,791
Thereafter	11,049
Total future minimum lease payments	$23,015
Less: amount representing interest	1,315
Present value of minimum lease payments	$21,700

(1)	Excludes the nine months ended September 30, 2021

10.	Shareholders’ Equity

There were no A common shares that were surrendered or repurchased during the quarter ended September 30, 2021. There were 396 class A common shares that were surrendered or repurchased during the quarter ended September 30, 2020 with an average price paid per share of $24.95.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the nine months ended September 30, 2021:

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

GLOBAL INDEMNITY GROUP, LLC

On April 5, 2021, Global Indemnity Group, LLC converted 186,160 of class B common shares to class A common shares.  There were no other class B common shares that were surrendered or repurchased during the quarters and nine months ended September 30, 2021 or 2020.

As of September 30, 2021, Global Indemnity Group, LLC’s class A common shares were held by approximately 170 shareholders of record. There were four holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of September 30, 2021.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of September 30, 2021.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Dividends / Distributions

Distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
September 11, 2021	September 23, 2021	September 30, 2021	3,583
Various (1)	Various	Various	229
Total			$10,961

(1)	Represents distributions declared on unvested shares, net of forfeitures.

Dividend & distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends Declared (Dollars in thousands)
February 9, 2020 (1)	March 24, 2020	March 31, 2020	$3,539
June 7, 2020 (1)	June 23, 2020	June 30, 2020	3,545
September 13, 2020 (2)	September 25, 2020	September 30, 2020	3,552
Various (3)	Various	Various	337
Total			$10,973

(1)	Represents dividend payments
(2)	Represents distribution / return of capital payments
(3)	Represents dividends / distributions declared on unvested shares, net of forfeitures.

As of September 30, 2021 and December 31, 2020, accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.8 million and $0.7 million, respectively.  Accrued preferred distributions were less than $0.1 million as of both September 30, 2021 and December 31, 2020 and were included in other liabilities on the consolidated balance sheets.

Please see Note 14 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2020 Annual Report on Form 10-K for more information on the Company’s dividend program.
11.	Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and

GLOBAL INDEMNITY GROUP, LLC

certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 82.9% of the voting power of Global Indemnity Group, LLC as of September 30, 2021.  The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

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

Management fee expense of $0.7 million and $0.6 million was incurred during the quarters ended September 30, 2021 and 2020, respectively, and management fee expense of $2.0 million was incurred during each of the nine months ended September 30, 2021 and 2020.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.6 million and $1.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

Redomestication Fee

Pursuant to the Management Agreement, Fox Paine & Company, LLC performed extensive financial advisory services for the Company in connection with the conceptualization, design, structuring and implementation of the redomestication plan. In accordance with the Management Agreement, Fox Paine & Company, LLC may propose and negotiate advisory fees for such services with the Company, subject to the provisions of the Company’s related party transaction policies. The Company agreed to pay an advisory fee to Fox Paine & Company, LLC for such services in an amount of $10.0 million during the quarter and nine months ended September 30, 2020.  The $10.0 million fee was approved by the Conflicts Committee.

12.	Commitments and Contingencies

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

GLOBAL INDEMNITY GROUP, LLC

that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of September 30, 2021, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of September 30, 2021, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets.  As of September 30, 2021, the Company has fully funded this commitment.

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

Options

During the first quarter of 2021, the Company granted 140,000 Performance-Based Options under the Plan.  The Performance-Based Options vest in 33% increments over a three-year period subject to the achievement of certain underwriting results and expire ten years after the grant date or the occurrence of certain events specified in the agreement, whichever is earlier. No stock options were awarded during the quarter ended September 30, 2021 or the quarter and nine months ended September 30, 2020. No unvested stock options were forfeited during the quarter ended September 30, 2021. 300,000 unvested stock options were forfeited during the nine months ended September 30, 2021. No unvested stock options were forfeited during the quarter and nine months ended September 30, 2020.

GLOBAL INDEMNITY GROUP, LLC

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares granted to key employees during the quarters and nine months ended September 30, 2021 and 2020 and there were no restricted stock units granted to key employees during the quarters ended September 30, 2021 and 2020 or the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the Company granted 161,238 restricted stock units, with a weighted average grant date value of $30.32 per share, to key employees under the Plan.  3,375 of these restricted stock units will vest evenly over the next three years on January 1, 2021, January 1, 2022 and January 1, 2023.

66,957 of these restricted stock units will vest as follows:

•	10.0% vested on June 18, 2021, 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2022, June 18, 2023 and June 18, 2024, respectively. .

The remaining 90,906 restricted stock units will vest as follows:

•	16.5% vested on January 1, 2021, 16.5% and 17.0% of the restricted stock units will vest on January 1, 2022 and January 1, 2023, respectively.
•	Subject to Board approval, 50% of restricted stock units will vest 100%, no later than March 15, 2023, following a re-measurement of 2019 results as of December 31, 2022.

There were no restricted stock units that vested during the quarter ended September 30, 2021.  There were 42,977 restricted stock units that vested during the nine months ended September 30, 2021. Upon vesting, the restricted stock units converted to restricted class A common shares. During the quarter and nine months ended September 30, 2020, there were no restricted stock units that vested.

During the quarters ended September 30, 2021 and 2020, the Company granted 21,472 and 29,893 class A common shares, respectively, at a weighted average grant date value of $26.39 and $22.58 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the quarters ended September 30, 2021 and 2020, the vesting of 5,263 shares and 8,304 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2021 and 2020 were fully vested but are subject to certain restrictions.

During the nine months ended September 30, 2021 and 2020, the Company granted 61,216 and 81,502 class A common shares, respectively, at a weighted average grant date value of $27.77 and $24.85 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the nine months ended September 30, 2021 and 2020, the vesting of 15,004 shares and 22,638 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier.  The remaining shares granted to non-employee directors of the Company in 2021 and 2020 were fully vested but are subject to certain restrictions. During the quarter and nine months ended September 30, 2020, the Company also granted 41,667 restricted stock units to a non-employee director that vest ratably over three years on January 1, 2022, January 1, 2023, and January 1, 2024.

Book Value Appreciation Rights (“BVAR”)

During the nine months ended September 30, 2021, the Company granted 2,500,000 Penn-Patriot BVARs with an aggregate initial notional value equal to approximately 5% of Penn-Patriot’s book value, which entitles the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. The BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “change in control” of Penn-Patriot and a specified portion may vest in the event the holder is terminated by Penn-Patriot without cause.

During the nine months ended September 30, 2021, the Company also granted 400,000 Penn-Patriot BVARS with an aggregate initial notional value equal to approximately 0.8% of Penn-Patriot’s book value, which entitles the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. The

GLOBAL INDEMNITY GROUP, LLC

BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “Change in Control” of Penn-Patriot and a specified portion may vest in the event the holder is terminated by Penn-Patriot without cause.

There were no BVARs granted during the quarter ended September 30, 2021 or the quarter and nine months ended September 30, 2020.

Book Value Rights

During the quarter and nine months ended September 30, 2021, the Company granted 48,250 shares and 58,250 shares of Penn-Patriot Book Value Rights, respectively, with an initial notional value of $482,500 and $582,500, respectively.  These shares have a three year cliff vesting period and are payable in either cash or Global Indemnity Group, LLC’s class A common shares at the discretion of Global Indemnity Group, LLC’s Board of Directors. There were no book value rights issued during the quarter and nine months ended September 30, 2020.
14.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$(7,713)	$(15,170)	$4,179	$(22,197)
Less: preferred stock distributions	110	42	330	42
Net income (loss) available to common shareholders	$(7,823)	$(15,212)	$3,849	$(22,239)

Denominator:
Weighted average shares for basic earnings per share	14,445,434	14,304,426	14,413,006	14,276,594
Non-vested restricted stock	—	—	10,339	—
Non-vested restricted stock units	—	—	117,750	—
Options	—	—	109,504	—
Weighted average shares for diluted earnings per share (1)	14,445,434	14,304,426	14,650,599	14,276,594

Earnings per share - Basic	$(0.54)	$(1.06)	$0.27	$(1.56)
Earnings per share - Diluted	$(0.54)	$(1.06)	$0.26	$(1.56)

(1)

For the quarter ended September 30, 2021 and the quarter and nine months ended September 30, 2020, weighted average shares outstanding – basic was used to calculate diluted earnings per share due to a net loss for the period.

If the Company had not incurred a loss in the quarters ended September 30, 2021 and 2020, 14,708,389 and 14,444,326 weighted average shares, respectively, would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 11,974 and 18,218 shares of non-vested restricted stock, respectively, 151,538 and 48,846 shares of non-vested restricted stock units, respectively, and 99,442 and 72,836 share equivalents for options, respectively.

If the Company had not incurred a loss in the nine months ended September 30, 2020, 14,421,393 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation for the nine months ended September 30, 2020 would have included 15,366 shares of non-vested restricted stock, 36,796 shares of non-vested restricted stock units, and 92,637 share equivalents for options.

GLOBAL INDEMNITY GROUP, LLC

The weighted average shares outstanding used to determine dilutive earnings per share does not include 540,000 shares for both the quarter and nine months ended September 30, 2021 and 572,957 shares for both the quarter and nine months ended September 30, 2020 which were deemed to be anti-dilutive.

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2021 and 2020:

Quarter Ended September 30, 2021 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$95,734	$30,504	$18,500	$29,565		$174,303
Net written premiums	$89,160	$27,204	$16,370	$29,565		$162,299
Net earned premiums	$84,209	$29,343	$17,936	$26,077		$157,565
Other income (loss)	—	435	37	(58)		414
Total revenues	84,209	29,778	17,973	26,019		157,979
Losses and Expenses:
Net losses and loss adjustment expenses	62,545	20,516	10,678	15,456		109,195
Acquisition costs and other underwriting expenses	30,257	12,127	7,267	9,631		59,282
Income (loss) from segments	$(8,593)	$(2,865)	$28	$932		$(10,498)
Unallocated Items:
Net investment income						9,344
Net realized investment loss						(310)
Other loss						(25)
Corporate and other operating expenses						(5,387)
Interest expense						(2,596)
Loss before income taxes						(9,472)
Income tax benefit						1,759
Net loss						$(7,713)

Segment assets	$904,050	$201,589	$134,854	$305,107		$1,545,600
Corporate assets						405,021
Total assets						$1,950,621

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended September 30, 2020 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$74,971	$34,730	$19,443	$14,605		$143,749
Net written premiums	$69,074	$29,971	$16,961	$14,605		$130,611
Net earned premiums	$73,887	$31,388	$19,978	$15,049		$140,302
Other income	—	450	35	112		597
Total revenues	73,887	31,838	20,013	15,161		140,899
Losses and Expenses:
Net losses and loss adjustment expenses	42,879	34,430	14,649	5,190		97,148
Acquisition costs and other underwriting expenses	26,943	13,364	7,443	5,518		53,268
Income (loss) from segments	$4,065	$(15,956)	$(2,079)	$4,453		$(9,517)
Unallocated Items:
Net investment income						11,746
Net realized investment gains						7,323
Other loss						(55)
Corporate and other operating expenses						(21,196)
Interest expense						(3,620)
Loss on extinguishment of debt						(3,060)
Loss before income taxes						(18,379)
Income tax benefit						3,209
Net loss						$(15,170)

Segment assets	$752,002	$207,831	$137,697	$269,771		$1,367,301
Corporate assets						572,456
Total assets						$1,939,757

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2021 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$279,746	$96,875	$60,353	$76,123		$513,097
Net written premiums	$256,007	$86,652	$51,853	$76,123		$470,635
Net earned premiums	$240,505	$89,826	$54,037	$66,305		$450,673
Other income (loss)	—	1,323	111	(100)		1,334
Total revenues	240,505	91,149	54,148	66,205		452,007
Losses and Expenses:
Net losses and loss adjustment expenses	167,598	50,296	33,640	39,382		290,916
Acquisition costs and other underwriting expenses	88,067	37,745	21,440	24,007		171,259
Income (loss) from segments	$(15,160)	$3,108	$(932)	$2,816		$(10,168)
Unallocated Items:
Net investment income						29,813
Net realized investment gains						7,342
Other loss						(47)
Corporate and other operating expenses						(15,992)
Interest expense						(7,887)
Income before income taxes						3,061
Income tax benefit						1,118
Net income						$4,179

Segment assets	$904,050	$201,589	$134,854	$305,107		$1,545,600
Corporate assets						405,021
Total assets						$1,950,621

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Nine Months Ended September 30, 2020 (Dollars in thousands)	Commercial Specialty	Specialty Property	Farm, Ranch & Stable	Reinsurance Operations	(1)	Total
Revenues:
Gross written premiums	$243,099	$107,951	$64,798	$48,174		$464,022
Net written premiums	$219,437	$93,053	$56,323	$48,174		$416,987
Net earned premiums	$211,329	$99,147	$57,691	$58,450		$426,617
Other income	—	1,306	107	96		1,509
Total revenues	211,329	100,453	57,798	58,546		428,126
Losses and Expenses:
Net losses and loss adjustment expenses	109,191	65,619	37,698	29,584		242,092
Acquisition costs and other underwriting expenses	79,452	41,357	22,687	19,762		163,258
Income (loss) from segments	$22,686	$(6,523)	$(2,587)	$9,200		$22,776
Unallocated Items:
Net investment income						19,516
Net realized investment loss						(22,332)
Other loss						(36)
Corporate and other operating expenses						(34,037)
Interest expense						(13,197)
Loss on extinguishment of debt						(3,060)
Loss before income taxes						(30,370)
Income tax benefit						8,173
Net loss						$(22,197)

Segment assets	$752,002	$207,831	$137,697	$269,771		$1,367,301
Corporate assets						572,456
Total assets						$1,939,757

(1)	External business only, excluding business assumed from affiliates.
16.	New Accounting Pronouncements

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

17.	Subsequent Events

On October 26, 2021 the Company announced the sale of its manufactured and dwelling homes business lines to K2 Insurance Services and American Family Mutual Insurance Company.  Pursuant to the tripartite transaction, the Company will receive $30.4 million in cash as well as retain the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve.  The sales price of manufactured and dwelling homes business lines was $28 million.  In addition, K2 is subleasing approximately a third of the Company’s Scottsdale Arizona office.  Payments from the sublease are expected to be $2.4 million between October 2021 and November 2029.  To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff.  American Reliable plans to cease writing manufactured home and dwelling insurance in Florida and Louisiana as soon as possible.  American Family is assuming 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26,

GLOBAL INDEMNITY GROUP, LLC

2021, except for policies covering properties in the state of Florida.   For the nine months ended September 30, 2021, Manufactured Home and Dwelling gross written premium was $79.6 million.

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

Recent Developments

Sale of Manufactured and Dwelling Homes Business Lines

On October 26, 2021 the Company announced the sale of its manufactured and dwelling homes business lines to K2 Insurance Services and American Family Mutual Insurance Company.  Pursuant to the tripartite transaction, the Company will receive $30.4 million in cash as well as retain the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve.  The sales price of manufactured and dwelling homes business lines was $28 million.  In addition, K2 is subleasing approximately a third of the Company’s Scottsdale Arizona office.  Payments from the sublease are expected to be $2.4 million between October 2021 and November 2029.  To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff.  American Reliable plans to cease writing manufactured home and dwelling insurance in Florida and Louisiana as soon as possible.  American Family is assuming 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida.  For the nine months ended September 30, 2021, Manufactured Home and Dwelling gross written premium was $79.6 million.

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

GLOBAL INDEMNITY GROUP, LLC

Distributions

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021, June 21, 2021, and September 23, 2021.  Distributions paid to common shareholders were $10.8 million during the nine months ended September 30, 2021.  In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2021.

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

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 205 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.

The Company’s Specialty Property segment, primarily via American Reliable, offers specialty personal lines property and casualty insurance products through a group of approximately 205 agents, primarily comprised of wholesale general agents, with specific binding authority.

The Company’s Farm, Ranch & Stable segment, primarily via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through a group of approximately 230 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

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

GLOBAL INDEMNITY GROUP, LLC

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

GLOBAL INDEMNITY GROUP, LLC

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2021 and 2020:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$174,303	$143,749	21.3%	$513,097	$464,022	10.6%

Net written premiums	$162,299	$130,611	24.3%	$470,635	$416,987	12.9%

Net earned premiums	$157,565	$140,302	12.3%	$450,673	$426,617	5.6%
Other income	414	597	(30.7%)	1,334	1,509	(11.6%)
Total revenues	157,979	140,899	12.1%	452,007	428,126	5.6%

Losses and expenses:
Net losses and loss adjustment expenses	109,195	97,148	12.4%	290,916	242,092	20.2%
Acquisition costs and other underwriting expenses	59,282	53,268	11.3%	171,259	163,258	4.9%
Underwriting income (loss)	(10,498)	(9,517)	(10.3%)	(10,168)	22,776	(144.6%)

Net investment income	9,344	11,746	(20.4%)	29,813	19,516	52.8%
Net realized investment gains (losses)	(310)	7,323	(104.2%)	7,342	(22,332)	132.9%
Other loss	(25)	(55)	54.5%	(47)	(36)	(30.6%)
Corporate and other operating expenses	(5,387)	(21,196)	(74.6%)	(15,992)	(34,037)	(53.0%)
Interest expense	(2,596)	(3,620)	(28.3%)	(7,887)	(13,197)	(40.2%)
Loss on extinguishment of debt	—	(3,060)	(100.0%)	—	(3,060)	(100.0%)
Income (loss) before income taxes	(9,472)	(18,379)	(48.5%)	3,061	(30,370)	110.1%

Income tax benefit	(1,759)	(3,209)	(45.2%)	(1,118)	(8,173)	(86.3%)
Net income (loss)	$(7,713)	$(15,170)	49.2%	$4,179	$(22,197)	118.8%

Underwriting Ratios:
Loss ratio (1):	69.3%	69.2%		64.5%	56.7%
Expense ratio (2)	37.6%	38.0%		38.0%	38.3%
Combined ratio (3)	106.9%	107.2%		102.5%	95.0%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY GROUP, LLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross written premiums (1)
Commercial Specialty	$95,734	$74,971	27.7%	$279,746	$243,099	15.1%
Specialty Property	30,504	34,730	(12.2%)	96,875	107,951	(10.3%)
Farm, Ranch & Stable	18,500	19,443	(4.9%)	60,353	64,798	(6.9%)
Reinsurance (3)	29,565	14,605	102.4%	76,123	48,174	58.0%
Total gross written premiums	$174,303	$143,749	21.3%	$513,097	$464,022	10.6%

Ceded written premiums
Commercial Specialty	$6,574	$5,897	11.5%	$23,739	$23,662	0.3%
Specialty Property	3,300	4,759	(30.7%)	10,223	14,898	(31.4%)
Farm, Ranch & Stable	2,130	2,482	(14.2%)	8,500	8,475	0.3%
Reinsurance (3)	—	—	—	—	—	—
Total ceded written premiums	$12,004	$13,138	(8.6%)	$42,462	$47,035	(9.7%)

Net written premiums (2)
Commercial Specialty	$89,160	$69,074	29.1%	$256,007	$219,437	16.7%
Specialty Property	27,204	29,971	(9.2%)	86,652	93,053	(6.9%)
Farm, Ranch & Stable	16,370	16,961	(3.5%)	51,853	56,323	(7.9%)
Reinsurance (3)	29,565	14,605	102.4%	76,123	48,174	58.0%
Total net written premiums	$162,299	$130,611	24.3%	$470,635	$416,987	12.9%

Net earned premiums
Commercial Specialty	$84,209	$73,887	14.0%	$240,505	$211,329	13.8%
Specialty Property	29,343	31,388	(6.5%)	89,826	99,147	(9.4%)
Farm, Ranch & Stable	17,936	19,978	(10.2%)	54,037	57,691	(6.3%)
Reinsurance (3)	26,077	15,049	73.3%	66,305	58,450	13.4%
Total net earned premiums	$157,565	$140,302	12.3%	$450,673	$426,617	5.6%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 21.3% and 10.6% for the quarter and nine months ended September 30, 2021, respectively, as compared to same periods in 2020.  The increase in gross written premiums for both the quarter and nine months ended September 30, 2021 is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty as well as the organic growth of an existing casualty treaty and the assumption of three new smaller casualty treaties within Reinsurance Operations.  This growth in premiums was partially offset by the continued reduction of catastrophe exposed business within both Specialty Property and Farm, Ranch & Stable, the continued reduction in business not providing an adequate return on capital within Specialty Property, and the non-renewal of its property catastrophe treaties within Reinsurance Operations.  In addition, the gross written premiums for the nine months ended September 30, 2021 were also further reduced by actions taken by Commercial Specialty to reduce risk and increase profitability of Property Brokerage.

GLOBAL INDEMNITY GROUP, LLC

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Commercial Specialty	93.1%	92.1%	1.0	91.5%	90.3%	1.2
Specialty Property	89.2%	86.3%	2.9	89.4%	86.2%	3.2
Farm, Ranch & Stable	88.5%	87.2%	1.3	85.9%	86.9%	(1.0)
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Total	93.1%	90.9%	2.2	91.7%	89.9%	1.8

The net premium retention for the quarter and nine months ended September 30, 2021 increased by 2.3 points and 1.9 points, respectively, as compared to the same periods in 2020.  This increase in retention is primarily driven by the restructuring of the Company’s catastrophe reinsurance treaties which occurred on June 1, 2020 as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 14.0% and 13.8% for the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs partially offset by a reduction in Property Brokerage’s net earned premiums as a result of actions taken to reduce risk and increase profitability.  Property net earned premiums were $34.8 million for each of the quarters ended September 30, 2021 and 2020 and $102.3 million and $97.2 million for the nine months ended September 30, 2021 and 2020, respectively. Casualty net earned premiums were $49.5 million and $39.1 million for the quarters ended September 30, 2021 and 2020, respectively, and $138.2 million and $114.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Net earned premiums within the Specialty Property segment decreased by 6.5% and 9.4% for the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 primarily due to a continued reduction of catastrophe exposed business and a reduction in business not providing an adequate return on capital.  Property net earned premiums were $27.7 million and $29.3 million for the quarters ended September 30, 2021 and 2020, respectively, and $84.6 million and $92.2 million for the nine months ended September 30, 2021 and 2020, respectively. Casualty net earned premiums were $1.7 million and $2.1 million for the quarters ended September 30, 2021 and 2020, respectively, and $5.3 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Net earned premiums within the Farm, Ranch & Stable segment decreased by 10.2% and 6.3% for the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease in net earned premiums was primarily due to the continued reduction of catastrophe exposed business.  Property net earned premiums were $13.4 million and $15.0 million for the quarters ended September 30, 2021 and 2020, respectively, and $40.4 million and $42.1 million for the nine months ended September 30, 2021 and 2020, respectively. Casualty net earned premiums were $4.5 million and $5.0 million for the quarters ended September 30, 2021 and 2020, respectively, and $13.7 million and $15.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 73.3% and 13.4% for the quarter and nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to organic growth of an existing casualty treaty partially offset by a reduction in premiums written due to the non-renewal of its property catastrophe treaties.  Property net earned premiums were $1.8 million and $5.5 million for the quarters ended September 30, 2021 and 2020, respectively, and $7.2 million and $24.5 million for the nine months ended September 30, 2021 and 2020, respectively.  Casualty net earned premiums were $24.2 million and $9.6 million for the quarters ended September 30, 2021 and 2020, respectively, and $59.1 million and $33.9 million for the nine months ended September 30, 2021 and 2020, respectively.

GLOBAL INDEMNITY GROUP, LLC

Reserves

Management’s best estimate at September 30, 2021 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $731.8 million and $643.0 million, respectively, as of September 30, 2021.  A breakout of the Company’s gross and net reserves, as of September 30, 2021, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$187,198	$293,508	$480,706
Specialty Property	12,541	27,378	39,919
Farm, Ranch & Stable	12,144	33,227	45,371
Reinsurance Operations	41,197	124,572	165,769
Total	$253,080	$478,685	$731,765

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$146,769	$260,756	$407,525
Specialty Property	10,461	24,184	34,645
Farm, Ranch & Stable	9,898	25,196	35,094
Reinsurance Operations	41,197	124,572	165,769
Total	$208,325	$434,708	$643,033

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $290.2 million for claims occurring during the nine months ended September 30, 2021:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(42,079)	(28,295)	(14,510)	(726)	13,059
	-3%	(36,855)	(22,781)	(8,706)	5,369	19,443
	-2%	(34,244)	(20,024)	(5,804)	8,416	22,636
	-1%	(31,632)	(17,267)	(2,902)	11,463	25,828
	0%	(29,020)	(14,510)	—	14,510	29,020
	1%	(26,408)	(11,753)	2,902	17,557	32,212
	2%	(23,796)	(8,996)	5,804	20,604	35,404
	3%	(21,185)	(6,239)	8,706	23,651	38,597
	5%	(15,961)	(726)	14,510	29,746	44,981

The Company’s net reserves for losses and loss adjustment expenses of $643.0 million as of September 30, 2021 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Results

Commercial Specialty

The components of income and loss from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$95,734	$74,971	27.7%	$279,746	$243,099	15.1%

Net written premiums	$89,160	$69,074	29.1%	$256,007	$219,437	16.7%

Net earned premiums	$84,209	$73,887	14.0%	$240,505	$211,329	13.8%
Total revenues	84,209	73,887	14.0%	240,505	211,329	13.8%

Losses and expenses:
Net losses and loss adjustment expenses	62,545	42,879	45.9%	167,598	109,191	53.5%
Acquisition costs and other underwriting expenses	30,257	26,943	12.3%	88,067	79,452	10.8%
Underwriting income (loss)	$(8,593)	$4,065	NM	$(15,160)	$22,686	(166.8%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	74.4%	62.8%	11.6	67.4%	60.1%	7.3
Prior accident year	(0.1%)	(4.8%)	4.7	2.3%	(8.4%)	10.7
Calendar year loss ratio	74.3%	58.0%	16.3	69.7%	51.7%	18.0
Expense ratio	35.9%	36.5%	(0.6)	36.6%	37.6%	(1.0)
Combined ratio	110.2%	94.5%	15.7	106.3%	89.3%	17.0

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$18,936	54.5%	$14,769	42.4%	$55,321	54.1%	$41,581	42.8%
Effect of prior accident year	6,385	18.4%	(568)	(1.6%)	5,046	4.9%	(238)	(0.2%)
Non catastrophe property losses and ratio (2)	$25,321	72.9%	$14,201	40.8%	$60,367	59.0%	$41,343	42.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$11,911	34.3%	$9,537	27.4%	$24,881	24.3%	$23,116	23.8%
Effect of prior accident year	1,283	3.7%	626	1.8%	9,385	9.2%	6,063	6.2%
Catastrophe losses and ratio (2)	$13,194	38.0%	$10,163	29.2%	$34,266	33.5%	$29,179	30.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$30,847	88.8%	$24,306	69.8%	$80,202	78.4%	$64,697	66.6%
Effect of prior accident year	7,668	22.1%	58	0.2%	14,431	14.1%	5,825	6.0%
Total property losses and ratio (2)	$38,515	110.9%	$24,364	70.0%	$94,633	92.5%	$70,522	72.6%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$31,773	64.2%	$22,119	56.6%	$81,919	59.3%	$62,289	54.6%
Effect of prior accident year	(7,743)	(15.7%)	(3,604)	(9.2%)	(8,954)	(6.5%)	(23,620)	(20.7%)
Total casualty losses and ratio (2)	$24,030	48.5%	$18,515	47.4%	$72,965	52.8%	$38,669	33.9%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$62,620	74.4%	$46,425	62.8%	$162,121	67.4%	$126,986	60.1%
Effect of prior accident year	(75)	(0.1%)	(3,546)	(4.8%)	5,477	2.3%	(17,795)	(8.4%)
Total net losses and loss adjustment expense and total loss ratio (2)	$62,545	74.3%	$42,879	58.0%	$167,598	69.7%	$109,191	51.7%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Property losses
Non-catastrophe	$18,936	$14,769	28.2%	$55,321	$41,581	33.0%
Catastrophe	11,911	9,537	24.9%	24,881	23,116	7.6%
Property losses	30,847	24,306	26.9%	80,202	64,697	24.0%
Casualty losses	31,773	22,119	43.6%	81,919	62,289	31.5%
Total accident year losses	$62,620	$46,425	34.9%	$162,121	$126,986	27.7%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	54.5%	42.4%	12.1	54.1%	42.8%	11.3
Catastrophe	34.3%	27.4%	6.9	24.3%	23.8%	0.5
Property loss ratio	88.8%	69.8%	19.0	78.4%	66.6%	11.8
Casualty loss ratio	64.2%	56.6%	7.6	59.3%	54.6%	4.7
Total accident year loss ratio	74.4%	62.8%	11.6	67.4%	60.1%	7.3

The current accident year non-catastrophe property loss ratio increased by 12.1 points during the quarter ended September 30, 2021 as compared to the same period in 2020 reflecting higher claims severity.

The current accident year non-catastrophe property loss ratio increased by 11.3 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to higher claims severity.

The current accident year catastrophe loss ratio increased by 6.9 points during the quarter ended September 30, 2021 as compared to the same period in 2020 recognizing higher claims severity.  The impact from Hurricane Ida on the third quarter loss ratio was 27.4 points which was the main driver of the higher loss ratio in 2021.

The current accident year catastrophe loss ratio increased by 0.5 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to higher claims severity.  The impact from Hurricane Ida and the February Texas winter storms (PCS Catastrophes 2160 and 2117) on the 2021 loss ratio was 16.3 points.

The current accident year casualty loss ratio increased by 7.6 points during the quarter ended September 30, 2021 as compared to the same period in 2020 reflecting higher claims frequency.

The current accident year casualty loss ratio increased by 4.7 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to higher claims frequency.

The calendar year loss ratio for the quarter and nine months ended September 30, 2021 includes a decrease of $0.1 million, or 0.1 percentage points, and an increase of $5.5 million, or 2.3 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $3.5 million, or 4.8 percentage points, and a decrease of $17.8 million, or 8.4 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY GROUP, LLC

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 0.6 points from 36.5% for the quarter ended September 30, 2020 to 35.9% for the quarter ended September 30, 2021 and improved by 1.0 points from 37.6% for the nine months ended September 30, 2020 to 36.6% for the nine months ended September 30, 2021. The improvement in the expense ratio is primarily due to higher earned premiums.

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

Specialty Property

The components of income from the Company’s Specialty Property segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$30,504	$34,730	(12.2%)	$96,875	$107,951	(10.3%)

Net written premiums	$27,204	$29,971	(9.2%)	$86,652	$93,053	(6.9%)

Net earned premiums	$29,343	$31,388	(6.5%)	$89,826	$99,147	(9.4%)
Other income	435	450	(3.3%)	1,323	1,306	1.3%
Total revenues	29,778	31,838	(6.5%)	91,149	100,453	(9.3%)

Losses and expenses:
Net losses and loss adjustment expenses	20,516	34,430	(40.4%)	50,296	65,619	(23.4%)
Acquisition costs and other underwriting expenses	12,127	13,364	(9.3%)	37,745	41,357	(8.7%)
Underwriting income (loss)	$(2,865)	$(15,956)	82.0%	$3,108	$(6,523)	147.6%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	71.3%	116.1%	(44.8)	58.3%	72.8%	(14.5)
Prior accident year	(1.4%)	(6.4%)	5.0	(2.3%)	(6.6%)	4.3
Calendar year loss ratio	69.9%	109.7%	(39.8)	56.0%	66.2%	(10.2)
Expense ratio	41.3%	42.6%	(1.3)	42.0%	41.7%	0.3
Combined ratio	111.2%	152.3%	(41.1)	98.0%	107.9%	(9.9)

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$10,988	39.7%	$15,264	52.0%	$34,374	40.6%	$40,689	44.2%
Effect of prior accident year	(108)	(0.4%)	66	0.2%	(448)	(0.5%)	(2,979)	(3.2%)
Non catastrophe property losses and ratio (2)	$10,880	39.3%	$15,330	52.2%	$33,926	40.1%	$37,710	41.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$8,968	32.4%	$20,060	68.4%	$15,043	17.8%	$28,367	30.8%
Effect of prior accident year	(196)	(0.7%)	(1,828)	(6.2%)	(253)	(0.3%)	(1,619)	(1.8%)
Catastrophe losses and ratio (2)	$8,772	31.7%	$18,232	62.2%	$14,790	17.5%	$26,748	29.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$19,956	72.1%	$35,324	120.4%	$49,417	58.4%	$69,056	75.0%
Effect of prior accident year	(304)	(1.1%)	(1,762)	(6.0%)	(701)	(0.8%)	(4,598)	(5.0%)
Total property losses and ratio (2)	$19,652	71.0%	$33,562	114.4%	$48,716	57.6%	$64,458	70.0%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$967	57.9%	$1,109	53.9%	$2,911	55.3%	$3,154	45.1%
Effect of prior accident year	(103)	(6.2%)	(241)	(11.7%)	(1,331)	(25.3%)	(1,993)	(28.5%)
Total casualty losses and ratio (2)	$864	51.7%	$868	42.2%	$1,580	30.0%	$1,161	16.6%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$20,923	71.3%	$36,433	116.1%	$52,328	58.3%	$72,210	72.8%
Effect of prior accident year	(407)	(1.4%)	(2,003)	(6.4%)	(2,032)	(2.3%)	(6,591)	(6.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$20,516	69.9%	$34,430	109.7%	$50,296	56.0%	$65,619	66.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Other Income

Other income was $0.4 million and $0.5 million for the quarters ended September 30, 2021 and 2020, respectively, and $1.3 million for both the nine months ended September 30, 2021 and 2020.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Property losses
Non-catastrophe	$10,988	$15,264	(28.0%)	$34,374	$40,689	(15.5%)
Catastrophe	8,968	20,060	(55.3%)	15,043	28,367	(47.0%)
Property losses	19,956	35,324	(43.5%)	49,417	69,056	(28.4%)
Casualty losses	967	1,109	(12.8%)	2,911	3,154	(7.7%)
Total accident year losses	$20,923	$36,433	(42.6%)	$52,328	$72,210	(27.5%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	39.7%	52.0%	(12.3)	40.6%	44.2%	(3.6)
Catastrophe	32.4%	68.4%	(36.0)	17.8%	30.8%	(13.0)
Property loss ratio	72.1%	120.4%	(48.3)	58.4%	75.0%	(16.6)
Casualty loss ratio	57.9%	53.9%	4.0	55.3%	45.1%	10.2
Total accident year loss ratio	71.3%	116.1%	(44.8)	58.3%	72.8%	(14.5)

The current accident year non-catastrophe property loss ratio improved by 12.3 points during the quarter ended September 30, 2021 as compared to the same period in 2020 reflecting lower claims frequency.

The current accident year non-catastrophe property loss ratio improved by 3.6 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to lower claims frequency.

The current accident year catastrophe loss ratio improved by 36.0 points during the quarter ended September 30, 2021 as compared to the same period in 2020 recognizing lower claims frequency and severity in the current calendar quarter.  The impact from Hurricane Ida on the current quarter loss ratio was 18.6 points and the impact from Hurricane Laura on the 2020 third quarter loss ratio was 36.2 points.

The current accident year catastrophe loss ratio improved by 13.0 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to lower claims frequency and severity.  The impact from Hurricane Ida on the current nine month loss ratio was 6.1 points and the impact from Hurricane Laura on the 2020 nine month loss ratio was 11.5 points.

The current accident year casualty loss ratio increased by 4.0 points during the quarter ended September 30, 2021 as compared to the same period in 2020 reflecting higher claims severity.

The current accident year casualty loss ratio increased by 10.2 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to higher claims severity.

The calendar year loss ratio for the quarter and nine months ended September 30, 2021 includes a decrease of $0.4 million, or 1.4 percentage points, and a decrease of $2.0 million, or 2.3 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $2.0 million, or 6.4 percentage points, and a decrease of $6.6 million, or 6.6 percentage points, respectively,

GLOBAL INDEMNITY GROUP, LLC

related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Specialty Property segment improved 1.3 points from 42.6% for the quarter ended September 30, 2020 to 41.3% for the quarter ended September 30, 2021 primarily due to a reduction in commission expense which was partially offset by an increase in the expense ratio as a result of a reduction in net earned premiums.

The expense ratio for the Company’s Specialty Property segment increased by 0.3 points from 41.7% for the nine months ended September 30, 2020 to 42.0% for the nine months ended September 30, 2021. The increase in the expense ratio is primarily due to a reduction in earned premiums partially offset by a reduction in commission expense.

COVID-19

COVID-19’s lasting impacts could result in declines in business and non-payment of premiums that could adversely affect Specialty Property’s business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Farm, Ranch & Stable

The components of loss from the Company’s Farm, Ranch & Stable segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross written premiums	$18,500	$19,443	(4.9%)	$60,353	$64,798	(6.9%)

Net written premiums	$16,370	$16,961	(3.5%)	$51,853	$56,323	(7.9%)

Net earned premiums	$17,936	$19,978	(10.2%)	$54,037	$57,691	(6.3%)
Other income	37	35	5.7%	111	107	3.7%
Total revenues	17,973	20,013	(10.2%)	54,148	57,798	(6.3%)

Losses and expenses:
Net losses and loss adjustment expenses	10,678	14,649	(27.1%)	33,640	37,698	(10.8%)
Acquisition costs and other underwriting expenses	7,267	7,443	(2.4%)	21,440	22,687	(5.5%)
Underwriting income (loss)	$28	$(2,079)	101.3%	$(932)	$(2,587)	64.0%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	62.0%	79.9%	(17.9)	64.7%	69.0%	(4.3)
Prior accident year	(2.5%)	(6.5%)	4.0	(2.4%)	(3.7%)	1.3
Calendar year loss ratio	59.5%	73.4%	(13.9)	62.3%	65.3%	(3.0)
Expense ratio	40.5%	37.3%	3.2	39.7%	39.3%	0.4
Combined ratio	100.0%	110.7%	(10.7)	102.0%	104.6%	(2.6)

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$7,400	55.2%	$6,292	41.9%	$20,824	51.6%	$16,106	38.2%
Effect of prior accident year	6	—	(850)	(5.7%)	307	0.8%	(2,115)	(5.0%)
Non catastrophe property losses and ratio (2)	$7,406	55.2%	$5,442	36.2%	$21,131	52.4%	$13,991	33.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,432	10.7%	$6,970	46.4%	$6,931	17.2%	$15,488	36.8%
Effect of prior accident year	685	5.1%	(472)	(3.1%)	(350)	(0.9%)	89	0.2%
Catastrophe losses and ratio (2)	$2,117	15.8%	$6,498	43.3%	$6,581	16.3%	$15,577	37.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$8,832	65.9%	$13,262	88.3%	$27,755	68.8%	$31,594	75.0%
Effect of prior accident year	691	5.1%	(1,322)	(8.8%)	(43)	(0.1%)	(2,026)	(4.8%)
Total property losses and ratio (2)	$9,523	71.0%	$11,940	79.5%	$27,712	68.7%	$29,568	70.2%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,297	50.6%	$2,693	54.4%	$7,188	52.5%	$8,213	52.7%
Effect of prior accident year	(1,142)	(25.2%)	16	0.3%	(1,260)	(9.2%)	(83)	(0.5%)
Total casualty losses and ratio (2)	$1,155	25.4%	$2,709	54.7%	$5,928	43.3%	$8,130	52.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$11,129	62.0%	$15,955	79.9%	$34,943	64.7%	$39,807	69.0%
Effect of prior accident year	(451)	(2.5%)	(1,306)	(6.5%)	(1,303)	(2.4%)	(2,109)	(3.7%)
Total net losses and loss adjustment expense and total loss ratio (2)	$10,678	59.5%	$14,649	73.4%	$33,640	62.3%	$37,698	65.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Other Income

Other income was less than $0.1 million in each of the quarters ended September 30, 2021 and 2020 and $0.1 million in each of the nine months ended September 30, 2021 and 2020.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Property losses
Non-catastrophe	$7,400	$6,292	17.6%	$20,824	$16,106	29.3%
Catastrophe	1,432	6,970	(79.5%)	6,931	15,488	(55.2%)
Property losses	8,832	13,262	(33.4%)	27,755	31,594	(12.2%)
Casualty losses	2,297	2,693	(14.7%)	7,188	8,213	(12.5%)
Total accident year losses	$11,129	$15,955	(30.2%)	$34,943	$39,807	(12.2%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	55.2%	41.9%	13.3	51.6%	38.2%	13.4
Catastrophe	10.7%	46.4%	(35.7)	17.2%	36.8%	(19.6)
Property loss ratio	65.9%	88.3%	(22.4)	68.8%	75.0%	(6.2)
Casualty loss ratio	50.6%	54.4%	(3.8)	52.5%	52.7%	(0.2)
Total accident year loss ratio	62.0%	79.9%	(17.9)	64.7%	69.0%	(4.3)

The current accident year non-catastrophe property loss ratio increased by 13.3 points during the quarter ended September 30, 2021 as compared to the same period in 2020 reflecting higher claims severity.

The current accident year non-catastrophe property loss ratio increased by 13.4 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to higher claims frequency and severity.

The current accident year catastrophe loss ratio improved by 35.7 points during the quarter ended September 30, 2021 as compared to the same period in 2020 recognizing lower claims frequency and severity.  The impact from the Midwest derecho on the 2020 third quarter loss ratio was 30.1 points.

The current accident year catastrophe loss ratio improved by 19.6 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to lower claims frequency and severity in the current calendar year.  The impact from the Midwest derecho on the 2020 nine-month loss ratio was 10.7 points.

The current accident year casualty loss ratio improved by 3.8 points during the quarter ended September 30, 2021 as compared to the same period in 2020 reflecting lower claims severity.

The current accident year casualty loss ratio improved by 0.2 points during the nine months ended September 30, 2021 as compared to the same period in 2020 due to lower claims severity.

The calendar year loss ratio for the quarter and nine months ended September 30, 2021 includes a decrease of $0.5 million, or 2.5 percentage points, and a decrease of $1.3 million, or 2.4 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $1.3 million, or 6.5 percentage points, and a decrease of $2.1 million, or 3.7 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

GLOBAL INDEMNITY GROUP, LLC

Expense Ratios

The expense ratio for the Company’s Farm, Ranch & Stable Segment increased by 3.2 points from 37.3% for the quarter ended September 30, 2020 to 40.5% for the quarter ended September 30, 2021 and increased 0.4 points from 39.3% for the nine months ended September 30, 2020 to 39.7% for the nine months ended September 30, 2021. The increase in the expense ratio is primarily due to a reduction in earned premiums partially offset by a reduction in the commission rate partially driven by a change in agent distribution.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021 (1)	2020 (1)	Change	2021 (1)	2020 (1)	Change
Gross written premiums	$29,565	$14,605	102.4%	$76,123	$48,174	58.0%

Net written premiums	$29,565	$14,605	102.4%	$76,123	$48,174	58.0%

Net earned premiums	$26,077	$15,049	73.3%	$66,305	$58,450	13.4%
Other income (loss)	(58)	112	(151.8%)	(100)	96	NM
Total revenues	26,019	15,161	71.6%	66,205	58,546	13.1%

Losses and expenses:
Net losses and loss adjustment expenses	15,456	5,190	197.8%	39,382	29,584	33.1%
Acquisition costs and other underwriting expenses	9,631	5,518	74.5%	24,007	19,762	21.5%
Underwriting income	$932	$4,453	(79.1%)	$2,816	$9,200	(69.4%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2021	2020	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.2%	66.8%	(5.6)	61.6%	59.4%	2.2
Prior accident year	(2.0%)	(32.3%)	30.3	(2.2%)	(8.8%)	6.6
Calendar year loss ratio (3)	59.2%	34.5%	24.7	59.4%	50.6%	8.8
Expense ratio	36.9%	36.7%	0.2	36.2%	33.8%	2.4
Combined ratio	96.1%	71.2%	24.9	95.6%	84.4%	11.2

NM – not meaningful

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income (Loss)

The Company recognized other loss of $0.1 million and other income of $0.1 million during the quarter ended September 30, 2021 and 2020, respectively, and recognized other loss of $0.1 million and other income of $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.  Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 5.6 points during the quarter ended September 30, 2021 as compared to the same period in 2020.  The decrease in the current accident year loss ratio reflects an improvement in both the property and casualty loss ratios.

The current accident year loss ratio increased by 2.2 points during the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in the current accident year loss ratio reflects a mix of business shift to more casualty premium which has a higher expected loss ratio than property.

The calendar year loss ratio for the quarter and nine months ended September 30, 2021 includes a decrease of $0.5 million, or 2.0 percentage points, and a decrease of $1.5 million, or 2.2 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and nine months ended September 30, 2020 includes a decrease of $4.9 million, or 32.3 percentage points, and a decrease of $5.1 million, or 8.8 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Reinsurance Operations increased by 0.2 points from 36.7% for the quarter ended September 30, 2020 to 36.9% for the quarter ended September 30, 2021.

The expense ratio for the Company’s Reinsurance Operations increased by 2.4 points from 33.8% for the nine months ended September 30, 2020 to 36.2% for the nine months ended September 30, 2021. The increase in the expense ratio is primarily due to a change in business mix as well as an increase in profit commissions.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 3.3 years.

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross investment income (1)	$10,010	$12,556	(20.3%)	$31,827	$21,662	46.9%
Investment expenses	(666)	(810)	(17.8%)	(2,014)	(2,146)	(6.2%)
Net investment income	$9,344	$11,746	(20.4%)	$29,813	$19,516	52.8%

(1)	Excludes realized gains and losses

Gross investment income decreased by 20.3% for the quarter and increased by 46.9% for the nine months ended September 30, 2021, respectively, as compared to the same period in 2020.  The decrease for the quarter was primarily due to a decrease in yield within the fixed maturities portfolio. The increase for nine months ended was primarily due to increased returns from alternative investments offset by a decrease in yield within the fixed maturities portfolio.

Investment expenses decreased by 17.8% and 6.2% for the quarter and nine months ended September 30, 2021, respectively, as compared to the same period in 2020 due to decreased investment management expenses as a result of a reduction in the size of the investment portfolio.

At September 30, 2021, the Company held agency mortgage-backed securities with a market value of $170.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.8 years as of September 30, 2021, compared with 4.8 years as of September 30, 2020.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.6 years and 4.6 years as of September 30, 2021 and September 30, 2020, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.1% as of September 30, 2021, compared to 2.4% as of September 30, 2020. The embedded book yield on the $54.4 million of taxable municipal bonds in the Company’s portfolio, was 2.7% at September 30, 2021, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $62.0 million at September 30, 2020.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Equity securities	$(1,662)	$4,887	$6,101	$(17,201)
Fixed maturities	1,447	2,276	741	17,028
Derivatives	(95)	160	500	(22,159)
Net realized investment gains (losses)	$(310)	$7,323	$7,342	$(22,332)

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2021 and 2020.

GLOBAL INDEMNITY GROUP, LLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $5.4 million and $21.2 million during the quarters ended September 30, 2021 and 2020, respectively, and $16.0 million and $34.0 million during the nine months ended September 30, 2021 and 2020, respectively.  Corporate expenses were higher in 2020 due to incurring additional professional fees related to the redomestication.

Interest Expense

Interest expense decreased 28.3% and 40.2% during the quarter and nine months ended September 30, 2021, respectively, as compared to the same period in 2020 primarily due to the redemption of the Company’s 7.75% Subordinated Notes due in 2045 and the repayment of the margin borrowing facility in August, 2020.

Income Tax Benefit

Income tax benefit was $1.8 million and $3.2 million for the quarters ended September 30, 2021 and 2020, respectively. The reduction in the income tax benefit is primarily due to the recognition of a tax benefit of $1.7 million for a change in tax status for net insurance liabilities that were redomiciled from Bermuda at 0% tax rate to the United States in 2020.

Income tax benefit was $1.1 million and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively.  The reduction in the income tax benefit is primarily due to an increase in pre-tax income of the Company’s U.S. subsidiaries.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $7.7 million and $15.2 million for the quarters ended September 30, 2021 and 2020, respectively, and a net income of $4.2 million and net loss of $22.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company also had future funding commitments of $31.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2020 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2020 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies.  The Insurance Companies did not declare or pay any dividends during the quarter and nine months ended September 30, 2021.

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

Net cash provided by operating activities was $66.1 million and $33.9 million for the nine months ended September 30, 2021 and 2020, respectively.  The increase in operating cash flows of approximately $32.1 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
Net premiums collected	$464,650	$418,598	$46,052
Net losses paid	(226,152)	(231,038)	4,886
Underwriting and corporate expenses	(192,147)	(183,883)	(8,264)
Net investment income	27,495	33,428	(5,933)
Net federal income taxes recovered (paid)	(11)	10,859	(10,870)
Interest paid	(7,781)	(14,028)	6,247
Net cash provided by operating activities	$66,054	$33,936	$32,118

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

Dividends / Distributions

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021, June 21, 2021, and September 23, 2021.  Distributions paid to common shareholders were $10.8 million during the nine months ended September 30, 2021.   In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2021.

Sale of Manufactured and Dwelling Homes Business Lines

On October 26, 2021 the Company announced the sale of its manufactured and dwelling homes business lines to K2 Insurance Services and American Family Mutual Insurance Company.  Pursuant to the tripartite transaction, the Company will receive $30.4 million in cash as well as retain the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve.  The sales price of manufactured and dwelling homes business lines was $28 million.  In addition, K2 is subleasing approximately a third of the Company’s Scottsdale Arizona office.  Payments from the sublease are expected to be $2.4 million between October 2021 and November 2029.  To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff.  American Reliable plans to cease writing manufactured home and dwelling insurance in Florida and Louisiana as soon as possible.  American Family is assuming 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida.  For the nine months ended September 30, 2021, Manufactured Home and Dwelling gross written premium was $79.6 million.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2021.  Please see Item 7 of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

On September 27, 2021, Global Indemnity Investments Inc. repaid its promissory note with Global Indemnity Group, LLC. As of September 30, 2021, there are no intercompany notes outstanding.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2021.  Please see Item 7 of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

GLOBAL INDEMNITY GROUP, LLC

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

Parent and Subsidiary Co-obligors

The following table presents the summarized balance sheet information as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Intercompany note receivable	$—	$11,283
Intercompany receivables	654	57
Investments	242,565	250,863
Total assets excluding investment in subsidiaries	305,180	324,229
Intercompany payables	7,450	5,515
Total liabilities	156,649	158,423

The following table presents the summarized statement of operations information for the nine months ended September 30, 2021.

(Dollars in thousands)
Total revenue	$12,754
Intercompany interest income	64
Intercompany interest expense	—
Loss before income taxes (1)	(10,631)
Net loss (1)	(6,654)

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

GLOBAL INDEMNITY GROUP, LLC

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

For the quarter ending September 30, 2021, global equities fell approximately 1.0% with U.S. equities outperforming, returning approximately 0.6%.  U.S. fixed income returned approximately 0.1% with the average spread nearly unchanged while 10 year treasury rates declined to start the quarter before retracing all of the decline by quarter end.  As market participants gain confidence around the Federal Reserve’s plans to taper asset purchases by the end of the year, the focus begins to shift toward tightening, and with that a renewed emphasis on data dependency, particularly regarding potentially elevated levels of inflation and unemployment metrics. In terms of fiscal policy, democrats struggle to work with their thin majorities in both houses to pass an infrastructure and social spending plan as well as an extension of the debt ceiling. With economic growth softening, plagued by supply-chain bottlenecks and elevated unemployment, the requisite tax plans that will accompany large spending deserve close attention as they could serve to dampen growth going forward. While we have seen heightened market volatility of late, spreads remain at tight levels.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A average rating and a duration of 3.3 years. Portfolio purchases were focused within US Treasury, asset backed, and investment grade credit securities. These purchases were funded primarily through cash inflows, sales of US Treasury, MBS, and investment grade credit securities, as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to asset backed and investment grade credit increased, while the portfolio’s exposure to MBS, and US Treasuries decreased.  There have been no other material changes to the Company’s market risk since December 31, 2020.  Please see Item 7A of Part II in the Company’s 2020 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

GLOBAL INDEMNITY GROUP, LLC

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 12, 2021 as supplemented by the Company’s Quarterly Report on Form 10Q for the quarterly period ending June 30, 2021 filed on August 6, 2021. The risk factors identified therein have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were no shares surrendered by the Company’s employees during the quarter ended September 30, 2021.  All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: November 9, 2021	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)